Form 10-K
period 1993-12-31
OGDEN CORP
filed 1994-03-29
CIK 73902

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For The Fiscal Year Ended December 31, 1993

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to____________________

Commission File Number 1-3122

                               OGDEN CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                   13-5549268

(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


Two Pennsylvania Plaza, New York, NY                     10121

(Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code - (212) 868-6100

Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                          WHICH REGISTERED

Common Stock, par value                      New York Stock Exchange
  $.50 per share

$1.875 Cumulative Convertible                New York Stock Exchange
Preferred Stock (Series A)

5% Convertible Debentures Due 1993           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
[  ]

The aggregate market value of registrant's voting stock, held by non-affiliates based on the New York Stock Exchange closing price as reported in the consolidated transaction reporting system as of the close of business on March 1, 1994 was as follows:

Common Stock, par value $.50  per share      $970,959,364

$1.875 Cumulative Convertible
Preferred Stock (Series A)                   $  7,683,234

The number of shares of the registrant's Common Stock outstanding as of March 1, 1994 was 43,535,872 shares.

The following documents are hereby incorporated by reference into this Form 10-K:
(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 (Parts II and IV).
(2) Portions of the Registrant's 1994 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).

                              PART I
Item 1.   BUSINESS

     Ogden Corporation (hereafter together with its consolidated subsidiaries referred to as "Ogden" or the "Company") has its offices located at Two Pennsylvania Plaza, New York, New York 10121, pursuant to a lease that expires on April 30, 1998 and which contains an option by Ogden to renew for an additional five years.

     Ogden is a diversified company primarily engaged in providing services through subsidiaries within each of its Operating Services and Waste-to-Energy Operations as described below:

     I.   OPERATING SERVICES

          Ogden Services Corporation ("Ogden Services"), a wholly owned subsidiary of Ogden, provides services through each of its operating groups. The principal groups and services provided by each are as follows: (i) Ogden Aviation Services provides ground services, catering and fueling of aircraft at domestic and foreign airports;
          (ii) Ogden Entertainment Services provides facility management, concert promotions, food, beverage and novelty concession services and maintenance services at amphitheaters, stadiums, arenas and other venues; (iii) Ogden Environmental and Energy Services provides independent power generation, engineering and consulting services in the environmental and energy markets; (iv) Ogden Government Services and Atlantic Design Company provides engineering design, drafting and technical services; building and repairing electronic systems; and a broad range of technical support, logistics, and operation and maintenance services; and (v) Ogden Facility Services provides a broad range of turnkey facility management, housekeeping, mechanical maintenance, energy management, security, warehousing, shipping and receiving services.

          In addition, Ogden Services provides the removal or encapsulation of asbestos from office buildings and other structures and, through its 50% ownership in Universal Ogden Services, provides food and housekeeping services to offshore drilling rigs and logistical support services to remote industrial campsites in the United States and abroad.

     II.  Waste-to-Energy Operations

          Ogden Projects, Inc. ("OPI"), an 84.2% owned subsidiary of Ogden, through its wholly owned subsidiaries, provides waste disposal services throughout the United States.
          Its principal business, conducted largely through its wholly owned subsidiary, Ogden Martin Systems, Inc. ("OMS") provides waste-to-energy services through designing, permitting, constructing, assisting in financing and operating and maintaining waste-to-energy facilities. These waste-to-energy facilities combust municipal solid waste to make saleable energy in the form of electricity or steam. OMS holds the exclusive rights to market a proprietary mass-burn technology, the principal feature of which is the reverse-reciprocating stoker grate upon which the waste is burned. This technology is used by OPI in most of the waste-to-energy facilities it designs and constructs in the United States and abroad. OPI is also pursuing opportunities to develop independent power projects that utilize fuels other than waste, as well as pursuing opportunities to operate and maintain wastes and wastewater processing facilities.

- -------------------------------------------------------------------

          The amounts of revenue from sales and services to unaffiliated customers, operating profit or loss, and identifiable assets attributable to each of Ogden's two major operating areas and foreign operations, if any, for each of the last three fiscal years are set forth on pages 41 and 42 of Ogden's 1993 Annual Report to Shareholders certain specified portions of which are incorporated herein by reference.

                       OPERATING SERVICES


     The operations of Ogden's Operating Services are performed by Ogden Services Corporation ("Ogden Services") through its five major operating groups as follows: Ogden Aviation Services; Ogden Entertainment Services; Ogden Environmental and Energy Services; Atlantic Design Company and Ogden Government Services; and Ogden Facility Services. This organizational structure is described in more detail below.

     Ogden Services, through wholly-owned subsidiaries within each of the foregoing major operating groups, provides a wide range of services to private and public facilities. Its principal customers include airlines, transportation terminals, sports arenas, stadiums, banks, owners and tenants of office buildings, state, local and Federal governments, universities and other institutions and large industrial organizations that are leaders in such fields as plastics, chemicals, drugs, tires, petroleum and electronics.

     Ogden Services' bills most of its work on a cost-plus or fixed-price and time and material basis. Where services are performed on a cost-plus basis, the customer reimburses the appropriate Ogden Services' group for all reimbursable expenditures made in connection with the job (in some instances with a limit on the reimbursed amount) and also pays a fee, which may be a percentage of the reimbursable expenditures, a specific dollar amount, or a combination of the two. Fixed-price contracts, in most cases, contain escalation clauses increasing the fixed price in the event, and to the extent, that there are increases in payroll and related cost.

     Many of the contracts in the Ogden Aviation Services and Ogden Facility Services areas are written on a month-to-month basis or provide for a longer or indefinite term but are terminable by either party on notice varying from 30 to 180 days.

OGDEN AVIATION SERVICES

     The Ogden Aviation Services group provides specialized support services to over 200 airlines at 90 cities throughout the United States, Canada, Mexico, Germany, Czech Republic, The Netherlands, Brazil, Peru, Chile, Venezuela, New Zealand, Australia and other locations.

     The specialized support services provided by this group includes comprehensive ground handling, inflight catering and aviation fueling. These services are performed through contracts with individual airlines, through consolidated agreements with several airlines, and contracts with various airport authorities.

     Within the area of inflight catering, Ogden Aviation Services operates 14 inflight kitchens for over 85 airline customers. Locations include John F. Kennedy International and LaGuardia Airports in New York; Newark International Airport in New Jersey; Los Angeles and San Francisco International Airports in California; Miami International Airport in Florida; Washington Dulles International near Washington, D.C.; McCarren International in Las Vegas, Nevada; and Honolulu International in Hawaii. During 1993, Ogden Aviation Services signed new inflight catering contracts with Aeromexico, British Airways, EVA Airways, Malev Hungarian Airlines and Mexicana Airlines, among others. The Ogden Aviation inflight kitchen at Honolulu International also received a three year contract from NAVATEK, a Hawaiian cruise line, to provide catering services for its two cruise ships.

     Ogden Aviation Services also operates fueling facilities, including storage and hydrant fueling systems for the fueling of aircraft. This operation assists airlines in designing, arranging financing for, and installing underground fueling systems. These fueling operation services are principally performed in the North American market. However, Ogden Aviation Services will begin providing these services in Latin America following the award of contracts in Puerto Rico and Panama.

     Ground handling services include diversified ramp operations such as baggage unloading and loading, aircraft cleaning, aircraft maintenance, flight planning, de-icing, cargo warehouse operations and passenger-related services such as ticketing, check-in, porter ("skycap") service, passenger lounge operations and other miscellaneous services.

     Global expansion by this service group has resulted in the start-up of operations at several international locations over the past several years. For example, in Germany services are performed at eight different airports throughout the country; service at Schiphol International Airport in Amsterdam began in 1993; comprehensive ground handling services are provided at Auckland International Airport in New Zealand under a ten year licensing agreement; and services are provided in the Czech Republic through a 50% interest in a Prague-based airport handling company. In Canada Ogden Aviation Services provides ground handling and other related services at the Pearson International Airport in Toronto and the Mirabel and Dorval Airports in Montreal.

     During December 1993 Ogden Aviation Services began providing comprehensive ground handling services in Caracas, Venezuela at Simon Bolivar International Airport. Through an 80% owned company Ogden Aviation also began providing ground handling services at the Arturo Merino Benitez Airport in Santiago, Chile. Ogden Aviation continues to perform Air Aruba's aviation ground service operations at Reina Beatrix International Airport in Aruba through a corporation jointly owned by Ogden and Air Aruba with Ogden Aviation Services controlling and performing all day-to-day ground service operations at the airport.

OGDEN ENTERTAINMENT SERVICES

     The Ogden Entertainment Services group provides total facility management services, concert promotions, food, beverage and novelty concessions, janitorial, security, parking, and other maintenance services to a wide variety of public and private facilities located in the United States, Mexico, Canada and the United Kingdom.

     Many of the operating contracts and concession leases under which this group operates are individually negotiated and vary widely as to duration. Concession contracts usually provide for payment by an Ogden Entertainment Services subsidiary of commissions or rentals based on a stipulated percentage of gross sales or net profits, sometimes with a minimum rental or payment. Facility management contracts are usually on a cost-plus fee basis.

     Food and beverage service in the United States is provided at more than 100 stadiums, convention and exposition centers, arenas, parks, amphitheaters, fairgrounds and racetracks, including the following: Anaheim Stadium (Anaheim, California); Rich Stadium (Buffalo, New York); the U.S. Air Arena (Landover, Maryland); the Milwaukee Exposition and Convention Center (Milwaukee, Wisconsin); the Los Angeles Convention Center and The Great Western Forum (Los Angeles, California); the Kingdome (Seattle, Washington); Philadelphia Veterans Stadium (Philadelphia, Pennsylvania); Market Square Arena (Indianapolis, Indiana); Target Center (Minneapolis, Minnesota); McNichols Arena (Denver, Colorado); and Cobo Hall (Detroit, Michigan).

     During 1993 this service group was awarded a ten year contract to provide concession and novelty services at the Tempe Diablo Stadium in Tempe, Arizona; a five year contract to provide food, beverage and novelty services at the University of Oklahoma Stadium, and the Lloyd Noble Center, located in Norman, Oklahoma;
a ten year contract to provide food and beverage services at Fiddler's Green Amphitheatre located in Englewood, Colorado; a ten year contract to provide food, beverage and concession services at the MGM Grand Gardens Arena located in Las Vegas, Nevada at the MGM Grand Hotel; and a ten year contract to provide concession and novelty services at the Sandstone Amphitheatre located in Kansas City, Missouri. During 1993 Ogden Entertainment Services also entered a new market pursuant to a ten year contract to provide food and beverage services at the San Jose Swap Meet, the largest open-air market in California.

     Ogden Entertainment Services also provides food and beverage services at the 20,000 seat Starlake Amphitheater near Pittsburgh, Pennsylvania and concession and catering services at zoos located in Seattle, Washington and Cleveland, Ohio.

     Various combinations of security, parking, maintenance and janitorial services at accounts such as The Great Western Forum;
U.S. Air Arena; and The Palace (Auburn Hills, Michigan) are also provided by this service group.

     Ogden Entertainment Services has facility management agreements for various convention centers, arenas and public facilities including the Pensacola Civic Center in Pensacola, Florida; the Sullivan Arena and Egan Convention Center in Anchorage, Alaska; and the Rosemont Horizon, near Chicago, Illinois. In each of these facilities, Entertainment Services provides a comprehensive support service program. Facility management agreements are generally billed on a cost-plus fee basis.

     Ogden Entertainment Services, through long-term management and concession agreements, provides management services, food, beverage and novelty concessions and maintenance services at the Target Center in Minneapolis and The Great Western Forum in Los Angeles. Ogden Entertainment Services through its agreement with the City of Anaheim provides the exclusive operation of the food, beverage and novelty concessions at Anaheim Stadium, a 70,000 seat stadium located in Anaheim, California adjacent to the City's recently opened Arrowhead Pond (see below for further discussion of Arrowhead Pond).

     In Mexico, this service group has a 27% equity interest in a company which manages the Sports Palace, a 22,000 seat arena, and the Autodrome, a 45,000 seat open air facility, located in Mexico City, as well as the new amphitheater in Monterey Mexico that will be able to accommodate about 18,000 people. Ogden Entertainment also owns a 51% equity interest in a company that provides food and beverage concessions at the Sports Palace, Autodrome and Monterey Amphitheater.

     In Canada, Ogden Entertainment provides food, beverage and novelty concessions at the Saint John Regional Exhibition Centre located in New Brunswick, Canada and at Lansdowne Park in Ottawa,
Canada.

     The New London Stadium, a 20,000 seat soccer stadium near London, England, for which Ogden acted as design and marketing consultants during construction, was opened during 1993. The Stadium serves as the home stadium for the Millwall Football Club and Ogden Entertainment Services, through a ten year contract, provides food and beverage services at the Stadium. Ogden Entertainment Services also provides design and consulting services at the 18,000 seat Victoria station Arena in Manchester, England which Ogden Entertainment will manage and operate pursuant to a 20-year lease upon its scheduled completion during 1994.

     Ogden Entertainment Services also leases and operates a thoroughbred and harness racetrack in Illinois and five off-track betting parlors in Illinois where it telecasts races from Fairmount Park and other racing facilities. Restaurants and other food and beverage services are provided by Ogden Entertainment Services at these facilities. Racing days are usually awarded on an annual basis and a large portion of the track's revenue is derived from its share of the pari-mutual handle, which can be adjusted by state legislation. Other income is derived from admission charges, parking, programs and concessions.

     Pursuant to the Amended and Restated Arena Management Agreement (the "Management Agreement"), between Ogden Facility Management Corporation of Anaheim ("OFMA"), a wholly owned subsidiary of Ogden Services, and the City of Anaheim, California (the "City"), OFMA manages and operates the recently completed Arrowhead Pond which is owned by the City and located within the City of Anaheim. The Pond is a multi-purpose facility capable of accommodating professional basketball and hockey, concerts and other attractions, and has a maximum seating capacity of approximately 19,400. Construction of the Pond was financed through the sale of municipal securities issued by an instrumentality of the City in January, 1991. OFMA has agreed that the Pond, under OFMA's management, will generate a minimum amount of revenues computed in accordance with the 30-year Management Agreement between the City and OFMA. OFMA's obligations under the Management Agreement are guaranteed by Ogden. Ogden Entertainment Services has an agreement with the Walt Disney Company for a 30-year lease at the Pond where The Walt Disney Company's new National Hockey League team, the Mighty Ducks, began playing during the 1993/1994 hockey season.

OGDEN ENVIRONMENTAL AND ENERGY SERVICES (OEES)

     OEES provides a comprehensive range of environmental, infrastructure and energy consulting, engineering and design services to industrial and commercial companies, electric utilities and governmental agencies. Environmental services include analysis and characterization, remedial investigations, analytical testing, engineering and design, data management, project management, and regulatory assistance to detect, evaluate, solve and monitor environmental problems and health and safety risks. Infrastructure services include environmental, civil, geotechnical, transportation and sanitary engineering, urban and regional planning and storm water management. Energy services include regulatory assistance, nuclear safety and engineering, and consulting services relating to nuclear waste management, security engineering and design services, and independent power production.

     Services are provided to a variety of clients in the public and private sectors in the United States and abroad. Principal clients include major Federal agencies, particularly the Department of Defense and the Department of Energy as well as major corporations in the chemical, petroleum, transportation, public utility and health care industries and Federal and state regulatory authorities. Approximately 30% of OEES's revenues is derived from contracts or subcontracts with departments or agencies of the United States Government. United States Government contracts may be terminated, in whole or in part, at the convenience of the government or for cause. In the event of a convenience termination, the government is obligated to pay the costs incurred by OEES under the contract plus a fee based upon work completed.

     As of December 31, 1993, OEES's backlog of orders amounted to approximately $120 million, of which approximately $37 million represented government orders that were not yet funded; as of December 31, 1992, the comparable amounts were $87 million and $14 million, respectively.

     This service group continues to provide professional environmental engineering services, including program management, to the United States Navy CLEAN Program (Comprehensive Long Term Environmental Action Navy) pursuant to a $100 million contract awarded during 1991. Thus far OEES has provided these services in Hawaii and Guam.

     Through Catalyst New Martinsville Hydroelectric Corporation, OEES manages and operates the New Martinsville Hydroelectric Plant under a long-term lease with the City of New Martinsville, West Virginia. The plant has been in operation since 1988 and rated at approximately 40 megawatts of power. The plant's electrical output is sold to the Monongahela Power Company under a long-term power sales agreement.

     An OEES subsidiary, as a 50% partner in the Heber Geothermal Company ("HGC"), a partnership with Centennial Geothermal, Inc. leases and operates a 47-megawatt (net) power plant in Heber, California. The power is sold to Southern California Edison. The working interest in the geothermal field, which is adjacent to and supplies fluid to the power plant, is owned by a partnership composed of an OEES subsidiary and Centennial Field, Inc., an unaffiliated company. Separate subsidiaries of OEES have the contracts to operate and maintain both the Well field, which currently produces approximately eight million pounds per hour of fluid, and the power plant.

     During 1993 OEES received a four year contract from the State of Tennessee's Department of Transportation to survey road and stream bid profiles and perform underwater inspections and sounding around bridge foundations; Air Force bases in Ohio, Michigan and North Carolina were added to OEES' $25.0 million, three year contract with the U.S. Air Force Center for Environmental Excellence for the removal of storage tanks and contaminated soil from Air Force bases across the United States and in U.S. territories; and, OEES was one of four contractors selected by the U.S. Air Force to competitively bid for work valued at $195 million over five years to identify, investigate and remediate environmental contamination problems at the Kelly Air Force Base, Texas.

     OEES continued the development of its mixed waste analytical business through the modified portion of its analytical laboratory in Fort Collins, Colorado which opened during 1993 and analyzes mixtures of nuclear and non-nuclear hazardous waste. This mixed waste laboratory provides testing services for the Department of Energy and other Federal government agencies involved in the clean up of government facilities.

     OEES is continuing to examine the European market for long-term expansion of all of its services. During 1993 it acquired a privately-owned environmental, water resources and geotechnical consulting firm in Spain; was awarded an environmental services contract by the U.S. Army Corps of Engineers, Europe District, to provide environmental site assessments in Frankfurt, Germany; and, pursuant to a one year contract is working with the Chevron Overseas Petroleum, Inc.'s Tengizchevroil Joint Venture Project and the Republic of Kazakhstan, Russia to develop an environmental protection public health and safety plan.

OGDEN GOVERNMENT SERVICES AND ATLANTIC DESIGN COMPANY

Ogden Government Services

     The Ogden Government Services group functions through five operating groups: W.J. Schafer Associates, Inc. ("WJSA"), the Systems group, the Engineering group, the Biomedical Services group, and Operations Support Services group. Through these operating groups Ogden Government Services offers to private industry and Federal, state and local government agencies a broad range of engineering and technical support services; biomedical research and biological repository services; software design, integration and related services; systems engineering integration, management and logistics support; consulting, total facility management; property management; management support services and software; and maintenance services of all types required to maintain and operate governmental facilities worldwide.

     The WJSA group currently provides technology and engineering services and consultation in space-based and free electron laser, high energy systems research to the Ballistic Missile Defense Organization as well as technical research to the other agencies within the Department of Defense. During 1993 major awards included a contract by the Ballistic Missile Defense Organization to provide technical support to the Innovative Science Technology Directorate and by the Coleman Research Corporation to provide system engineering and technical assistance support for the Theater High Altitude Area Defense Project.

     The Engineering and Systems groups provide systems and software engineering and related services to the U.S. Navy, the General Services Administration, the Office of Personnel Management and many other Federal and state agencies. During 1993 these groups were awarded several large contracts ranging from one to five years in duration, including contracts by: The Department of Defense, to assist Unisys Government Systems with its Defense Enterprise Integration Services program; the Naval Command Control and Ocean Surveillance Center, to provide systems engineering, configuration management and other support services for naval combat systems; the State of Wisconsin to provide software systems transfer support to its Kids Information Data System; and the Internal Revenue Service to modernize its tax collection process.

     The Operations Support Services group provides custodial operations and maintenance, building management, logistical support, construction and repairs, and vehicle maintenance services to many Federal and state government facilities throughout the country. The group currently provides perimeter security in the United States embassies in Panama and the Bahamas as well as logistic functions at various other bases in the United States pursuant to contracts with the Department of Defense as well as a wide variety of operations and maintenance services for the U.S. Army's European Redistribution facilities located at Nahbollenbach and Hanau, Germany. During 1993 this group was awarded a complete facility management contract by the Department of Defense for the National Information Center, its top-secret facility located in Washington, D.C.

     The Bioservices group operates repositories and provides services in support of the National Institute of Health, the Walter Reed Army Institute of Research, the Federal Drug Administration, the National Institute of Allergy and Infectious Diseases, the National Cancer Institute and other health agencies.

     Atlantic Design Company, Inc. ("Atlantic Design")

     Atlantic Design with principal offices located in Charlotte, North Carolina and engineering facilities located in Livingston, New Jersey and New York, provides engineering design, drafting and technical services, as well as turn-key, integrated services in electronics contract manufacturing and assembly and through its Lenzar operation in Florida develops and markets medical products and custom image capturing products. Atlantic Design provides services to various industries, including such customers as IBM, Seiko, Compaq, Diasonics, AT&T, E.Systems, Decision Data, LXE and Pratt and Whitney.

     Atlantic Design's services also include the design of mechanical, electro-mechanical and electronic equipment; technical writing; engineering analysis; building, testing and repairing electronic assemblies and equipment; and the development of prototype equipment for a variety of industries. Atlantic Design's customers are primarily in the computer, medical and electronic industries located in the Eastern United States.

     During 1993 Atlantic Design was awarded a contract by Sequoia Pacific Systems to assemble electronic voting booths for the State of Louisiana as well as contracts from Compaq Computer, Seiko and AT&T.

OGDEN FACILITY SERVICES

     The Ogden Facility Services group (formerly Ogden Building Services and Ogden Industrial Services) provides a comprehensive range of facility management, maintenance and manufacturing support services to industrial, commercial, electric utilities, and education and institutional customers throughout the United States and Canada.

     The range of services provided include total facility management; facility operations and maintenance; operations, maintenance and repair of production equipment; security and protection; housekeeping; landscaping and grounds care; energy management; warehousing and distribution; project and construction management; and skilled craft support services.

     Ogden Facility Services' commercial and office building customers include the World Trade Center and the American Express Tower in New York, Phillips Petroleum Headquarters in Bartlesville, Oklahoma, and A.T.& T. at several sites in New Jersey. Facility's industrial and manufacturing customers include IBM, Chrysler, Colgate Palmolive, Bridgestone/Firestone, Exxon, Dow Chemical, American Cyanamid and Martin Marietta.

     The group continues to expand its support to the institutional and educational marketplace. Customers include the University of Miami; New York University; Clark Atlanta University in Georgia;
and Concordia University in Montreal, Canada.

     During 1993 the group was awarded a five year contract by the Orlando Utility Commission (OUC) to provide support services at OUC's Orlando and Titusville, Florida plants. Additional awards included The Bank of New York (Housekeeping Services); Geon Company, formerly B.F. Goodrich (Warehousing and Distribution Services); Ameritech (Facility Management) and Ford Stamping Plant in Chicago Heights, Illinois (Facility Maintenance).

     Ogden Facility Services, in conjunction with Ogden Projects, Inc., also provides services to the waste-to-energy plants in operation, or being built, by Ogden Martin Systems, Inc. on a cost-plus basis as negotiated between Ogden Martin and Ogden Facility Services.

OTHER SERVICES

     Ogden Services also provides services relating to the removal and encapsulation of asbestos-containing materials from office buildings and other facilities and arranges for the transport of such material to approved disposal sites. Asbestos-remediation jobs are being performed principally in the greater Manhattan-New York metropolitan area. The market for asbestos removal and encapsulation services by office buildings and large residential complexes, industrial plants, airports and other public facilities has been greatly reduced over the past several years and Ogden Services' continued involvement in this industry is reviewed on an annual basis.

     Through Universal Ogden Services, a joint venture based in Seattle, Washington, services are provided to a wide range of facilities where people live for extended periods of time, such as remote job sites and oil rigs. Food and housekeeping services are currently provided to offshore oil production platforms and drilling rigs in the Gulf of Mexico, the North Sea, the West Coast of Africa and South America, for oil production and drilling companies. Logistical support services, including catering, housing, security, operations, and maintenance are provided to remote industrial campsites located in the United States and abroad.

                    WASTE-TO-ENERGY OPERATIONS


OGDEN PROJECTS, INC.

     Ogden Projects, Inc. ("OPI"), through its wholly-owned subsidiaries, provides waste disposal services throughout the United States. Its principal business, conducted through wholly-owned subsidiaries, including Ogden Martin Systems, Inc. ("OMS"), is providing waste-to-energy services. Waste-to-energy facilities combust municipal solid waste to make saleable energy in the form of electricity or steam.

     OPI was organized as a wholly-owned subsidiary of Ogden (together with its subsidiaries, "Ogden") in 1984. Through OMS it holds the exclusive rights to use the proprietary technology (the "Martin Technology") of Martin GmbH fur Umwelt - und Energietechnik of Germany ("Martin") in the United States, other Western Hemisphere locations and Israel. In addition, OPI has exclusive rights to use the Martin Technology on a full service design, construct and operate basis in Germany, the Netherlands, Denmark, Norway, Sweden, Finland, Poland, and Italy. The Martin Technology is used in over 150 waste-to-energy facilities operating worldwide, principally in Europe, the Far East and the United States.

     OPI completed construction of its first waste-to-energy facility in 1986 and currently operates twenty-five waste-to-energy projects at twenty-four locations. Three facilities are under construction. OPI is the owner or lessee of seventeen of these projects. Additional projects are in various stages of development.

     During early 1993, OPI acquired all of the United States waste-to-energy business of Asea Brown Boveri, Inc. through the acquisition of the stock of one of its indirect, wholly-owned subsidiaries. By virtue of the acquisition, OPI became the operator of these facilities. These three facilities do not employ the Martin Technology. OPI also owns and operates four additional facilities that do not utilize the Martin technology.

     OPI has taken preliminary steps toward expanding its waste-to-energy business internationally. It is also pursuing opportunities to develop independent power projects that utilize fuels other than waste. In addition, OPI is pursuing opportunities to operate and maintain water and wastewater processing facilities.

WASTE-TO-ENERGY SERVICES

     In most cases, OPI, through wholly-owned subsidiaries ("Operating Subsidiaries"), provides waste-to-energy services pursuant to long term service contracts ("Service Agreements") with local governmental units sponsoring the waste-to-energy project ("Client Communities"). OPI has projects currently under development for which there is no sponsoring Client Communities and may in the future undertake other such projects.

     (a) Terms and Conditions of Service Agreements. Waste-to-energy projects are generally awarded by Client Communities pursuant to competitive procurement. OPI has also built and is operating projects that were not competitively bid. Following award, the Client Community and the winning vendor must agree upon the final terms of the Service Agreement.

     Following execution of a Service Agreement between the Operating Subsidiary and the Client Community, several conditions must be met before construction commences. These usually include, among other things, financing the facility, executing an agreement providing for the sale of the energy produced by the facility, purchase or lease of the facility site, and obtaining of required regulatory approvals, including the issuance of environmental and other permits required for construction. In many respects, satisfaction of these conditions are not wholly within OPI's control and accordingly, implementation of an awarded project is not assured or may occur only after substantial delays. OPI incurs substantial costs in preparing bids and, if it is the successful bidder, implementing the project so it meets all conditions precedent to the commencement of construction. In some instances OPI has made contractual arrangements with communities that provide partial recovery of development costs if the project fails to go into construction for reasons beyond OPI's control.

     Each Service Agreement is different in order to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements and other factors. The following description sets forth terms that are generally common to these agreements.

     Pursuant to the Service Agreement, the Operating Subsidiary designs the facility, generally applies for the principal permits required for its construction and operation and helps to arrange for financing. The Operating Subsidiary then constructs and equips the facility on a fixed price and schedule basis. The actual construction and installation of equipment is performed by contractors under the supervision of the Operating Subsidiary. The Operating Subsidiary bears the risk of costs exceeding the fixed price of the facility and may be charged liquidated damages for construction delays, unless caused by the Client Community or unforeseen circumstances beyond OPI's control, such as changes of law ("Unforeseen Circumstances"). After the facility successfully completes acceptance testing, the Operating Subsidiary operates and maintains the facility for an extended term, generally 20 years or more.

     Under the Service Agreement, the Operating Subsidiary generally guarantees that the facility will meet minimum processing capacity and efficiency standards, energy production levels and environmental standards. The Operating Subsidiary's failure to meet these guarantees or to otherwise observe the material terms of the Service Agreement, (unless caused by the Client Community or Unforeseen Circumstances) may result in liquidated damages to the Operating Subsidiary or, if the breach is substantial, continuing and unremedied, the termination of the Services Agreement, in which case the Operating Subsidiary may be obligated to discharge project indebtedness.

     The Service Agreement requires the Client Community to deliver minimum quantities of municipal solid waste ("MSW") to the facility and, regardless of whether that quantity of waste is delivered to the facility, to pay a service fee. These fees are further described below. Generally, the Client Community also provides or arranges for debt financing. Additionally, the Client Community bears the cost of disposing ash residue from the facility and, in many cases, of transporting the residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste to the facility and from the presence of hazardous materials on the site are also borne by the Client Community. In addition, the Client Community is also generally responsible to pay increased expenses and capital costs resulting from Unforeseen Circumstances, subject to limits which may be specified in the Service Agreement.

     Ogden guarantees the Operating Subsidiaries performance of their respective Service Agreements.

     (b) Other arrangements for providing Waste-to-Energy Services. OPI owns two facilities which are not operated pursuant to Service Agreements with Client Communities, and is currently developing, and may undertake in the future, additional such projects. In such projects, OPI must obtain sufficient waste under contracts with haulers or communities to ensure sufficient project revenues. OPI is subject to risks usually assumed by the Client Community, such as those associated with Unforeseen Circumstances, and the supply and price of municipal waste to the extent not contractually assumed by other parties. OPI's current contracts with waste suppliers for these two facilities provide limited contractual protection for Unforeseen Circumstances. On the other hand, OPI generally retains all of the energy revenues and disposal fees for waste accepted at these facilities. Accordingly, OPI believes that such projects carry both greater risks and greater potential rewards than projects in which there is a Client Community. As a result of the declining number of municipal procurements in the United States, which is anticipated to continue in the near future, such projects are likely to become more common.

     (c) Project Financing. Financing for projects is generally accomplished through the issuance of a combination of tax-exempt and taxable revenue bonds issued by a public authority. If the facility is owned by an Operating Subsidiary, the authority lends the bond proceeds to the Operating Subsidiary and the Operating Subsidiary contributes additional equity to pay the total cost of the project. For such facilities, project-related debt is included as a liability in OPI's consolidated financial statements. Generally, such debt is secured only by the assets of the Operating Subsidiary and otherwise provides no recourse to OPI.

     The Operating Subsidiaries are able to realize value from facilities owned by them either by selling the facilities and leasing them from the purchaser for extended terms or by selling limited partnership interests in the entity owning the facility. OPI has taken advantage of these financing mechanisms by selling the interests in Tulsa I and Tulsa II to a leverage lessor and leasing the facility back under a long term lease. In addition, in 1991, limited partnership interests in, and the related tax benefits of, the partnership that owns the Huntington, New York facility were sold to third party investors. In 1992, OPI sold the subsidiary that held the remaining limited partnership interest in, and certain related tax benefits of, that partnership. Under the limited partnership agreement, an Operating Subsidiary is the general partner and retains responsibility for the operation and maintenance of the facility. The Operating Subsidiary retained 85% of the residual value of the facility after the initial term of the Service Agreement. In 1991, OPI acquired a facility from Blount, Inc. which was sold through a sale-leaseback arrangement. An Operating Subsidiary is the owner of the facility under construction in Onondaga, New York and a sale of equity interests in such facility is under consideration.

     (d) Revenues and Income. During the construction period, for facilities owned by Client Communities, construction income is recognized on the percentage-of-completion method based on the percentage of costs incurred to total estimated costs.
Construction revenues also include amounts relating to sales of limited partnership interests and related tax benefits in facilities not yet in commercial operation as well as other amounts received with respect to activities conducted by OPI prior to the commencement of commercial operation.

     After construction is completed and the facility is accepted, the Client Community pays the Operating Subsidiary a fixed operating fee which escalates in accordance with specified indices; reimburses the Operating Subsidiary for certain costs specified in the Agreement including taxes and governmental impositions (other than income taxes), ash disposal and utility expenses; and shares with the Operating Subsidiary a portion of the energy revenues (generally 10%) generated by the facility. If the facility is owned by the Operating Subsidiary, the Client Community also pays as part of the Service Fee an amount equal to the debt service on the bonds issued to finance the facility. With respect to such facilities OPI recognizes as revenue principal on such bonds on a level basis over the term of the debt. At most facilities, OPI may earn additional fees from accepting waste from the Client Community or others utilizing the capacity of the facility which exceeds the minimum amount of waste committed by the Client Community.

     For the projects that are not operated pursuant to a Service Agreement, tipping fees which are generally subject to escalation in accordance with specified indices, and energy revenues are paid to OPI. Electricity generated by these projects is sold to public utilities, and in one instance, steam and a portion of the electricity generated is sold to industrial users. Under certain of the contracts under which waste is provided to these facilities, OPI may be entitled to fee adjustments to reflect certain Unforeseen Circumstances.

     (e) OPI's Waste-to-Energy Projects. Certain information with respect to OPI's projects as of February 28, 1994 is summarized in the following table:

                     OPI'S WASTE-TO-ENERGY FACILITIES

                                 Tons       Boiler          Commencement
In Operation                  Per Day        Units          Of Operation

Tulsa, OK (I) (1)                 750            2                  1986
Haverhill/Lawrence
MA-RDF (8)                        950            1                  1984
Marion County, OR                 550            2 (2)              1987
Hillsborough County, FL (3)     1,200            3 (2)              1987
Tulsa, OK (II) (1) (4)            375            1                  1987
Bristol, CT                       650            2 (2)              1988
Alexandria/Arlington, VA          975            3                  1988
Indianapolis, IN                2,362            3 (2)              1988
Hennepin County, MN (1) (5)     1,000            2                  1991
Stanislaus County, CA             800            2                  1989
Babylon, NY                       750            2 (2)              1989
HaverHill, MA-Mass Burn         1,650            2                  1989
Warren County, NJ (5)             400            2                  1991
Kent County, MI (3)               625            2 (2)              1990
Wallingford, CT (5)               420            3 (2)              1990
Fairfax County, VA              3,000            4 (2)              1990
Huntsville, AL (3)                690            2 (2)              1990
Lake County, FL                   528            2 (2)              1990
Lancaster County, PA (3)        1,200            3 (2)              1991
Pasco County, FL (3)            1,050            3 (2)              1991
Huntington, NY (6)                750            3 (2)              1991
Hartford, CT (3) (7)(8)         2,000            3                  1989
Detroit, MI (1) (8) (9)         3,300            3                  1989
Honolulu, HI (1) (8)            2,160            2                  1990
Union County, NJ (3) (11)       1,440            3                  1994

TOTAL                          29,575

                                                                 Estimated
                                                              Unrecognized
                                                              Construction
                                                            Revenues as of
                                             Scheduled        12/31/93 (in
                                             Commencement     thousands of
Under Construction                           of Operations        dollars)

Onondaga County, NY         990    3 (2)          1995            $    N/A
Lee County, FL (3)        1,200    3 (2)          1994              46,269
Montgomery County, MD(3)  1,800    3 (2)          1995             117,917

TOTAL                     3,990

                                                                 Estimated
                                                              Unrecognized
                                                              Construction
                                                            Revenues as of
                                             Scheduled        12/31/93 (in
Awarded--Not Yet                             Commencement     thousands of
Under Construction                           of Operations        dollars)

Mercer County, NJ (3)     1,450    2              1994            $154,866
Clark County, OH (10)     1,750    2              1995                 N/A
Halifax, Nova Scotia (3)    550    2              1994              99,620*

TOTAL                     3,750

NOTES:

* Expressed in Canadian Dollars.

(1) Facility is owned by an owner/trustee pursuant to a leveraged lease arrangement.

(2) Facility has been designed (or, with respect to facilities and facilities under construction, will be designed) to allow for the addition of another unit.

(3) Facility is owned (or, with respect to facilities not under construction is to be owned) by the Client
          Community.

(4) Phase II of the Tulsa facility, which was financed as a separate project, expanded the capacity of the facility from two to three units.

(5) Operating subsidiaries were purchased after completion and use a mass-burn technology that is not the Martin
          Technology.

(6) Owned by a limited partnership in which certain limited partners are not affiliated with OPI.

(7)       Under contracts with the Connecticut Resource Recovery
          Authority and Northeast Utilities, OPI operates only the boiler and turbine for this facility.

(8)       Operating Contracts were acquired after completion.
          Facility uses a refuse-derived fuel technology and does not employ the Martin Technology.

(9) OPI is currently constructing environmental improvements to the Detroit facility. The total price for this project is approximately $117,800,000 (subject to escalation) and construction is expected to be completed by April 1996.

(10)      On May 19, 1993, OPI entered into a Development
          Agreement, a Steam Purchase and Sale Agreement and an
          Operation and Maintenance Agreement with Ohio Edison
          Company.  On June 8, 1993, OPI entered into a Host
          Community Agreement for the construction and operation of a waste-to-energy incinerator with the Clark County Solid
          Waste Management District. This contract is the subject of litigation brought by a local landfill in which an intermediate appellate court recently enjoined performance by the County. The County and OPI are determining whether to appeal to the Ohio Supreme Court or whether to rebid the project. OPI is in the process of procuring additional waste contracts for the facility.

(11) This facility is substantially complete and is processing waste. OPI expects to recognize an additional $7.2 million in construction revenues in 1994.

     (f) Markets and Competition. OPI markets its services principally to governmental entities, including city, county and state governments as well as public authorities or special purpose districts established by one or more local government units for the purpose of managing the collection and/or disposal of MSW. For certain projects, OPI may market its services directly to private firms in the business of MSW collection and/or disposal.

     MSW generated in the United States is processed in waste-to-energy facilities; incinerated without energy recovery; recycled and landfilled. OPI believes that no single waste disposal technique can properly manage all MSW and that an effective waste management program must include waste minimization, recycling, and waste-to-energy to utilize as much waste as possible for reuse and energy production.

     Steps to minimize the quantity of MSW produced are being taken at the manufacturing and consumer levels. Some jurisdictions, for example, have banned the use of certain plastic containers. These efforts have not yet had an appreciable impact on the quantities of MSW being generated.

     Increased recycling is a goal of many state and local governments, and some have legislated ambitious mandatory targets. OPI believes that increased recycling is an important aspect of waste disposal planning in the United States and will continue to grow. However, the inherent limitation on the types of materials that can successfully be recycled will continue to require municipalities to use other disposal methods such as waste-to-energy or landfilling for much of the waste produced. Most of OPI's facilities have been sized to accommodate the accomplishment of communities recycling goals.

     Waste-to-energy facilities compete with other disposal methods, such as landfills. Compliance with regulations promulgated by the United States Environmental Protection Agency (the "EPA") in 1991 will to some extent increase the cost of landfilling although landfills may be less expensive, in some cases, in the short term, than waste-to-energy facilities. Landfills generally do not commit their capacity for extended periods. Much of the landfilling done in the United States is done on a spot market or through short term contracts. Accordingly, landfill pricing tends to be more volatile as a result of periodic changes in waste generation and available capacity than OPI's pricing, which is based on long term contracts. Another factor effecting the competitiveness of waste-to-energy fees are the additional charges imposed by Client Communities to support recycling programs, household hazardous waste collections, citizen education and similar initiatives. The cost competitiveness of waste-to-energy facilities also depends on the prices at which the facility can sell the energy it generates.

     Mass-burn waste-to-energy systems compete with various refuse-derived fuel ("RDF") systems in which MSW is preprocessed to remove various non-combustibles and is shredded for sizing prior to burning. OPI believes that the large-scale facilities being contracted for today are primarily mass-burn systems. Although OPI operates four RDF projects, these were all acquired after construction. OPI does not intend to develop any new RDF facilities.

     Since 1989, there has been a decline in the number of communities requesting proposals for waste-to-energy facilities. OPI believes that this decline has resulted from a number of factors that adversely affected communities willingness to make long term capital commitments to waste disposal projects, including uncertainties about the impact of recycling on the waste stream; concerns arising from the Clean Air Act Amendments of 1990 and the regulatory actions currently being proposed pursuant to its terms. In addition, there was aggressive opposition to proposed waste disposal projects of all types by many individuals and small groups during this period. OPI believes that legislative developments increased public acceptance of the safety and cost effectiveness of waste-to-energy and economic recovery will resolve many of these uncertainties.

     In response to the decline in the number of requests for proposals, OPI has sought projects for which there are no sponsoring Client Communities. In 1993, OPI negotiated a waste disposal agreement with Clark County, Ohio, for the disposal of MSW at such a project. OPI also completed negotiation of contracts with Ohio Edison Company pursuant to which Ohio Edison leases a site to OPI and purchases steam generated at the proposed waste-to-energy facility. This project is conditional upon obtaining commitments of additional MSW from other sources.

     There is substantial competition within the waste-to-energy field. OPI competes with a number of firms, some of which have greater financial resources than OPI. Some competitors have licenses or similar contractual arrangements for competing technologies in the waste-to-energy field, and a limited number of competitors have their own proprietary technology.

     Other technologies utilized in mass-burn-type facilities in the United States include the Von Roll, W+E Umwelltechnik, A.G.,
Takuma, Volund, Steinmueller, Deutsche Babcock, O'Connor and
Detroit Stoker.

     The principal factors influencing selection of vendors for governmentally sponsored projects are technology, financial strength, performance guarantees, experience, reputation for environmental compliance, service and price.

     (g) Technology. The principal feature of the Martin Technology is the reverse-reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin Technology expired in 1989. OPI has no information that would cause it to believe that any other company uses the basic stoker grate technology that was protected by the expired patent. OPI believes that unexpired patents on other portions of the Martin Technology would limit the ability of other companies to effectively use the basic stoker grate technology in competition with OPI. More importantly, it is Martin's know-how in manufacturing grate components and in designing and operating mass-burn facilities and Martin's worldwide reputation in the waste-to-energy field, rather than the use of potential technology, that is important to OPI's competitive position in the waste-to-energy industry in the United States. OPI does not believe that the expiration of the patent covering the basic stoker grate technology will have a material adverse effect on OPI's financial condition or competitive position.

     (h) The Cooperation Agreement. Under an agreement between OPI and Martin (the "Cooperation Agreement"), OPI has the exclusive right to use the Martin Technology in waste-to-energy facilities in the United States, Canada, Mexico, Bermuda, certain Caribbean countries most of Central and South America and Israel. In addition, in Germany, Turkey, Saudi Arabia, Kuwait, the Netherlands, Denmark, Norway, Sweden, Finland, Poland and Italy, OPI has exclusive rights to use the Martin Technology only on a full service design, construct and operate basis. OPI may not use any other technology to design and construct waste-to-energy refuse incineration facilities without Martin's permission. OPI may, however, acquire, own, commission and/or operate facilities that use technology other than the Martin technology that have been constructed by entities other than OPI. Martin is obligated to assist OPI in installing, operating and maintaining facilities incorporating the Martin Technology. The fifteen year term of the Cooperation Agreement renews automatically each year unless notice of termination is given, in which case the Cooperation Agreement would terminate 15 years after such notice. Additionally, the Cooperation Agreement may be terminated by either party if the other fails to remedy its material default within 90 days of notice. The Cooperation Agreement is also terminable by Martin if there is a "change in control" (as defined in the Cooperation Agreement) of OMS, or any direct or indirect parent of OMS not approved by its respective board of directors. Although termination would not affect the rights of OPI to design, construct, operate, maintain or repair waste-to-energy facilities for which contracts have been entered into or proposals made prior to the date of termination, the loss of OPI's right to use the Martin Technology could have a material adverse effect on OPI's future business and prospects. For example, Germany has enacted legislation which would prevent the landfilling of untreated raw municipal waste by the end of the decade. OPI therefore believes this is an appropriate time to seek to expand its business in these markets.

     (i) International Business Developments. In 1993, OPI continued the development of its waste-to-energy business in selected international markets. OPI opened an office in Munich, Germany in 1993 and, as indicated above, extended its right to use the Martin technology to develop full service projects in much of Europe. OPI had no operations outside the United States previously. Furthermore, in Europe, waste-to-energy facilities have been built as turn-key construction projects and then operated by local governmental units or by utilities under cost-plus contracts. OPI emphasizes developing projects which it will build and then operate for a fixed fee. Some European countries are seeking to substantially reduce their dependency on landfilling.

     (j) Backlog. OPI's backlog as of December 31, 1993 is set forth under (e) above. As of the same date of the prior year, the estimated unrecognized construction revenues for projects under construction was $192,935,000, and the estimated construction revenues for projects awarded but not yet under construction was $513,488,000 (includes $99,620,000 expressed in Canadian Dollars). The changes reflect construction progress on four projects. Generally, the construction period for a waste-to-energy facility is approximately 28 to 34 months. The backlog does not reflect the cancellation of projects owned by OPI or the cancellation of the Quonset Point and Johnston Rhode Island projects.

OTHER SERVICES

     OPI operates transfer stations in connection with its Montgomery County, Maryland project, and will use a railway system to transport MSW and ash residue to and from the facility. OPI leases and operates a landfill located at its Haverhill, Massachusetts facility, and leases, but does not operate, a landfill in connection with its Bristol, Connecticut facility.

     In 1991, OPI announced that it would discontinue the on-site remediation business utilizing a mobile technology then conducted by Ogden Waste Treatment Service, Inc. ("OWTS"). OWTS was formed by Ogden in 1986 to conduct on-site remediation of hazardous wastes using a proprietary incineration process. In 1991, OWTS operated at sites located in Alaska and California. Certain of these operations continued into 1993; and certain contractual obligations resulting from the disposal of assets are expected to conclude in 1994.

     In 1993, OPI announced that it would discontinue the fixed-site hazardous waste business it had been conducting through American Envirotech, Inc. ("AEI"), an indirect subsidiary. AEI received a permit in 1993 for the construction and operation of a facility near Houston, Texas (the "RCRA Permit"), which is subject to a pending appeal in the state of Texas. Substantial and adverse changes in the market for hazardous waste incineration services such as those proposed to be provided by AEI, and regulatory uncertainty stemming from EPA pronouncements apparently foreshadowing more pervasive regulation, led OPI to conclude that successful commercial development of the project was unlikely. OPI has ceased all development activities and in 1994 intends to dispose of the assets related to this business, primarily a permit to build and operate a hazardous waste incineration facility.

     OPI, through Ogden Power Systems, Inc., a wholly owned subsidiary, intends to develop, operate and, in some cases, own power projects which cogenerate electricity and steam or generate electricity alone for sale to utilities. These power systems may use, among other fuels, wood, tires, coal, or natural gas as fuel. OPI does not currently operate any power projects.

     OPI, through Ogden Water Systems, Inc., a wholly owned subsidiary, intends to develop, operate and, in some cases, own projects that purify water, treat wastewater, and treat and manage biosolids and compost organic wastes. As with OPI's waste-to-energy business, water and wastewater projects involve various contractual arrangements with a variety of private and public entities including municipalities, lenders, joint venture partners (which provide financing or technical support), and contractors and subcontractors which build the facilities.

     OPI also intends to develop, operate and, in some cases, own projects that process recyclable paper products into linerboard for reuse in the commercial sector. As with OPI's waste-to-energy business, such projects involve various contractual arrangements with a variety of private and public entities, including municipalities, lenders, joint venture partners (which provide financing or technical support) and contractors and subcontractors which build the facilities. In addition, such projects require significant amounts of energy in the form of steam, which may be provided by present or future waste-to-energy projects operated by OPI.

REGULATION

(a) Environmental Regulations. OPI's business activities are pervasively regulated pursuant to Federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts govern discharges of pollutants into the air and water. Other Federal, state and local laws such as the Resource Conservation and Recovery Act ("RCRA") comprehensively govern the generation, transportation, storage, treatment and disposal of solid waste, including hazardous waste (such laws and the regulations thereunder, "Environmental Regulatory Laws"). The Environmental Regulatory Laws and other Federal, state and local laws, such as the Comprehensive Environmental Recovery Response Compensation and Liability Act ("CERCLA"), make OPI potentially liable for any environmental contamination which may be associated with its activities or properties (collectively, Environmental Remediation Laws").

     Many states have mandated local and regional solid waste planning, and require that new solid waste facilities may be constructed only in conformity with such plans. State laws may authorize the planning agency to require that waste generated within its jurisdiction be brought to a designated facility which may help that facility become economically viable but preclude the development of other facilities in that jurisdiction. Such
ordinances are sometimes referred to as legal flow control.   Legal
flow control has been challenged in a number of law suits on the basis that it is a state regulation of interstate commerce prohibited by the United States Constitution. The decisions on these cases have not been consistent. However, several recent decisions have invalidated ordinances creating legal flow control. In 1993, the United States Supreme Court granted an appeal from a decision of a New York State Court upholding a New York municipality's ordinance requiring that all waste generated within its jurisdiction be disposed of at a transfer station operating under contract with the municipality. The case was argued in December 1993 and a decision is expected during the Court's spring 1994 term.

     OPI believes that legal flow control is an important tool used by municipalities in fulfilling their obligations to provide safe and environmentally sound waste disposal services to their constituencies. Although a decision invalidating legal flow control would reduce the number of options local government would have in meeting this obligation, OPI does not believe it would materially impact OPI's existing facilities or its ability to develop new ones. Most of the contracts pursuant to which OPI provides disposal services require the Client Community to deliver stated minimum quantities of waste on a put-or-pay basis. OPI does not believe these obligations would be negated by an adverse Supreme Court decision. Furthermore, only a few of the Client Communities served by OPI rely solely on flow control to provide waste to OPI's facilities, a factor influenced in part by past difficulties in enforcing legal flow control ordinances. Although some municipalities may experience temporary difficulties in meeting delivery commitments as they address required changes in their waste disposal plans, such difficulties should not be long-lived as indicated by the experience of municipalities served by OPI which determined that it could not enforce its flow control ordinance and therefore adopted alternative measures. OPI believes that there are other methods for providing incentives to use integrated waste systems incorporating waste to energy that do not entail legal flow control, which incentives should not be affected by the Court's decision. These include mandating that charges for utilization of the system be maintained at competitive levels and that revenue shortfalls be funded from tax revenues or special assessments on residents. This type of incentive will be utilized at the facility being constructed, which will be operated by OPI in Montgomery County Maryland.

     Furthermore, in most of the municipalities where OPI provides services, information available to OPI indicates that the cost to the Client Community of waste-to-energy is competitive with alternative disposal facilities, and therefore OPI's facilities should be able to compete for waste economically. As indicated, however, certain additional waste disposal services are financed by the Client Community's increasing the cost for disposal at waste-to-energy facilities, and these services may have to be paid for by other mechanisms. A number of bills are presently pending in Congress to authorize legal flow control. Whether Congress will enact legislation on this subject is uncertain.

     In addition, state laws have been enacted in some jurisdictions that may also restrict the intrastate and interstate movement of solid waste. Restrictions on importation of waste from other states have generally been voided by Federal Courts as invalid restrictions on interstate commerce. Bills proposed in past sessions of Congress would authorized such designations and restrictions. Bills of this nature are expected to be introduced in the current session of Congress. Similar bills have been introduced in previous sessions of Congress and it remains uncertain whether Congress acts to authorize such laws.

     The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction or operation of any waste-to-energy facility, including: air quality, construction and operating permits, stormwater discharge permits, solid waste facility permits in most cases, and, in many cases, wastewater discharge permits. There can be no assurance that all required permits will be issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third party appeals challenging permit issuance.

     The Environmental Regulatory Laws and regulations and permits issued pursuant to them also establish operational standards, including specific limitations upon emissions of certain air and water pollutants. Failure to meet these standards subjects an Operating Subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include fines and orders which could limit or prohibit operations. Certain of the Environmental Regulatory Laws also authorize suits by private parties for damages and injunctive relief. Repeated unexcused failure to comply with environmental standards may also constitute a default by the Operating Subsidiary under its Service Agreement.

     The Environmental Regulatory Laws and governmental policies governing their enforcement are subject to revision. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants or for solid waste or ash handling and disposal. Most Federal Environmental Regularly Laws encourage development of new technology to achieve increasingly stringent standards; they also often require use of the best technology available at the time a permit is issued. The Federal Prevention of Significant Deterioration of air quality Program requires that new or substantially modified waste-to-energy facilities of the size constructed by OPI that are located in areas of the country that are in compliance with national ambient air quality standards ("NAAQS") employ the Best Available Control Technology ("BACT"). The selection of control technology and the emission limits that must be achieved are made on a case-by-case basis considering economic impacts, energy and other environmental impacts and costs, and may include requirements that certain components of the mixed waste stream be separated for treatment by means other than combustion in the Operating Subsidiary's facility. For facilities developed in areas where NAAQS are not met, Federal law requires that control technology capable of achieving the Lowest Achievable Emission Rate ("LAER") must be employed. LAER means the most stringent emission limit achievable in practice by emission sources similar to the facility in question, which does not involve any consideration of the economic impact or cost to achieve such a limitation. Existing facilities in areas where LAER is now required for new facilities may be required to retro-fit Reasonably Available Control Technology ("RACT") established by EPA applicable to selected pollutants to enhance progress toward these areas achieving the NAAQS. RACT is that technology which EPA or state agencies determine to be available, proven, reliable, and affordable to reduce targeted emissions from specific types of existing sources of air emissions within geographic areas in which NAAQS for the target emissions is not being met. Thus, as new technology is developed and proven, it must be incorporated into new or modified facilities. This new technology may often be more expensive than that used previously.

     EPA has promulgated regulations establishing New Source Performance Standards ("NSPS") and Emission Guidelines ("EG") applicable to new and existing municipal waste combustion units with a capacity of greater than 250 tons per day, respectively.
The EG and NSPS limit the concentrations of carbon monoxide in combustion gases and establish limitations upon the flue gas pollutant concentrations entering the ambient air for particulate matter (opacity), organics (dioxins and furans), carbon monoxide and acid gases (sulfur dioxide and hydrogen chloride). The NSPS also establish emissions limitations for nitrogen oxides. The NSPS apply to facilities beginning construction after December 20, 1989 and the EG will become effective three years after each individual state adopts them but no later than five years after promulgation. Additional air pollution control equipment is likely to be required at three of OPI's existing waste-to-energy facilities to achieve the EG limitations.

     The Clean Air Act required EPA to re-evaluate the NSPS and EG for particulate matter (total and fine), opacity (as appropriate), sulfur dioxide, hydrogen chloride, oxides of nitrogen, carbon monoxide, dioxins and dibenzofurans and to establish new NSPS and EG for lead, cadmium, and mercury no later than November 15, 1991 for all waste combustion facilities. Such re-evaluation and regulations were not completed by that date. These standards must reflect maximum achievable control technology ("MACT") for both new and existing waste-to-energy units. MACT means the maximum degree of reduction in emissions, considering the cost, energy requirements, and non air quality related health and environmental impacts. OPI cannot predict what standards will be proposed or promulgated, although EPA is reviewing data from existing facilities. The revised standards for new facilities will become effective six months after the date of promulgation of the revised
standards.   Standards for lead, cadmium and mercury are expected
to be proposed in 1994 under a consent order entered in 1993 in connection with litigation commenced by several parties against the EPA.

     The Clean Air Act also requires each state to implement a state implementation plan in conformity with Federal law that outlines how areas are out of compliance with NAAQs will be returned to compliance. One aspect of the state implementation plan must be an operating permit program. Most states are now in the process of developing or augmenting their implementation plans to meet these requirements. The state implementation plans and the operating permits issued under them may place new requirements on waste-to-energy facilities. Under federal law, the new operating permits may have a term of up to 12 years after issuance or renewal, subject to review every five years.

     Changes in standards can affect the manner in which OPI operates existing projects and could require significant additional expenditures to achieve compliance. OPI believes that for a majority of the facilities operated by its Operating Subsidiaries, the cost of capital improvements required to meet Clean Air Act Requirements will not exceed $1 million per facility. Those improvements are expected to increase the cost of disposal at those facilities by less than two dollars per ton of MSW processed. Capital Improvements for four of OPI's earlier Facilities, however, are expected to cost between $20 million and $44 million. As a consequence, related cost of disposal increases are expected to range from six dollars to seventeen dollars per ton of MSW processed. OPI's estimates are preliminary and depend on whether Clean Air Act requirements are implemented as currently proposed. Such expenditures are, in most cases, borne by the Client Communities. For Facilities owned by OPI equity contributions of up to 20 percent of the capital costs described herein may be required. For projects not operated pursuant to a Service Agreement, such capital costs are the responsibility of OPI. OPI expects to recover such expenditures through increases in the tipping fee. In certain cases, there are limitations on the total amount or type of costs for complying with changes in law that can be "passed through" to the Client Communities, and if such limits are exceeded, the Client Community may be able to terminate the Service Agreement relating to the affected project, in which case the Client Community would be responsible for retiring or otherwise providing for the outstanding project debt. OPI does not believe that any of its Service Agreements will be terminated for this reason.

     The Environmental Remediation Laws, including CERCLA, may subject OPI, like other entities that manage waste, to joint and several liability for the costs of remediating contamination at sites, including landfills, which OPI has owned, operated or leased, or at which there has been disposal of residue or other waste handled or processed by OPI. OPI leases and operates a landfill in Haverhill, Massachusetts and leases a landfill in Bristol, Connecticut in connection with its projects at those locations. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some Service Agreements provide for indemnification of the Operating Subsidiaries from some such liabilities.

     Environmental Regulatory Laws, such as RCRA and state and local solid waste laws, impose significantly more stringent requirements upon disposal of hazardous waste than upon disposal of MSW and other non-hazardous wastes. These laws prohibit disposal of hazardous waste, other than in small, household-generated quantities, at the Company's municipal solid waste facilities and generally makes disposal of hazardous waste more expensive than management of non-hazardous waste. The Service Agreements recognize the potential for improper deliveries of hazardous wastes and specify procedures for dealing with hazardous waste that is delivered to a facility. Although certain Service Agreements require the Operating Subsidiary to be responsible for some costs related to hazardous waste deliveries, to date, no Operating Subsidiary has incurred material hazardous waste disposal costs.

     No ash residue from a fully operating facility operated by OPI has been characterized as hazardous under the present or past prescribed EPA test procedures, and such ash residue is currently disposed of in permitted landfills as non-hazardous waste. Some state laws or regulations provide that if prescribed test procedures demonstrate that ash residue has hazardous characteristics, it must be treated as hazardous waste. In certain states, ash residue from certain waste-to-energy facilities of other vendors or communities has been found to have hazardous characteristics under these test procedures. There is a conflict between the two Federal courts which have decided whether municipal solid waste ash residue having hazardous characteristics is subject to RCRA'S provisions for management as a hazardous waste. The Second Circuit Court of Appeals has held that it is not. The Seventh Circuit Court of Appeals reached the opposite result. In September 1992, the Administrator of the United States EPA officially stated that EPA policy was that waste-to-energy ash residue was exempt from treatment as a hazardous waste as a matter of law and could be safely disposed of in MSW landfills that met the EPA's criteria. In reaching its decision, the Seventh Circuit Court of Appeals refused to give deference to the EPA's policy. An appeal of this decision was filed in early 1993 in the United States Supreme Court, and a decision is expected during the Court's Spring 1994 session. OPI does not expect that a decision that requires ash residue having hazardous characteristics to be managed as a hazardous waste would have significant impacts on the OPI's business. Eight of the Company's facilities are located in states or dispose of their ash residue in states which require testing to determine whether such residue must be managed as a hazardous waste under state law. Furthermore, ash processing technology is available which could be used to further ensure that ash does not exhibit characteristics of hazardous waste.

     From time to time, state and federal moratoria on waste to energy have been proposed in legislation, regulation, and by executive action. Generally, such proposals have not been adopted, and where they have, as in the State of New Jersey, following the moratorium, waste to energy has continued to be included in the options available to local municipalities. In 1992, as previously reported, the State of Rhode Island eliminated waste to energy from its unique legislation in which the state's solid waste management plan was enacted as law. As a consequence of this legislation, OPI brought an action against the state challenging the validity of the change in the plan which has been settled by the State's agreement to pay OPI approximately $5.5 million in 1994, a portion of which must be shared with Blount, Inc., the former developer of the Quonset, Rhode Island project.

     OWTS' business activities are regulated under Federal, state and local environmental laws governing air and water emissions and the generation, transportation, storage, treatment and disposal of solid wastes, and hazardous and toxic materials. In particular, RCRA, its implementing regulations and parallel state laws create a cradle-to-grave system for regulating hazardous waste; and CERCLA and similar state laws create programs for remediation of contaminated sites and for the imposition of liability upon those who owned or operated such sites or who generated or transported hazardous substances disposed of at such sites. OPI believes that OWTS's units and projects were operated in compliance in all material respects with regulatory requirements that apply to its business.

     OPI's waste-to-energy business is subject to the provisions of the Federal Public Utility Regulatory Policies Act ("PURPA"). Pursuant to PURPA, the Federal Energy Regulatory Commission ("FERC") has promulgated regulations that exempt qualifying facilities (facilities meeting certain size, fuel and ownership requirements) from compliance with certain provisions of the Federal Power Act, the Public Utility Holding Company Act of 1935, and, except under certain limited circumstances, state laws regulating the rates charged by electric utilities. PURPA was promulgated to encourage the development of cogeneration facilities and small facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to qualifying facilities from the Federal Power Act and the Public Utility Holding Company Act of 1935 are of great importance to the Company and its competitors in the waste-to-energy industry.

     State public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from the Company's projects. PURPA requires that electric utilities purchase electric energy produced by qualifying facilities at negotiated rates or at a price equal to the incremental or "avoided" cost that would have been incurred by the utility if it were to generate power itself or purchase it from another source. While public utilities are not required by PURPA to enter into long-term contracts, PURPA creates a regulatory environment in which such contracts can typically be negotiated.

     In October, 1992, Congress enacted, and the President signed into law, comprehensive energy legislation, several provisions of which are intended to foster the development of competitive, efficient bulk power generation markets throughout the country. Although the impact of the legislation will not be fully known until any judicial challenges are resolved and Federal and State regulatory agencies develop policies and promulgate implementing regulations, OPI believes that, over the long term, the legislation will create business opportunities both in the waste-to-energy field as well as in other power generation fields.

OTHER INFORMATION

(a) Raw Materials. The construction of each of OPI's waste-to-energy facilities is generally carried out by a general contractor selected by OPI. The general contractor is usually responsible for the procurement of bulk commodities used in the construction of the facility, such as steel and concrete. These commodities are generally readily available from many suppliers. OPI generally directs the procurement of all major equipment utilized in the facility, which equipment is also generally readily available from may suppliers. The stoker grates utilized in facilities constructed by OPI are required to be obtained from Martin pursuant to the Cooperation Agreement.

     In connection with the currently operating waste-to-energy facilities, OPI has entered into long-term waste disposal agreements which obligate the relevant Client Communities (or in the case of the Haverhill projects, the private haulers) to deliver specified amounts of waste on an annual basis. OPI believes that sufficient amounts of waste are being produced in the United States to support current and future waste-to-energy projects. Other commodities used in operation of OPI's facilities are readily available from many suppliers.

Item 2.   PROPERTIES

     (a) Operating Services

     The principal physical properties of Ogden Services are the fueling installations at various airports in the United States and Canada and the corporate premises located at Two Pennsylvania Plaza, New York, New York 10121 under lease, which expires on April 30, 1998 and which contains an option by Ogden Services to renew for an additional five years.

     Atlantic Design Company's corporate offices are located in Charlotte, North Carolina. Atlantic Design owns a 51,000 square foot operating facility on 3.5 acres of land in Vestal, New York. Atlantic Design also leases operating facilities at various locations in Florida, New Jersey and New York. The leases range from a term of one year to as long as ten years.

     Ogden Services Corporation, through wholly-owned subsidiaries, owns and leases buildings in various areas in the United States which house office, laboratory and warehousing operations. The leases range from a month-to-month term to as long as five years.

     The Ogden Services Corporation in-flight food service operation facilities, aggregating approximately 600,000 square feet, are leased, except at Newark, New Jersey; Miami, Florida,;
and Las Vegas, Nevada which are owned.

     Ogden Services, through a subsidiary, operates the Fairmount Park racetrack which conducts thoroughbred and harness racing in Collinsville, Illinois, eight miles from downtown St. Louis. The track is on a 150-acre site with a long-term lease expiring in 2017. It also owns a 148-acre site located at East St. Louis, Illinois.

     Ogden Abatement and Decontamination Services owns a 12,000 square-foot warehouse and office facility located in Long Island
City, New York.

     Ogden Government Services leases most of its facilities, consisting almost entirely of office space. This includes an 11-year lease which began in 1986 for its headquarters facility in Fairfax, Virginia, for approximately 119,000 square feet as well as office space in other locations throughout the United States under lease terms of five years or less.

     OEES's headquarters is located in Fairfax, Virginia, where OEES currently occupies approximately 27,000 square feet of space in the headquarters building of ERC International, Inc. ("ERCI"), a wholly-owned subsidiary of Ogden. OEES's lease payments include the cost of certain services and allocations which are shared with ERCI. OEES has agreed to continue to occupy and sublease from ERCI not less than 24,000 square feet of space in the building for the remainder of the lease term expiring in 1997.

     OEES leases an aggregate of approximately 347,000 square feet of office and laboratory space in 40 separate locations in 17 states in the United States. OEES's leases are generally short term in nature, with terms which range from five to ten years or less and include (i) the headquarters office described above, (ii) office and laboratory space in Nashville and Oak Ridge, Tennessee; San Diego, California; Pensacola, Florida; and Phoenix, Arizona, and (iii) laboratory office space owned in Fort Collins, Colorado. In addition to its Fairfax, Virginia headquarters, OEES maintains regional headquarters in San Diego, California and Nashville, Tennessee.

     Many of the other Ogden Services' facilities operate from leased premises located principally within the United States.

     (b)  Waste-to-Energy Operations

     OPI's principal executive offices are located in Fairfield, New Jersey in an office building located on a 5.4-acre site owned by OPI.

     The following table summarizes certain information relating to the locations of the properties owned or leased by OPI or its subsidiaries as of January 31, 1994 (1).

                         Approximate
Location                  Site Size    Site Use          Nature of Interest

Fairfield, New Jersey          5.4     Office Space      Own

Marion County, Oregon         15.2     Waste-to-Energy   Own (2)
                                       facility

Alexandria/Arlington, VA       3.3     Waste-to-Energy   Acquiring the
                                       facility          Alexandria
                                                         Authority's & the
                                                         Arlington
                                                         Authority's interest
                                                         under Site Lease
                                                         (expires Oct. 1,
                                                         2025) pursuant to
                                                         Conditional Sales
                                                         Agreement.

Bristol, Connecticut          18.2      Waste-to-Energy  Own (2)
                                        facility

Bristol, Connecticut          35.0      Landfill         Site Lease
                                                         (expires July 1,
                                                         2014)

Indianapolis, Indiana         23.5      Waste-to-Energy  Site lease (expires
                                        facility         Dec., 2008 subject
                                                         to four 5-year
                                                         renewal option) (2)

Stanislaus County,            16.5      Waste-to-Energy  Site Lease (expires
California                              facility         Aug 20, 2021 subject
                                                         to 15-year renewal
                                                         option) (2)

Babylon, New York              9.5      Waste-to-Energy  Site Lease (expires
                                        facility         Dec. 19, 2010, with
                                                         renewal options)

Haverhill, Massachusetts      12.7      Waste-to-Energy  Site Lease (expires
                                        facility         March 16, 1997,
                                                         subject to sixteen
                                                         5-year renewal
                                                         options) (2)

Haverhill, Massachusetts      16.8      RDF processing   Site Lease (expires
                                        facility         March 16, 1997,
                                                         subject to sixteen
                                                         5-year renewal
                                                         options) (2)

Haverhill, Massachusetts      20.2      Landfill         Site Lease
                                                         (expires March 16,
                                                         1997, subject to
                                                         sixteen 5-year
                                                         renewal options) (2)

Lawrence, Massachusetts       11.8      RDF power plant  Own (2)

Lake County, Florida          15.0      Waste-to-Energy  Own (2)
                                        facility

Wallingford, Connecticut      10.3      Waste-to-Energy  Site Lease (expires
                                        facility         Dec. 1, 2026) (2)

Fairfax County, Virginia      22.9      Waste-to-Energy  Acquiring Fairfax
                                        facility         Authority's interest
                                                         under Site Lease
                                                         (expires March 10,
                                                         2016) pursuant to
                                                         Conditional Sales
                                                         Agreement

Imperial County, California   83.0      Undeveloped      Own
                                        Land

Huntington, New York          13.0      Waste-to-Energy  Site Lease (expires
                                        facility         Oct. 28, 2012,
                                                         subject to
                                                         successive renewal
                                                         terms through Jan.
                                                         28, 2029) (2)

Warren County, New Jersey     19.8      Waste-to-Energy  Site Lease (expires
                                        facility         Nov. 16, 2005
                                                         subject to two
                                                         10-year renewal
                                                         options) (2)

Hennepin County, Minnesota    14.6      Waste-to-Energy  Lease of site and
                                        facility         facility (expires
                                                         Oct. 1, 2017 subject
                                                         to renewals to Dec.
                                                         20, 2024) (2) (3)

Stockton, California           4.5      Contaminated     Site Lease
                                        soil             (expired February 1,
                                        remediation      1994)
                                        facility
                                        (discontinued)

Tulsa, OK                     22.0      Waste-to-Energy  Lease of site and
                                        facility         facility (expires
                                                         April 30, 2012
                                                         subject to renewal
                                                         options to August 2,
                                                         2026) (2) (3)

Harris County, TX             14.0      Undeveloped      Own
                                        Land

Onondaga, New York                      Facility Site    Site lease expires
                                                         contemporaneously
                                                         with service
                                                         agreement, subject
                                                         to renewal options
                                                         to May 9, 2020 (2)


NOTES:
(1) Two facilities, located in Detroit, Michigan and Honolulu, Hawaii and not listed in the table, were initially owned by political subdivisions and were sold to leveraged lessors. The lessors entered into lease agreements with the respective Operating Subsidiaries, all of which lease obligations, including the obligation to pay rent, are passed through to the Client Communities.

(2) Indicates that the Operating Subsidiary's ownership or leasehold interest is subject to material liens in connection with the financing of the related project.

(3)  Sublease of site expires contemporaneously with facility lease.

                        OTHER INFORMATION


COMPETITION AND GENERAL BUSINESS CONDITIONS

     Ogden's businesses can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restriction and controls, natural disasters, energy shortages, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which Ogden has no control.

     The economic climate can adversely affect several of Ogden's operations, including reduced requests by communities for waste-to-energy facilities at Ogden Projects, Inc., fewer airline flights and flight cancellations in the Ogden Aviation Services group; cost cutting and budget reductions in the Ogden Government Services and Ogden Facility Services groups; and, reduced event attendance in the Ogden Entertainment Services group.

EQUAL EMPLOYMENT OPPORTUNITY

     In recent years, governmental agencies (including the Equal Employment Opportunity Commission) and representatives of minority groups and women have asserted claims against many companies, including some Ogden subsidiaries, alleging that certain persons have been discriminated against in employment, promotions, training, or other matters. Frequently, private actions are brought as class actions, thereby increasing the practical exposure. In some instances, these actions are brought by many plaintiffs against groups of defendants in the same industry, thereby increasing the risk that any defendant may incur liability as a result of activities which are the primary responsibility of other defendants. Although Ogden and its subsidiaries have attempted to provide equal opportunity for all of its employees, the combination of the foregoing factors and others increases the risk of financial exposure.

EMPLOYEE AND LABOR RELATIONS

     As of January 31, 1994, Ogden and its subsidiaries employed approximately 41,800 people.

     Certain employees at Ogden subsidiaries are covered by collective bargaining agreements with various unions. During 1993, Ogden subsidiaries successfully renegotiated collective bargaining agreements in certain of its business sectors with no strike-related loss of service. Ogden does not anticipate any significant labor disputes in any of its service areas in 1994.

INTERNATIONAL TERMINAL OPERATING CO. INC.

     Since April 1983, Ogden has owned 50% of the outstanding shares of International Terminal Operating Co. Inc. (ITO), which is engaged in providing stevedoring and related terminal services for loading and unloading containerized and breakbulk cargo in the United States. Because of severely depressed industry conditions, as well as the possibility of high pension liabilities under multiemployer plans, it does not appear likely that Ogden will be able to recover its investment in the foreseeable future. Ogden previously recorded a $28.5 million loss to fully reserve its entire investment. Ogden is contingently liable for up to $19.2 million as guarantor under certain of ITO's surety bonds and letters of credit.

AVONDALE INDUSTRIES, INC.

     Pursuant to Ogden's sale of Avondale Industries, Inc., (Avondale) in 1985, Ogden continues as guarantor of tax-exempt Industrial Revenue Bonds (IRBs), amounting to approximately $36,000,000 on behalf of Avondale. The IRBs are secured by a letter of credit which expires June 16, 1994 issued for the account of Ogden. These IRBs are redeemable (unless remarketed) at the option of the bondholders or Avondale on June 1, 1994, and annually thereafter through June 1, 2001. The IRBs are subject to a mandatory call for redemption on June 1, 1994 if the existing letter of credit is not extended or replaced or the IRBs otherwise refinanced. If the IRBs are redeemed, Ogden may be required to purchase Avondale preferred stock. In addition, Ogden may also be required to purchase Avondale preferred stock in connection with certain litigation and income tax matters.

Item 3.   LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

(a)  Legal Proceedings

     Ogden and its subsidiaries are parties to various legal proceedings involving matters arising in the ordinary course of business. Ogden does not believe that there are any pending legal proceedings for damages against Ogden and its subsidiaries, the outcome of which would have a material adverse effect on Ogden and its subsidiaries on a consolidated basis.

(b)  Environmental Matters

     Ogden conducts regular inquiries of its subsidiaries regarding litigation and environmental violations which include determining the nature, amount and likelihood of liability for any such claims, potential claims or threatened litigation.

     In the ordinary course of its business, subsidiaries of Ogden may become involved in Federal, state, and local proceedings relating to the laws regulating the discharge of materials into the environment and the protection of the environment. These include proceedings for the issuance, amendment, or renewal of the licenses and permits pursuant to which the subsidiary operates. Such proceedings also include actions brought by individuals or local governmental authorities seeking to overrule governmental decisions on matters relating to the subsidiaries' operations in which the subsidiary may be, but is not necessarily, a party. Most proceedings brought against an Ogden subsidiary by governmental authorities under these laws relate to alleged technical violations of regulations, licenses, or permits pursuant to which the subsidiary operates. At September 30, 1993, an Ogden subsidiary was involved in one such proceeding in which the subsidiary believes sanctions involved may exceed $100,000. Ogden believes that such proceeding will not have a material adverse effect on Ogden and its subsidiaries on a consolidated basis.

     Ogden's operations are subject to various Federal, state and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA). Although Ogden's operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, Ogden believes that it is in substantial compliance with existing environmental laws and regulations and to the best of its knowledge neither Ogden nor any of its operations have been named as a potential responsible party at any site.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of Ogden during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF OGDEN

     Set forth below are the names, ages, position and office, and year appointed, of all "executive officers" (as defined by Rule 3b-
7 of the Securities Exchange Act of 1934) of Ogden as of March 31,
1994:
                                                  CONTINUALLY AN
                    POSITIONS &        AGE AS OF  OGDEN OFFICER
NAME                OFFICE HELD         3/31/94   SINCE
=================================================================

Ralph E. Ablon      Chairman of             77      1962
                    the Board

R. Richard Ablon    President &             44      1987
                    Chief Executive
                    Officer

Constantine G.Caras Executive Vice          55      1991
                    President & Chief
                    Administrative Officer

Scott G. Mackin     President & Chief       37      1992
                    Operating Officer,
                    Ogden Projects, Inc.,
                    an 84.2% - owned sub-
                    sidiary of Ogden

Philip G. Husby     Senior Vice             47      1991
                    President & Chief
                    Financial Officer

Lynde H. Coit       Senior Vice             39      1991
                    President & General
                    Counsel

Robert M. DiGia     Vice President,         69      1965
                    Controller & Chief
                    Accounting Officer

Nancy R. Christal   Vice President-         35      1992
                    Investor Relations

Kathleen Ritch      Vice President &
                    Secretary               51      1981

     There is no family relationship by blood, marriage or adoption (not more remote than first cousins) between any of the above individuals and any Ogden director, except that R. Richard Ablon, an Ogden director and President and Chief Executive Officer, is the son of Ralph E. Ablon, an Ogden director and Chairman of the Board.

     The term of office of all officers shall be until the next election of directors and until their respective successors are chosen and qualified.



     There are no arrangements or understandings between any of the above officers and any other person pursuant to which any of the above was selected as an officer.

     Except as set forth below, the foregoing table lists the principal occupation and employment of the named individual and the position or similar position that he/she has held since January 1, 1989:

     Ralph E. Ablon has been Chairman of the Board of Ogden since
     1962 and served as its Chief Executive Officer prior to May
     1990.

     R. Richard Ablon has been President and Chief Executive Officer of Ogden since May 1990. From January, 1987 to May 1990, he was President and Chief Operating Officer, Operating Services, Ogden. Mr. Ablon has served as Chairman of the Board and Chief Executive Officer of Ogden Projects, Inc., an 84.2% owned subsidiary, since November 1990.

     Constantine G. Caras has been Executive Vice President and
     Chief Administrative Officer since July 1990. Since September 1986 he has served as Executive Vice President of Ogden
     Services Corporation.

     Scott G. Mackin was made an Executive Officer of Ogden during 1992. He has been President and Chief Operating Officer of Ogden Projects, Inc. since January 1991. From November 1990 to January 1991, he was Co-President, Co-Chief Operating Officer, General Counsel and Secretary of Ogden Projects, Inc. Between 1987 and 1990 Mr. Mackin served in various executive capacities of Ogden Projects, Inc.

     Philip G. Husby has been Senior Vice President and Chief Financial Officer of Ogden since January 1, 1991. From April 1987 to December 31, 1990, he served as Senior Vice President and Chief Administrative Officer of Ogden Financial Services, Inc., an Ogden subsidiary.

     Lynde H. Coit has been a Senior Vice President and General Counsel of Ogden since January 17, 1991. From April 1989 to January 1991, he was Senior Vice President and General Counsel of Ogden Financial Services, Inc., an Ogden subsidiary. From January 1988 to March 1989, he was a partner of the law firm of Nixon, Hargrave, Devans & Doyle and prior thereto he was employed by that firm.

     Nancy R. Christal has been Vice President - Investor Relations of Ogden since February 1992 and served as Ogden's Director, Investor Relations from January 1991 to February 1992. From April 1990 to January 1991, she was Director, Investor Relations at Ogden Projects, Inc. From 1985 to March 1990 she served first as Manager and then as Assistant Vice President, Investor Relations at Chemical Bank.

                             Part II

Item 5.   MARKET FOR OGDEN'S COMMON EQUITY & RELATED STOCKHOLDER
          MATTERS

     Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Page 47 of Ogden's 1993 Annual Report to Shareholders.

     As of March 1, 1994, the approximate number of Ogden common stock Shareholders was 12,700.

Item 6.   SELECTED FINANCIAL DATA

     Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Page 24 of Ogden's 1993 Annual Report to Shareholders.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Pages 22 and 23 of Ogden's 1993 Annual Report to Shareholders.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Pages 24 through 44 and Page 47 of Ogden's 1993 Annual Report to
Shareholders.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                            PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF OGDEN

     Pursuant to General Instruction G (3), the information regarding directors called for by this item is hereby incorporated by reference from Ogden's 1994 Proxy Statement to be filed with the Securities and Exchange Commission.

Item 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 1994 Proxy Statement to be filed with the Securities and Exchange Commission. The information regarding officers called for by this item is included at the end of Part I of this document under the heading "Executive Officers of Ogden."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's
1994 Proxy Statement to be filed with the Securities and Exchange
Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's
1994 Proxy statement to be filed with the Securities and Exchange
Commission.

                             Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a) Listed below are the documents filed as a part of this report:

     1). All financial statements contained on pages 25 through 44 and the Independent Auditors' Report on page 45 of Ogden's 1993 Annual Report to Shareholders are incorporated herein by reference.

     2).  Financial statement schedules as follows:

          (i) Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters and Employees other than Related Parties for the years ended December 31, 1993, 1992 and 1991.

          (ii) Schedule V - Property, Plant and Equipment for years ended December 31, 1993, 1992 and 1991.

          (iii)     Schedule VI - Accumulated Depreciation,
                    Depletion and Amortization of Property, Plant and Equipment for the years ended December 31, 1993, 1992 and 1991.


          (iv)      Schedule VIII - Valuation and Qualifying
                    Accounts for the years ended December 31, 1993, 1992 and 1991.


          (v) Schedule IX - Short-Term Borrowings for the year ended December 31, 1991.

          (vi)      Schedule X - Supplementary Income Statement
                    Information for the years ended December 31, 1993, 1992 and 1991.

     3). Those exhibits required to be filed by Item 601 of Regulation S-K:

                            EXHIBITS

     3.0  Articles of Incorporation and By-laws.

          3.1 Ogden's Restated Certificate of Incorporation as amended.*

          3.2 Ogden's By-Laws, as amended through March 17, 1994 transmitted herewith as Exhibit 3.2.

     4.0  Instruments Defining Rights of Security Holders.

          4.1  Fiscal Agency Agreement between Ogden and Bankers
               Trust Company, dated as of June 1, 1987, and
               Offering Memorandum dated June 12, 1987, relating to U.S. $85 million Ogden 6% Convertible
               Subordinated Debentures, Due 2002.*

          4.2 Fiscal Agency Agreement between Ogden and Bankers Trust Company, dated as of October 15, 1987, and Offering Memorandum, dated October 15, 1987, relating to U.S. $75 million Ogden 5-3/4% Convertible Subordinated Debentures, Due 2002.*

          4.3  Indenture dated as of March 1, 1992 from Ogden
               Corporation to The Bank of New York, Trustee, relating to Ogden's $100 million debt offering.*

     10.0      Material Contracts

          10.1 Agreement and Plan of Merger, dated as of October
               31, 1989, among Ogden, ERCI Acquisition Corporation and ERC International, Inc.*

          10.2 Credit Agreement by and among Ogden, The Bank of
               New York, as Agent and the signatory bank Lenders thereto dated as of September 20, 1993.
               Transmitted herewith as Exhibit 10.2.

          10.3 Stock Purchase Agreement, dated May 31, 1988, between Ogden and Ogden Projects, Inc.*


          10.4 Tax Sharing Agreement, dated January 1, 1989, between Ogden, Ogden Projects, Inc. and subsidiaries, Ogden Allied Services, Inc. an subsidiaries, and Ogden Financial Services, Inc.
               and subsidiaries.*

          10.5 Stock Purchase Option Agreement, dated June 14,
               1989, between Ogden and Ogden Projects, Inc. as amended on November 16, 1989.*

          10.6 Preferred Stock Purchase Agreement, dated July 7,
               1989, between Ogden Financial Services, Inc. and
               Image Data Corporation.*

          10.7 Rights Agreement between Ogden Corporation and
               Manufacturers Hanover Trust Company, dated as of
               September 20, 1990.*

          10.8 Executive Compensation Plans and Arrangements

               (a)  Ogden Corporation 1986 Stock Option Plan
                    (Filed as Exhibit (10) (k) to Ogden's Form 10-K for the fiscal year ended December 31, 1985)

               (b)  Ogden Corporation 1990 Stock Option Plan
                    (Filed as Exhibit (10) (j))**

               (c)  Ogden Services Corporation Executive Pension
                    Plan (Filed as Exhibit (10) (k))**

               (d) Ogden Services Corporation Select Savings Plan (Filed as Exhibit (10) (L))**

               (e) Ogden Services Corporation Select Savings Plan Trust (Filed as Exhibit (10) (M))**

               (f)  Ogden Services Corporation Executive Pension
                    Plan Trust (Filed as Exhibit (10) (N))**

               (g)  Changes effected to the Ogden Profit Sharing
                    Plan effective January 1, 1990 (Filed as
                    Exhibit (10) (O))**

               (h) Employment Letter Agreement between Ogden and an Executive officer dated January 30, 1990
                    (Filed as Exhibit (10) (p))**

               (i)  Employment Agreement between Ogden and R.
                    richard Ablon dated as of May 24, 1990 (Filed as Exhibit (10) (R))**

                    (i)  Letter Amendment Employment Agreement
                         between Ogden and R. Richard Ablon dated as of October 11, 1990 (Filed as Exhibit
                         (10) (R) (i))**

               (j)  Employment Agreement between Ogden and C. G.
                    Caras dated as of July 2, 1990 (Filed as
                    Exhibit (10) (S))**

                    (i) Letter Amendment to Employment Agreement between Ogden Corporation and C.G. Caras, dated as of October 11, 1990 (Filed as Exhibit (10) (S) (i).**

               (k)  Employment Agreement between Ogden and Philip
                    G. Husby as of July 2, 1990 (Filed as Exhibit
                    (10) (T))**

               (l)  Termination Letter Agreement between Maria P.
                    Monet and Ogden dated as of October 22, 1990
                    (Filed as Exhibit (10) (V)**

               (m) Letter Agreement between Ogden Corporation and Ogden's Chairman of the Board, dated as of January 16, 1992 (Filed as Exhibit (10.2) (P) to Ogden Form 10-K for the fiscal year ended December 31, 1991)

               (n) Employment Agreement between Ogden and Ogden's Chief Accounting Officer dated as of December 18, 1991 (Filed as Exhibit (10.2) (Q) to Ogden Form 10-K for fiscal year ended December,
                    1991)

               (o) Employment Agreement between Scott G. Mackin and Ogden Projects, Inc. dated as of January
                    1, 1994.  Transmitted herewith as Exhibit 10.8
                    (o).

               (p) Ogden Corporation Profit Sharing Plan (Filed as Exhibit (10.8) (P))***

                    (i) Ogden Profit Sharing Plan as amended and restated January 1, 1991 and as in effect through January 1, 1993. Transmitted herewith as Exhibit 10.8 (p) (i).

               (q)  Ogden Corporation Core Executive Benefit
                    Program (Filed as Exhibit 10.8 (Q))***

               (r)  Ogden Projects Pension Plan (Filed as Exhibit
                    10.8 (R))***

               (s)  Ogden Projects Profit Sharing Plan (Filed as
                    Exhibit 10.8 (S))***

               (t) Ogden Projects Supplemental Pension and Profit Sharing Plans (Filed as Exhibit 10.8 (T))***

               (u)  Ogden Projects Employee's Stock Option Plan
                    (Filed as Exhibit 10.8 (U))***

               (v)  Ogden Projects Core Executive Benefit Program
                    (Filed as Exhibit 10.8 (V))***

               (w) Form of amendments to the Ogden Projects, Inc. Pension Plan and Profit Sharing Plans effective as of January 1, 1994. Transmitted herewith as Exhibit 10.8 (w).

               ** Filed as Exhibits with Ogden's Form 10-K for fiscal year ended December 31, 1990.
               *** Filed as Exhibits with Ogden's Form 10-K for fiscal year ended December 31, 1992.

     10.9      Agreement and Plan of Merger among Ogden
               Corporation, ERC International, Inc., ERC
               Acquisition Corporation and ERC Environmental and
               Energy Services Co., Inc., dated as of January 17,
               1991.*

     10.10 First Amended and Restated Ogden Corporation Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Mission Funding Zeta and Pitney Bowes Credit Corporation.*

     10.11 Ogden Corporation Guaranty Agreement as of January 30, 1992 by Ogden Corporation for the benefit of Allstate Insurance Company and Ogden Martin Systems of Huntington Resource Recovery Nine Corporation.*

     11        Ogden Corporation and Subsidiaries Detail of
               Computation of Earnings Applicable to Common Stock for the years ended December 31, 1993, 1992 and 1991. Transmitted herewith as Exhibit 11.

     13 Those portions of the Annual Report to Stockholders for the year ended December 31, 1993, which are incorporated herein by reference. Transmitted herewith as Exhibit 13.

     21        Subsidiaries of Ogden.  Transmitted herewith as
               Exhibit 21.

     24 Consent of Deloitte & Touche. Transmitted herewith as Exhibit 24.

     * Incorporated by reference as set forth in the Exhibit Index of this Annual Report on Form 10-K.

     (b) No Reports on Form 8-K were filed by Ogden during the fourth quarter of 1992.

                           SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OGDEN CORPORATION

March 17, 1994                          By /S/ R. Richard Ablon
                                           R. Richard Ablon
                                           President and Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March
17, 1994.

     SIGNATURE                          TITLE


/S/ Ralph E. Ablon            Chairman of the Board & Director
RALPH E. ABLON

/S/ R. Richard Ablon          President & Chief Executive Officer
R. RICHARD ABLON              and Director

/S/ Philip G. Husby           Senior Vice President and Chief
PHILIP G. HUSBY               Financial Officer

/S/ Robert M. DiGia           Vice President, Controller and Chief
ROBERT M. DIGIA               Accounting Officer

/S/ David M. Abshire          Director
DAVID M. ABSHIRE

/S/ Norman G. Einspruch       Director
NORMAN G. EINSPRUCH

/S/ Constantine G. Caras      Director
CONSTANTINE G. CARAS

/S/ Rita R. Fraad             Director
RITA R. FRAAD

/S/ Attallah Kappas           Director
ATTALLAH KAPPAS

                              Director
TERRY ALLEN KRAMER



/S/ Maria P. Monet            Director
MARIA P. MONET

                              Director
JUDITH D. MOYERS


/S/ Homer A. Neal             Director
HOMER A. NEAL

/S/ Stanford S. Penner        Director
STANFORD S. PENNER

/S/ Frederick Seitz           Director
FREDERICK SEITZ

/S/ Robert E. Smith           Director
ROBERT E. SMITH

/S/ Abraham Zaleznik          Director
ABRAHAM ZALEZNIK

                                                                    SCHEDULE II



                       OGDEN CORPORATION AND SUBSIDIARIES

            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,

               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES



                    FOR THE YEAR ENDED DECEMBER 31, 1993


  COLUMN A          COLUMN B    COLUMN C      COLUMN D            COLUMN E

                                                                BALANCE AT END
                                             DEDUCTIONS           OF PERIOD

                  BALANCE AT
                   BEGINNING               AMOUNTS     AMOUNTS              NOT
NAME OF DEBTOR     OF PERIOD  ADDITIONS  COLLECTED WRITTEN OFF  CURRENT CURRENT

A. Kanaby (A)       $ 14,000                $7,000             $  7,000

D. Warg (A)           62,000                                     62,000
L. Coit (B)          290,000                                    290,000

J. Callahan (C)      612,000                                    612,000




NOTES:

(A)  Relocation loans, non-interest bearing, non-collateralized promissory notes.
(B) Mortgage loan, collateralized promissory note, bearing interest at 8% per annum.
(C)  Mortgate loan, non-interest bearing, collateralized promissory note.

                                                                    SCHEDULE II


                       OGDEN CORPORATION AND SUBSIDIARIES

            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,

               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES




                    FOR THE YEAR ENDED DECEMBER 31, 1992


  COLUMN A          COLUMN B   COLUMN C         COLUMN D            COLUMN E

                                                                 BALANCE AT END
                                               DEDUCTIONS          OF PERIOD


                  BALANCE AT
                   BEGINNING               AMOUNTS     AMOUNTS               NOT
NAME OF DEBTOR     OF PERIOD  ADDITIONS  COLLECTED WRITTEN OFF  CURRENT  CURRENT

A. Kanaby (A)       $ 19,000              $  5,000             $ 14,000

D. Warg (A)                    $103,000     41,000               27,000  $35,000

L. Coit (B)          785,000    290,000    785,000              290,000

J. Callahan (C)                 612,000                         612,000




NOTES:

(A)  Relocation loans, non-interest bearing, non-collateralized promissory notes.
(B) Mortgage loans, collateralized promissory notes, bearing interest at 8% per annum.
(C)  Mortgage loan, non-interest bearing, collateralized promissory note.

                                                                    SCHEDULE II


                       OGDEN CORPORATION AND SUBSIDIARIES

            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,

               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES




                    FOR THE YEAR ENDED DECEMBER 31, 1991

  COLUMN A          COLUMN B   COLUMN C         COLUMN D             COLUMN E

                                                                 BALANCE AT END
                                               DEDUCTIONS           OF PERIOD


                  BALANCE AT
                   BEGINNING               AMOUNTS     AMOUNTS              NOT
NAME OF DEBTOR     OF PERIOD  ADDITIONS  COLLECTED WRITTEN OFF  CURRENT CURRENT


A. Kanaby (A)       $162,000              $113,000     $30,000 $ 19,000

L. Coit (B)          785,000                                    785,000

B. Delle Donne (C)   175,000               175,000

W. Willis (D)                 $380,000     380,000



NOTES:

(A)  Relocation loans, non-interest bearing, non-collateralized promissory notes.
(B) Mortgage loans, collateralized promissory notes, bearing interest at 8% per annum.
(C) Mortgage loan, collateralized promissory note, bearing interest at 8.5% per annum.
(D)  Promissory note, bearing interest at prime rate.

                                                                                                                        SCHEDULE V
                                                  OGDEN CORPORATION AND SUBSIDIARIES
                                                     PROPERTY, PLANT AND EQUIPMENT

                                                  FOR THE YEAR ENDED DECEMBER 31, 1993
          COLUMN A                           COLUMN B            COLUMN C          COLUMN D           COLUMN E          COLUMN F

                                             BALANCE AT                                             OTHER CHANGES       BALANCE AT
                                             BEGINNING           ADDITIONS                           ADD (DEDUCT)         END OF
         CLASSIFICATION                      OF PERIOD            AT COST         RETIREMENTS        DESCRIBE             PERIOD

Operations other than waste to energy:
Land                                     $    1,805,000                            $    1,000                       $    1,804,000


Building and improvements                    94,321,000         $ 5,523,000          4,818,000     $    (7,000) (B)     95,019,000


Machinery and equipment                     249,877,000          28,865,000         19,884,000       3,185,000  (A)    262,050,000
                                                                                                         7,000  (B)

  Total                                  $  346,003,000         $34,388,000        $24,703,000     $ 3,185,000      $  358,873,000

Waste-to-energy operations:
Land                                     $    5,049,000                                                             $    5,049,000

Waste-to-energy facilities                1,538,762,000         $   611,000                                          1,539,373,000

Building and improvements                    39,498,000           4,420,000                        $ 4,228,000  (C)     48,146,000

Machinery and equipment                      19,228,000           4,066,000        $   278,000                          23,016,000

Landfills                                     8,306,000             158,000                                              8,464,000

Construction in progress                     24,993,000          73,292,000                         (2,496,000) (D)     95,789,000
  Total                                  $1,635,836,000         $82,547,000        $   278,000     $ 1,732,000      $1,719,837,000



Notes:
(A)  Entities purchased.
(B)  Reclassification to machinery and equipment.
(C)  Represents $2,496,000 from the reclassification of construction in progress upon completion and $1,732,000 from the acquisition of the capital stock of RRS Holdings, Inc.
(D)  Reclassification of construction in progress upon completion.

                                                                                                                        SCHEDULE V
                                                  OGDEN CORPORATION AND SUBSIDIARIES

                                                     PROPERTY, PLANT AND EQUIPMENT

                                                  FOR THE YEAR ENDED DECEMBER 31, 1992
          COLUMN A                           COLUMN B            COLUMN C        COLUMN D           COLUMN E            COLUMN F

                                             BALANCE AT                                             OTHER CHANGES       BALANCE AT
                                             BEGINNING           ADDITIONS                           ADD (DEDUCT)         END OF
         CLASSIFICATION                      OF PERIOD            AT COST       RETIREMENTS          DESCRIBE             PERIOD

Operations other than waste to energy:
Land                                    $     1,873,000                         $    68,000                         $    1,805,000

Building and improvements                    82,539,000         $ 8,238,000       2,721,000       $  6,265,000 (B)      94,321,000

Machinery and equipment                     234,917,000          22,527,000       8,237,000          1,727,000 (A)     249,877,000
                                                                                                    (1,057,000)(E)

Construction in progress                      6,262,000               3,000                         (6,265,000)(B)
  Total                                 $   325,591,000         $30,768,000     $11,026,000       $    670,000      $  346,003,000
Waste-to-energy operations:
Land                                    $     5,049,000                                                             $    5,049,000

Waste-to-energy facilities                1,491,791,000         $ 9,804,000     $   101,000       $ 37,268,000 (C)   1,538,762,000

Building and improvements                    27,075,000           8,556,000                          3,867,000 (B)      39,498,000

Machinery and equipment                      16,168,000           3,430,000         370,000                             19,228,000

Landfills                                     8,166,000             140,000                                              8,306,000

Construction in progress                     10,054,000          16,441,000                         (1,502,000)(D)      24,993,000
  Total                                 $ 1,558,303,000         $38,371,000     $   471,000       $ 39,633,000      $1,635,836,000

Notes:
(A)  Entities purchased.
(B)  Reclassification of construction in progress upon completion.
(C)  Represents $39,633,000 from adjustment to acquired property, plant and equipment to pretax amounts upon adoption of Statement of Financial Accounting Standards No. 109 and $(2,365,000) from adjustment of accruals.
(D)  Represents $(3,867,000) from the reclassification of construction in progress upon completion and $2,365,000 from adjustment of accruals.
(E)  Transferred to other assets.

Prior-year amounts have been reclassified to conform with the 1993 presentation.

                                                                                                                          SCHEDULE V
                                                  OGDEN CORPORATION AND SUBSIDIARIES

                                                     PROPERTY, PLANT AND EQUIPMENT

                                                  FOR THE YEAR ENDED DECEMBER 31, 1991
          COLUMN A                           COLUMN B            COLUMN C         COLUMN D          COLUMN E            COLUMN F

                                             BALANCE AT                                             OTHER CHANGES       BALANCE AT
                                             BEGINNING           ADDITIONS                           ADD (DEDUCT)         END OF
         CLASSIFICATION                      OF PERIOD            AT COST        RETIREMENTS         DESCRIBE             PERIOD

Operations other than waste to energy:
Land                                     $    2,018,000                         $   145,000                         $    1,873,000

Building and improvements                    78,399,000         $ 7,972,000       4,247,000      $     324,000 (B)      82,539,000
                                                                                                        91,000 (A)

Machinery and equipment                     220,992,000          22,183,000      15,271,000          7,013,000 (A)     234,917,000

Construction in progress                      7,691,000               6,000       1,111,000           (324,000)(B)       6,262,000
  Total                                  $  309,100,000         $30,161,000     $20,774,000      $   7,104,000      $  325,591,000

Waste-to-energy operations:
Land                                     $    5,158,000                                          $    (109,000)(C)  $    5,049,000

Waste-to-energy facilities                1,042,702,000         $   659,000                        448,430,000 (D)   1,491,791,000

Building and improvements                    26,516,000             559,000                                             27,075,000

Machinery and equipment                      12,626,000           3,612,000     $    70,000                             16,168,000

Landfills                                     8,371,000             107,000                           (312,000)(C)       8,166,000

Construction in progress                    178,621,000          68,944,000                       (237,511,000)(E)      10,054,000

  Total                                  $1,273,994,000        $ 73,881,000     $    70,000      $ 210,498,000      $1,558,303,000

Notes:
(A)  Entities purchased.
(B)  Reclassification of construction in progress upon completion.
(C)  Adjustment of accruals.
(D)  Represents $238,723,000 from the reclassification of construction in progress upon completion, $202,974,000 from the acquisition of the capital stock of Blount Energy Resource Corp., $8,300,000 from contract cost adjustment, and
     $(1,567,000) from adjustment of accruals.
(E)  Represents $(238,723,000) from the reclassification of construction in progress upon completion and $1,212,000 from adjustment of accruals.

                                                                                                                       SCHEDULE VI
                                                  OGDEN CORPORATION AND SUBSIDIARIES

                                         ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                     PROPERTY, PLANT AND EQUIPMENT

                                                  FOR THE YEAR ENDED DECEMBER 31, 1993
          COLUMN A                           COLUMN B            COLUMN C         COLUMN D            COLUMN E          COLUMN F

                                                                 ADDITIONS
                                             BALANCE AT          CHARGED TO                         OTHER CHANGES       BALANCE AT
                                             BEGINNING           COST AND                            ADD (DEDUCT)         END OF
         DESCRIPTION                         OF PERIOD           EXPENSES        RETIREMENTS         DESCRIBE             PERIOD

Operations other than waste to energy:

Building and improvements                    $ 45,830,000       $ 6,851,000      $ 2,156,000        $  (58,000) (B)    $ 50,467,000

Machinery and equipment                       166,535,000        25,255,000       16,258,000         2,377,000  (A)     177,967,000
                                                                                                        58,000  (B)
   Total                                     $212,365,000       $32,106,000      $18,414,000        $2,377,000         $228,434,000



Waste-to-energy operations:

Waste-to-energy facilities                   $ 98,475,000       $35,134,000                                            $133,609,000

Building and improvements                       2,073,000           384,000                         $  359,000  (C)       2,816,000

Machinery and equipment                        11,761,000         2,277,000      $   264,000           604,000  (C)      14,378,000

Landfills                                       5,309,000           363,000                                               5,672,000
  Total                                      $117,618,000       $38,158,000      $   264,000        $  963,000         $156,475,000




Notes:
(A) Entities purchased.
(B) Reclassification to machinery and equipment.
(C) Amount capitalized.

                                                                                                                       SCHEDULE VI

                                                  OGDEN CORPORATION AND SUBSIDIARIES

                                         ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                     PROPERTY, PLANT AND EQUIPMENT

                                                  FOR THE YEAR ENDED DECEMBER 31, 1992
          COLUMN A                           COLUMN B            COLUMN C         COLUMN D          COLUMN E            COLUMN F

                                                                 ADDITIONS
                                             BALANCE AT          CHARGED TO                         OTHER CHANGES       BALANCE AT
                                             BEGINNING           COST AND                            ADD (DEDUCT)         END OF
         DESCRIPTION                         OF PERIOD           EXPENSES        RETIREMENTS         DESCRIBE             PERIOD

Operations other than waste to energy:

Building and improvements                    $ 41,001,000       $ 6,086,000     $1,257,000                             $ 45,830,000

Machinery and equipment                       150,692,000        23,143,000      7,163,000         $ 450,000 (A)        166,535,000
                                                                                                    (587,000)(D)

  Total                                      $191,693,000       $29,229,000     $8,420,000         $(137,000)          $212,365,000


Waste-to-energy operations:

Waste-to-energy facilities                   $ 62,352,000       $34,551,000     $   10,000        $1,582,000 (B)       $ 98,475,000

Building and improvements                       1,647,000            68,000                          358,000 (C)          2,073,000

Machinery and equipment                         9,357,000         2,094,000        322,000           632,000 (C)         11,761,000

Landfills                                       5,277,000            32,000                                               5,309,000
  Total                                      $ 78,633,000       $36,745,000     $  332,000        $2,572,000           $117,618,000



Notes:
(A)  Entities purchased.
(B)  Adjustment to acquired property, plant and equipment to pretax amounts upon adoption of Statement of Financial Standards
     No. 109.
(C)  Amounts capitalized.
(D)  Transferred to other assets.

                                                                                                                        SCHEDULE VI


                                                  OGDEN CORPORATION AND SUBSIDIARIES

                                         ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                     PROPERTY, PLANT AND EQUIPMENT

                                                  FOR THE YEAR ENDED DECEMBER 31, 1991
          COLUMN A                           COLUMN B            COLUMN C        COLUMN D           COLUMN E            COLUMN F

                                                                ADDITIONS
                                             BALANCE AT         CHARGED TO                          OTHER CHANGES       BALANCE AT
                                             BEGINNING          COST AND                             ADD (DEDUCT)         END OF
         DESCRIPTION                         OF PERIOD          EXPENSES        RETIREMENTS          DESCRIBE             PERIOD
s>

Operations other than waste to energy:

Building and improvements                   $ 37,425,000        $ 5,707,000    $ 2,131,000                            $ 41,001,000

Machinery and equipment                      139,072,000         22,137,000     12,336,000          $1,819,000 (A)     150,692,000

 Total                                      $176,497,000        $27,844,000    $14,467,000          $1,819,000        $191,693,000


Waste-to-energy operations:

Waste-to-energy facilities                  $ 35,441,000        $26,911,000                                            $62,352,000

Building and improvements                      1,243,000             46,000                         $  358,000 (B)       1,647,000

Machinery and equipment                        6,425,000          1,656,000     $   58,000           1,334,000 (B)       9,357,000

Landfills                                      5,138,000            609,000                           (470,000)(C)       5,277,000
  Total                                     $ 48,247,000        $29,222,000     $   58,000          $1,222,000         $78,633,000



Notes:
(A)  Entities purchased.
(B)  Amount capitalized.
(C)  Adjustment of accruals.

                                                                                                                    SCHEDULE VIII
                                                  OGDEN CORPORATION AND SUBSIDIARIES
                                                   VALUATION AND QUALIFYING ACCOUNTS

                                                  FOR THE YEAR ENDED DECEMBER 31, 1993
          COLUMN A                           COLUMN B                     COLUMN C                    COLUMN D          COLUMN E
                                                                         ADDITIONS

                                             BALANCE AT          CHARGED TO                                             BALANCE AT
                                             BEGINNING           COSTS AND       CHARGED TO                               END OF
         DESCRIPTION                         OF PERIOD           EXPENSES      OTHER ACCOUNTS        DEDUCTIONS           PERIOD

Allowances deducted in the balance sheet from the assets to which they apply:

Operations other than waste to energy:
Doubtful receivables - current               $14,954,000         $7,502,000  $  119,000 (C)        $ 4,326,000 (B)     $18,226,000
                                                                                 71,000 (D)             94,000 (F)
Waste-to-energy operations:
Doubtful receivables                           4,776,000            180,000   4,073,000 (E)          1,708,000 (B)       7,321,000
Deferred charges on projects                     750,000                                                                   750,000
  TOTAL                                      $20,480,000         $7,682,000  $4,263,000            $ 6,128,000         $26,297,000

Allowances not deducted:

Operations other than waste to energy:
Provision for consolidation of facilities    $ 6,040,000                                           $ 1,320,000 (A)     $ 4,720,000

Sundry                                           285,000                                               158,000 (A)         127,000

Waste-to-energy operations:
Estimated cost of disposal of discontinued
operations                                     7,620,000         $1,706,000  $4,061,000 (G)         12,379,000 (H)       1,008,000
Other                                                             1,350,000                                              1,350,000
   TOTAL                                     $13,945,000         $3,056,000  $4,061,000            $13,857,000         $ 7,205,000

Notes:
(A)  Payments charged to allowances.
(B)  Write-offs of receivables considered uncollectible.
(C)  Transfer from other accounts.
(D)  Recoveries of amounts previously written off.
(E)  Reserve for contract billing adjustments.
(F)  Transfer to other accounts.
(G)  Net proceeds from on-site remediation utilizing mobile technology $3,853,000 and reclassification of liabilities pertaining to fixed-site hazardous waste business $208,000.
(H)  Gain from on-site remediation business utilizing mobile technology.

                                                                                                                     SCHEDULE VIII

                                                  OGDEN CORPORATION AND SUBSIDIARIES
                                                   VALUATION AND QUALIFYING ACCOUNTS

                                                  FOR THE YEAR ENDED DECEMBER 31, 1992
          COLUMN A                           COLUMN B                     COLUMN C                    COLUMN D          COLUMN E
                                                                         ADDITIONS

                                             BALANCE AT          CHARGED TO                                             BALANCE AT
                                             BEGINNING           COSTS AND       CHARGED TO                               END OF
         DESCRIPTION                         OF PERIOD           EXPENSES      OTHER ACCOUNTS        DEDUCTIONS           PERIOD

Allowances deducted in the balance
sheet from the assets to which they
apply:

Operations other than waste to energy:
Doubtful receivables - current               $14,967,000         $3,014,000    $1,841,000 (C)      $ 4,886,000 (B)     $14,954,000
                                                                                   18,000 (D)

Waste-to-energy operations:
Doubtful receivables                             531,000            265,000     4,121,000 (E)          141,000 (B)       4,776,000

Deferred charges on projects                   6,500,000                                             5,750,000 (F)         750,000
  TOTAL                                      $21,998,000         $3,279,000    $5,980,000          $10,777,000         $20,480,000

Allowances not deducted:

Operations other than waste to energy:
Provision for consolidation of facilities    $ 7,360,000                                           $ 1,320,000 (A)     $ 6,040,000

Sundry                                         1,225,000                                               940,000 (A)         285,000

Waste-to-energy operations:
Estimated cost of disposal of discontinued
operations                                     7,090,000                       $  530,000 (G)                            7,620,000
  TOTAL                                      $15,675,000                       $  530,000          $ 2,260,000         $13,945,000

Notes:
(A)  Payments charged to allowances.
(B)  Write-offs of receivables considered uncollectible.
(C)  Transfer from other accounts.
(D)  Recoveries of amounts previously written off.
(E)  Reserve for contract billing adjustments.
(F)  Write-offs of unsuccessful development efforts.
(G)  Net proceeds from discontinued operations.

                                                                                                                      SCHEDULE VIII
                                                  OGDEN CORPORATION AND SUBSIDIARIES

                                                   VALUATION AND QUALIFYING ACCOUNTS

                                                  FOR THE YEAR ENDED DECEMBER 31, 1991
          COLUMN A                           COLUMN B                     COLUMN C                    COLUMN D          COLUMN E
                                                                         ADDITIONS

                                             BALANCE AT          CHARGED TO                                             BALANCE AT
                                             BEGINNING           COSTS AND       CHARGED TO                               END OF
         DESCRIPTION                         OF PERIOD           EXPENSES      OTHER ACCOUNTS        DEDUCTIONS           PERIOD

Allowances deducted in the balance
sheet from the assets to which they
apply:

Operations other than waste to energy:

Doubtful receivables - current               $13,462,000        $ 7,642,000    $1,000,000 (D)       $7,281,000 (B)     $14,967,000
                                                                                  144,000 (E)
Waste-to-energy operations:

Doubtful receivables                             163,000            406,000                             38,000 (B)         531,000

Deferred charges on projects                                      6,500,000                                              6,500,000
  TOTAL                                      $13,625,000        $14,548,000    $1,144,000           $7,319,000         $21,998,000

Allowances not deducted:

Operations other than waste to energy:

Provision for consolidation of facilities    $ 8,680,000                                            $1,320,000 (A)     $ 7,360,000

Sundry                                         1,393,000                                                38,000 (A)       1,225,000
                                                                                                       130,000 (C)
Waste-to-energy operations:
Estimated cost of disposal of discontinued
 operations                                                     $ 7,090,000                                              7,090,000
  TOTAL                                      $10,073,000        $ 7,090,000                         $1,488,000         $15,675,000

Notes:
(A)  Payments charged to allowances.
(B)  Write-offs of receivables considered uncollectible.
(C)  Transfer to other accounts.
(D)  Transfer from other accounts.
(E)  Recoveries of amounts previously written off.

                                                                  SCHEDULE IX


                       OGDEN CORPORATION AND SUBSIDIARIES

                              SHORT-TERM BORROWINGS




                    FOR THE YEAR ENDED DECEMBER 31, 1991

COLUMN A     COLUMN B      COLUMN C   COLUMN D       COLUMN E       COLUMN F


                                      MAXIMUM        AVERAGE        WEIGHTED
CATEGORY OF                WEIGHTED   AMOUNT         AMOUNT         AVERAGE
AGGREGATE     BALANCE AT   AVERAGE    OUTSTANDING    OUTSTANDING    INTEREST
SHORT-TERM    END OF       INTEREST   DURING         DURING         RATE DURING
BORROWINGS    PERIOD        RATE      PERIOD(A)      PERIOD (B)     PERIOD (C)

Borrowings
from banks                          $9,675,000     $6,166,000         8.05



Notes:

(A) The maximum amount outstanding during the year represents the maximum amount at any month end.
(B) The average amount outstanding is equal to average monthly outstanding balances.
(C) The weighted average interest rate is the actual interest on short-term debt divided by the average short-term debt outstanding.

                                                                  SCHEDULE X




                       OGDEN CORPORATIONS AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991

   COLUMN A-ITEM                                       COLUMN B
                                             CHARGED TO COSTS AND EXPENSES

                                            1993          1992          1991

Maintenance and repairs:

Operations other than waste to energy   $17,802,000   $17,514,000   $17,512,000

Waste-to-energy operations               55,161,000    40,873,000    36,019,000

  Total                                 $72,963,000   $58,387,000   $53,531,000

INDEPENDENT AUDITOR'S REPORT



Ogden Corporation:

We have audited the consolidated financial statements of Ogden Corporation and subsidiaries as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 2, 1994, which report includes an explanatory paragraph relating to the adoption of Statements of Financial Accounting Standards No. 106 and No. 109; such consolidated financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Ogden Corporation and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/Deloitte & Touche


February 2, 1994