Form 10-Q
period 1994-03-31
OGDEN CORP
filed 1994-05-12
CIK 73902

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 1994


                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
For the transition period from                   to

Commission file number    1-3122

                              Ogden Corporation
          (Exact name of registrant as specified in its charter)

      Delaware                                 13-5549268
(State or other jurisdiction of      I.R.S. Employer Identification
 incorporation or organization)      Number)


             Two Pennsylvania Plaza, New York, New York  10121
                 (Address or principal executive offices)
                                (Zip Code)
                               (212)-868-6100
                 (Registrant's telephone number including
                                area code)
                              Not Applicable
                   (Former name, former address and former
                    fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1994; 43,565,932 shares of Common Stock, $.50 par value per share.
                     PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                              FOR THE THREE MONTHS ENDED
                                                        MARCH 31,

                                                   1994          1993
                                              (In Thousands of dollars,
                                               except per share data)

OPERATIONS OTHER THAN WASTE TO ENERGY:
Net sales                                          $ 95,730     $ 87,393
Service revenues                                    223,594      229,592
  Total net sales and service revenues              319,324      316,985

Costs of goods sold                                  83,668       76,566
Operating expenses                                  194,301      200,302
Selling, administrative and general
expenses                                             26,660       26,180
  Total costs and expenses                          304,629      303,048

Operating income                                     14,695       13,937

WASTE-TO-ENERGY OPERATIONS:
Service revenues                                    109,059      103,503
Construction revenues                                50,936       38,003
  Total revenues                                    159,995      141,506

Operating costs                                      67,131       64,328
Construction costs                                   46,417       35,384
Selling, administrative and general
expenses                                              4,392        4,154
Debt service charges                                 25,203       24,091
Other (income) deductions-net                          (203)        (381)
  Total costs and expenses                          142,940      127,576

Operating income                                     17,055       13,930

Consolidated operating income                        31,750       27,867
Interest expense-net                                 (2,520)      (2,886)
Other income (deductions)-net                          (203)         513

Income before income taxes and
minority interest                                    29,027       25,494
Less:  income taxes                                  11,901       10,453
       minority interest                              1,798        1,219

Income before cumulative effect of
changes in accounting principles                     15,328       13,822
Cumulative effect of changes in accounting
principles (net of income taxes of $1,100
and $3,710 for 1994 and 1993, respectively)          (1,520)      (5,340)

Net income                                         $ 13,808     $  8,482

EARNINGS (LOSS) PER COMMON SHARE:
Income before cumulative effect of
changes in accounting principles                   $    .35     $    .32
Cumulative effect of changes in
accounting principles                                 ( .03)       ( .12)

 Total                                             $    .32     $    .20

EARNINGS (LOSS) PER COMMON SHARE-ASSUMING
FULL DILUTION:
Income before cumulative effect of
changes in accounting principles                   $    .34     $    .31
Cumulative effect of changes in
accounting principles                                 ( .03)       ( .12)

 Total                                             $    .31     $    .19

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                               MARCH 31,    DECEMBER 31,
                                                1994           1993
                                            (In Thousands of Dollars)
ASSETS
OPERATIONS OTHER THAN WASTE TO ENERGY:
Current Assets:
Cash and cash equivalents                    $   139,006   $  105,539
Marketable securities                             91,493       94,247
Receivables (less allowances: 1994,
$19,041 and 1993, $18,226)                       372,617      375,532
Other                                             35,891       29,835
  Total current assets                           639,007      605,153
Property, plant and equipment-net                130,103      130,439
Other assets                                     275,608      281,255
  Total                                        1,044,718    1,016,847

WASTE-TO-ENERGY OPERATIONS:
Cash                                               7,134        3,558
Receivables (less allowances: 1994,
$9,567 and 1993, $7,321)                         242,012      224,561
Restricted funds held in trust                   331,173      359,416
Property, plant and equipment-net              1,574,087    1,563,362
Other assets                                     140,493      144,766
  Total                                        2,294,899    2,295,663

CONSOLIDATED ASSETS                          $ 3,339,617   $3,312,510

LIABILITIES AND SHAREHOLDERS' EQUITY
OPERATIONS OTHER THAN WASTE TO ENERGY:
Current liabilities:
Current portion of long-term debt            $     3,014   $    3,070
Accounts payable                                  75,243       74,317
Accrued expenses, etc.                           109,193      105,132
  Total current liabilities                      187,450      182,519
Long-term debt                                   248,733      247,640
Deferred income taxes                             41,290       43,926
Other liabilities                                 97,226       95,963
Minority interest in subsidiaries                 63,751       61,981
Convertible subordinated debentures              151,750      151,750
  Total                                          790,200      783,779

WASTE-TO-ENERGY OPERATIONS:
Accounts payable                                  17,720       24,647
Accrued expenses, etc.                           162,268      156,806
Project Debt:
Revenue bond issued by and prime
responsibility of municipalities               1,205,080    1,210,935
Revenue bonds issued by municipal agencies
with sufficient service revenues
guaranteed by third parties                      338,231      340,431
Other borrowings                                  28,423       28,423
Deferred income taxes                            164,360      155,130
Deferred income                                   53,869       52,028
Other liabilities                                 90,698       74,064
  Total                                        2,060,649    2,042,464

CONSOLIDATED LIABILITIES                       2,850,849    2,826,243
SHAREHOLDERS' EQUITY                             488,768      486,267
CONSOLIDATED LIABILITIES AND
SHAREHOLDERS' EQUITY                         $ 3,339,617   $3,312,510

OGDEN CORPORATION AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS' EQUITY





                                                MARCH 31,     DECEMBER 31,
                                                  1994           1993
                                                 (In Thousands of Dollars)

Serial Cumulative Convertible Preferred
Stock, par value $1.00 per share;
authorized, 4,000,000 shares:
shares outstanding: 56,000 in 1994,
57,000 in 1993                                  $      56      $      57
Common Stock, par value $.50 per share;
authorized, 80,000,000 shares:
shares outstanding: 43,566,000 in
1994, 43,499,000 in 1993                           21,783         21,750
Capital Surplus                                   101,152        100,223
Earned Surplus                                    370,386        370,231
Cumulative Translation Adjustment-Net              (3,147)        (4,639)
Pension Liability Adjustment                         (928)          (928)
Net Unrealized Loss on Noncurrent Marketable
  Equity Securities                                  (534)          (427)

Total                                           $ 488,768      $ 486,267

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                                      1994          1993
                                                 (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                      $  46,797   $  44,216
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                           (18,512)    (21,647)
Other assets                                          (11,513)    ( 9,936)
Increase (Decrease) in Liabilities:
Accounts payable                                       (6,293)      2,195
Accrued expenses                                       10,798      16,555
Other liabilities                                      21,773       6,846

 Net cash provided by operating activities             43,050      38,229

CASH FLOWS FROM INVESTING ACTIVITIES
Entities purchased, net of cash acquired                          (51,208)
Decrease in marketable securities                       2,754          58
Proceeds from sale of business                         12,516
Proceeds from sale of property, plant and equipment       458         583
Investments in waste-to-energy facilities             (19,074)    (16,242)
Other capital expenditures                            (11,226)    (10,509)
Decrease in non-current receivables                       435         452
Other                                                      79       1,364

 Net cash used in investing activities                (14,058)    (75,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other new debt                                          1,460       9,045
Decrease in funds held in trust for
waste-to-energy facilities                             28,243       4,099
Payment of debt                                        (8,478)     (9,327)
Dividends paid                                        (13,640)    (13,526)
Other                                                     466         882
 Net cash provided by (used in) financing
  activities                                            8,051      (8,827)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            37,043     (46,100)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD           109,097     116,457

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 146,140   $  70,357

                     OGDEN CORPORATION AND SUBSIDIARIES
                               MARCH 31, 1994

ITEM 1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of Management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the operating results have been included in the statements.

The Corporation adopted SFAS 112, "Employers' Accounting for Postretirement Benefits", as of January 1, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the plan and its effect on the accompanying financial statements.

The accompanying financial statements have been reclassified as to certain amounts to conform with the 1994 presentation.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Operations:

                                                 Three Months Ended March 31,
Information Concerning Business Segments              1994           1993
                                                   (In Thousands of Dollars)
Revenues:
Operating Services                                 $ 319,324      $ 316,985
Waste-to-Energy Operations                           159,995        141,506

Total Revenues                                     $ 479,319      $ 458,491

Income From Operations:
Operating Services                                 $  17,143      $  16,588
Waste-to-Energy Operations                            17,055         13,930

Total Income from Operations                          34,198         30,518

Corporate unallocated income and expenses-net         (2,651)        (2,138)
Corporate interest-net                                (2,520)        (2,886)

Income Before Income Taxes and
Minority Interest                                     29,027         25,494
Less: Income Taxes                                    11,901         10,453
      Minority Interest                                1,798          1,219

Income Before Cumulative Effect of Changes
in Accounting Principles                              15,328         13,822

Cumulative Effect of Changes in Accounting
Principles (Net of Income Taxes of $1,100
and $3,710 for 1994 and 1993, respectively)           (1,520)        (5,340)

Net Income                                         $  13,808      $   8,482

Sales and service revenues for the first three months of 1994 were $20,800,000 higher than the comparable period of 1993. Operating Services revenues were $2,300,000 higher, primarily reflecting increased revenues of $9,500,000 in Entertainment Services due to several new contracts, including the start-up of the Arrowhead Pond of Anaheim, as well as increased customer activity; and $2,000,000 at Ogden Environmental and Energy Services primarily due to increased activity in power generation; these increases were partially offset by lower sales of $5,900,000 in Facility Services (formerly Building Services and Industrial Services) primarily due to the sale of California Building Services contracts in the second quarter of 1993, and the loss of certain utility maintenance facility contracts, and $3,100,000 in Government Services due to the loss of several building maintenance contracts. Waste-to-Energy operations (Ogden Projects, Inc.) revenues increased $18,500,000. Service revenues were $5,600,000 higher due primarily to increased revenues from the Detroit, Michigan and Honolulu, Hawaii, facilities acquired in January 1993, start up revenues at the Union County, New Jersey, facility and the operation of the transfer station at Montgomery County, Maryland. Construction revenues increased $12,900,000 primarily due to construction activity at the Montgomery County, Maryland facility which was partially offset by reduced construction activity at the Union County, New Jersey, facility.

Income from operations for the first three months of 1994 was $3,700,000 higher than the comparable period of 1993. Operating Services income increased $600,000, chiefly associated with increased earnings of $1,600,000 in Entertainment Services, primarily reflecting several new contracts, including the start up of the Arrowhead Pond of Anaheim, as well as increased customer activity; and $900,000 in Facility Management primarily reflecting higher margins and increased activity at Atlantic Design. These increases were partially offset by a decrease of $600,000 in Aviation Services primarily reflecting reduced customer activity in inflight catering, $500,000 in Asbestos Abatement primarily due to the settlement of a contract dispute and $400,000 in Government Services reflecting the loss of several contracts. Waste-to-Energy income was $3,000,000 higher than the comparable period of 1993. Income from services (service revenues less operating costs and debt service charges) increased $1,600,000 primarily reflecting the start up of the Union County, New Jersey, facility. Debt service charges for 1994 include interest costs of $600,000 relating to two interest rate swap agreements used to hedge adjustable rate project debt. Construction profit (construction revenues less construction costs) was $1,900,000 higher due to increased activity at the Montgomery County, Maryland, facility. These increases were partially offset by additional general and administrative expenses of $300,000 and decrease in other income of $200,000.

Corporate unallocated expenses - net for the first three months of 1994 was $500,000 higher than the comparable period of 1993, primarily due to increased administrative costs.

Corporate interest-net for the first three months of 1994 was $400,000 lower than the comparable period of 1993. Interest expense increased by $100,000, from $6,100,000 in 1993 to $6,200,000 in 1994, primarily reflecting increased costs on the Corporation's variable rate debt. Interest income for the first three months of 1994 increased $500,000 from $3,200,000 in 1993 to $3,700,000 in 1994. This increase was due primarily to increased earnings on investments and on an interest rate swap agreement. Net interest income on interest rate swap agreements amounted to $950,000 and $830,000 for the three months ended March 31, 1994 and 1993, respectively. One interest rate swap agreement covering a notional amount of $100,000,000 expired on March 23, 1994.

The effective income tax rate for the first three months of 1994 and 1993 was 41% for both periods.

The Corporation adopted Statement of Financial Accounting No. 112 "Employers Accounting for Postretirement Benefits" (SFAS 112) as of January 1, 1994. This Statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability benefits, job training, health care benefits, and life insurance coverage. The effect of implementing SFAS 112 as of January 1, 1994 is shown in the accompanying financial statements as a cumulative effect of a change in accounting principle and is reflected as a charge to income of $1,520,000 or $.03 per share.

Capital Investments, Commitments and Liquidity:
During the first three months of 1994, capital investments amounted to $30,300,000 of which $19,100,000, inclusive of restricted funds transferred from funds held in trust, was for Waste-to-Energy Operations and $11,200,000 was for normal replacement and growth in Operating Services, Waste-to-Energy Operations and for corporate office equipment.

At March 31, 1994, capital commitments amounted to $43,300,000, which includes commitments for equity investments (over and above restricted funds provided by revenue bonds issued by municipalities) of $10,600,000 for waste-to-energy facilities and $32,700,000 for normal replacement, modernization, and growth in Operating Services and Waste-to-Energy Operations.

Ogden continues as a guarantor of surety bonds and letters of credit totaling approximately $19,200,000 on behalf of International Terminal Operating Co., Inc. (ITO). Ogden also continues as guarantor of tax-exempt 8-1/4% Industrial Revenues Bonds (IRBs), secured by a letter of credit which expires June 16, 1994, amounting to approximately $36,000,000 on behalf of Avondale Industries, Inc. These IRBs are redeemable at the option of the bondholders or Avondale on June 1, 1994, and annually thereafter through June 1, 2001. The IRBs are subject to a mandatory call for redemption on June 1, 1994, if the existing letter of credit is not replaced or the IRBs otherwise refinanced. Avondale has informed Ogden that the bonds have been called for redemption on June 1, 1994. Avondale has advised Ogden that they are engaged in discussions which are expected to result in a refunding of these bonds, which if effectuated, would release Ogden from its obligations as guarantor. If this refunding is not effectuated, Ogden may be required to purchase Avondale preferred stock. In addition Ogden may be required to purchase Avondale preferred stock in connection with certain litigation, tax and other matters. Should Avondale successfully refund the aforementioned bonds, Avondale and Ogden expect to reduce the amount of preferred stock Ogden might otherwise be required to purchase.

With construction of waste-to-energy facilities financed to a large degree by revenue bonds issued by municipalities, potential repurchase of Ogden common shares, and capital commitments and payments, if any, required by guarantees, are expected to be satisfied from cash flow from operations; available funds, including short-term investments; and the Corporation's unused credit facilities to the extent needed. At March 31, 1994, the Corporation had $237,600,000 in cash, cash equivalents, and marketable securities and unused revolving credit lines of $168,100,000.

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

           (a)   Exhibits:

              (2) Agreement and Plan of merger, dated as of October 31, 1989, among Ogden, ERCI Acquisition Corporation and ERC International Inc.*


              (4)    (a)   Ogden's Restated Certificate of Incorporation, as
                           amended.*

                     (b) Underwriting Agreement dated as of March 4, 1992 by and among Ogden Corporation, Goldman Sachs & Co., J. P. Morgan Securities, Inc. and Salomon Brothers Inc.*

                     (c) Indenture dated as of March 1, 1992 between Ogden Corporation and The Bank of New York, Trustee, relating to Ogden's $100 million debt offering.*

                     (d) Fiscal Agency Agreement and Offering Memorandum describing Ogden's $85 million 6% Convertible Subordinated Debentures, Due 2002 and $75 million 5.75% Convertible Subordinated Debentures, Due 2002.*

                     (e) Credit Agreement by and among Ogden, The Bank of New York, as Agent, and National Westminster Bank PLC, Swiss Bank Corporation and Union Bank of Switzerland, dated as of January 31, 1990.*


                     (f) Amendment No. 1, dated December 28, 1990, to the Credit Agreement, dated January 31, 1990, by and among Ogden, the signatory Banks thereto and The Bank of New York, as Agent.*

           10.0            Material Contracts

                     10.1 Stock Purchase Agreement, dated May 31, 1988, between Ogden and Ogden Projects, Inc.*

                     10.2 Tax Sharing Agreement, dated January 1, 1989, between Ogden, Ogden Projects, Inc. and subsidiaries, Ogden Allied Services, Inc. and subsidiaries and Ogden Financial Services, Inc. and subsidiaries.*

                     10.3 Stock Purchase Option Agreement, dated June 14, 1989, between Ogden and Ogden Projects, Inc. as amended on November 16, 1989.*

                     10.4 Preferred Stock Purchase Agreement, dated July 7, 1989, between Ogden Financial Services, Inc. and Image Data Corporation.*

                            (i) Preferred Stock Exchange Agreement between Image Data Corporation and Ogden Financial Services, Inc. dated as of January 1, 1991.*

                     10.5 Rights Agreement between Ogden Corporation and Manufacturers Hanover Trust Company, dated as of September 20, 1990.*

                     10.6  Executive Compensation Plans and Agreements

                           (a)     Ogden Corporation 1986 Stock Option Plan*

                           (b)     Ogden Corporation 1990 Stock Option Plan*

                           (c)     Ogden Services Corporation Executive
                                   Pension Plan*

                           (d)     Ogden Services Corporation Select Savings
                                   Plan*

                           (e) Ogden Services Corporation Select Savings Plan Trust*

                           (f)     Ogden Services Corporation Executive
                                   Pension Plan.*

                           (g)     Changes effected to the Ogden Profit
                                   Sharing Plan effective January 1, 1990.*

                           (h) Employment Letter Agreement between Ogden and an Executive Officer dated January 30, 1990.*

                           (i) Employment Agreement between Ogden and R. Richard Ablon dated as of May 24, 1990.*

                                    (1) Letter Amendment Employment Agreement
                                        between Ogden and R. Richard Ablon
                                        dated as of October 11, 1990.*

                           (j) Employment Agreement between Ogden and C.G. Caras dated as of July 2, 1990.*

                                    (i) Letter Amendment to Employment
                                        Agreement between Ogden Corporation
                                        and C.G. Caras, dated as of October
                                        11, 1990.*

                           (k) Employment Agreement between Ogden and Philip G. Husby as of July 2, 1990.*

                           (l)     Termination Letter Agreement between Maria
                                   P. Monet and Ogden dated as of October 22,
                                   1990.*

                           (m) Letter Agreement between Ogden and Ogden's Chairman of the Board dated January 16, 1992.*

                           (n) Employment Agreement between Ogden and Ogden's Chief Accounting Officer dated as of December 18, 1991.*

                           (o) Employment Agreement between Scott G. Mackin and Ogden Projects, Inc. dated as of June 1, 1990.*

                           (p)     Ogden Corporation Profit Sharing Plan.*

                           (q)     Ogden Corporation Core Executive Benefit
                                   Program.*

                           (r)     Ogden Projects Pension Plan.*

                           (s)     Ogden Projects Profit Sharing Plan.*

                           (t) Ogden Projects Supplemental Pension and Profit Sharing Plan.*

                           (u)     Ogden Projects Employee's Stock Option
                                   Plan.*

                           (v)     Ogden Projects Core Executive Benefit
                                   Program.*

                     10.7 Agreement and Plan of Merger among Ogden Corporation, ERC International, Inc., ERC Acquisition Corporation and ERC Environmental and Energy Services Co., Inc., dated as of January 17, 1991.*

                     10.8 First Amended and Restated Ogden Corporation Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Mission Funding Zeta and Pitney Bowes Credit Corporation.*

                     10.9 Ogden Corporation Guaranty Agreement as of January 30, 1992 by Ogden Corporation for the benefit of Allstate Insurance Company and Ogden Martin Systems of Huntington Resource Recovery Nine Corporation.*

              (11)   Detail of Computation of Earnings applicable to Common
                     Stock.

* Incorporated by reference as set forth in the Exhibit Index of this Form
10-Q

      (b)  Reports on Form 8-K -- There were no reports on
           Form 8-K filed for the three months ended
           March 31, 1994.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.




                                  OGDEN CORPORATION
                                    (Registrant)




Date:  May 11, 1994           By: /S/ Philip G. Husby

                                  Philip G. Husby
                                  Senior Vice President and
                                  Chief Financial Officer




Date:  May 11, 1994           By: /S/ Robert M. DiGia

                                  Robert M. DiGia
                                  Vice President, Controller and
                                  Chief Accounting Officer