Form 10-Q
period 1994-06-30
OGDEN CORP
filed 1994-08-08
CIK 73902

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1994

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the transition period from                   to

Commission file number    1-3122

                              Ogden Corporation
          (Exact name of registrant as specified in its charter)

          Delaware                             13-5549268
(State or other jurisdiction of      I.R.S. Employer Identification
 incorporation or organization)      Number)


              Two Pennsylvania Plaza, New York, New York  10121
             (Address or principal executive office) (Zip Code)

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

Yes  X         No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1994; 43,579,300 shares of Common Stock, $.50 par value per share.

                      PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                             FOR THE SIX MONTHS       FOR THE THREE MONTHS
                               ENDED JUNE 30,            ENDED JUNE 30,
                              1994        1993        1994         1993
                           (In Thousands of Dollars, Except per Share Data)

OPERATIONS OTHER THAN
WASTE TO ENERGY:
Net sales                     $209,602  $193,350      $113,872    $105,957
Service revenues               456,405   467,956       232,811     238,364
  Total net sales and
    service revenues           666,007   661,306       346,683     344,321

Costs of goods sold            185,311   172,136       101,643      95,570
Operating expenses             396,133   409,413       201,832     209,111
Selling, administrative
and general expenses            55,910    52,554        29,250      26,374
  Total costs and expenses     637,354   634,103       332,725     331,055
Operating income                28,653    27,203        13,958      13,266

WASTE-TO-ENERGY OPERATIONS:
Service revenues               228,853   212,958       119,794     109,455
Construction revenues          112,177   100,384        61,241      62,381
  Total revenues               341,030   313,342       181,035     171,836

Operating costs                136,654   129,217        69,523      64,889
Construction costs             103,776    95,477        57,359      60,093
Selling, administrative
and general expenses            10,109     8,088         5,717       3,934
Debt service charges            50,236    48,520        25,033      24,429
Other deductions (income)-net     (369)     (558)         (166)       (177)
  Total costs and expenses     300,406   280,744       157,466     153,168

Operating income                40,624    32,598        23,569      18,668

Consolidated operating income   69,277    59,801        37,527      31,934
Interest (expense)-net          (6,043)   (5,594)       (3,523)     (2,708)
Other income (deductions)-net      (71)    1,529           132       1,016

Income before income taxes
 and minority interest          63,163    55,736        34,136      30,242
Less: income taxes              25,897    22,851        13,996      12,398
      minority interest          4,298     2,971         2,500       1,752
Income before cumulative
effect of changes in
accounting principles           32,968    29,914        17,640      16,092
Cumulative effect of
changes in accounting
principles (net of income
taxes of $1,100 and $3,710
for 1994 and 1993,
respectively)                   (1,520)   (5,340)

Net income                    $ 31,448  $ 24,574      $ 17,640    $ 16,092

EARNINGS (LOSS) PER
COMMON SHARE:
Income before cumulative
effect of changes in
accounting principles         $    .75  $    .69      $    .40    $    .37
Cumulative effect of
changes in accounting
principles                        (.03)     (.12)
  Total                       $    .72  $    .57      $    .40    $    .37

EARNINGS (LOSS) PER COMMON
SHARE-ASSUMING FULL DILUTION:
Income before cumulative
effect of changes in
accounting principles         $    .74  $    .68      $    .40    $    .37
Cumulative effect of changes
in accounting principles          (.03)     (.12)
  Total                       $    .71  $    .56      $    .40    $    .37

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                               JUNE 30,      DECEMBER 31,
                                                1994             1993
                                              (In Thousands of Dollars)
ASSETS
OPERATIONS OTHER THAN WASTE TO ENERGY:
Current Assets:
Cash and cash equivalents                    $   109,658      $   105,539
Marketable securities                            104,197           94,247
Receivables (less allowances: 1994,
$20,593; 1993, $18,226)                          378,902          375,532
Other                                             34,118           29,835
  Total current assets                           626,875          605,153
Property, plant and equipment-net                130,774          130,439
Other assets                                     300,629          281,255
  Total                                        1,058,278        1,016,847

WASTE-TO-ENERGY OPERATIONS:
Cash                                               4,208            3,558
Receivables (less allowances: 1994,
$12,039 and 1993, $7,321)                        249,103          224,561
Restricted funds held in trust                   329,033          359,416
Property, plant and equipment-net              1,592,136        1,563,362
Other assets                                     138,854          144,766
  Total                                        2,313,334        2,295,663

CONSOLIDATED ASSETS                          $ 3,371,612      $ 3,312,510

LIABILITIES AND SHAREHOLDERS' EQUITY
OPERATIONS OTHER THAN WASTE TO ENERGY:
Current Liabilities:
Current portion of long-term debt            $     3,646      $     3,070
Accounts payable                                  83,014           74,317
Accrued expenses, etc.                           111,998          105,132
  Total current liabilities                      198,658          182,519
Long-term debt                                   247,419          247,640
Deferred income taxes                             39,864           43,926
Other liabilities                                109,863           95,963
Minority interest in subsidiaries                 66,263           61,981
Convertible subordinated debentures              151,750          151,750
  Total                                          813,817          783,779

WASTE-TO-ENERGY OPERATIONS:
Accounts payable                                  11,820           24,647
Accrued expenses, etc.                           149,028          151,874
Project Debt:
Revenue bonds issued by and prime
responsibility of municipalities               1,205,080        1,210,935
Revenue bonds issued by municipal agencies
with sufficient service revenues
guaranteed by third parties                      338,231          340,431
Other borrowings                                  28,423           28,423
Deferred income taxes                            175,792          155,130
Deferred income                                   52,788           52,028
Other liabilities                                103,110           78,996
  Total                                        2,064,272        2,042,464

CONSOLIDATED LIABILITIES                       2,878,089        2,826,243
SHAREHOLDERS' EQUITY                             493,523          486,267
CONSOLIDATED LIABILITIES AND
SHAREHOLDERS' EQUITY                         $ 3,371,612      $ 3,312,510

  OGDEN CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY








                                                 JUNE 30,     DECEMBER 31,
                                                   1994          1993
                                                (In Thousands of Dollars)


   Serial Cumulative Convertible Preferred
   Stock, par value $1.00 per share;
   authorized, 4,000,000 shares:
   shares outstanding: 55,000 in 1994,
   57,000 in 1993                                $      55     $      57
   Common Stock, par value $.50 per share;
   authorized, 80,000,000 shares:
   shares outstanding: 43,579,000 in
   1994, 43,499,000 in 1993                         21,790        21,750
   Capital Surplus                                 101,255       100,223
   Earned Surplus                                  374,362       370,231
   Cumulative Translation Adjustment-Net            (2,477)       (4,639)
   Pension Liability Adjustment                       (928)         (928)
   Net Unrealized Loss on Noncurrent Marketable
     Equity Securities                                (534)         (427)

   CONSOLIDATED SHAREHOLDERS' EQUITY             $ 493,523     $ 486,267

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




                                                  FOR THE SIX MONTHS ENDED
                                                           JUNE 30
                                                     1994        1993
                                                  (In Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                      $103,960    $  96,740
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                          (26,697)     (31,395)
Other assets                                         (24,180)     (34,354)
Increase (Decrease) in Liabilities:
Accounts payable                                      (3,606)       7,651
Accrued expenses                                       6,927        7,291
Other liabilities                                     30,749       33,881
 Net cash provided by operating
  activities                                          87,153       79,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Entities purchased, net of cash acquired              (4,768)     (51,208)
Decrease (increase) in marketable securities          (9,950)      19,827
Proceeds from sale of business                        12,516
Proceeds from sale of property, plant and equipment      957        7,066
Investments in waste-to-energy facilities            (45,963)     (34,344)
Other capital expenditures                           (20,970)     (21,625)
Decrease (increase) in non-current receivables        (9,780)         194
Other                                                    163        1,805

 Net cash used in investing activities               (77,795)     (78,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other new debt                                         1,875        6,425
Decrease in funds held in trust for
 waste-to-energy facilities                           30,383       19,065
Payment of debt                                       (9,589)     (19,042)
Dividends paid                                       (27,293)     (27,096)
Other                                                     35        2,876

 Net cash used by financing activities                (4,589)     (17,772)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            4,769      (16,243)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     109,097      116,457

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 113,866    $ 100,214

                    OGDEN CORPORATION AND SUBSIDIARIES
                               JUNE 30, 1994


ITEM 1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the Management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the operating results have been included in the statements.

The Corporation adopted SFAS 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the plan and its effect on the accompanying financial statements.

The accompanying financial statements for prior periods have been reclassified as to certain amounts to conform with the 1994 presentation.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS:

Operations:
                                          Six Months        Three Months
Information Concerning                   Ended June 30,     Ended June 30,
Business Segments                     1994      1993      1994      1993
                                          (In Thousands of Dollars)

Revenues:
Operating Services                 $  666,007  $661,306  $346,683  $344,321
Waste-to-Energy Operations            341,030   313,342   181,035   171,836

Total Revenues                     $1,007,037  $974,648  $527,718  $516,157

Income From Operations:
Operating Services                 $   33,680  $ 32,779  $ 16,537  $ 16,191
Waste-to-Energy Operations             40,624    32,598    23,569    18,668
Total Income from Operations           74,304    65,377    40,106    34,859

Corporate unallocated expenses-net     (5,098)   (4,047)   (2,447)   (1,909)
Corporate interest-net                 (6,043)   (5,594)   (3,523)   (2,708)

Income Before Income Taxes
 and Minority Interest                 63,163    55,736    34,136    30,242
Less: Income Taxes                     25,897    22,851    13,996    12,398
      Minority Interest                 4,298     2,971     2,500     1,752

Income Before Cumulative Effect
Of Changes In Accounting Principles    32,968    29,914    17,640    16,092

Cumulative Effect Of Changes In
Accounting Principles (Net Of
Income Taxes Of $1,100 and $3,710
for 1994 and 1993, respectively)       (1,520)   (5,340)

Net Income                         $   31,448  $ 24,574  $ 17,640  $ 16,092

Sales and service revenues for the first six months of 1994 were $32,400,000 higher than the comparable period of 1993. Operating Services revenues were $4,700,000 higher, primarily reflecting increased revenues of $13,200,000 in Entertainment Services due to several new contracts, including the start-up of the Arrowhead Pond of Anaheim, as well as increased customer activity; and $9,800,000 in Ogden Environmental and Energy Services primarily due to increased activity in the consulting and power generation groups; these increases were partially offset by lower sales of $10,800,000 in Facility Services (formerly Building Services and Industrial Services) primarily due to the sale of California Building Services contracts in the second quarter of 1993, and the loss of certain utility maintenance facility and building cleaning contracts, and $7,600,000 in Government Services due to the loss of several building maintenance contracts. Waste-to-Energy operations (Ogden
Projects, Inc.) revenues increased $27,700,000.   Service revenues were
$15,900,000 higher due primarily to increased revenues from the Detroit, Michigan, Hartford, Connecticut, and Honolulu, Hawaii, facilities acquired in January 1993, revenues from the start up and full operation of the Union County, New Jersey, facility and the operation of the transfer station at Montgomery County, Maryland. Construction revenues increased $11,800,000 primarily due to construction activity at the Montgomery County, Maryland, facility which was partially offset by reduced activity at the Union County, New Jersey, facility which was completed in May 1994.

Income from operations for the first six months of 1994 was $8,900,000 higher than the comparable period of 1993. Operating Services income increased $900,000, chiefly associated with increased earnings of $2,600,000 in Entertainment Services, primarily reflecting several new contracts including the start up of the Arrowhead Pond of Anaheim, as well as increased customer activity; and $2,200,000 in Facility Management primarily reflecting higher margins and increased activity at Atlantic Design. These increases were partially offset by a decrease of $2,600,000 in Government Services reflecting the loss of several contracts and lower customer activity, $700,000 in Asbestos Abatement primarily due to the settlement of a contract dispute and $900,000 in increased general administrative and marketing expenses. Waste-to-Energy income was $8,000,000 higher than the comparable period of 1993. Income from services (service revenues less operating costs and debt service charges) increased $6,800,000 primarily reflecting the start up of the Union County, New Jersey, facility and improved performance at certain facilities. Debt service charges for 1994 increased $1,700,000 primarily reflecting the conversion of one series of adjustable rate project debt to a fixed rate and higher interest expense on two interest rate swap agreements used to hedge adjustable rate project debt. The additional interest cost of these swaps was $1,000,000 and $300,000 for the six months of 1994 and 1993, respectively. Construction profit (construction revenues less construction costs) was $3,500,000 higher due to increased activity at the Montgomery County, facility. These increases were partially offset by additional general and administrative expenses of $2,000,000 due primarily to increased marketing efforts, including those related to opportunities in new industries.

Corporate unallocated expenses - net for the six months of 1994 was $1,100,000 higher than the comparable period of 1993, primarily due to increased administrative costs.

Corporate interest-net for the six months of 1994 was $450,000 higher than the comparable period of 1993. Interest expense increased by $600,000, from $12,100,000 in 1993 to $12,700,000 in 1994, primarily reflecting increased costs on the Corporation's variable rate debt. Interest income for the six months of 1994 increased $100,000 from $6,500,000 in 1993 to $6,600,000 in
1994. This increase was due primarily to increased earnings on investments which were partially offset by reduced income on an interest rate swap agreement. Net interest income on interest rate swap agreements amounted to $1,000,000 and $1,600,000 for the six months ended June 30, 1994 and 1993, respectively. One interest rate swap agreement covering a notional amount of $100,000,000 expired on March 23, 1994.

The effective income tax rate for the six months of 1994 and 1993 was 41% for both periods.

Sales and service revenues for the second quarter of 1994 were $11,600,000 higher than the comparable period of 1993. Operating Services revenues were $2,400,000 higher, primarily reflecting increased revenues of $3,700,000 in Entertainment Services due to several new contracts, including Arrowhead Pond of Anaheim, as well as increased customer activity; and $8,000,000 at Ogden Environmental and Energy Services primarily in the consulting and engineering and power generation groups; these increases were partially offset by lower revenues of $4,500,000 in Facility Services primarily due to the loss of certain utility maintenance and building cleaning contracts as well as the sale of California Building Services contracts and $4,600,000 at Government Services reflecting the loss of several contracts. Waste-to-Energy operations revenues increased $9,200,000. Service revenues were $10,300,000 higher due primarily to the start up and commercial operations of the Union County facility and increased activity at the Hartford, facility and the Montgomery County transfer station. Construction revenues were $1,100,000 lower primarily due to reduced activity at the Union County facility which was completed in May 1994. This decrease was partially offset by activity at the Montgomery County facility.

Income from operations for the second quarter of 1994 was $5,200,000 higher than the comparable period of 1993. Operating Services income increased $300,000 chiefly associated with increased earnings of $1,100,000 in Entertainment Services, primarily reflecting several new contracts and $1,300,000 in Facility Services chiefly associated with higher margins and increased activity at Atlantic Design; and $850,000 in Aviation Services reflecting increased customer activity. These increases were partially offset by lower earnings of $2,100,000 in Government Services chiefly associated with the loss of several contracts and reduced customer activity. Waste-to-Energy income was $4,900,000 higher than the comparable period of
1993.   Income from services increased $5,100,000 primarily reflecting the start-up and commercial operations of the Union County facility and improved performance at the facilities acquired from Asea Brown Boveri, Inc. in 1993.
 Debt Service charges for the second quarter of 1994 increased $600,000.
The additional interest costs of the two interest rate swap agreements used to hedge adjustable rate project debt was $400,000 and $300,000 for the second quarter of 1994 and 1993, respectively. Construction profit was $1,600,000 higher primarily due to increased construction activity at the Montgomery County facility. These increases were partially offset by increased general and administrative expenses of $1,800,000 due primarily to increased marketing efforts to develop new business.

Corporate unallocated expenses - net for the second quarter of 1994 was $500,000 higher than the comparable period of 1993, primarily reflecting increased administrative costs.

Corporate interest - net for the second quarter of 1994 was $800,000 higher than the comparable period of 1993. Interest expense increased $400,000 from $6,000,000 in 1993 to $6,400,000 in 1994, primarily reflecting increased costs on the Corporation's variable rate debt. Interest income for the second quarter of 1994 decreased $400,000 from $3,300,000 in 1993 to $2,900,000 in 1994. This decrease was primarily due to decreased income on an interest rate swap agreement partially offset by increased earnings on investments. Net interest income on interest rate swap agreements amounted to $100,000 and $800,000 for the second quarter of 1994 and 1993, respectively.


The effective income tax rate for the second quarter of 1994 and 1993 was 41% for both periods.

The Corporation adopted Statement of Financial Accounting No. 112 "Employers Accounting for Postemployment Benefits" (SFAS 112) as of January 1, 1994. This Statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability benefits, job training, health care benefits, and life insurance coverage. The effect of implementing SFAS 112 as of January 1, 1994 is shown in the accompanying financial statements as a cumulative effect of a change in accounting principle and is reflected as a charge to income of $1,520,000 or $.03 per share.

Capital Investments, Commitments and Liquidity:

During the first six months of 1994, capital investments amounted to $67,000,000 of which $46,000,000, inclusive of restricted funds transferred from funds held in trust, was for Waste-to-Energy Operations and $21,000,000 was for normal replacement and growth in Operating Services, Waste-to-Energy Operations and for corporate office equipment.

At June 30, 1994, capital commitments amounted to $41,900,000 which includes commitments for equity investments (over and above restricted funds provided by revenue bonds issued by municipalities) of $7,900,000 for waste-to-energy facilities and $34,000,000 for normal replacement, modernization, and growth in Operating Services and Waste-to-Energy Operations.

Ogden continues as a guarantor of surety bonds and letters of credit totaling approximately $19,200,000 on behalf of International Terminal Operating Co., Inc. (ITO). On June 1, 1994 Ogden was relieved of its contingent liability as guarantor with respect to certain Industrial Revenue Bonds of Avondale Industries, Inc., amounting approximately to $36,000,000. Ogden and Avondale have reached tentative agreement regarding the disposition of certain litigation, income tax and other matters which should preclude the need for Ogden to purchase Avondale Preferred Stock.

With construction of waste-to-energy facilities financed to a large degree by revenue bonds issued by municipalities, potential repurchase of Ogden common shares, and capital commitments and payments, if any, required by guarantees, are expected to be satisfied from cash flow from operations; available funds, including short-term investments; and the Corporation's unused credit facilities to the extent needed. At June 30, 1994, the Corporation had $218,100,000 in cash, cash equivalents, and marketable securities and unused revolving credit lines of $170,200,000.

                    PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          In the ordinary course of its business, Ogden's subsidiaries ("Ogden Subsidiaries") become involved in federal, state, and local proceedings relating to the laws regulating the discharge of materials into the environment and the protection of the environment. These include proceedings for the issuance, amendment, or renewal of the licenses and permits pursuant to which Ogden Subsidiaries operate. Such proceedings also include actions brought by individuals or local governmental authorities seeking to overrule governmental decisions on matters relating to Ogden Subsidiaries' operations in which Ogden Subsidiaries may be, but are not necessarily, a party. Most proceedings brought against Ogden Subsidiaries by governmental authorities under these laws relate to alleged technical violations of regulations, licenses, or permits pursuant to which Ogden Subsidiaries operate. At June 30, 1994, Ogden Subsidiaries were involved in such proceedings in which Ogden believes sanctions involved may exceed $100,000 in the aggregate. Ogden believes that such proceedings will not have a material adverse effect on its business.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Shareholders of Ogden Corporation was held on May 26, 1994.

          (b)  Not Required

          (c)  Proposal 1:    Election of five directors for a three year
                              term:

                                                            Shares
                                        Shares Voted For    Withheld

               David M. Abshire         38,355,818          427,593
               Norman G. Einspruch      38,360,032          423,379
               Attallah Kappas          38,350,112          433,299
               Homer A. Neal            38,364,484          418,927
               Stanford S. Penner       38,345,272          438,139

               Proposal 2:    Ratification of the selection of Deloitte &
                              Touche as independent public accountants of
                              the corporation and its subsidiaries for the
                              year 1994:

               Shares         Shares
               Voted          Voted          Shares         Broker
               For            Against        Abstained      Non-Votes

               38,409,457     242,656          131,298         -0-

               Proposal 3:    Proposal to approve the adoption by the Board
                              of Directors of an amendment to the Ogden 1990
                              Stock Option Plan:

               Shares         Shares
               Voted          Voted          Shares         Broker
               For            Against        Abstained      Non-Votes

               28,428,781     4,960,352        563,869      4,830,409

               Proposal 4:    Proposal to approve the adoption by the Board
                              of Directors of a CEO Formula Bonus Plan:

               Shares         Shares
               Voted          Voted          Shares         Broker
               For            Against        Abstained      Non-Votes

               35,664,361     2,509,394        606,656          3,000

Item 5.   Other Information

               Ogden is the owner of 84.2% of the outstanding common stock of Ogden Projects, Inc. ("OPI"), a Delaware company whose common stock is traded on the New York Stock Exchange. On June 6, 1994 Ogden submitted an offer to the Board of Directors of OPI proposing to enter into an agreement of merger providing for the acquisition by Ogden of the remaining outstanding shares of OPI common stock that Ogden does not currently own for consideration consisting of 0.78 shares of Ogden common stock for each share of OPI common stock (the "Offer").

               On June 6, 1994 the OPI Board of Directors appointed a special committee composed of independent directors to review and consider the Offer. The OPI special committee has retained financial and legal advisers. The Offer is subject to approval by the special committee and the execution of a definitive merger agreement.

               Since the Offer was made by Ogden there have been eight class action civil suits filed by OPI shareholders in the Court of Chancery of the State of Delaware in and for New Castle County against Ogden, OPI and the OPI Directors. The actions allege, among other things, that the consideration to be paid the OPI shareholders is grossly unfair, inadequate, and substantially below the fair value of the OPI shares. The actions seek injunctive relief against Ogden and OPI to enjoin them from consummating a transaction which would be unfair to the OPI shareholders as well as seeking the award of compensatory damages.

Item 6.   Exhibits and Reports on Form 8-K

           (a)   Exhibits:

               2.0 Agreement and Plan of merger, dated as of October 31, 1989, among Ogden, ERCI Acquisition Corporation and ERC International Inc.*

               4.0   (a)   Ogden's Restated Certificate of Incorporation,
                           as amended.*

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

                     10.5 Rights Agreement between Ogden Corporation and Manufacturers Hanover Trust Company, dated as of September 20, 1990.*

                     10.6  Executive Compensation Plans and Agreements

                           (a)     Ogden Corporation 1986 Stock Option
                                   Plan*

                           (b)     Ogden Corporation 1990 Stock Option
                                   Plan*

                                   (i)  Ogden Corporation 1990 Stock Option
                                        Plan as Amended and Restated as of
                                        Janury 19, 1994.

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

                           (s)     Ogden Projects Profit Sharing Plan.*

                           (t) Ogden Projects Supplemental Pension and Profit Sharing Plan.*

                           (u)     Ogden Projects Employee's Stock Option
                                   Plan.*

                           (v)     Ogden Projects Core Executive Benefit
                                   Program.*

                           (w)     Ogden Corporation CEO Formula Bonus
                                   Plan.

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

                     10.9 Ogden Corporation Guaranty Agreement as of January 30, 1992 by Ogden Corporation for the benefit of Allstate Insurance Company and Ogden Martin Systems of Huntington Resource Recovery Nine Corporation.*

              11.0   Detail of Computation of Earnings applicable to Common
                     Stock.

* Incorporated by reference as set forth in the Exhibit Index of this Form
10-Q

      (b)  Reports on Form 8-K -- There were no reports on
           Form 8-K filed for the three months ended
           June 30, 1994.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


                                             OGDEN CORPORATION
                                             (Registrant)


Date:  August 8, 1994                   By: /s/Philip G. Husby
                                            Philip G. Husby
                                            Senior Vice President and
                                            Chief Financial Officer



Date:  August 8, 1994                   By: /s/Robert M. DiGia
                                            Robert M. DiGia
                                            Vice President, Controller and
                                            Chief Accounting Officer