Form 10-Q
period 1994-09-30
OGDEN CORP
filed 1994-11-14
CIK 73902

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 1994


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

Yes  X         No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994; 43,617,209 shares of Common Stock, $.50 par value per share.

                                  PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                        FOR THE NINE MONTHS      FOR THE THREE MONTHS
                                        ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                             1994        1993        1994        1993
                                      (In Thousands of Dollars, Except per Share Data)

OPERATIONS OTHER THAN WASTE TO ENERGY:

Net sales                              $  348,277  $  320,313  $  138,675 $  126,963
Service revenues                          698,492     699,003     242,087    231,047

Total net sales and service revenues    1,046,769   1,019,316     380,762    358,010

Costs of goods sold                       304,322     282,954     119,011    110,818
Operating expenses                        612,381     612,128     216,330    202,322
Selling, administrative and
general expenses                           85,982      79,379      30,072     26,825

Total costs and expenses                1,002,685     974,461     365,413    339,965

Operating income                           44,084      44,855      15,349     18,045

WASTE-TO-ENERGY OPERATIONS:

Service revenues                          340,996     319,350     112,143    106,392
Construction revenues                     165,971     176,838      53,794     76,454

Total revenues                            506,967     496,188     165,937    182,846

Operating costs                           200,772     192,255      64,118     63,038
Construction costs                        152,638     166,304      48,862     70,827
Selling, administrative
and general expenses                       16,152      11,879       6,043      3,791
Debt service charges                       75,315      73,267      25,079     24,747
Other deductions (income)-net                (569)       (812)       (200)      (254)

Total costs and expenses                  444,308     442,893     143,902    162,149

Operating income                           62,659      53,295      22,035     20,697

Consolidated Operating Income             106,743      98,150      37,384     38,742
Interest income                             8,506       6,687       3,715      2,247
Interest expense                          (16,915)    (15,304)     (6,081)    (5,270)
Other income (deductions)-net                 610       1,828         763        (94)

Income before income taxes and
minority interest                          98,944      91,361      35,781     35,625
Less: income taxes                         40,567      42,438      14,670     19,587
      minority interest                     6,667       4,286       2,369      1,315

Income before cumulative effect of
changes in accounting principles           51,710      44,637      18,742     14,723
Cumulative effect of changes in
accounting principles (net of
income taxes of $1,100 and
$3,710 for 1994 and 1993,
respectively)                              (1,520)     (5,340)

NET INCOME                             $   50,190  $   39,297  $   18,742  $  14,723

EARNINGS (LOSS) PER COMMON SHARE:
Income before cumulative effect of
changes in accounting principles       $     1.18  $     1.03  $      .43  $     .34
Cumulative effect of changes in
accounting principles                        (.03)       (.12)

Total                                  $     1.15  $      .91  $      .43  $     .34

EARNINGS (LOSS) PER COMMON
SHARE-ASSUMING FULL DILUTION:
Income before cumulative effect of
changes in accounting principles       $     1.17  $     1.02  $      .43  $     .34
Cumulative effect of changes in
accounting principles                        (.03)       (.12)


Total                                  $     1.14  $      .90  $      .43  $     .34

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS






                                            SEPTEMBER 30,     DECEMBER 31,
                                                 1994             1993
                                               (In Thousands of Dollars)

ASSETS

OPERATIONS OTHER THAN WASTE TO ENERGY:

Current Assets:
Cash and cash equivalents                     $   115,436      $   105,539
Marketable securities available for sale           97,424           94,247
Receivables (less allowances: 1994,
$21,144 and 1993, $18,226)                        402,583          375,532
Other                                              42,260           29,835

  Total current assets                            657,703          605,153

Property, plant and equipment (net of
accumulated depreciation and amortization
of $240,783 and $228,434, respectively)           132,395          130,439
Other assets                                      303,752          281,255

  Total                                         1,093,850        1,016,847

WASTE-TO-ENERGY OPERATIONS:

Cash                                                7,368            3,558
Receivables (less allowances: 1994,
$13,759 and 1993, $7,321)                         246,161          224,561
Restricted funds held in trust                    326,039          359,416
Property, plant and equipment (net of
accumulated depreciation of $186,665
and $156,475, respectively)                     1,601,621        1,563,362
Other assets                                      135,306          144,766

  Total                                         2,316,495        2,295,663

CONSOLIDATED ASSETS                           $ 3,410,345      $ 3,312,510

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS





                                            SEPTEMBER 30,     DECEMBER 31,
                                                 1994             1993
                                               (In Thousands of Dollars)

LIABILITIES AND SHAREHOLDERS' EQUITY

OPERATIONS OTHER THAN WASTE TO ENERGY:

Current liabilities:
Current portion of long-term debt             $     3,889      $     3,070
Accounts payable                                   90,864           74,317
Accrued expenses, etc.                            123,667          105,132

 Total current liabilities                        218,420          182,519

Long-term debt                                    250,446          247,640
Deferred income taxes                              39,357           43,926
Other liabilities                                 113,644           95,963
Minority interest in subsidiaries                  69,547           61,981
Convertible subordinated debentures               151,750          151,750

  Total                                           843,164          783,779

WASTE-TO-ENERGY OPERATIONS:
Accounts payable                                   14,346           24,647
Accrued expenses, etc.                            151,235          151,874
Project debt:
Revenue bonds issued by and prime
responsibility of municipalities                1,203,970        1,210,935
Revenue bonds issued by municipal agencies
with sufficient service revenues
guaranteed by third parties                       338,051          340,431
Other borrowings                                   28,423           28,423
Deferred income taxes                             185,842          155,130
Deferred income                                    53,056           52,028
Other liabilities                                  93,302           78,996

  Total                                         2,068,225        2,042,464

CONSOLIDATED LIABILITIES                        2,911,389        2,826,243

SHAREHOLDERS' EQUITY                              498,956          486,267

CONSOLIDATED LIABILITIES AND
 SHAREHOLDERS' EQUITY                         $ 3,410,345      $ 3,312,510

  OGDEN CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY






                                                    SEPTEMBER 30,  DECEMBER 31,
                                                         1994          1993
                                                     (In Thousands of Dollars)


    Serial Cumulative Convertible Preferred
    Stock, par value $1.00 per share;
    authorized, 4,000,000 shares:
    shares outstanding: 54,000 in 1994,
    57,000 in 1993                                  $       54     $     57
    Common Stock, par value $.50 per share;
    authorized, 80,000,000 shares:
    shares outstanding: 43,617,000 in
    1993, 43,499,000 in 1993                            21,809       21,750
    Capital Surplus                                    101,912      100,223
    Earned Surplus                                     379,429      370,231
    Cumulative Translation Adjustment-Net               (1,589)      (4,639)
    Pension Liability Adjustment                          (928)        (928)
    Net Unrealized Loss on Noncurrent
    Marketable Securities                                              (427)
    Net Unrealized Loss on Securities
    Available for Sale                                  (1,731)

    Consolidated Shareholders' Equity               $  498,956     $486,267

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                   FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      1994           1993
                                                  (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                      $ 163,607   $ 148,253
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                           (49,367)    (54,622)
Other assets                                          (37,644)    (46,310)
Increase (Decrease) in Liabilities:
Accounts payable                                        5,931      12,473
Accrued expenses                                       22,590      42,474
Other liabilities                                      25,313      39,540
 Net cash provided by operating
  activities                                          130,430     141,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Entities purchased, net of cash acquired               (4,768)    (51,208)
Proceeds from sale of marketable securities
available for sale                                     57,031      68,852
Purchase of marketable securities available
for sale                                              (62,256)    (48,816)
Proceeds from sale of business                         12,516
Proceeds from sale of property, plant and equipment     1,109       8,049
Investments in waste-to-energy facilities             (64,275)    (52,656)
Other capital expenditures                            (32,862)    (29,810)
Decrease (increase) in non-current receivables        (11,231)      1,274
Other                                                     249       5,076

 Net cash used in investing activities               (104,487)    (99,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other new debt                                          5,650       4,560
Decrease in funds held in trust for
 waste-to-energy facilities                            33,377      39,476
Payment of debt                                       (11,384)    (20,537)
Dividends paid                                        (40,956)    (40,715)
Other                                                   1,077       2,971

 Net cash used in financing activities                (12,236)    (14,245)

NET INCREASE IN CASH AND CASH EQUIVALENTS              13,707      28,324

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      109,097     116,457

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 122,804   $ 144,781

                     OGDEN CORPORATION AND SUBSIDIARIES
                             SEPTEMBER 30, 1994



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

The Corporation adopted SFAS 112, "Employers' Accounting for Postemployment Benefits," and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the effect on the accompanying financial statements.

The accompanying financial statements for prior periods have been reclassified as to certain amounts to conform with the 1994 presentation.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS:


Operations:
                                       Nine Months         Three Months
Information Concerning              Ended September 30,  Ended September 30,
Business Segments                     1994      1993      1994      1993
                                          (In Thousands of Dollars)

Revenues:
Operating Services                 $1,046,769 $1,019,316 $380,762  $358,010
Waste-to-Energy Operations            506,967    496,188  165,937   182,846

Total Revenues                     $1,553,736 $1,515,504 $546,699  $540,856

Income From Operations:
Operating Services                 $   52,549 $   53,842 $ 18,869  $ 21,063
Waste-to-Energy Operations             62,659     53,295   22,035    20,697
Total Income from Operations          115,208    107,137   40,904    41,760

Corporate unallocated expenses-net     (7,855)    (7,159)  (2,757)   (3,112)
Corporate interest-net                 (8,409)    (8,617)  (2,366)   (3,023)

Income Before Income Taxes
 and Minority Interest                 98,944     91,361   35,781    35,625
Less: Income Taxes                     40,567     42,438   14,670    19,587
      Minority Interest                 6,667      4,286    2,369     1,315

Income Before Cumulative Effect
Of Changes In Accounting Principles    51,710    44,637    18,742    14,723

Cumulative Effect Of Changes In
Accounting Principles (Net Of
Income Taxes Of $1,100 and $3,710
for 1994 and 1993, respectively)       (1,520)   (5,340)

Net Income                         $   50,190  $ 39,297  $ 18,742  $ 14,723

Sales and service revenues for the first nine months of 1994 were $38,200,000 higher than the comparable period of 1993. Operating Services revenues were $27,500,000 higher, primarily reflecting increased revenues of $19,100,000 in Ogden Environmental and Energy Services primarily due to increased activity in the consulting and power generation groups; $13,300,000 in Atlantic Design reflecting several new contracts and increased customer activity; $11,600,000 in Aviation Services primarily due to the start up of operations in Brazil and increased customer activity; and $9,000,000 in Entertainment Services due to several new contracts, including the start up of Arrowhead Pond of Anaheim, partially offset by the effects of the baseball strike in the third quarter of 1994; these increases were partially offset by lower sales of $16,500,000 in Facility Services (formerly Building Services and Industrial Services) primarily due to the sale of California Building Services contracts in the second quarter of 1993, and the loss of certain utility facility maintenance and building cleaning contracts; and $8,700,000 in Government Services due to the loss of several contracts and reduced customer activity. Waste-to-Energy operations (Ogden Projects, Inc.) revenues increased $10,700,000. Service revenues were $21,600,000 higher due primarily to increased revenues at the Detroit, Michigan, Hartford, Connecticut, and Honolulu, Hawaii facilities acquired in January 1993; revenues from the start up and full operation of the Union County, New Jersey facility; the operation of the transfer station at Montgomery County, Maryland, and from securing higher priced waste streams at certain other facilities. Construction revenues were $10,900,000 lower primarily due to reduced construction activity at the Union County, New Jersey facility completed in May 1994 and the Lee County, Florida facility. These reductions were partially offset by increased activity at the Montgomery County, Maryland facility.

Consolidated operating income for the first nine months of 1994 was $8,600,000 higher than the comparable period of 1993. Operations Other Than Waste-to-Energy operating income was $800,000 lower, reflecting a decrease of $1,300,000 in Operating Services income and a decrease of $500,000 in corporate unallocated expenses (included in selling, administrative and general expenses). The decrease in Operating Services income was primarily due to lower earnings in Government Services of $4,400,000 reflecting the loss of several contracts and lower customer activity; and $1,600,000 in increased marketing and administrative expense for all services. These decreases were partially offset by increased income at Atlantic Design of $2,400,000 reflecting several new contracts and increased customer activity; $1,600,000 in Ogden Environmental and Energy Services due primarily to increased activity in the power generation area, and $1,600,000 in Facility Management Services reflecting higher margins and an increase in the number of energy plants managed. Waste-to-Energy operating income was $9,400,000 higher than the comparable period of 1993. Service income (service revenues less operating costs and debt service charges) was $11,100,000 higher chiefly associated with the full commercial operations of the Union County, New Jersey facility, and improved performance at certain other existing facilities. Debt service charges for the nine months ending September 30, 1994, include an increase of $500,000 for additional interest costs on two interest rate swap agreements over the comparable period of 1993. Construction income was $2,800,000 higher due primarily to increased activity at the Montgomery County, Maryland facility and the retrofit project at the Detroit facility, partially offset by reduced activity at the other facilities under construction during the respective periods. General and administrative expenses increased $4,300,000 primarily reflecting increased marketing efforts including those related to opportunities in new industries and international markets.

Interest income for the first nine months of 1994 was $1,800,000 higher than the comparable period of 1993 primarily reflecting interest earned on loans made in the third quarter of 1994 and higher interest earnings on investments.

Interest expense for the first nine months of 1994 was $1,600,000 higher than the comparable period of 1993 primarily reflecting a reduction of $1,300,000 in income received on two interest rate swap agreements covering notional amounts of $100,000,000 each. One swap agreement expired in March 1994. The other swap agreement expires on December 16, 1998.

The effective income tax rate for the first nine months of 1994 was 41% compared with 46.5% for the comparable period of 1993. This decrease of 5.5% is chiefly associated with the Omnibus Budget Reconciliation Act of 1993, signed in August 1993, which increased the Federal income tax rate from 34% to 35% retroactive to January 1, 1993. As required by SFAS 109, deferred income tax balances were restated to the new tax rate which resulted in a one time charge of $4,100,000 in the nine months of 1993.

Sales and service revenues for the third quarter of 1994 were $5,800,000 higher than the comparable period of 1993. Operating Services revenues were $22,800,000 higher primarily due to an increase of $10,400,000 in Aviation Services reflecting the start-up of operations at two airports in Brazil and increased activity, in fueling and in European and other Latin America airports, $9,400,000 at Ogden Environmental and Energy Services primarily due to increased activity in consulting and engineering activity and laboratory testing; and $7,100,000 in Atlantic Design primarily due to new contracts and increased customer activity. These increases were partially offset by a decrease in Entertainment Services of $4,200,000 primarily reflecting the
effects of the baseball strike.   Waste-to-Energy operations
revenues were $16,900,000 lower than the comparable period of 1993. Service revenues were $5,800,000 higher due primarily to revenues generated from the commercial operations of the Union County, New Jersey facility, and the securing of higher priced waste streams at certain other operating facilities.
Construction revenues were $22,700,000 lower, due primarily to reduced activity at the Lee County facility and the Union County facility which was completed in May, 1994.

Consolidated operating income for the third quarter of 1994 was $1,400,000 lower than the comparable period of 1993. Operations Other Than Waste-to-Energy operating income was $2,700,000 lower reflecting a decrease of $2,200,000 in Operating Services income and an increase of $500,000 in corporate unallocated expenses (included in selling, administrative and general expenses). The decrease in Operating Services income was primarily due to lower earnings of $1,900,000 in Entertainment Services primarily reflecting the effects of the baseball strike and start-up costs in overseas operations; and $1,300,000 in Government Services primarily due to reduced activity and the loss of several contracts. These decreases were partially offset by an increase of $1,100,000 at Atlantic Design reflecting increased customer activity and several new contracts. Waste-to-Energy income from operations was $1,300,000 higher than the comparable period of 1993. Service income (service revenues less operating costs and debt service charges) was $4,300,000 higher reflecting the start-up of commercial operations of the Union County, New Jersey facility. Debt service charges for the three months ended September 30, 1994 include an decrease of $300,000 for lower interest cost on two interest rate swap agreements over the comparable period of 1993. Construction income was $700,000 lower than the comparable period of 1993 due primarily to reduced construction activity at the Lee County facility. General and administrative expenses increased $2,300,000 primarily reflecting increased marketing efforts, including those related to opportunities in new industries and international markets.

Interest income for the third quarter of 1994 was $1,500,000 higher than the comparable period of 1993 primarily reflecting interest earned on loans made in the third quarter of 1994 and higher interest earnings on investments.

Interest expense for the three months ended September 30, 1994 was $800,000 higher than the comparable period of 1993 primarily reflecting a reduction of income received on an interest rate swap agreement.

The effective income tax rate for the third quarter of 1994 was 41% compared with a 55% rate for the comparable period of 1993. This decrease of 14% was due primarily to the retroactive Federal income tax rate increase from 34% to 35% on August 10, 1993, all of which was reflected in the third quarter of 1993, as well as the adjustment of deferred income tax balances to the new rate as required by SFAS 109 which resulted in a one time charge of $4,100,000.

The Corporation adopted Statement of Financial Accounting No. 112 "Employers Accounting for Postemployment Benefits" (SFAS 112) as of January 1, 1994. This Statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability benefits, job training, health care benefits, and life insurance coverage. The effect of implementing SFAS 112 as of January 1, 1994 is shown in the accompanying financial statements as a cumulative effect of a change in accounting principle and is reflected as a charge to income of $1,520,000 or $.03 per share. The Corporation also adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. This statement establishes accounting and reporting standards for investments in equity securities that have readily determinable fair values and for investments in debt securities. The Company adopted SFAS 115 and has classified its investments as "available for sale securities" and reports these investments at their fair value on the balance sheet. The unrealized loss, net of income taxes at September 30, 1994, on these investments, amounting to $1,730,000 is shown as a separate component of shareholders equity.

Capital Investments, Commitments and Liquidity:

During the first nine months of 1994, capital investments amounted to $97,200,000 of which $64,300,000, inclusive of restricted funds transferred from funds held in trust, was for Waste-to-Energy Operations and $32,900,000 was for normal replacement and growth in Operating Services, Waste-to-Energy Operations and for corporate office equipment.

At September 30, 1994, capital commitments amounted to $32,700,000, which includes commitments for equity investments (over and above restricted funds provided by revenue bonds issued by municipalities) of $3,200,000 for waste-to-energy facilities and $29,500,000 for normal replacement, modernization, and growth in Operating Services and Waste-to-Energy Operations.

   Ogden continues as a guarantor of surety bonds and letters of credit totaling approximately $19,200,000 on behalf of International Terminal Operating Co. Inc. (ITO). Ogden's obligation as guarantor on behalf of Avondale Industries Inc. with respect to $36,000,000 of Industrial Revenue Bonds as well as other contingent obligations under which Ogden may have been required to purchase Avondale preferred stock ended June 1, 1994. Ogden is contingently liable as a result of transactions arising in the ordinary cause of business including the guarantee of indebtedness of customers of approximately $13,200,000.

Waste-to-energy facilities are financed to a large degree by revenue bonds issued by the municipalities and restricted funds held in trust as a result of revenue bonds issued for facility construction. Other capital commitments and payments, if any, required by guarantees, are expected to be satisfied from cash flow from operations; available funds, including short-term investments; and the Corporation's unused credit facilities to the extent needed. At September 30, 1994, the Corporation had $220,200,000 in cash, cash equivalents, and marketable securities and unused revolving credit lines of $169,300,000.


On September 27, 1994, the Corporation entered into a merger agreement (the "Merger Agreement") with Ogden Projects, Inc.
(OPI), an 84% owned subsidiary. Pursuant to the Merger Agreement Ogden will acquire the remaining 16% of the shares it does not currently own by exchanging 0.84 of a share of Ogden common stock for each share of OPI's common stock. A form S-4 Registration Statement detailing the transaction was filed with the Securities and Exchange Commission on October 27, 1994. The Corporation expects the merger to be completed in late December 1994 or during the first quarter of 1995.

                   PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

          In the ordinary course of its business, Ogden's subsidiaries ("Ogden Subsidiaries") become involved in federal, state, and local proceedings relating to the laws regulating the discharge of materials into the environment and the protection of the environment. These include proceedings for the issuance, amendment, or renewal of the licenses and permits pursuant to which Ogden Subsidiaries operate. Such proceedings also include actions brought by individuals or local governmental authorities seeking to overrule governmental decisions on matters relating to Ogden Subsidiaries' operations in which Ogden Subsidiaries may be, but are not necessarily, a party. Most proceedings brought against Ogden Subsidiaries by governmental authorities under these laws relate to alleged technical violations of regulations, licenses, or permits pursuant to which Ogden subsidiaries operate. At September 20, 1994, Ogden Subsidiaries were involved in such proceedings in which Ogden believes sanctions involved may exceed $100,000 in the aggregate. Ogden believes that such proceedings will not have a material adverse effect on its business.

Item 5.   Other Information

          Ogden is the owner of 84% of the outstanding common stock of Ogden Projects, Inc. ("OPI"), a Delaware company whose common stock is traded on the New York
          Stock Exchange.

          On September 27, 1994, Ogden, OPI and a wholly owned subsidiary of Ogden entered into a definitive merger agreement. The merger agreement is subject to approval by the OPI shareholders and provides, among other things, that the OPI shareholders will receive 0.84 of a share of Ogden common stock for each outstanding share of OPI common stock and that any OPI shareholder who does not vote in favor of the merger agreement will be entitled to appraisal rights in connection with the merger.

          On October 27, 1994, Ogden filed its Form S-4 Registration Statement with the Securities and Exchange Commission, which contains a preliminary version of the OPI proxy statement to be mailed to OPI shareholders. OPI and Ogden expect to consummate the merger by year end or during the first quarter of 1995.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               2.0  (a)  Agreement and Plan of merger, dated as
                         of October 31, 1989, among Ogden, ERCI
                         Acquisition Corporation and ERC
                         International, Inc.*

                    (b)  Amended and Restated Agreement and Plan
                         of Merger by and among Ogden
                         Corporation, OPI Acquisition Corp. and
                         Ogden Projects, Inc., dated as of
                         September 27, 1994.*

               4.0       (a)  Ogden's Restated Certificate of
                              Incorporation, as amended.*

                         (b)  Amended and Restated Agreement and
                              Plan of Merger by and among Ogden
                              Corporation, OPI Acquisition Corp
                              and Ogden Projects, Inc., dated as
                              of September 27, 1994.*

                         (c)  Underwriting Agreement dated as of
                              March 4, 1992 by and among Ogden
                              Corporation, Goldman Sachs & Co.,
                              J.P. Morgan Securities, Inc. and
                              Salomon Brothers, Inc.*

                         (d)  Indenture dated as of March 1, 1992
                              between Ogden Corporation and The
                              Bank of New York, Trustee, relating
                              to Ogden's $100 million debt
                              offering.*

                         (e)  Fiscal Agency Agreement and
                              Offering Memorandum describing
                              Ogden's $85 million 6% Convertible
                              Subordinated Debentures, Due 2002
                              and $75 million 5.75% Convertible
                              Subordinated Debentures, Due 2002.*

                         (f)  Credit Agreement by and among
                              Ogden, The Bank of New York, as
                              Agent, and National Westminster
                              Bank PLC, Swiss Bank Corporation
                              and Union Bank of Switzerland,
                              dated as of January 31, 1990.*

                         (g)  Amendment No. 1, dated December 28,
                              1990, to the Credit Agreement,
                              dated January 31, 1990, by and
                              among Ogden, the signatory Banks
                              thereto and The Bank of New York,
                              as Agent.*

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

                    10.4 Preferred Stock Purchase Agreement,
                         dated July 7, 1989, between Ogden
                         Financial Services, Inc. and Image Data
                         Corporation.*

                         (i)  Preferred Stock Exchange Agreement
                              between Image Data Corporation and
                              Ogden Financial Services, Inc.
                              dated as of January 1, 1991.*

                    10.5 Rights Agreement between Ogden
                         Corporation and Manufacturers Hanover
                         Trust Company, dated as of September 20,
                         1990.*

                    10.6 Executive Compensation Plans and
                         Agreements

                         (a)  Ogden Corporation 1986 Stock Option
                              Plan.*

                         (b)  Ogden Corporation 1990 Stock Option
                              Plan.*

                              (i)  Ogden Corporation 1990 Stock
                                   Option Plan as Amended and
                                   Restated as of January 19,
                                   1994.

                         (c)  Ogden Services Corporation
                              Executive Pension Plan.*

                         (d)  Ogden Services Corporation Select
                              Savings Plan.*

                         (e)  Ogden Services Corporation Select
                              Savings Plan Trust.*

                         (f)  Ogden Services Corporation
                              Executive Pension Plan Trust.*

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

                         (h)  Employment Letter Agreement between
                              Ogden and an Executive Officer
                              dated January 30, 1990.*

                         (i)  Employment Agreement between Ogden
                              and R. Richard Ablon dated as of
                              May 24, 1990.*

                              (1)  Letter Amendment Employment
                                   Agreement between Ogden and R.
                                   Richard Ablon dated as of
                                   October 11, 1990.*

                         (j)  Employment Agreement between Ogden
                              and C.G. Caras dated as of July 2,
                              1990.*

                              (i)  Ogden Corporation 1990 Stock
                                   Option Plan as Amended and
                                   Restated as of January 19,
                                   1994.

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

                         (t)  Ogden Projects Supplemental Pension
                              and Profit Sharing Plan.*

                         (u)  Ogden Projects Employee's Stock
                              Option Plan.*

                         (v)  Ogden Projects Core Executive
                              Benefit Program.*

                         (w)  Ogden Corporation CEO Formula Bonus
                              Plan.

                    10.7 Agreement and Plan of Merger among Ogden
                         Corporation, ERC International, Inc.,
                         ERC Acquisition Corporation and ERC
                         Environmental and Energy Services Co.,
                         dated as of January 17, 1991.*

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

               27.0      Financial Data Schedule (EDGAR Filing
                         Only).

* Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.

          (b)  Reports on Form 8-K -- There were no reports on
               Form 8-K filed for the three months ended
               September 30, 1994.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


                                   OGDEN CORPORATION
                                   (Registrant)



Date:  November 14, 1994           By:  /S/ Philip G. Husby
                                   Philip G. Husby
                                   Senior Vice President
                                   and Chief Financial
                                   Officer



Date:  November 14, 1994           By:  /S/ Robert M. DiGia
                                   Robert M. DiGia
                                   Vice President,
                                   Controller and Chief
                                   Accounting Officer