Form 10-K
OGDEN CORP
filed 1995-03-31
CIK 73902

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For The Fiscal Year Ended December 31, 1994

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to____________________

Commission File Number 1-3122

                             OGDEN CORPORATION
          (Exact name of registrant as specified in its charter)

          Delaware                                   13-5549268
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

Two Pennsylvania Plaza, New York, N.Y.                  10121
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

YES   X   NO______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   [X]


The aggregate market value of registrant's voting stock, held by non-affiliates based on the New York Stock Exchange closing price as reported in the consolidated transaction reporting system as of the close of business on March 1, 1995 was as follows:

Common Stock, par value $.50 per share       $ 969,312,218

$1.875 Cumulative Convertible
Preferred Stock (Series A)                   $   5,970,668

The number of shares of the registrant's Common Stock outstanding as of March 1, 1995 was 48,792,109 shares.

The following documents are hereby incorporated by reference into this Form
10-K:

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 (Parts II and IV).

(2) Portions of the Registrant's 1995 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).

                                   INDEX
PART I                                                        PAGE

Business                                                     1 - 35

  Services                                                   3 - 13
  Projects                                                  14 - 26
  Other Information                                         27 - 35
  Markets, Competition and General Business Conditions      27 - 28
  Equal Employment Opportunity                                   29
  Employee and Labor Relations                                   29
  Environmental Regulatory Laws                             29 - 31
  Public Utility Regulatory Policies Act                    32 - 33
  Flow Control                                              33 - 34
  Ash Residue and Other Matters                             34 - 35

Properties                                                  36 - 38

Legal Proceeding and Environmental Matters                  39 - 40

Submission of Matters to a Vote of Security Holders              40

Executive Officers of Ogden                                 40 - 43

PART II

Market For Ogden's Common Equity and Related
  Stockholder Matters                                            43

Selected Financial Data                                          43

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            43

Financial Statements and Supplementary Data                      43

Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure                            43

PART III

Directors and Executive Officers of Ogden                        44

Executive Compensation                                           44

Security Ownership of Certain Beneficial Owners
  and Management                                                 44

Certain Relationships and Related Transactions                   44

PART IV

Exhibits, Financial Statement Schedules and Reports on
  Form 8-K                                                  44 - 49

                                  PART  I


Item 1.   BUSINESS

     Ogden Corporation, a Delaware corporation (hereinafter together with its consolidated subsidiaries referred to as "Ogden" or the "Company"), has its executive offices located at Two Pennsylvania Plaza, New York, New York 10121, pursuant to a lease that expires on April 30, 2008 and which contains an option by Ogden to renew for an additional five years.

     Ogden is a diversified company primarily engaged in providing a wide range of services through the various operating groups within each of its two business segments.

     At December 31, 1993, Ogden owned approximately 84% of the issued and outstanding shares of common stock of Ogden Projects, Inc. ("OPI"). During 1994, pursuant to an offer made by Ogden to purchase OPI's remaining 16% of outstanding shares, Ogden and OPI entered into an Amended and Restated Agreement and Plan of Merger dated as of September 27, 1994 (the "Merger"). The Merger was approved by the OPI shareholders on December 29, 1994 at which time OPI became a wholly-owned subsidiary of Ogden. The merger provided that OPI shareholders of record on November 22, 1994 (except Ogden and shareholders exercising dissenter's rights) would be entitled to receive 0.84 of a share of Ogden common stock for each share of OPI common stock and cash for any fractional shares. The transaction required the issuance of 5,139,939 shares of Ogden common stock valued at $18.375 per share on December 29, 1994 for a total purchase price of $94,446,000.

  At December 31, 1994, in connection with Ogden's acquisition of the publicly traded shares of OPI, Ogden reclassified its business segments. Ogden now classifies its business segments as Services (formerly "Operating Services") and Projects, (formerly "Waste-to-Energy Operations").
Independent power activities, formerly part of Operating Services, are now part of Projects, reflecting consolidation of the overall management of these activities within OPI. Projects now includes the Waste-to-Energy, Independent Power, Water and Wastewater groups, and certain Construction Activities. Within the Services segment, certain business activities have been reclassified. The Environmental Services group no longer includes independent power; the Government Services group has been renamed Technology Services; and all facility management service contracts for government customers have been transferred to the Facility Management Services group. The following table and the discussions that follow reflect these reclassifications.

     Set forth in the following table is the amount of revenue attributable to each of the groups within Ogden's Services and Projects business segments for each of the last three fiscal years (In Thousands):

                                         YEARS ENDED DECEMBER 31,
                                    1992           1993           1994

SERVICES:

  AVIATION SERVICES             $371,704       $389,201       $413,337
  ENTERTAINMENT SERVICES         211,910        242,347        245,187
  ENVIRONMENTAL SERVICES         119,128        122,262        140,745
  TECHNOLOGY SERVICES            169,812        181,870        212,098
  FACILITY MANAGEMENT
  SERVICES                       397,600        382,056        357,272
  OTHER SERVICES                   8,561         12,368         10,811

     TOTAL SERVICES           $1,278,715     $1,330,104     $1,379,450

PROJECTS:

  WASTE-TO-ENERGY             $  371,669     $  432,609     $  459,478
  INDEPENDENT POWER               24,063         28,173         32,006
  WATER AND WASTEWATER                 0              0              0
  CONSTRUCTION ACTIVITIES         86,687        248,451        213,125
  GAIN ON SALE OF LIMITED
  PARTNERSHIP INTERESTS            7,681              0         26,126

     TOTAL PROJECTS           $  490,100     $  709,233     $  730,735

TOTAL SERVICES AND PROJECTS   $1,768,815     $2,039,337     $2,110,185

     The amounts of revenue, operating profit or loss and identifiable assets attributable to each of Ogden's two business segments for each of the last three fiscal years are set forth on page 44 of Ogden's 1994 Annual Report to Shareholders, certain specified portions of which are incorporated herein by reference.

                                 SERVICES

  The operations of Ogden's Services business segment are performed by Ogden Services Corporation and its subsidiaries ("Ogden Services") through its five major operating groups as follows: Aviation Services; Entertainment Services; Environmental Services; Technology Services; and Facility Management Services.

  Ogden Services, through joint ventures, partnerships and wholly-owned subsidiaries within each of the foregoing major operating groups, provides a wide range of services to private and public facilities throughout the United States and many foreign countries. Its principal customers include airlines, transportation terminals, sports arenas, stadiums, banks, owners and tenants of office buildings, state, local and Federal governments, universities and other institutions and large industrial organizations that are leaders in such fields as plastics, chemicals, drugs, tires, petroleum and electronics.

   Many customers are billed on cost-plus, fixed-price or time and materials basis. Where services are performed on a cost-plus basis, the customer reimburses the appropriate Ogden Services' group for all acceptable reimbursable expenditures made in connection with the job and also pays a fee, which may be a percentage of the reimbursable expenditures, a specific dollar amount, or a combination of the two. Fixed-price contracts, in most cases, contain escalation clauses increasing the fixed price in the event, and to the extent, that there are increases in payroll and related costs.

  Many of the contracts in the Aviation and Facility Management Services' groups are written on a month-to-month basis or provide for a longer or indefinite term but are terminable by either party on notice varying from 30 to 180 days.

AVIATION SERVICES

  Aviation Services provides specialized support services to 185 airlines at 90 locations throughout the United States, Canada, Europe, Latin America and the Pacific Rim. The specialized support services provided by this group include comprehensive ground handling, ramp, passenger, cargo and warehouse, aviation fueling and in-flight catering services. These services are performed through contracts with individual airlines, through consolidated agreements with several airlines, and contracts with various airport authorities.

  During 1994 Aviation Services began to pursue opportunities associated with the privatization of airport operations and related airport projects. To capitalize on these opportunities, Ogden intends to combine its Aviation Services skills with the development, financing and construction management expertise of its Projects business segment.
Ground Handling and Specialized Support Services

  Ground handling services include diversified ramp operations such as baggage unloading and loading, aircraft cleaning, aircraft maintenance, flight planning, de-icing, cargo handling, warehouse operations and passenger-related services such as ticketing, check-in, porter ("sky-cap") service, passenger lounge operations and other miscellaneous services.

  Global expansion by the Aviation group has resulted in providing comprehensive ground handling and related services at many international locations throughout Europe, Canada, South America and other countries.
These locations include eight different airports throughout Germany; Heathrow Airport in England; Schiphol International Airport in the Netherlands; Auckland International Airport in New Zealand; the Czech Republic through a 50% interest in a Prague-based airport handling company; Pearson International Airport in Toronto and the Mirabel and Dorval Airports in Montreal; the Simon Bolivar International Airport in Caracas, Venezuela; VIP lounge operation and ground handling services at the Arturo Merino Benitez Airport in Santiago, Chile and the Mexico International Airport in Mexico City. Ogden Aviation continues to perform services at St. Maarten's and Air Aruba's aviation ground service operations at Reina Beatrix International Airport in Aruba through a corporation jointly owned by Ogden and Air Aruba.

  During 1994 Aviation Services: (i) began providing ground handling services at Jorge Chavez International Airport in Lima, Peru and airports located in Chicago, Los Angeles and Vancouver, British Columbia, (ii) added ramp handling services to its existing ground handling services operations at Guarulhos International Airport in Sao Paulo and Galeao International Airport in Rio de Janeiro, Brazil, (iii) sold its ground handling operations at Gatwick and four other United Kingdom regional airports and acquired an air cargo ground handling company which provides services at the London Heathrow Airport, (iv) formed joint ventures with the Kashmirwala Group in Pakistan to begin ground handling services at Karachi International Airport and with a Turkish company to provide aircraft cleaning, security and commissary supplies to carriers at Ataturk Airport in Istanbul and other locations in Turkey, and (v) expanded its cargo/warehouse services in North America through contract awards at four new airports.

Fueling Services

  Aviation operates fueling facilities, including storage and hydrant fueling systems for the fueling of aircraft. This operation assists airlines in designing, arranging financing for, and installing underground fueling systems. These fueling operation services are principally performed in the North American market. However, Aviation has signed a 10-year contract to serve as sole fueling handling agent at Tocumen International Airport in Panama City, Panama and has been awarded a 5-year contract to fuel aircraft at the Luis Munoz International Airport in San Juan, Puerto Rico commencing in 1995.

In-Flight Catering

   Aviation operates 18 in-flight kitchens for over 85 airline customers at a number of locations, including John F. Kennedy International and LaGuardia Airports in New York; Newark International Airport in New Jersey; Los Angeles and San Francisco International Airports in California; Miami International Airport in Florida; Washington Dulles International near Washington, D.C.; McCarren International in Las Vegas, Nevada; and Honolulu International in Hawaii. The Aviation in-flight kitchen at Honolulu International also provides catering services to two cruise ships owned by NAVATEK, a Hawaiian cruise line. During 1994, Aviation acquired inflight catering kitchens in the Canary Islands and Palma de Mallorca in Spain.

Airport Privatization and Related Projects

  During 1994 Aviation Services and one of its partners,the Macau Services Corporation (a subsidiary of the Civil Aviation Authority of China) led a consortium which was awarded a 19-year contract, with a 16-year exclusivity arrangement, to provide ramp and cargo handling, passenger services, and aircraft line maintenance at the new Macau International Airport, expected to be operational in November 1995. The consortium, of which Aviation Services is the managing partner with a 29% participation, will provide all necessary passenger and ramp equipment and build cargo and engineering facilities, an aircraft hangar and a state-of-the-art training center at the airport. The consortium's investment in infrastructure improvements and equipment in the new Macau airport is expected to exceed $40 million.

ENTERTAINMENT SERVICES

  The Entertainment Services group provides total facility management services; presentation of concerts and family shows; food, beverage and novelty concessions; and janitorial, security, parking, and other maintenance services. These services are provided to a wide variety of public and private facilities including more than 100 stadiums, convention and exposition centers, arenas, parks, amphitheaters, and fairgrounds located in the United States, Mexico, Canada, Brazil, Spain and the United Kingdom. Entertainment also operates a racetrack and five off-track betting parlors in Illinois.

  The facility management and concession arrangements under which this group operates are individually negotiated and vary widely as to terms and duration. Concession contracts and leases usually provide for payment by Entertainment of commissions or rentals based on a stipulated percentage of gross sales or net profits, sometimes with a minimum rental or payment. Most of the facility management contracts are on a cost-plus-a-fee basis but a number of such contracts provide for a sharing of profits and losses between Entertainment and the facility owner.

  Entertainment offers its customers a wide range of project-development options, including the operational design review, consultation during construction, and assistance with financing arrangements, as well as operations of facilities, usually in return for long-term services and concession contracts. In some cases Ogden Corporation guarantees Entertainment's performance of these contracts as well as the financing arrangements.

Food, Beverage and Novelty Services at Stadiums and Arenas

  Food, beverage and novelty services are provided by Entertainment in the United States at a number of locations including the following: Rich Stadium (Buffalo, New York); the USAir Arena (Landover, Maryland); the Milwaukee Exposition and Convention Center (Milwaukee, Wisconsin); the Los Angeles Convention Center (Los Angeles, California); the Kingdome (Seattle, Washington); Veterans Stadium (Philadelphia, Pennsylvania); Market Square Arena (Indianapolis, Indiana); McNichols Arena (Denver, Colorado); Cobo Hall (Detroit, Michigan); Tempe Diablo Stadium (Tempe, Arizona); University of Oklahoma Stadium (Norman, Oklahoma); and the MGM Grand Gardens Arena (Las Vegas, Nevada). In 1994 Entertainment was awarded a 5-year contract to provide food and beverage and merchandise services for Wrigley Field in Chicago, Illinois and began providing food and beverage services at 110,000-seat Maracano Stadium, located in Rio de Janeiro, Brazil.

  In Canada, food, beverage and novelty concessions are provided at the Saint John Regional Exhibition Centre located in New Brunswick, Canada and at Lansdowne Park in Ottawa, Canada. During 1994, Entertainment was awarded a 20-year contract to provide food and beverage services at General Motors Place, a new sports and entertainment arena under construction in Vancouver, British Columbia which is scheduled to open in late 1995. This facility will be the home of the National Hockey League's Vancouver Canucks and the newly awarded National Basketball Association franchise, the Vancouver Grizzlies.

Food, Beverage and Novelty Services at Amphitheaters

  Entertainment also provides food and beverage services at amphitheaters throughout the United States including the Starlake Amphitheater (near Pittsburgh, Pennsylvania); the Fiddler's Green Amphitheatre (Englewood, Colorado); and the Sandstone Amphitheatre (Kansas City, Missouri). During 1994 Entertainment was awarded several new amphitheater contracts, including the following: (i) a 10-year food and beverage contract at the Mega Star Amphitheater located in Eufaula, Oklahoma; (ii) a 15-year food and beverage contract at the all-seasons Connecticut Center for Performing Arts in Hartford, Connecticut, (iii) a 10-year exclusive food and beverage contract at the all-seasons Camden Amphitheater located in Camden, New Jersey which is expected to open in May 1995; (iv) a 20-year agreement pursuant to which Entertainment will provide food and beverage services and support for the long-term financing at the Polaris Amphitheater in Columbus, Ohio; and (v) a 20-year contract to provide food and beverage services, parking and support for the long-term financing at the Cellar Door Amphitheater located near Manassas, Virginia, expected to open during 1995.

Facility Management and Concession Services

  Entertainment, through long-term management and concession agreements, provides management services, food, beverage and novelty concessions and maintenance services at various convention centers, arenas and public facilities including the Pensacola Civic Center in Pensacola, Florida; the Sullivan Arena and Egan Convention Center in Anchorage, Alaska; the Rosemont Horizon, near Chicago, Illinois; the Target Center in Minneapolis; The Great Western Forum in Los Angeles; and Anaheim Stadium, a 70,000 seat stadium located in Anaheim, California.

  During 1994 Entertainment provided design and consulting services at the 19,000 seat Victoria Station Arena in Manchester, England scheduled to open during 1995, which Entertainment will manage and operate, upon completion, pursuant to a 20-year lease. During early 1995, Entertainment secured a 20-year contract to provide total facility management services at the 10,000-seat Newcastle Arena, a new sports and entertainment arena located in Newcastle, England which will feature ice hockey, concerts and other events. Entertainment will provide consulting services during the design and development phase of the arena which is scheduled to open in November 1995.

  During 1994 this service group was also awarded a 20-year contract to provide complete facility management and concession services at the 12,000-seat Oberhausen Arena located in Oberhausen, Germany which is scheduled to open in 1996. The arena will feature ice hockey, handball, basketball and concerts. During August 1994 Entertainment began providing facility management services to the Northlands Coliseum in Edmonton, Alberta pursuant to a 5-year contract. The Coliseum is home to the Edmonton Oilers of the National Hockey League.

  During 1994 Entertainment arranged for the financing and assisted in the design and construction of the Ottawa Palladium, a 19,000-seat multipurpose indoor arena under construction in Ottawa, Canada, which is owned by a third party and which is scheduled to open in 1996. Entertainment has been awarded a 30-year contract to provide complete facility management and concession services at the arena which will be the home of the Ottawa Senators of the National Hockey League. Ogden has agreed that the Ottawa Palladium, under Entertainment's management, will generate a minimum amount of revenues computed in accordance with its 30-year contract. The owners of the Ottawa Palladium have entered into a 30-year license agreement with the owner of the

Ottawa Senators, pursuant to which the Ottawa Senators are expected to play their home games at the arena commencing in 1996.

  Pursuant to a management agreement between the City of Anaheim, California and a wholly owned subsidiary of Ogden, Entertainment manages and operates the Arrowhead Pond, a facility owned by and located within the City of Anaheim. The Arrowhead Pond is a multi-purpose facility capable of accommodating professional basketball and hockey, concerts and other attractions, and has a maximum seating capacity of approximately 19,400. Ogden has agreed that the Arrowhead Pond, under Entertainment's management, will generate a minimum amount of revenues computed in accordance with the 30-year management agreement with the City. Entertainment also has a 30-year lease agreement with The Walt Disney Company at the Arrowhead Pond where the Anaheim Mighty Ducks, a National Hockey League team owned by The Walt Disney Company, plays its home games.

  In Mexico, Entertainment owns a 27% equity interest in a Mexican company which manages the Sports Palace, a 22,000 seat arena, and the Autodrome, a 45,000 seat open air facility, located in Mexico City, as well as the new Autodrome Fundidora Amphitheater in Monterey, Mexico that is able to accommodate 18,000 people. Entertainment also owns 51% of a company that provides food and beverage concessions at the Sports Palace and the new Autodrome amphitheater referred to above.

Other Activities

   During 1994 Entertainment acquired an equity interest in Parques Tecnocultiroles, S.A. ("Partecsa"), a Spanish Corporation based in Seville, Spain. Partecsa has been awarded a 30-year contract with an 8-year renewal option to convert, remodel, manage and operate Cartuja, a multi-attraction theme park located on a 200 acre site in Seville, Spain where the 1992 Exposition Fair was held. Partecsa has requested Entertainment to perform advisory services relating to the conversion and future operation of Cartuja. Upon completion of its conversion Partecsa has agreed to award Entertainment, subject to the execution of a definitive agreement, the exclusive rights to provide the food and beverage concessions at Cartuja for a four (4) year period.

  Entertainment also leases and operates a thoroughbred and harness racetrack and six off-track betting parlors in Illinois where it telecasts races from Fairmount Park and other racing facilities. Restaurants and other food and beverage services are provided by Entertainment at these facilities. A large portion of the track's revenue is derived from its share of the pari-mutuel handle, which can be adjusted by state legislation. Other income is derived from admission charges, parking, programs and concessions.

  Entertainment also provides concessions at zoos located in Seattle, Washington and Cleveland, Ohio.

ENVIRONMENTAL SERVICES

  The Environmental Services group provides a comprehensive range of environmental, infrastructure and energy consulting, engineering and design services to industrial and commercial companies, electric utilities and governmental agencies. The Environmental group's services include analysis and characterization, remedial investigations, analytical testing, engineering and design, data management, project management, and regulatory assistance. These services are provided to detect, evaluate, solve and monitor environmental problems and health and safety risks, environmental, civil, geotechnical, transportation and sanitary engineering, urban and regional planning and storm water management, as well as regulatory assistance, nuclear safety and engineering, and consulting services relating to nuclear waste management, security engineering and design services.

  Environmental provides services to a variety of clients in the public and private sectors in the United States and abroad. Principal clients include major Federal agencies, particularly the Department of Defense and the Department of Energy, as well as major corporations in the chemical, petroleum, transportation, public utility and health care industries and Federal and state regulatory authorities. Approximately 33% of Environmental's revenues are derived from contracts or subcontracts with departments or agencies of the United States Government. United States Government contracts may be terminated, in whole or in part, at the convenience of the government or for cause. In the event of a convenience termination, the government is obligated to pay the costs incurred by Environmental under the contract plus a fee based upon work completed.

  As of December 31, 1994, Environmental's backlog of orders amounted to approximately $143 million, of which approximately $40 million represented government orders that were not yet funded; as of December 31, 1993, the comparable amounts were $120 million and $37 million, respectively.

  The Environmental group continues to provide professional environmental engineering services, including program management, environmental analysis, testing and restoration to the United States Navy CLEAN Program (Comprehensive Long Term Environmental Action Navy) pursuant to a 10-year contract awarded during 1991. Thus far the Environmental group has provided these services at Navy bases in Hawaii, Guam, Japan, Hong Kong, the Philippines, Australia and Korea.

  Pursuant to its three year contract with the U.S. Air Force Center for Environmental Excellence, the Environmental group continues to oversee the removal of storage tanks and contaminated soil from Air Force bases across the United States and in U.S. territories. The Environmental group also remains as one of four contractors selected by the U.S. Air Force to competitively bid for work over a five year period to identify, investigate and remediate environmental contamination problems at Kelly Air Force Base, Texas. Environmental also performs remediation services and environmental studies for the U.S. Army Corps. of Engineers in Alaska and Texas, and environmental compliance and training services pursuant to a 5-year contract with the National Guard Bureau and the Air National Guard Readiness Center.

  The Environmental group continues to develop its mixed waste analytical business through its analytical laboratory in Fort Collins, Colorado which opened during 1993 and analyzes mixtures of nuclear and non-nuclear hazardous waste. This mixed waste laboratory provides testing services for the Department of Energy and other Federal government agencies involved in the cleanup of government facilities.

  Environmental is continuing to pursue international markets through its wholly-owned environmental, and geotechnical consulting firm in Spain; its environmental services contract with the U.S. Army Corps of Engineers, European District,to provide environmental site assessments in Germany; its contract to work with the Chevron Overseas Petroleum, Inc.'s Tengizchevroil Joint Venture Project; its discussions with the Republic of Kazakhstan to develop an environmental protection public health and safety plan; and its IEAJ affiliate in Japan, a leading consultant to the nuclear industry.

TECHNOLOGY SERVICES

  The Technology Group provides services through its five technology-based operating units: Atlantic Design Company, Inc. (Atlantic Design); Applied Data Technology, Inc. (ADTI), acquired in 1995; W.J. Schafer Associates, Inc.
(WJSA); Systems Engineering, Applied Engineering; and Biomedical. These operating units produce a broad range of technology and scientific solutions for public and private industry, including the development and manufacture of commercial technology products, the development of new applications for advanced technologies, and analysis, integration, testing and implementation services. Principal business areas are: computer hardware/software systems and technologies, telecommunications systems, advanced communications and sensor systems and technologies, management and logistics services, biomedical research and repository services, air combat maneuvering instrumentation systems, and after-action reporting and display systems.

Atlantic Design

  This unit, with principal offices located in Charlotte, North Carolina and engineering facilities located in Fairfield, New Jersey and locations within New York state, provides engineering design, drafting and technical services, as well as turn-key, integrated services in electronics contract manufacturing and assembly and, through its Lenzar operation in Florida, develops and markets medical products and custom image capturing products. Atlantic Design provides services to customers primarily in the computer, medical and electronic industries, including IBM, General Electric, Seiko, Compaq, Martin Marietta, AT&T, EMC2 Corporation, Netrix Corporation and Pratt and Whitney.

  Atlantic Design's services also include the design of mechanical, electro-mechanical and electronic equipment; technical writing; engineering analysis; building, testing and repairing electronic assemblies and equipment; and the development of prototype equipment for a variety of industries.

ADTI

  During January 1995, Technology Services strengthened its group through the acquisition of ADTI located in San Diego, California. ADTI is a leading supplier of air combat maneuvering instrumentation systems and after-action reporting and display systems. ADTI's range systems are installed at Navy and Air Force aircraft training ranges to facilitate air-to-air combat exercises and monitor, record and graphically display the exact maneuvers of the aircraft on the ranges and simulate the various weapons systems aboard the aircraft. These range automated systems are used by the U.S. Navy and Air Force to train pilots for combat conditions and by the Department of Defense in training pilots to avoid "friendly fire" incidents. ADTI's systems are currently installed at four of the 14 domestic ranges, including the range at the Top Gun school at Miramar, California. The range systems business includes new ranges, expansion and upgrade of existing ranges, product support and related programs.

  ADTI also developed a proprietary flight line test set designed to test and trouble-shoot the Auxiliary Power Unit ("APU") on-board a Boeing air-to-air refueling aircraft. The APU tester was developed to fill the military's demand for a practical low cost flightline support unit that will isolate faults within the APU on-board the Boeing aircraft.

WJSA

  This unit provides technology and engineering services and consultation in space-based and free electron laser technology and high energy systems research to the Ballistic Missile Defense Organization as well as technical research to the other agencies within the Department of Defense and the U.S. Government. This unit is also currently working under contract with the Defense Nuclear Agency to define and analyze sensor architectures that assess bomb damage to underground targets. WJSA is also involved in a program with the Department of Energy to develop an advanced technique for producing large-scale electric power. WJSA continues its efforts under contract with the Coleman Research Corporation to provide system engineering and technical assistance support for the Theater High Altitude Area Defense Project.

Systems Engineering, Applied Engineering

  This units provides systems and software engineering and computer/telephone-related products and services to Government agencies and private industry. Some of their largest clients are the U.S. General Services Administration (GSA), the Department of Defense, and the Office of Personnel Management. During 1994, these units were awarded several large contracts ranging from one to five years in duration. This included two information technology (IT) contracts with GSA; one to provide IT requirements studies for automated business systems to agencies located in and around Washington, D.C. and another to analyze, design and develop business, scientific and mathematical systems for agencies located throughout the Western United States; another contract was awarded with the U.S. Navy to provide engineering and technical services for advanced strategic and tactical communications systems and systems integration programs on major Navy combat vessels.

Biomedical

  This unit provides biomedical research, support and biological repository services for such customers as the National Institute of Health, the Walter Reed Army Institute of Research, the U.S. Food and Drug Administration, the Center for Disease Control and Prevention, the National Cancer Institute and other health agencies, commercial firms and not-for-profit organizations sponsoring research, primarily in the area of new drug development and testing.

FACILITY MANAGEMENT SERVICES

  The Facility Management Services group provides a comprehensive range of facility management, maintenance and manufacturing support services to industrial, commercial, electric utilities, and education and institutional customers throughout the United States and Canada. Beginning in 1995 the facility management services operations of the Technology Services group were transferred to Facility Management Services.

  The range of services provided include total facility management; facility operations and maintenance; operations, maintenance and repair of production equipment; security and protection; housekeeping; landscaping and grounds care; energy management; warehousing and distribution; project and construction management; and skilled craft support services.

  This service group's commercial and office building customers include the World Trade Center and the American Express Tower in New York, Phillips Petroleum Headquarters in Bartlesville, Oklahoma, various governmental agencies and AT&T at several sites in New Jersey. Facility's industrial and manufacturing customers include IBM, Chrysler, Colgate Palmolive, Goodyear, BF Goodrich, US West, Exxon, Dow Chemical, American Cyanamid, MITRE Corporation and Martin Marietta.

  The group continues its support to the institutional and educational marketplace whose customers include the University of Miami; New York University; Clark Atlanta University in Georgia; and Concordia University in Montreal, Canada.

  Facility Management Services, in conjunction with Projects, also provides services to the waste-to-energy plants in operation, or being built, by Ogden Martin Systems, Inc. on a cost-plus basis as negotiated between Ogden Martin and Ogden Facility Services.

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

                                 PROJECTS

The operations of Ogden's Projects business segment are conducted by Ogden's wholly owned subsidiary Ogden Projects, Inc. and its subsidiaries ("OPI") whose principal business is conducted through it's four major operating groups: Waste-to-Energy; Independent Power; Water and Wastewater; and Construction Activities.

WASTE-TO-ENERGY

  The Waste-to-Energy group operates facilities which combust municipal solid waste to make saleable energy in the form of electricity or steam. This group completed construction of its first waste-to-energy facility in 1986 and currently operates 27 waste-to-energy facilities at 26 locations. Waste-to-Energy has one facility under construction, is the owner or lessee of 17 of its facilities, has been awarded three additional facilities that are not yet under construction, and has taken steps toward expanding its waste-to-energy business internationally.

  In most cases, the Waste-to-Energy group, through wholly-owned subsidiaries ("Operating Subsidiaries"), provides waste-to-energy services pursuant to long-term service contracts ("Service Agreements") with local governmental units sponsoring the waste-to-energy project ("Client Communities"). The group has projects currently under development for which there is no sponsoring Client Community and may in the future undertake other such projects.

  (a) Terms and Conditions of Service Agreements. Projects generally have been awarded by Client Communities pursuant to competitive procurement. However, Waste-to-Energy has also built and is operating projects that were not competitively bid.

  Following execution of a Service Agreement between the Operating Subsidiary and the Client Community, several conditions must be met before construction commences. These usually include, among other things, financing the facility, executing an agreement providing for the sale of the energy produced by the facility, purchasing or leasing the facility site, and obtaining of required regulatory approvals, including the issuance of environmental and other permits required for construction. In many respects, satisfaction of these conditions is not wholly within this group's control and, accordingly, implementation of an awarded project is not assured, or may occur only after substantial delays. Waste-to-Energy incurs substantial costs in preparing bids and, if it is the successful bidder, implementing the project so it meets all conditions precedent to the commencement of construction. In some instances Waste-to-Energy has made contractual arrangements with communities that provide partial recovery of development costs if the project fails to go into construction for reasons beyond its control.

  Each Service Agreement is different in order to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements, and other factors. The following description sets forth terms that are generally common to these agreements: (i) the Operating Subsidiary designs the facility, generally applies for the principal permits required for its construction and operation, and helps to arrange for financing, and then constructs and equips the facility on a fixed price and schedule basis. The actual construction and installation of equipment is performed by contractors under the supervision of the Operating Subsidiary. The Operating Subsidiary bears the risk of costs exceeding the fixed price of the facility and may be charged liquidated damages for construction delays, unless caused by the Client Community or by unforeseen circumstances beyond its control, such as changes of law ("Unforeseen Circumstances"). After the facility successfully completes acceptance testing, the Operating Subsidiary operates and maintains the facility for an extended term, generally 20 years or more; (ii) the Operating Subsidiary generally guarantees that the facility will meet minimum processing capacity and efficiency standards, energy production levels, and environmental standards. The Operating Subsidiary's failure to meet these guarantees or to otherwise observe the material terms of the Service Agreement (unless caused by the Client Community or by Unforeseen Circumstances) may result in liquidated damages to the Operating Subsidiary or, if the breach is substantial, continuing, and unremedied, the termination of the Service Agreement. In the case of such Service Agreement termination, the Operating Subsidiary may be obligated to discharge project indebtedness;
(iii) the Client Community is generally required to deliver minimum quantities of municipal solid waste ("MSW") to the facility and, regardless of whether that quantity of waste is delivered to the facility, to pay a service fee. Generally, the Client Community also provides or arranges for debt financing. Additionally, the Client Community bears the costs of disposing ash residue from the facility and, in many cases, of transporting the residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste to the facility, and from the presence of hazardous materials on the site, are also borne by the Client Community. In addition, the Client Community is also generally responsible to pay increased expenses and capital costs resulting from Unforeseen Circumstances, subject to limits which may be specified in the Service Agreement; (iv) Ogden typically guarantees each Operating Subsidiary's performance under its respective Service Agreement.

  After construction is completed and the facility is accepted, the Client Community pays the Operating Subsidiary a fixed operating fee which escalates in accordance with specified indices, reimburses the Operating Subsidiary for certain costs specified in the Service Agreement including taxes, governmental impositions (other than income taxes), ash disposal and utility expenses, and shares with the Operating Subsidiary a portion of the energy revenues (generally 10%) generated by the facility. If the facility is owned by the Operating Subsidiary, the Client Community also pays as part of the Service Fee an amount equal to the debt service due to be paid on the bonds issued to finance the facility. At most facilities, Waste-to-Energy may earn additional fees from accepting waste from the Client Community or others utilizing the capacity of the facility which exceeds the amount of waste committed by the Client Community.

  Waste-to-Energy operates transfer stations in connection with some of its waste-to-energy facilities and, in connection with the Montgomery County, Maryland, project, OPI will use a railway system to transport MSW and ash residue to and from the facility. Waste-to-Energy leases and operates a landfill located at its Haverhill, Massachusetts, facility, and leases, but does not operate, a landfill in connection with its Bristol, Connecticut, facility.

  (b) Other Arrangements for Providing Waste-to-Energy Services. Waste-to-Energy owns two facilities that are not operated pursuant to Service Agreements with Client Communities, and is currently developing, and may undertake in the future, additional such projects. In such projects, OPI must obtain sufficient waste under contracts with haulers or communities to ensure sufficient project revenues. In these cases, Waste-to-Energy is subject to risks usually assumed by the Client Community, such as those associated with Unforeseen Circumstances and the supply and price of municipal waste to the extent not contractually assumed by other parties. This group's current contracts with waste suppliers for these two facilities provide that the fee charged for waste disposal service is subject to limited increases in the event that costs of operation increase as a result of Unforeseen Circumstances. On the other hand, in these cases, Waste-to-Energy generally retains all of the energy revenues from sales of power to utilities or industrial power users and disposal fees for waste accepted at these facilities. Accordingly, OPI believes that such projects carry both greater risks and greater potential rewards than projects in which there is a Client Community.

  For the projects that are not operated pursuant to a Service Agreement, tipping fees, which are generally subject to escalation in accordance with specified indices, and energy revenues are paid to the Waste-to-Energy group. Electricity generated by these projects is sold to public utilities and in one instance, steam and a portion of the electricity generated is sold to industrial users. Under certain of the contracts under which waste is provided to these facilities, Waste-to-Energy may be entitled to fee adjustments to reflect certain Unforeseen Circumstances.

  (c) Project Financing. Financing for projects is generally accomplished through the issuance of a combination of tax-exempt and taxable revenue bonds issued by a public authority. If the facility is owned by the Operating Subsidiary, the authority lends the bond proceeds to the Operating Subsidiary and the Operating Subsidiary contributes additional equity to pay the total cost of the project. For such facilities, project-related debt is included as a liability in Ogden's consolidated financial statements. Generally, such debt is secured by the revenues pledged under the respective indenture and is collateralized by the assets of the Operating Subsidiary and otherwise provides no recourse to Ogden, subject to construction and operating performance guarantees and commitments.

  (d) Waste-to-Energy Projects. Certain information with respect to projects as of February 28, 1995 is summarized in the following table:

                         WASTE-TO-ENERGY PROJECTS
                               Tons          Boiler         Commencement
In Operation                  Per Day        Units          of Operations

Tulsa,OK(I)<F1>............      750          2                  1986
Haverhill/Lawrence,
 MA-RDF<F8>................      950          1                  1984
Marion County, OR..........      550          2<F2>              1987
Hillsborough County, FL<F3>    1,200          3<F2>              1987
Tulsa, OK(II)<F1><F4>......      375          1                  1987
Bristol, CT................      650          2<F2>              1988
Alexandria/Arlington, VA...      975          3                  1988
Indianapolis, IN...........    2,362          3<F2>              1988
Hennepin County, MN <F1><F5>   1,000          2                  1990
Stanislaus County, CA......      800          2                  1989
Babylon, NY................      750          2<F2>              1989
Haverhill, MA-Mass Burn....    1,650          2                  1989
Warren County, NJ <F5>.....      400          2                  1990
Kent County, MI<F3>........      625          2<F2>              1990
Wallingford, CT<F5>........      420          3<F2>              1990
Fairfax County, VA.........    3,000          4<F2>              1990
Huntsville, AL<F3>.........      690          2<F2>              1990
Lake County, FL............      528          2<F2>              1990
Lancaster County, PA<F3>...    1,200          3<F2>              1991
Pasco County, FL<F3>.......    1,050          3<F2>              1991
Huntington, NY <F6>........      750          3<F2>              1991
Hartford, CT <F3><F7><F8>..    2,000          3                  1989
Detroit, MI <F1><F8><F9>...    3,300          3                  1989
Honolulu, HI <F1><F8>......    2,160          2                  1990
Union County, NJ<F3>.......    1,440          3                  1994
Lee County, FL <F3>........    1,200          3<F2>              1994
Onondaga, NY<F6><F10>......      990          3                  1995

      Total................   31,765
                                                                Unrecognized
                                                                Construction
                                                                Revenues as
                                                                of 12/31/94
                                                Scehduled       (In
                              Tons      Boiler  Commencement    thousands
Under Construction            Per Day   Units   of Operations   of dollars)

Montgomery County, MD <F3>    1,800      3(2)        1995        $ 44,764


                                                                Estimated
                                                                Construction
                                                                Revenues
                                               Expected         (In
Awarded - Not Yet             Tons     Boiler  Commencement     thousands
Under Construction            Per Day  Units   of Construction  of dollars)

Mercer County, NJ <F3>.....    1,450     2         1995          $185,120
Halifax, Nova Scotia <F3>        550     2         <F11>         $ 99,620*
Clark County, OH               1,750     2         <F12>         $   N/A

    Total.................     3,750

*Expressed in Canadian Dollars

NOTES:

<F1> Facility is owned by an owner/trustee pursuant to a sale/leaseback arrangement.

<F2> Facility has been designed (or, with respect to awarded facilities and facilities under construction, will be designed) to allow for the addition of another unit.

<F3> Facility is owned (or, with respect to facilities not under construction, is to be owned) by the Client Community.

<F4> Phase II of the Tulsa facility, which was financed as a separate project, expanded the capacity of the facility from two to three units.

<F5> Operating Subsidiaries were purchased after completion, and use a mass-
     burn technology that is not the Martin Technology.

<F6> Owned by a limited partnership in which the limited partners are not affiliated with OPI.

<F7> Under contracts with the Connecticut Resource Recovery Authority and
     Northeast Utilities, OPI operates only the boiler and turbine for this facility.

<F8> Operating contracts were acquired after completion.  Facility uses a refuse-derived fuel technology and does not employ the Martin
     Technology.

<F9> In addition, Waste-to-Energy is presently constructing environmental improvements to the Detroit Facility. The total price for this project is approximately $117,800,000 (subject to escalation), and Waste-to-
     Energy expects construction to be completed in 1995.

<F10> This facility is substantially complete and is processing waste.

<F11> During 1994, the Minister of the Environment for the Province of Nova
      Scotia disapproved the project for economic, not environmental, reasons, and the Metropolitan Authority purported to terminate its contract with OPI on that basis. OPI has challenged the minister's decision as being beyond his authority. If OPI is successful in its challenge, the Metropolitan Authority may still terminate development of the project, subject to certain obligations to reimburse OPI for certain of its costs.

<F12> In 1993, OPI negotiated major project agreements with Clark County,
      Ohio, for the disposal of MSW and with Ohio Edison Company pursuant to which Ohio Edison leases a site to OPI and purchases steam generated at the proposed waste-to-energy facility. This project is conditional upon obtaining commitments of additional MSW from other sources and satisfactory resolution of litigation described below. Contracts related to the project are the subject of litigation brought by a local landfill in which an intermediate appellate court recently enjoined performance by the County. The Ohio Supreme Court has agreed to hear
      OPI's appeal of this decision, probably in the Spring of 1995. When this litigation is resolved, OPI will evaluate whether to attempt to procure additional waste contracts for this facility.

  (e) Technology. The principal feature of the Martin Technology is the reverse-reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin Technology expired in 1989. OPI has no information that would cause it to believe that any other company uses the basic stoker grate technology that was protected by the expired patent. Moreover, OPI believes that unexpired patents on other portions of the Martin Technology would limit the ability of other companies to effectively use the basic stoker grate technology in competition with OPI. There are several unexpired patents related to the Martin Technology including: (i) Grate Bar for Grate Linings, Especially in Incinerators - expires 2/9/99; (ii) Method and Arrangement for Reducing NOx Emissions from Furnaces - expires 7/19/00; (iii) Method and Apparatus for Regulating the Furnace Output of Incineration Plants - expires 9/4/07; (iv) Method for Regulating the Furnace Output in Incineration Plants - expires 1/1/08; and
(v) Feed Device with Filling Hopper and Adjoining Feed Chute for Feeding Waste to Incineration Plants - expires 4/23/08. More importantly, OPI believes that it is Martin's know-how in manufacturing grate components and in designing and operating mass-burn facilities, Martin's worldwide reputation in the waste-to-energy field, and OPI's know-how in designing, constructing and operating waste-to-energy facilities, rather than the use of patented technology, that is important to OPI's competitive position in the waste-to-energy industry in the United States. OPI does not believe that the expiration of the patent covering the basic stoker grate technology or patents on other portions of the Martin Technology will have a material adverse effect on OPI's financial condition or competitive position.

  (f) The Cooperation Agreement. Under an agreement between Martin GmbH fur Umuelt-und Energietechnik of Germany ("Martin") and OPI (the "Cooperation Agreement"), OPI has the exclusive rights to market the proprietary technology (the "Martin Technology") of Martin in the United States, Canada, Mexico, Bermuda, certain Caribbean countries, most of Central and South America, and Israel. In addition, in Germany, Turkey, Saudi Arabia, Kuwait, the Netherlands, Denmark, Norway, Sweden, Finland, Poland, and Italy OPI has exclusive rights to use the Martin Technology, but only on a full service design, construct, and operate basis. The Cooperation Agreement provides that OPI may acquire, own, commission, and/or operate facilities that use technology other than the Martin Technology that have been constructed by entities other than OPI or its affiliates. Martin is obligated to assist OPI in installing, operating, and maintaining facilities incorporating the Martin Technology. The fifteen year term of the Cooperation Agreement renews automatically each year unless notice of termination is given, in which case the Cooperation Agreement would terminate 15 years after such notice. Additionally, the Cooperation Agreement may be terminated by either party if the other fails to remedy its material default within 90 days of notice. The Cooperation Agreement is also terminable by Martin if there is a change of control (as defined in the Cooperation Agreement) of Ogden Martin Systems, Inc. ("OMS"), a wholly-owned subsidiary of OPI or any direct or indirect parent of OMS not approved by its respective board of directors. Although termination would not affect the rights of OPI to design, construct, operate, maintain, or repair waste-to-energy facilities for which contracts have been entered into or proposals made prior to the date of termination, the loss of OPI's right to use the Martin Technology could have a material adverse effect on OPI's future business and prospects.

  (g) International Business Development. In 1994, Waste-to-Energy continued the development of its waste-to-energy business in selected international markets. An office in Munich, Germany, was opened in 1993 and, as indicated above, extended its right to use the Martin Technology to develop full service projects in much of Europe. In Europe, waste-to-energy facilities have been built as turn-key construction projects and then operated by local governmental units or by utilities under cost-plus contracts. Waste-to-Energy emphasizes developing projects which it will build and then operate for a fixed fee. Some European countries are seeking to substantially reduce their dependency on landfilling. For example, Germany has enacted legislation which would prevent the landfilling of untreated raw municipal waste by the end of the decade.

  The trend toward privatization of municipal services in Latin America continues to remain strong. The market for waste-to-energy is in a formative stage and, with few exceptions, continues to lag behind other infrastructure project development in most Latin American countries. Waste-to-energy services in Latin America will be offered through strategic alliances with Latin American firms and by coordinating marketing efforts with other business development efforts of Ogden's Services segment.

  Ogden plans to open an office in Hong Kong in 1995. OPI has entered into an agreement with CTCI Corporation in Taiwan to jointly pursue waste-to-energy operation and maintenance contracts in that country. Certain other Asia Pacific countries are seeking alternatives to landfilling and are also moving toward privatization of municipal services. The development of this market by OPI will be managed through the Hong Kong office, with emphasis on establishing teaming agreements with local firms to pursue select project opportunities.

  (h) Backlog. Waste-to-Energy's backlog as of December 31, 1994, is set forth under (d) above. As of the same date of the prior year, the estimated unrecognized construction revenues for projects under construction was $224,257,000, and the estimated construction revenues for projects awarded but not yet under construction was $254,486,000 (including U.S. dollar equivalent of $99,620,000 expressed in Canadian Dollars). The change in the amount for projects under construction reflects construction progress on two projects. Generally, the construction period for a waste-to-energy facility is approximately 28 to 34 months.

INDEPENDENT POWER

  The Independent Power group, through wholly-owned subsidiaries, develops, operates and, in some cases, owns power projects ("alternative energy projects") which cogenerate electricity and steam or generate electricity alone for sale to utilities both in the United States and abroad. In 1994, the independent power business of Projects and of Services' Environmental Services group were combined under Projects' Independent Power group. The Independent Power group intends to develop additional projects which use, among other fuels, wood, tires, other wastes, coal, oil, natural gas, or water. Independent Power is currently pursuing further opportunities to own and/or operate independent power projects domestically and abroad.

  Independent Power will seek to participate in the operation of the independent power project facilities pursuant to long-term operations and maintenance contracts from which it will seek operating profits. In many cases, capital may be invested in the ownership of the project (usually through acquiring an interest in a corporate or partnership entity that owns the power production facilities and the contracts for the supply of fuel and the purchase of power from these facilities), to derive investment earnings and possibly tax benefits. In some cases, if Independent Power has expended funds in and dedicated resources to development of the project, it will seek a developers fee at the time the construction financing of the project is completed.

  Many alternate energy projects are awarded to private power producers on the basis of open, competitive bidding, in which pricing of capacity and electric energy is the dominant selection criterion. Because these awards are often vigorously contested by a number of independent power producers, the returns on such projects are often driven to very low levels. The Independent Power group therefore seeks opportunities in which power purchase contract terms can be set by negotiations and in which the group is able to stress its abilities to operate facilities in a highly reliable manner and to provide operational guarantees of performance that may be attractive to the power purchaser.

  The Independent Power group, through Catalyst New Martinsville Hydroelectric Corporation, manages and operates a hydroelectric power generating facility under a long-term lease with the City of New Martinsville, West Virginia. The plant has been in operation since 1988 and rated at approximately 40 megawatts of power. The plant's electrical output is sold to the Monongahela Power Company under a long-term power sales agreement. The Independent Power group, as a 50/50 partner in the Heber Geothermal Company ("HGC") (a partnership with Centennial Geothermal, Inc.), leases and operates a 47-megawatt (net) power plant in Heber, California.
The power is sold to Southern California Edison. The working interest in the geothermal field, which is adjacent to and supplies fluid to the power plant, is owned by a partnership composed of an Independent Power group subsidiary and Centennial Field, Inc., an unaffiliated company. The Independent Power group also has the contracts to operate and maintain both the geothermal field, which currently produces approximately eight million pounds per hour of fluid, and the power plant.

  During December 1994 the acquisition of the Second Imperial Geothermal Company (SIGC) and its principal asset, a leasehold interest in a 48 megawatt geothermal power plant located in Heber, California, was completed. SIGC is a party to a 30-year power purchase contract with Southern California Edison. Prior to the acquisition, the Independent Power group (through the Environmental group) was the operations and maintenance contractor at SIGC. This acquisition will compliment the geothermal field operated by the Independent Power group in Heber, California.

  During 1994 the Independent Power group's operations were expanded into the Latin American market through the acquisition of an equity interest in Energia Global, Inc. (EGI) which resulted in a long term contract to operate two hydroelectric plants owned by EGI's Costa Rica subsidiary and which are under construction in Costa Rica. During the design and construction phase of these two plants, the Independent Power group will serve as a consultant.

WATER AND WASTEWATER

  The Water and Wastewater group, through Ogden Water Systems, Inc., intends to develop, operate and, in some cases, own projects that purify water, treat wastewater, and treat and manage biosolids and compost organic wastes. As with the waste-to-energy business, water and wastewater projects involve various contractual arrangements with a variety of private and public entities including municipalities, lenders, joint venture partners (which provide financing or technical support), and contractors and subcontractors which build the facilities. In 1994, Ogden Water Systems, Inc. formed a joint venture, the Ogden Yorkshire Water Company, with a wholly-owned subsidiary of Yorkshire Water, plc, a major British water and wastewater utility. The purpose of the joint venture is to develop, design, construct, maintain, operate, and in some cases own, water and wastewater treatment facilities in the United States, Canada, and Latin America. The joint venture is actively bidding on public procurements for such services and seeking acquisition opportunities. Ogden Water Systems, Inc., is also pursuing opportunities in water and wastewater treatment facilities in countries outside of the territory of the joint venture.

CONSTRUCTION ACTIVITIES

  The construction of each of Projects' waste-to-energy facilities is the responsibility of its Construction Activities group. Construction of Independent Power, Water and Wastewater projects and any other construction activities undertaken in connection with Ogden's Services business are expected to be the responsibility of this group. A general contractor is usually responsible for the procurement of bulk commodities used in the construction of the facility, such as steel and concrete. These commodities are generally readily available from many suppliers.

  The Construction Activities group generally directs the procurement of all major equipment utilized in a project, which equipment is also generally readily available from many suppliers. The stoker grates utilized Waste-to-Energy in facilities constructed by the group are required to be obtained from Martin pursuant to the Cooperation Agreement.

  During the construction period for waste-to-energy facilities owned by Client Communities, construction income is recognized on the percentage-of-completion method based on the percentage of costs incurred to total estimated costs.

PROJECTS' FOREIGN BUSINESS DEVELOPMENT

  Projects' Waste-to-Energy, Independent Power, Water and Wastewater and Construction groups are involved in the development of projects in foreign countries where opportunities for the services provided by these groups are highly dependent upon the elimination of historic legal and political barriers to the participation of foreign capital and foreign companies in the financing, construction, ownership and operation of waste-to-energy, power production and water and wastewater facilities. For example, in many countries, the production, distribution and delivery of electricity has traditionally been provided by governmental or quasi-governmental agencies. Although a number of these countries have recently liberalized their laws and policies with regard to the participation of private interests and foreign capital in their electric sectors, not all have done so, and not all that have done so may afford acceptable opportunities for Projects.

  The development, construction, ownership and operation of waste-to-energy, independent power production, and water and wastewater facilities in foreign countries also exposes Projects to several potential risks that typically are not involved in such activities in the United States.

  Many of the countries in which Projects is or intends to be active in developing its waste-to-energy, independent power, water and wastewater and construction projects are lesser developed countries or developing countries. The financial condition and creditworthiness of the potential purchasers of power and services provided by Projects--which may be a governmental or private utility or industrial consumer--or of the suppliers of fuel for alternate energy projects or of waste for waste-to-energy projects in these countries may not be as strong as those of similar entities in the developed countries. The obligations of the purchaser under the power purchase agreement, the services recipient under the related service agreement and the supplier under the fuel supply agreement may not be guaranteed by any host country governmental or other creditworthy agency.

  Waste-to-Energy and Independent Power projects in particular, are keenly dependent on the reliable and predictable delivery of fuel, municipal solid waste in the case of waste-to-energy, meeting the quantity and quality requirements of the project facilities. Projects will in all cases seek to negotiate long-term contracts for the supply of fuel with creditworthy and reliable suppliers under terms that will permit it to project the future cost of fuel through the life of the contract. However, the reliability of fuel deliveries may be compromised by one or more of several factors that may be more acute or may occur more frequently in developing countries than in developed countries, including a lack of sufficient infrastructure to support deliveries under all circumstances, bureaucratic delays in the import, transportation and storage of fuel in the host country, customs and tariff disputes and local or regional unrest or political instability .

  Payment for electricity to project companies in which Projects may invest, and for related operating services that it may provide, will often be made in whole or part in the domestic currencies of the host countries. Conversion of such currencies into U.S. dollars may not be assured by a governmental or other creditworthy host country agency, and may be subject to limitations in the currency markets, as well as restrictions of the host country. In addition, fluctuations in value of such currencies against the value of the U.S. dollar may cause the group's participation in such projects to yield less return than expected. Transfer of earnings and profits in any form beyond the borders of the host country may be subject to special taxes or limitations imposed by host country laws.

  In addition, Projects will generally participate in projects, the facilities for which will be fixed and practically immovable. The provision of electric power, waste disposal and water and wastewater services are treated as a matter of national or key economic importance by the laws and politics of many host countries. There is therefore some risk that the assets constituting the facilities of the projects in which it participates could be temporarily or permanently expropriated or nationalized by a host country, or made subject to martial or exigent law or control.

  Projects will seek to manage and mitigate these risks through all available means that it deems appropriate. They will include: careful political and financial analysis of the host countries and the key participants in each project; guarantees of relevant agreements with creditworthy entities; political risk and other forms of insurance; participation by international finance institutions, such as affiliates of the World Bank, in financing of projects in which it participates; and joint ventures with other companies to pursue the development, financing and construction of these projects.

GAIN ON SALE OF LIMITED PARTNERSHIP INTERESTS

  In 1991, limited partnership interests in, and the related tax benefits of, the partnership that owns the Huntington, New York, facility were sold by Waste-to-Energy to third-party investors. In 1992 Waste-to-Energy sold the subsidiary that held the remaining limited partnership interests in, and certain related tax benefits of, that partnership. During 1994, an Operating Subsidiary of the Waste-to-Energy group that is the owner of the Onondaga County, New York, facility sold limited partnership interests and tax benefits to third party investors. Under both the Huntington and Onondaga limited partnership agreements, Operating Subsidiaries are general partners and retain responsibility for the operation and maintenance of the facilities.

OTHER ACTIVITIES

  Projects also intends to develop, operate and, in some cases, own projects that process recyclable paper products into containerboard for reuse in the commercial sector. As with it's Waste-to-Energy group, such projects involve various contractual arrangements with a variety of private and public entities, including municipalities, lenders, joint venture partners (which may provide some of the financing or technical support), purchasers of the plant output, and contractors and subcontractors which build the facilities. In addition, such projects require significant amounts of energy in the form of steam, which may be provided by present or future waste-to-energy projects operated by the Waste-to-Energy group.

  In 1993, Projects discontinued the fixed-site hazardous waste business conducted through American Envirotech, Inc., an indirect subsidiary. In light of substantial and adverse changes in the market for hazardous waste incineration services and regulatory uncertainty stemming from EPA pronouncements, Projects ceased all development activities. Although Projects continues to hold permits and certain related assets pending resolution of certain litigation, any other related assets have been disposed of or otherwise abandoned. (See "Item 3. Legal Proceedings and Environmental Matters" of this Form 10-K.)

                             OTHER INFORMATION

MARKETS, COMPETITION AND GENERAL BUSINESS CONDITIONS

  Ogden's Services and Projects business segments can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restrictions and controls, natural disasters, energy shortages, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which Ogden has no control.

  The economic climate can also adversely affect several of Ogden's Services' operations, including, but not limited to, fewer airline flights, reduced inflight meals and flight cancellations in Services' Aviation group; cost cutting and budget reductions in Services' Technology group and Facility group; and, reduced event attendance in Services' Entertainment group. In addition, disputes between owners of professional sports organizations and the professional players of such organizations have affected and may continue to affect the operations of the Entertainment group.

  Ogden's Projects business segment, through its Waste-to-Energy group, markets its services principally to governmental entities, including city, county, and state governments as well as public authorities or special purpose districts established by one or more local government units for the purpose of managing the collection and/or disposal of municipal solid waste ("MSW"). Since 1989 there has been a decline in the number of communities requesting proposals for waste-to-energy facilities. Ogden believes that this decline has resulted from a number of factors that adversely affected communities' willingness to make long-term capital commitments to waste disposal projects, including: declining prices at which energy can be sold; declining alternative disposal costs; uncertainties about the impact of recycling on the waste stream; and continuing concerns arising from the Clean Air Act Amendments of 1990 and the regulatory actions currently being proposed pursuant to its terms. Ogden believes that waste-to-energy facilities and recycling are complimentary methods of managing a community's waste disposal needs. The fact that many of Ogden's Client Communities have recycling rates in excess of national averages demonstrates that a properly sized waste-to-energy facility does not hinder achievement of aggressive recycling goals. Ogden does not believe there will be a near term return to frequent public procurement for waste-to-energy facilities.

  MSW is typically supplied to Ogden's waste-to-energy facilities pursuant to long-term contracts. In most of the markets that Projects' Waste-to-Energy group currently serve, the cost of waste-to-energy services to its current Client Communities is competitive with the cost of other disposal alternatives, mainly landfilling.

  Compliance with regulations promulgated by the United States Environmental Protection Agency (the "EPA") in 1991 will to some extent increase the cost of landfilling, although landfills may be less expensive in some cases, in the short term, than waste-to-energy facilities. Landfills generally do not commit their capacity for extended periods. Much of the landfilling done in the United States is done on a spot market or through short term contracts (less than 5 years). Accordingly, landfill pricing tends to be more volatile as a result of periodic changes in waste generation and available capacity than Ogden's pricing, which is based on long-term contracts. Ogden believes that landfills have not been required to comply with permitting requirements relating to the emission of air pollutants and that this provides landfills with a competitive advantage. Another factor affecting the competitiveness of waste-to-energy fees are the additional charges imposed by Client Communities and included in such fees to support recycling programs, household hazardous waste collections, citizen education, and similar initiatives. The cost competitiveness of waste-to-energy facilities also depends on the prices at which the facility can sell the energy it generates. Another factor affecting the demand for new waste-to-energy projects was a 1994 United States Supreme Court decision invalidating state and local laws and regulations mandating that waste generated within a given jurisdiction be taken to a designated facility. Waste-to-energy facilities also compete with other disposal technologies such as mixed solid-waste composting. Mixed waste composting is not a proven technology, and Ogden believes that it has not been applied successfully to date in a large scale facility.

  Mass-burn waste-to-energy systems compete with various refuse-derived fuel ("RDF") systems in which MSW is preprocessed to remove various non-combustibles and is shredded for sizing prior to burning. Ogden believes that the large-scale facilities being contracted for today are primarily mass-burn systems. Although OPI operates four RDF projects, these were all acquired after construction. Other technologies utilized in mass-burn type facilities in the United States include those of Von Roll, W+E, Takuma, Volund, Steinmueller, Deutsche Babcock, O'Connor, and Detroit Stoker.

  There is substantial competition within the waste-to-energy field. Ogden competes with a number of firms, some of which have greater financial resources than Ogden. Some competitors have licenses or similar contractual arrangements for competing technologies in the waste-to-energy field, and a limited number of competitors have their own proprietary technology.

  Competition for projects is intense in all markets in which Projects does business or intends to do business. There are numerous companies in the United States and in several foreign countries that pursue these projects. Many of these companies have more experience, capital and other resources than does Ogden.

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

EMPLOYEE AND LABOR RELATIONS

  As of January 31, 1995, Ogden and its subsidiaries employed approximately 45,000 people.

  Certain employees of Ogden are employed pursuant to collective bargaining agreements with various unions. During 1994 Ogden successfully renegotiated collective bargaining agreements in certain of its business sectors with no strike-related loss of service. Ogden considers relations with its employees to be good and does not anticipate any significant labor disputes in 1995.

ENVIRONMENTAL REGULATORY LAWS

  Ogden's business activities are pervasively regulated pursuant to federal, state, and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state, and local laws, such as RCRA, comprehensively govern the generation, transportation, storage, treatment, and disposal of solid waste, including hazardous waste (such laws and the regulations thereunder, "Environmental Regulatory Laws").

  The Environmental Regulatory Laws and other federal, state, and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") (collectively, "Environmental Remediation Laws"), make Ogden potentially liable on a joint and several basis for any environmental contamination which may be associated with its activities at sites, including landfills, which OPI has owned, operated, or leased or at which there has been disposal of residue or other waste handled or processed by OPI. OPI leases and operates a landfill in Haverhill, Massachusetts, and leases a landfill in Bristol, Connecticut, in connection with its projects at those locations. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some Service Agreements provide for indemnification of the Operating Subsidiaries from some such liabilities.

  The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of any waste-to-energy facility, including: air quality permits, stormwater discharge permits, solid waste facility permits in most cases, and,in many cases, wastewater discharge permits. There can be no assurance that all required permits will be issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third party appeals challenging permit issuance. Failure to meet conditions of these permits or of the Environmental Regulatory Laws and the corresponding regulations can subject an Operating Subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include monetary penalties, and orders requiring certain remedial actions or limiting or prohibiting operation. To date, OPI has not incurred material penalties, been required to incur material capital costs or additional expenses, nor been subjected to material restrictions on its operations as a result of violations of environmental laws, regulations, or permits. Certain of the Environmental Regulatory Laws also authorize suits by private parties for damages and injunctive relief. Repeated unexcused failure to comply with environmental standards may also constitute a default by the Operating Subsidiary under its Service Agreement.

  The Environmental Regulatory Laws and federal and state governmental regulations and policies governing their enforcement are subject to revision. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants or for solid waste or ash handling and disposal. Thus, as new technology is developed and proven, it may be required to be incorporated into new facilities or major modifications to existing facilities. This new technology may often be more expensive than that used previously.

  The Clean Air Act Amendments of 1990 required EPA to promulgate New Source Performance Standards ("NSPS") and Emission Guidelines ("EG") applicable to new and existing municipal waste combustion units for particulate matter (total and fine), opacity (as appropriate), sulfur dioxide, hydrogen chloride, oxides of nitrogen, carbon monoxide, dioxins and dibenzofurans.
The EPA proposed NSPS and EG regulations on September 20, 1994, incorporating all the requirements mandated by the 1990 Amendments. OPI, as well as other individual members of the industry, the industry trade association, affected client communities and their organizations and environmental groups have all submitted extensive comments to EPA on these proposed regulations. EPA is developing the regulations under a court order which requires that they be in their final form by September 1, 1995. Due to the extensive nature of the comments submitted, as well as developments in the Congress which could suspend new regulations, it is not clear at what time nor in what form the final regulations will indeed be published. The form of the proposed rules would require that most of Ogden's existing facilities be retrofitted for control equipment to achieve some or all of the mercury, nitrogen oxide, organics and acid gases emissions limits.

  The NSPS and EG, which OPI believes will be issued in final form in 1995, will require capital improvements or operating changes to most of the facilities operated by Ogden. The exact timing and cost of such modifications cannot be stated definitively because State regulations embodying these have generally not been finally adopted. The costs to meet new rules for existing facilities owned by Client Communities will be borne by the Client Communities. For projects owned or leased by Ogden and operated under a Service Agreement, the Client Community has the obligation to fund such capital improvements, to which Ogden must make an equity contribution, generally 20%. Such equity contributions are likely to range, in total for all such facilities, from $9 million to $15 million. With respect to a project owned by Ogden and not operated pursuant to a Service Agreement, such capital improvements may cost between $8 million and $15 million. Ogden believes that most costs incurred to meet EG and operating permit requirements at facilities it operates may be recovered from Client Communities and other users of its facilities through increased tipping fees permitted under applicable contracts.

  The Clean Air Act also requires each state to implement a state implementation plan that outlines how areas out of compliance with federally-established national ambient air quality standards will be returned to compliance. The state plans must include an operating permit program. Most states are now in the process of implementing these requirements. The state implementation plans and the operating permits to be issued under them may place new requirements on waste-to-energy facilities. Under federal law, the new operating permits may have a term of up to 12 years after issuance or renewal, subject to review every 5 years.

  The Environmental Remediation Laws prohibit disposal of hazardous waste other than in small, household-generated quantities at Ogden's municipal solid waste facilities. The Service Agreements recognize the potential for improper deliveries of hazardous wastes and specify procedures for dealing with hazardous waste that is delivered to a facility. Although certain Service Agreements require the Operating Subsidiary to be responsible for some costs related to hazardous waste deliveries, to date, no Operating Subsidiary has incurred material hazardous waste disposal costs.

PUBLIC UTILITY REGULATORY POLICIES ACT

  Ogden's business is subject to the provisions of the federal Public Utility Regulatory Policies Act ("PURPA"). Pursuant to PURPA, the Federal Energy Regulatory Commission ("FERC") has promulgated regulations that exempt qualifying facilities (facilities meeting certain size, fuel and ownership requirements) from compliance with certain provisions of the Federal Power Act, the Public Utility Holding Company Act of 1935, and, except under certain limited circumstances, state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was promulgated in 1978 to encourage the development of cogeneration facilities and small facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to qualifying facilities from the Federal Power Act and the Public Utility Holding Company Act of 1935 and most aspects of state electric utility regulation are of great importance to OPI and its competitors in the waste-to-energy industry.

  State public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from Ogden's projects. PURPA requires that electric utilities purchase electric energy produced by qualifying facilities at negotiated rates or at a price equal to the incremental or "avoided" cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. While public utilities are not required by PURPA to enter into long-term contracts, PURPA creates a regulatory environment in which such contracts can typically be negotiated.

  In January and February, 1995, the FERC issued two orders in which it modified its previous interpretation of PURPA and held that state laws and regulatory orders directing utilities to purchase electricity from qualifying facilities at rates in excess of the utility's projected avoided costs were preempted by PURPA and that contracts providing for such above-avoided cost rates were void. Such laws and regulations have been used in the past by states to encourage the development of environmentally beneficial facilities such as waste-to-energy facilities. The FERC stated in both orders that it intends to apply its reinterpretation of PURPA only on a prospective basis and that it will not entertain requests by utilities to invalidate power sales agreements entered into pursuant to such state laws and regulatory orders unless the purchasing utility raised the issue of the legality of the rate at the time of contract execution. Ogden does not believe any of the power sales agreements related to its waste-to-energy facilities is subject to challenge based on the prospective nature of the orders. However, numerous petitions have been filed with the FERC seeking rehearing of its January, 1995 order, including by electric utilities challenging the prospective nature of the relief granted by the FERC. Ogden cannot predict the ultimate outcome of these proceedings or whether any of the agreements for the sale of electricity from its facilities will be affected thereby.

FLOW CONTROL

  Many states have mandated local and regional solid waste planning, and require that new solid waste facilities may be constructed only in conformity with these plans. State laws may authorize the planning agency to require that waste generated within its jurisdiction be brought to a designated facility, which may help that facility become economically viable but preclude the development of other facilities in that jurisdiction. Such ordinances are sometimes referred to as legal flow control. In 1994, the United States Supreme Court ruled that the flow control ordinance of Clarkstown, New York was unconstitutional as a local regulation of interstate commerce that is unauthorized by Congress and therefore violative of the United States Constitution. The Court's decision has been applied by other courts to invalidate or question other similar laws and ordinances.

  Ogden does not believe this decision would materially impact Ogden's existing facilities or its ability to develop new ones. This view is based on a number of considerations. Most of the contracts pursuant to which Ogden provides disposal services require the Client Community to deliver stated minimum quantities of waste on a put-or-pay basis. Furthermore, only a few of the Client Communities served by Ogden relied solely on legal flow control to provide waste to Ogden's facilities, a factor influenced in part by past difficulties in enforcing legal flow control ordinances. Although some municipalities may experience temporary difficulties in meeting delivery commitments as they address required changes in their waste disposal plans, such difficulties should not be long-lived as indicated by the experience of municipalities served by OPI which adopted alternative measures. Ogden believes that there are other methods for providing incentives to use integrated waste systems incorporating waste to energy that do not entail legal flow control, which incentives should not be affected by the Court's decision. These include mandating that charges for utilization of the system be maintained at competitive levels and that revenue shortfalls be funded from tax revenues or special assessments on residents. This type of incentive will be utilized at the facility being constructed and which will be operated by Ogden in Montgomery County, Maryland.

  Congressional action authorizing flow control was brought at the end of the 1994 Congressional session, but passage was defeated on the last day of the session by a single vote. Legislation is again pending in the current session of Congress.

  Furthermore, in most of the municipalities where OPI provides services, information available to Ogden indicates that the cost to the Client Community of waste to energy is competitive with alternative disposal facilities, and therefore Ogden's facilities should be able to compete for waste economically. As indicated, however, certain additional waste disposal services are financed by the Client Community's increasing the cost for disposal at waste-to-energy facilities, and these services may have to be paid for by other mechanisms.

  In addition, state laws have been enacted in some jurisdictions that may also restrict the intrastate and interstate movement of solid waste. Restrictions on importation of waste from other states have generally been voided by Federal courts as invalid restrictions on interstate commerce. Bills proposed in past sessions of Congress would authorize such designations and restrictions. Bills of this nature have been introduced in the current session of Congress.

ASH RESIDUE

  In 1994, the United States Supreme Court held that municipal solid waste ash residue having hazardous characteristics is subject to RCRA's provisions for management as a hazardous waste relating to transportation, disposal and treatment downstream of the point of generation. No ash residue from a fully operational facility operated by Ogden has been characterized as hazardous under the present or past EPA prescribed test procedures and such ash residue is currently disposed of in permitted landfills as non-hazardous waste. In certain states, ash residue from certain waste-to-energy facilities of other vendors or communities has, on occasion, been found to have hazardous characteristics under these test procedures. The Supreme Court's ruling has not had a significant impact on Ogden's business. Following that decision and related EPA actions made adjustments to its operations and, as required by EPA guidance, did tests that show that the ash residue leaving its facilities is not hazardous.

  The trade association of which Ogden is a member, Ogden and other industry members have filed an action against the EPA in federal court challenging certain actions taken by EPA since the Court's ruling which could require some waste-to-energy facilities to obtain permits under RCRA in connection with the conditioning of ash. Ogden believes that pending EPA rulings will resolve this issue so that such permitting is not required at its facilities. However, a conclusion must await final agency action.

OTHER MATTERS

  In October, 1992, Congress enacted, and the President signed into law, comprehensive energy legislation, several provisions of which are intended to foster the development of competitive, efficient bulk power generation markets throughout the country. Although the impact of the legislation cannot be fully known because Federal and State regulatory agencies are still engaged in the process of developing policies and promulgating implementing regulations, OPI believes that, over the long term, the legislation will create business opportunities both in the waste-to-energy field as well as in other power generation fields.

Item 2.   PROPERTIES

  (a)  Services

  The principal physical properties of Services are the fueling installations at various airports in the United States and Canada and the corporate premises located at Two Pennsylvania Plaza, New York, New York 10121 under lease, which expires on April 30, 2008 and which contains an option by Ogden to renew for an additional five years.

  Atlantic Design Company's corporate offices are located in Charlotte, North Carolina. Atlantic Design owns a 51,000 square foot operating facility on
3.5 acres of land in Vestal, New York. Atlantic Design also leases operating facilities at various locations in Florida, New Jersey and New York. The leases range from a term of one year to as long as ten years.

  Ogden Services Corporation, through wholly-owned subsidiaries, owns and leases buildings in various areas in the United States and several foreign countries which house office, laboratory and warehousing operations. The leases range from a month-to-month term to as long as five years.

  The Aviation in-flight food service operation facilities, aggregating approximately 600,000 square feet, are leased, except at Newark, New Jersey; Miami, Florida; and Las Vegas, Nevada, which are owned.

  Entertainment owns and operates Fairmount Park racetrack, which conducts thoroughbred and harness racing on a 150-acre site with a long-term lease expiring in 2017 located in Collinsville, Illinois, eight miles from downtown St. Louis. Entertainment also owns a 148-acre site located at East St. Louis, Illinois.

  Ogden Abatement and Decontamination Services owns a 12,000 square-foot warehouse and office facility located in Long Island City, New York.

  Technology leases most of its facilities, consisting almost entirely of office space. This includes an 11-year lease which began in 1986 for its headquarters facility in Fairfax, Virginia, for approximately 119,000 square feet as well as office space in other locations throughout the United States under lease terms of five years or less.

  Environmental's headquarters is located in Fairfax, Virginia, where Environmental currently occupies approximately 27,000 square feet of space in the headquarters building of ERC International, Inc. ("ERCI"), a wholly-owned subsidiary of Ogden. Environmental's lease payments include the cost of certain services and allocations which are shared with ERCI. Environmental has agreed to continue to occupy and sublease from ERCI not less than 24,000 square feet of space in the building for the remainder of the lease term expiring in 1997.

  Environmental also leases an aggregate of approximately 347,000 square feet of office and laboratory space in 40 separate locations in 17 states in the United States. These leases are generally short term in nature, with terms which range from five to ten years or less and include (i) the headquarters office described above, (ii) office and laboratory space in Nashville and Oak Ridge, Tennessee; San Diego, California; Pensacola, Florida; and Phoenix, Arizona, and (iii) laboratory office space owned in Fort Collins, Colorado. In addition to its Fairfax, Virginia headquarters, Environmental maintains regional headquarters in San Diego, California and Nashville, Tennessee.

  Many of the other Services segment facilities operate from leased premises located principally within the United States.

  (b)  Projects

  OPI's principal executive offices are located in Fairfield, New Jersey, in an office building located on a 5.4-acre site owned by OPI.

  The following table summarizes certain information relating to the locations of the properties owned or leased by OPI or its subsidiaries as of January 31, 1995<F1>.

                        Approx.
                        Site
                        Size
Location                in Acres Site Use         Nature of Interest

Fairfield, New Jersey      5.4   Office space     Own
Marion County, Oregon     15.2   Waste-to-energy  Own <F2>
Alexandria/Arlington,            facility
  Virginia                 3.3   Waste-to-energy  Acquiring the Alexandria
                                 factility        Authority's and the
                                                  Arlington Authority's
                                                  interest under Site lease
                                                  (expires Oct. 1, 2025)
                                                  pursuant to Conditional
                                                  Sale Agreement

Bristol, Connecticut      18.2   Waste-to-energy  Own <F2>
                                 facility
Bristol, Connecticut      35.0   Landfill         Site lease(expires Jul.
                                                  1, 2014)

Indianapolis, Indiana     23.5   Waste-to-energy  Site lease (expires Dec.,
                                 facility         2008 subject to four 5-
                                                  year renewal options)<F2>

Stanislaus County,        16.5   Waste-to-energy  Site lease (expires Aug.
California                       facility         20, 2021 subject to 15-
                                                  year renewal option) <F2>

Babylon, New York          9.5   Waste-to-energy  Site lease (expires Dec.
                                 facility         19, 2010, with renewal
                                                  options)

Haverhill, Massachusetts  12.7   Waste-to-energy  Site lease (expires Mar.
                                 facility         16, 1997, subject to
                                                  sixteen 5-year renewal
                                                  options) <F2>

Haverhill, Massachusetts  16.8   RDF processing   Site lease (expires Mar.
                                 facility         16, 1997, subject to
                                                  sixteen 5-year renewal
                                                  options) <F2>

Haverhill, Massachusetts  20.2   Landfill         Site lease (expires Mar.
                                                  16, 1997, subject to
                                                  sixteen 5-year renewal
                                                  options) <F2>

Lawrence, Massachusetts   11.8   RDF power plant  Own <F2>
Lake County, Florida      15.0   Waste-to-energy  Own <F2>
                                 facility
Wallingford, Connecticut  10.3   Waste-to-energy  Site lease (expires Dec.
                                 facility         1, 2026) <F2>

Fairfax County, Virginia  22.9   Waste-to-energy  Acquiring Fairfax
                                 facility         Authority's interest
                                                  under Site Lease (expires
                                                  Mar. 10, 2016) pursuant
                                                  to Conditional Sale
                                                  Agreement

Imperial County,          83.0   Undeveloped      Own
California                       land

Montgomery County         35.0   Waste-to-energy  Site lease (expires Nov.
                                 facility         16, 2030) <F2>

Huntington, New York      13.0   Waste-to-energy  Site lease (expires Oct.
                                 facility         28, 2012, subject to
                                                  successive renewal terms
                                                  through Jan. 28, 2029)
                                                  <F2>

Warren County,            19.8   Waste-to-energy  Site lease (expires Nov.
New Jersey                       facility         16, 2005 subject to two
                                                  ten-year renewals) <F2>

Hennepin County,          14.6   Waste-to-energy  Leases of site and
Minnesota                        facility         facility (expires Oct. 1,
                                                  2017 subject to renewal
                                                  options to December 20,
                                                  2024) <F2><F3>

Stockton, California       4.5   Contaminated     Site lease (expired
                                 soil remediation remediation February 1,
                                 facility         1994)
                                 (discontinued)

Tulsa, Oklahoma           22.0   Waste-to-energy  Leases of site and
                                 facility         facility (expires April
                                                  30, 2012 subject to
                                                  renewal options to August
                                                  2, 2026) <F2><F3>

Harris County, Texas      14.0   Undeveloped      Own
                                 land

Onondaga, New York        12.0   Facility site    Site lease expires
                                                  contemporaneously with
                                                  service agreement,
                                                  subject to renewal
                                                  options to May 9, 2020
                                                  <F2>

NOTES:

<F1> Two Facilities not listed in the table were initially owned by political subdivisions and were sold to a leveraged lessor. The leverage lessor entered into lease agreements with the respective Operating subsidiaries as accommodation leases. All of the lease obligations, including the obligation to pay rent, are passed through to the client communities.

<F2> The Operating Subsidiary's ownership or leasehold interest is subject to material liens in connection with the financing of the related project.

<F3> Sublease of site expires contemporaneously with facility lease.

Item 3.   LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

(a)       Legal Proceedings

     The Company is a party to various legal proceedings involving matters arising in the ordinary course of business. The Company does not believe that there are any pending legal proceedings for damages against the Company, including the legal proceeding described below, the outcome of which would have a material adverse effect on the Company on a consolidated basis.

     In December 1993 and January 1994, individuals who had been shareholders of American Envirotech, Inc. ("AEI"), a company which in 1992 had been acquired in a merger by a subsidiary of the Company, sued the Company and several of its subsidiaries in state courts in Fort Worth and Houston, Texas. The plaintiffs claim that AEI's termination of its project development in 1993 breached the merger agreement, and that in connection with the termination the Company and its subsidiaries breached fiduciary duties and committed fraud. The Fort Worth plaintiffs seek damages in an unspecified amount. The Houston plaintiffs seek $37 million in actual damages as well as significant punitive damages. Both cases are in pre-trial proceedings. On March 2, 1995, the Fort Worth court indicated that it would grant plaintiffs' summary judgement motion, and find that the defendants breached the contract.

     The Company believes that AEI properly terminated its contract in accordance with its terms, that it acted at all times fairly and in compliance with its obligations; and, based on the advice of counsel, that it has meritorious defenses. The Company also believes, based on the advice of counsel, that questions of fact exist and therefore, the Fort Worth court erred in granting summary judgment. The Company intends to take whatever actions are necessary, at the appropriate time, to overcome the impact of the summary judgment ruling, and if it is successful all issues will be tried by a jury. Otherwise the case will be tried as to non-contractual claims and damages only. The Company believes that plaintiffs have not been damaged because the project could not have been completed on a successful basis, and under the merger agreement payments to the plaintiffs were contingent upon successful financing and profitable operations. The Company will vigorously defend these lawsuits and pursue all appropriate appeal rights, if necessary. No assurances can be given as to the ultimate outcome of either case.

(b)  Environmental Matters

  Ogden conducts regular inquiries of its subsidiaries regarding litigation and environmental violations which include determining the nature, amount and likelihood of liability for any such claims, potential claims or threatened litigation.

  In the ordinary course of its business, subsidiaries of Ogden may become involved in Federal, state, and local proceedings relating to the laws regulating the discharge of materials into the environment and the protection of the environment. These include proceedings for the issuance, amendment, or renewal of the licenses and permits pursuant to which the subsidiary operates. Such proceedings also include actions brought by individuals or local governmental authorities seeking to overrule governmental decisions on matters relating to the subsidiaries' operations in which the subsidiary may be, but is not necessarily, a party. Most proceedings brought against an Ogden subsidiary by governmental authorities or private parties under these laws relate to alleged technical violations of regulations, licenses, or permits pursuant to which the subsidiary operates. Ogden believes that such proceedings will not have a material adverse effect on Ogden and its subsidiaries on a consolidated basis.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders of Ogden during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF OGDEN

  Set forth below are the names, ages, position and office, and year appointed, of all "executive officers" (as defined by Rule 3b-7 of the Securities Exchange Act of 1934) of Ogden as of March 31, 1995:

                                                              CONTINUALLY
                                                               AN OGDEN
                           POSITIONS &             AGE AS OF    OFFICER
NAME                       OFFICE HELD              3/31/95      SINCE
===========================================================================

Ralph E. Ablon             Chairman of                 78        1962
                           the Board

R. Richard Ablon           President &                 45        1987
                           Chief Executive
                           Officer

                                                              CONTINUALLY
                                                               AN OGDEN
                           POSITIONS &             AGE AS OF    OFFICER
NAME                       OFFICE HELD              3/31/95      SINCE
===========================================================================

Constantine G.Caras        Executive Vice              56        1991
                           President & Chief
                           Administrative Officer

Scott G. Mackin            President & Chief           38        1992
                           Operating Officer,
                           Ogden Projects, Inc.,
                           a wholly-owned
                           subsidiary of Ogden

Philip G. Husby            Senior Vice                 48        1991
                           President, Treasurer &
                           Chief Financial Officer

Lynde H. Coit              Senior Vice                 40        1991
                           President & General
                           Counsel

David L. Hahn              Senior Vice President       43        1995

Rodrigo Arboleda           Senior Vice President       54        1995

Robert M. DiGia            Vice President,             70        1965
                           Controller & Chief
                           Accounting Officer

Nancy R. Christal          Vice President-             36        1992
                           Investor Relations

Kathleen Ritch             Vice President &            52        1981
                           Secretary

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

  Except as set forth below, the foregoing table lists the principal occupation and employment of the named individual and the position or similar position that he/she has held since January 1, 1990:

  Ralph E. Ablon has been Chairman of the Board of Ogden since 1962 and served as its Chief Executive Officer prior to May 1990.

  R. Richard Ablon has been President and Chief Executive Officer of Ogden since May 1990. From January, 1987 to May 1990, he was President and Chief Operating Officer, Operating Services, Ogden. Mr. Ablon has served as Chairman of the Board and Chief Executive Officer of Ogden Projects, Inc., since November 1990.

  Constantine G. Caras has been Executive Vice President and Chief Administrative Officer since July 1990. Since September 1986 he has served as Executive Vice President of Ogden Services Corporation.

  Scott G. Mackin has been considered an Executive Officer of Ogden since 1992. He has been President and Chief Operating Officer of Ogden Projects, Inc. since January 1991. From November 1990 to January 1991, he was Co-President, Co-Chief Operating Officer, General Counsel and Secretary at Ogden Projects, Inc. Between 1987 and 1990 Mr. Mackin served in various executive capacities of Ogden Projects, Inc.

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

  David L. Hahn was elected Senior Vice President of Ogden in January 1995. He has served as Vice President-Marketing of Ogden Services Corporation for more than the past five years.

  Rodrigo Arboleda was elected Senior Vice President of Ogden in January 1995. Since 1992, he has served as Senior Vice President-Business Development for Latin America of Ogden Services Corporation. From 1989 to 1992 he owned and served as the President and Chief Executive Officer of Interamerican Consulting Group, Inc., a consulting firm located in Miami, Florida specializing in management, financing, and restructuring of troubled companies.

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

                                  Part II

Item 5.   MARKET FOR OGDEN'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Page 49 of Ogden's 1994 Annual Report to Shareholders.

  As of March 1, 1995, the approximate number of Ogden common stock Shareholders was 12,700.

Item 6.   SELECTED FINANCIAL DATA

  Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Page 26 of Ogden's 1994 Annual Report to Shareholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Pages 24 and 25 of Ogden's 1994 Annual Report to Shareholders.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Pages 26 through 46 and Page 49 of Ogden's 1994 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                 PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF OGDEN

  Pursuant to General Instruction G (3), the information regarding directors called for by this item is hereby incorporated by reference from Ogden's 1995 Proxy Statement to be filed with the Securities and Exchange Commission.


Item 11.  EXECUTIVE COMPENSATION

  Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 1995 Proxy Statement to be filed with the Securities and Exchange Commission. The information regarding officers called for by this item is included at the end of Part I of this document under the heading "Executive Officers of Ogden."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 1995 Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 1995 Proxy statement to be filed with the Securities and Exchange Commission.

                        Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)     Listed below are the documents filed as a part of this report:

  1). All financial statements contained on pages 27 through 46 and the Independent Auditors' Report on page 47 of Ogden's 1994 Annual Report to Shareholders are incorporated herein by reference.

  2).     Financial statement schedules as follows:

     (i) Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1994, 1993 and 1992.

  3).     Those exhibits required to be filed by Item 601 of Regulation S-K:

                       EXHIBITS

  2.0 Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

     2.1 Agreement and Plan of Merger, dated as of October 31, 1989, among Ogden, ERCI Acquisition Corporation and ERC International, Inc.*

     2.2 Agreement and Plan of Merger among Ogden Corporation, ERC International, Inc., ERC Acquisition Corporation and ERC Environmental and Energy Services Co., Inc., dated as of January 17, 1991.*

     2.3 Amended and Restated Agreement and Plan of Merger among Ogden Corporation, OPI Acquisition Corp. and Ogden Projects, Inc., dated as of September 27, 1994.*

  3.0     Articles of Incorporation and By-laws.

     3.1  Ogden's Restated Certificate of Incorporation as amended.*

     3.2  Ogden's By-Laws, as amended through March 17, 1994.*

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

  10.0    Material Contracts

     10.1 Credit Agreement by and among Ogden, The Bank of New York, as Agent and the signatory bank Lenders thereto dated as of September 20, 1993.*

     10.2 Stock Purchase Agreement, dated May 31, 1988, between Ogden and Ogden Projects, Inc.*

     10.3 Tax Sharing Agreement, dated January 1, 1989, between Ogden, Ogden Projects, Inc. and subsidiaries, Ogden Allied Services, Inc. an subsidiaries, and Ogden Financial Services, Inc. and subsidiaries.*

     10.4 Stock Purchase Option Agreement, dated June 14, 1989, between Ogden and Ogden Projects, Inc. as amended on November 16, 1989.*

     10.5 Preferred Stock Purchase Agreement, dated July 7, 1989, between Ogden Financial Services, Inc. and Image Data Corporation.*

     10.6 Rights Agreement between Ogden Corporation and Manufacturers Hanover Trust Company, dated as of September 20, 1990.*

     10.7 Executive Compensation Plans and Arrangements

          (a)  Ogden Corporation 1986 Stock Option Plan.*

          (b)  Ogden Corporation 1990 Stock Option Plan.*
               (i) Ogden Corporation 1990 Stock Option Plan as Amended and Restated as of January 19, 1994.*

          (c)  Ogden Services Corporation Executive Pension Plan.*

          (d)  Ogden Services Corporation Select Savings Plan.*
               (i) Ogden Services Corporation Select Savings Plan Amendment and Restatement as of January 1, 1995. Transmitted herewith as Exhibit 10.7 (d)(i).

          (e)  Ogden Services Corporation Select Savings Plan
               Trust.*
               (i) Ogden Services Corporation Select Savings Plan Trust Amendment and Restatement dated as of January 1, 1995. Transmitted herewith as Exhibit 10.7 (e)(i).

          (f)  Ogden Services Corporation Executive Pension Plan Trust.*

          (g) Changes effected to the Ogden Profit Sharing Plan effective January 1, 1990.*

          (h) Employment Letter Agreement between Ogden and Lynde H. Coit dated January 30, 1990.*

          (i)  Employment Agreement between Ogden and R.
               Richard Ablon dated as of May 24, 1990.*
               (i)  Letter Amendment Employment Agreement between Ogden and
                    R. Richard Ablon dated as of October 11, 1990.*

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

          (k) Employment Agreement between Ogden and Philip G. Husby as of July 2, 1990.*


          (l) Termination Letter Agreement between Maria P. Monet and Ogden dated as of October 22, 1990.*

          (m) Letter Agreement between Ogden Corporation and Ogden's Chairman of the Board, dated as of January 16, 1992.*

          (n) Employment Agreement between Ogden and Ogden's Chief Accounting Officer dated as of December 18, 1991.*

          (o) Employment Agreement between Scott G. Mackin and Ogden Projects, Inc. dated as of January 1, 1994.*

          (p)  Ogden Corporation Profit Sharing Plan.*

               (i) Ogden Profit Sharing Plan as amended and restated January 1, 1991 and as in effect through January 1, 1993.*

               (ii) Ogden Profit Sharing Plan as amended and restated
                    effective as of January 1, 1995. Transmitted herewith as
                    Exhibit 10.7 (p)(ii).

          (q)  Ogden Corporation Core Executive Benefit Program.*

          (r)  Ogden Projects Pension Plan.*

          (s)  Ogden Projects Profit Sharing Plan.*

          (t)  Ogden Projects Supplemental Pension and Profit Sharing Plans.*

          (u)  Ogden Projects Employee's Stock Option Plan.*
               (i) Amendment, dated as of December 29, 1994 to the Ogden Projects Employees' Stock Option Plan. Transmitted herewith as Exhibit 10.7 (u)(i).

          (v)  Ogden Projects Core Executive Benefit Program.*

          (w) Form of amendments to the Ogden Projects, Inc. Pension Plan and Profit Sharing Plans effective as of January 1, 1994.*

               (i) Form of Amended Ogden Projects, Inc. Profit Sharing Plan, effective as of January 1, 1994. Transmitted herewith as
                    Exhibit 10.7 (w)(i).

               (ii) Form of Amended Ogden Projects, Inc. Pension Plan,
                    effective as of January 1, 1994. Transmitted herewith as
                    Exhibit 10.7 (w)(ii).

     10.8 First Amended and Restated Ogden Corporation Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Mission Funding Zeta and Pitney Bowes Credit Corporation.*

     10.9 Ogden Corporation Guaranty Agreement as of January 30, 1992 by Ogden Corporation for the benefit of Allstate Insurance Company and Ogden Martin Systems of Huntington Resource Recovery Nine Corporation.*

     11 Ogden Corporation and Subsidiaries Detail of Computation of Earnings Applicable to Common Stock for the years ended December 31, 1994, 1993 and 1992. Transmitted herewith as
               Exhibit 11.

     13 Those portions of the Annual Report to Stockholders for the year ended December 31, 1994, which are incorporated herein by reference. Transmitted herewith as Exhibit 13.

     21        Subsidiaries of Ogden.  Transmitted herewith as Exhibit 21.

     23        Consent of Deloitte & Touche LLP.  Transmitted herewith as
               Exhibit 23.

     27 Financial Data Schedule (EDGAR Filing Only). Transmitted herewith as Exhibit 27.

     * Incorporated by reference as set forth in the Exhibit Index of this Annual Report on Form 10-K.

     (b) No Reports on Form 8-K were filed by Ogden during the fourth quarter of 1994. However, on January 3, 1995 Ogden filed a Form 8-K Current Report pursuant to the merger transaction resulting in Ogden Projects, Inc. becoming a wholly-owned subsidiary of Ogden effective December 29, 1994.

                                SIGNATURES

  Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OGDEN CORPORATION

Date: March 16, 1995                    By /S/ R. Richard Ablon
                                        R. Richard Ablon
                                        President and Chief
                                        Executive Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


  SIGNATURE                             TITLE


/S/ Ralph E. Ablon            Chairman of the Board & Director
RALPH E. ABLON

/S/ R. Richard Ablon          President & Chief Executive Officer
R. RICHARD ABLON              and Director

/S/ Philip G. Husby           Senior Vice President, Treasurer and
PHILIP G. HUSBY               Chief Financial Officer

/S/ Robert M. DiGia           Vice President, Controller and Chief
ROBERT M. DIGIA               Accounting Officer

/S/ David M. Abshire          Director
DAVID M. ABSHIRE

/S/ Norman G. Einspruch       Director
NORMAN G. EINSPRUCH

/S/ Constantine G. Caras      Director
CONSTANTINE G. CARAS

/S/ Attallah Kappas           Director
ATTALLAH KAPPAS





                                    (i)

/S/ Terry Allen Kramer        Director
TERRY ALLEN KRAMER

/S/ Maria P. Monet            Director
MARIA P. MONET

/S/ Judith D. Moyers          Director
JUDITH D. MOYERS

/S/ Homer A. Neal             Director
HOMER A. NEAL

/S/ Stanford S. Penner        Director
STANFORD S. PENNER

/S/ Jesus Sainz               Director
JESUS SAINZ

/S/ Frederick Seitz           Director
FREDERICK SEITZ

/S/ Robert E. Smith           Director
ROBERT E. SMITH

/S/ Helmut F. O. Volcker      Director
HELMUT F.O. VOLCKER

/S/ Abraham Zaleznik          Director
ABRAHAM ZALEZNIK























                                   (ii)

INDEPENDENT AUDITORS' REPORT



Ogden Corporation:


We have audited the consolidated financial statements of Ogden Corporation and subsidiaries as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 3, 1995, which report includes an explanatory paragraph relating to the adoption of Statements of Financial Accounting Standards No. 106, 109, 112, and 115; such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Ogden Corporation and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP

New York, New York
February 3, 1995

                                                                                                                       SCHEDULE II
                                                  OGDEN CORPORATION AND SUBSIDIARIES
                                                  VALUATION AND QUALIFYING ACCOUNTS

                                                  FOR THE YEAR ENDED DECEMBER 31, 1994
          COLUMN A                           COLUMN B                     COLUMN C                    COLUMN D          COLUMN E
                                                                         ADDITIONS

                                             BALANCE AT          CHARGED TO                                             BALANCE AT
                                             BEGINNING           COSTS AND       CHARGED TO                               END OF
         DESCRIPTION                         OF PERIOD           EXPENSES      OTHER ACCOUNTS        DEDUCTIONS           PERIOD

Allowances deducted in the balance sheet from the assets to which they apply:

Doubtful receivables - current               $25,547,000        $ 5,869,000   $10,241,000 <F1>   $ 9,047,000 <F4>      $32,783,000
                                                                                   31,000 <F2>
                                                                                  142,000 <F3>

Deferred charges on projects                     750,000          5,650,000     1,350,000 <F2>       750,000 <F5>        7,000,000

TOTAL                                        $26,297,000        $11,519,000   $11,764,000        $ 9,797,000           $39,783,000

Allowances not deducted:

Provision for consolidation of facilities    $ 4,720,000                                         $ 1,320,000 <F7>      $ 3,400,000

Estimated cost of disposal of discontinued
operations                                     1,008,000                      $ 1,485,000 <F6>     1,548,000 <F8>          945,000

Reserves relating to tax indemnification
and other contingencies in connection
with the sale of limited partnership
interests in and related tax benefits of
a waste-to-energy facilty                                       $ 6,000,000                                              6,000,000

Other                                          1,477,000          3,500,000    (1,350,000) <F2>       23,000 <F7>        3,604,000

  TOTAL                                      $ 7,205,000        $ 9,500,000   $   135,000        $ 2,891,000           $13,949,000

Notes:
<F1> Reserve for contract billing adjustments.
<F2> Transfer from other accounts.
<F3> Recoveries of amounts previously written off.
<F4> Write-offs of receivables considered uncollectible.
<F5> Write-offs of unsuccessful development costs.
<F6> Net proceeds from operations and sale of assets relating to discontinued
     operations.
<F7> Payments charged to allowances.
<F8> Gain from on-site remediation business utilizing mobile technology.

                                                                                                                       SCHEDULE II

                                                  OGDEN CORPORATION AND SUBSIDIARIES
                                                  VALUATION AND QUALIFYING ACCOUNTS

                                                  FOR THE YEAR ENDED DECEMBER 31, 1993
          COLUMN A                           COLUMN B                     COLUMN C                    COLUMN D          COLUMN E
                                                                         ADDITIONS

                                             BALANCE AT          CHARGED TO                                             BALANCE AT
                                             BEGINNING           COSTS AND       CHARGED TO                               END OF
         DESCRIPTION                         OF PERIOD           EXPENSES      OTHER ACCOUNTS        DEDUCTIONS           PERIOD

Allowances deducted in the balance sheet from the assets to which they apply:


Doubtful receivables - current               $19,730,000         $7,682,000    $4,073,000 <F1>   $ 6,034,000 <F4>      $25,547,000
                                                                                  119,000 <F2>        94,000 <F5>
                                                                                   71,000 <F3>

Deferred charges on projects                     750,000                                                                   750,000

 TOTAL                                       $20,480,000         $7,682,000    $4,263,000        $ 6,128,000           $26,297,000


Allowances not deducted:

Provision for consolidation of facilities    $ 6,040,000                                         $ 1,320,000 <F7>      $ 4,720,000

Estimated cost of disposal of discontinued
operations                                     7,620,000         $1,706,000    $4,061,000 <F6>     12,379,000 <F8>       1,008,000
Other                                            285,000          1,350,000                          158,000 <F7>        1,477,000

  TOTAL                                      $13,945,000         $3,056,000    $4,061,000        $13,857,000           $ 7,205,000


Notes:
<F1> Reserve for contract billing adjustments.
<F2> Transfer from other accounts.
<F3> Recoveries of amounts previously written off.
<F4> Write-offs of receivables considered uncollectible.
<F5> Transfer to other accounts.
<F6> Net proceeds from on-site remediation utilizing mobile technology
     $3,853,000 and reclassification of liabilities pertaining to fixed-site hazardous waste business $208,000.
<F7> Payments charged to allowances.
<F8> Gain from on-site remediation business utilizing mobile technology.

                                                                                                                       SCHEDULE II

                                                  OGDEN CORPORATION AND SUBSIDIARIES
                                                  VALUATION AND QUALIFYING ACCOUNTS

                                                  FOR THE YEAR ENDED DECEMBER 31, 1992
          COLUMN A                           COLUMN B                     COLUMN C                    COLUMN D          COLUMN E
                                                                         ADDITIONS

                                             BALANCE AT          CHARGED TO                                             BALANCE AT
                                             BEGINNING           COSTS AND       CHARGED TO                               END OF
         DESCRIPTION                         OF PERIOD           EXPENSES      OTHER ACCOUNTS        DEDUCTIONS           PERIOD

Allowances deducted in the balance
sheet from the assets to which they
apply:


Doubtful receivables - current               $15,498,000         $3,279,000    $4,121,000 <F1>     $ 5,027,000 <F4>    $19,730,000
                                                                                1,841,000 <F2>
                                                                                   18,000 <F3>

Deferred charges on projects                   6,500,000                                             5,750,000 <F5>        750,000

  TOTAL                                      $21,998,000         $3,279,000    $5,980,000          $10,777,000         $20,480,000


Allowances not deducted:

Provision for consolidation of facilities    $ 7,360,000                                           $ 1,320,000 <F1>    $ 6,040,000


Estimated cost of disposal of discontinued
operations                                     7,090,000                       $  530,000 <F6>                           7,620,000

Other                                          1,225,000                                               940,000 <F7>        285,000

  TOTAL                                      $15,675,000                       $  530,000          $ 2,260,000         $13,945,000


Notes:
<F1> Reserve for contract billing adjustment.
<F2> Transfer from other accounts.
<F3> Recoveries of amounts previously written off.
<F4> Write-offs of receivables considered uncollectible.
<F5> Write-offs of unsuccessful development efforts.
<F6> Net proceeds from discontinued operations.
<F7> Payments charged to allowances.