Form 10-Q
period 1995-03-31
OGDEN CORP
filed 1995-05-09
CIK 73902

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 1995


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

Yes  X         No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995; 48,810,002 shares of Common Stock, $.50 par value per share.
                     PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                              FOR THE THREE MONTHS ENDED
                                                        MARCH 31,

                                                       1995         1994
                                              (In Thousands of dollars,
                                               except per share data)

Service revenues                                   $376,308     $329,603
Net sales                                           103,227       98,780
Construction revenue                                 23,979       50,936
  Total revenues                                    503,514      479,319

Operating costs and expenses                        303,478      259,411
Costs of goods sold                                  92,986       85,545
Construction costs                                   19,294       46,417
Selling, administrative and general
expenses                                             36,480       31,052
Debt service charges                                 26,148       25,203
  Total costs and expenses                          478,386      447,628

Consolidated operating income                        25,128       31,691
Interest income                                       3,911        2,381
Interest expense                                     (7,051)      (4,901)
Other income (deductions)-net                          (372)        (144)

Income before income taxes and
minority interests                                   21,616       29,027
Less:  income taxes                                   9,511       11,901
       minority interests                              (187)       1,798

Income before cumulative effect of
change in accounting principle                       12,292       15,328
Cumulative effect of change in accounting
principle (net of income taxes of $1,100)                         (1,520)
Net income                                         $ 12,292     $ 13,808

EARNINGS (LOSS) PER COMMON SHARE:
Income before cumulative effect of
change in accounting principle                     $    .25     $    .35
Cumulative effect of change in
accounting principle                                               ( .03)
 Total                                             $    .25     $    .32

EARNINGS (LOSS) PER COMMON SHARE-ASSUMING
FULL DILUTION:
Income before cumulative effect of
change in accounting principle                     $    .25     $    .34
Cumulative effect of change in
accounting principle                                               ( .03)
 Total                                             $    .25     $    .31

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS





                                               MARCH 31,    DECEMBER 31,
                                                1995           1994
                                            (In Thousands of Dollars)
ASSETS

Current Assets:
Cash and cash equivalents                   $    110,652   $  117,359
Marketable securities available for sale          49,191       86,676
Restricted funds held in trust                   111,197      104,700
Receivables (less allowances: 1995,
$36,962 and 1994, $32,783)                       584,515      585,959
Deferred income taxes                             26,603       26,451
Other                                             75,722       74,752
  Total current assets                           957,880      995,897
Property, plant and equipment-net              1,882,423    1,884,774
Restricted funds held in trust                   207,943      203,244
Unbilled service and other receivables           183,394      171,441
Unamortized contract acquisition costs           131,450      133,172
Goodwill and other intangible assets             112,251      100,416
Other assets                                     155,105      155,942

Total Assets                                $  3,630,446   $3,644,886


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt            $     3,961   $    3,483
Current portion of project debt                   46,647       45,279
Dividends payable                                 15,293       13,637
Accounts payable                                  90,282       93,362
Federal income taxes payable                       3,242       10,141
Accrued expenses, etc.                           336,003      346,997
  Total current liabilities                      495,428      512,899
Long-term debt                                   331,763      304,393
Project debt                                   1,574,568    1,593,988
Deferred income taxes                            280,829      281,065
Other liabilities                                193,788      196,305
Minority interest                                  9,770       10,768
Convertible subordinated debentures              148,650      148,650
  Total liabilities                            3,034,796    3,048,068

Shareholders' Equity                             595,650      596,818

Total Liabilities and Shareholders' Equity   $ 3,630,446   $3,644,886

OGDEN CORPORATION AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS' EQUITY





                                                 MARCH 31,     DECEMBER 31,
                                                   1995           1994
                                                  (In Thousands of Dollars)

Serial Cumulative Convertible Preferred
Stock, par value $1.00 per share;
authorized, 4,000,000 shares:
shares outstanding: 52,000 in 1995,
54,000 in 1994                                  $      52      $      54
Common Stock, par value $.50 per share;
authorized, 80,000,000 shares:
shares outstanding: 48,810,000 in
1995, 48,777,000 in 1994                           24,405         24,388
Capital Surplus                                   194,924        194,496
Earned Surplus                                    378,864        381,864
Cumulative Translation Adjustment-Net                (692)        (1,399)
Pension Liability Adjustment                         (441)          (441)
Net Unrealized Loss on Securities Available
  For Sale                                         (1,462)        (2,144)

Total                                           $ 595,650      $ 596,818

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                                      1995          1994
                                                 (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                      $  37,800   $  46,797
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                              (364)    (18,512)
Other assets                                          (20,649)    (11,513)
Increase (Decrease) in Liabilities:
Accounts payable                                       (6,458)     (6,293)
Accrued expenses                                        1,521      10,798
Other liabilities                                     (17,914)     21,773

 Net cash provided by (used in) operating
  activities                                           (6,064)     43,050

CASH FLOWS FROM INVESTING ACTIVITIES
Entities purchased, net of cash acquired              (14,149)
Proceeds from sale of marketable securities
 available for sale                                    54,740       7,437
Purchase of marketable securities available
 for sale                                             (17,708)     (4,683)
Proceeds from sale of business                                     12,516
Proceeds from sale of property, plant and equipment       507         458
Investments in waste-to-energy facilities             (11,447)    (19,074)
Other capital expenditures                            (12,618)    (11,226)
Decrease (increase) in other receivables               (5,190)        435
Other                                                                  79

 Net cash used in investing activities                 (5,865)    (14,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other new debt                                         28,105       1,460
Decrease in funds held in trust                         4,153      28,243
Payment of debt                                       (13,358)     (8,478)
Dividends paid                                        (13,636)    (13,640)
Other                                                     (42)        466

 Net cash provided by financing activities              5,222       8,051

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            (6,707)     37,043
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD           117,359     109,097

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 110,652   $ 146,140

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

The accompanying financial statements have been reclassified as to certain amounts to conform with the 1995 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS:

Operations:

Revenues for the first three months of 1995 were $24,200,000 higher than the comparable period of 1994, primarily reflecting increased revenues of $22,100,000 in Technology Services primarily due to the acquisition of Applied Data Technology Inc. in January 1995 and increased customer activity in the Atlantic Design group; $14,400,000 in Aviation Services, reflecting the acquisition in late 1994 of four airline catering kitchens in the Canary and Balearic Islands, and in the first quarter of 1995 an airline cargo operation at Heathrow Airport in the United Kingdom as well as the start up of ground services operations in Brazil; $7,400,000 in Waste-to-Energy Services revenues primarily reflecting the full commercial operation of the Union County facility, which was in start-up operations during the first quarter of 1994, revenues generated at the Lee County and Onondaga facilities, which commenced commercial operations in December 1994 and March 1995, respectively, and $8,100,000 in Independent Power Services primarily due to the acquisition of Second Imperial Geothermal Company (SIGC), a geothermal power plant, in the fourth quarter of 1994. These increases were partially offset by a decrease of $27,000,000 in construction revenues due primarily to the Union County and Lee County facilities being completed in May and December 1994, respectively, and from reduced activity at the Montgomery County facility as the project nears completion.

Consolidated operating income for the first three months of 1995 was $6,600,000 lower than the comparable period of 1994, primarily due to reduced income of $2,700,000 in Entertainment Services chiefly associated with the late start of the hockey season and the baseball spring training season and the start up of overseas operations; $2,700,000 in Aviation Services reflecting lower margins in the inflight catering group and a loss on the devaluation of the Mexican Peso; $900,000 in waste-to-energy services income (service revenues less operating costs and debt service charges) primarily due to additional maintenance work at the Detroit, Michigan, and at the Haverhill, Massachusetts, facilities, resulting from the planned turbine outage during the 1995 period, which were partially offset by increases from the full commercial operations of the Union County, New Jersey, Lee County, Florida, and Onondaga, New York, facilities. Selling, administra- tive, and general expenses for the first three months of 1995 were $5,400,000 higher than the comparable period of 1994, primarily reflecting selling, administrative and general expenses of companies acquired in transactions accounted for as purchases during the period April 1, 1994 through March 31, 1995, and increased overhead costs and marketing efforts related to international markets for both the Projects and Services segments. Debt service charges relating to the waste-to-energy operations were relatively flat in the first quarter of 1995 as compared to the same period in 1994. Debt service charges relating to Independent Power operations increased $1,174,000 reflecting the debt assumed as part of the SIGC acquisition. Two interest rate swap agreements entered into as hedges against interest rate exposure on two series of adjustable rate project debt resulted in lower interest expense of $15,000 in the first quarter of 1995 and additional interest expense of $600,000 in the first quarter of 1994.

Interest income from the first three months of 1995 was $1,500,000 higher than the comparable period of 1994, primarily reflecting interest earned on loans made in the second half of 1994 and higher interest rates on earnings from investments. Interest expense for 1995 was $2,200,000 higher than the comparable period of 1994 chiefly associated with higher interest rates on variable rate debt, higher borrowings and a net reduction of $1,100,000 in income received on two interest rate swap agreements covering notional amounts of $100,000,000 each. One swap agreement expired in March 1994. The other swap agreement expires on December 16, 1998. These swap agreements were entered into in order to convert Ogden's fixed rate $100,000,000 9.25% debentures to variable rate debt. During the first three months of 1995, Ogden paid $200,000 on the remaining swap and in the first three months of 1994 received $900,000 of income on the two swaps.

The effective income tax rate for the three months ended March 31, 1995 was 44% compared to a 41% rate for the comparable period of 1994. This increase of 3% in the tax rate is due primarily to reduced investment tax credits, higher foreign tax rates and certain non-deductible foreign losses.

Net cash flow from operations for the first three months of 1995 was $49,100,000 lower than the comparable period of 1994 primarily due to a reduction of $25,000,000 in billings in excess of costs on uncompleted construction contracts due to drawndown and payment schedules; a $12,000,000 increase in foreign investments, advances and joint ventures, and the payment of Federal alternative minimum taxes of $11,000,000.
Capital Investments, Commitments and Liquidity:
During the first three months of 1995, capital investments amounted to $24,000,000 of which $11,400,000, inclusive of restricted funds transferred from funds held in trust, was for waste-to-energy operations and $12,600,000 was for normal replacement and growth in Services, Projects and for Corporate equipment. At March 31, 1995, capital commitments amounted to $55,300,000, which includes commitments for equity investments (over and above restricted funds provided by revenue bonds issued by municipalities) of $2,200,000 for waste-to-energy facilities and $53,100,000 for normal replacement, modernization, and growth in Services' and Projects' operations.

Ogden and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy, entertainment, and other facilities. In the normal course of business, they are involved in legal proceedings in which damages and other remedies are sought. Management does not expect that these contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business will have a material adverse effect on Ogden's Consolidated Financial Statements.

During 1994, a subsidiary of the Corporation entered into a 30-year facility management contract pursuant to which it has agreed to advance funds to a customer, if necessary and only upon satisfactory completion of construction of the facility, to assist refinancing senior secured debt incurred in connection with construction of the facility. Such refinancing requirements are not expected to exceed $75,000,000 at maturity of the senior secured debt, which is expected to be on or about March 1, 2001. Ogden continues as guarantor of surety bonds and letters of credit totaling approximately $19,200,000 on behalf of International Terminal Operating Co. Inc. and guaranteed borrowings of certain customers amounting to approximately $20,300,000. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

Projects' waste-to-energy facilities are financed to a large degree by revenue bonds issued by the municipalities for facility construction. Other capital commitments and payments, if any, required by guarantees, are expected to be satisfied from cash flow from operations; available funds, including short-term investments; and the Corporation's unused credit facilities to the extent needed. At March 31, 1995, the Corporation had $159,800,000 in cash, cash equivalents, and marketable securities and unused revolving credit lines of $144,200,000.

                                              Three Months Ended March 31,
Information Concerning Business Segments         1995           1994
                                               (In Thousands of Dollars)

Revenues:
Services:
Aviation Services                            $105,756       $ 91,324
Entertainment Services                         51,116         54,698
Environmental Services                         33,497         30,908
Technology Services                            66,132         44,042
Facility Management Services                   89,357         88,061
Other Services                                  1,976          3,463

Total Services                                347,834        312,496

Projects:
Waste-to-Energy                               116,432        109,059
Independent Power                              14,926          6,828
Water and Wastewater                              343
Construction Activities                        23,979         50,936

Total Projects                                155,680        166,823

Total Revenues                               $503,514       $479,319

Income from Operations:
Services                                     $ 11,546       $ 15,815
Projects                                       16,189         18,383

Total Income from Operations                   27,735         34,198

Corporate unallocated expenses - net           (2,979)        (2,651)
Corporate interest - net                       (3,140)        (2,520)

Income Before Income Taxes and
 Minority Interests                          $ 21,616       $ 29,027

                        PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     (a) The Company is a party to various legal proceedings involving matters arising in the ordinary course of business. The Company does not believe that there are any pending legal proceedings for damages against the Company, including the legal proceeding described below, the outcome of which would have a material adverse effect on the Company on a consolidated basis.

          In December 1993 and January 1994, individuals who had been shareholders of American Envirotech, Inc. ("AEI"), a company which in 1992 had been acquired in a merger by a subsidiary of the Company, sued the Company and several of its subsidiaries in state courts in Fort Worth and Houston, Texas. The plaintiffs claim that AEI's termination of its project development in 1993 breached the merger agreement, and that in connection with the termination the Company and its subsidiaries breached fiduciary duties and committed fraud. The Fort Worth plaintiffs seek $37 million in actual damages as well as significant punitive damages. Both cases are in pre-trial proceedings. On March 2, 1995, the Forth Worth court indicated that it would grant plaintiffs' summary judgment motion, and find that the defendants breached the contract.

          The Company believes that AEI properly terminated its contract in accordance with its terms, that it acted at all times fairly and in compliance with its obligations; and, based on the advice of counsel, that it has meritorious defenses. The Company also believes, based on the advice of counsel, that questions of fact exist and therefore, the Forth Worth court erred in granting summary judgement. The Company intends to take whatever actions are necessary, at the appropriate time, to overcome the impact of the summary judgment ruling, and if it is successful all issues will be tried by a jury. Otherwise the case will be tried as to noncontractual claims and damages only. The Company believes that plaintiffs have not been damaged because the project could not have been completed on a successful basis, and under the merger agreement payments to the plaintiffs were contingent upon successful financing and profitable operations. The Company will vigorously defend these lawsuits and pursue all appropriate appeal rights, if necessary. No assurances can be given as to the ultimate outcome of either case. (See Item 3.(a) Legal Proceedings of Ogden's Form 10-K for the fiscal year ended December 31, 1994)

     (b) In the ordinary course of its business, Ogden's subsidiaries ("Ogden Subsidiaries") become involved in federal, state, and local proceedings relating to the laws regulating the discharge of materials into the environment and the protection of the environment. These include proceedings for the issuance, amendment, or renewal of the licenses and permits pursuant to which Ogden Subsidiaries operate. Such proceedings also include actions brought by individuals or local governmental authorities seeking to overrule governmental decisions on matters relating to Ogden Subsidiaries' operations in which Ogden Subsidiaries may be, but are not necessarily, a party. Most proceedings brought against Ogden Subsidiaries by governmental authorities under these laws relate to alleged technical violations of regulations, licenses, or permits pursuant to which Ogden subsidiaries operate. At March 31, 1995, Ogden Subsidiaries were involved in such proceedings in which Ogden believes sanctions involved may exceed $100,000 in the aggregate. Ogden believes that such proceedings will not have a material adverse effect on its business. (See Item 3.(a) Legal Proceedings of Ogden's Form 10-K for the fiscal year ended December 31, 1994)


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               2    Plan of Acquisition, Reorganization
                    Arrangement, Liquidation or Succession.

               2.1 Agreement and Plan of Merger, dated as of October 31, 1989, among Ogden, ERCI
                    Acquisition Corporation and ERC International, Inc.*

               2.2 Agreement and Plan of Merger among Ogden Corporation, ERC International Inc., ERC Acquisition Corporation and ERC Environmental and Energy Services Co., Inc. dated as of January 17, 1991.*

               2.3 Amended and Restated Agreement and Plan of Merger among Ogden Corporation, OPI
                    Acquisition Corporation sub. and Ogden Projects, Inc., dated as of September 27, 1994.*

               3    Articles of Incorporation and By-Laws.

               3.1 Ogden's Restated Certificate of Incorporation as amended.*
               3.2  Ogden's By-Laws, as amended through March 17, 1994.*

               4    Instruments Defining Rights of Security Holders.

               4.1 Fiscal Agency Agreement between Ogden and Bankers Trust Company, dated as of June 1, 1987 and Offering Memorandum dated June 12, 1987, relating to U.S. $85 million Ogden 6% Convertible Subordinated Debentures, Due 2002.*

               4.2 Fiscal Agency Agreement between Ogden and Bankers Trust Company, dated as of October 15, 1987, and Offering Memorandum, dated October 15, 1987, relating to U.S. $75 million Ogden 5-3/4% Convertible Subordinated Debentures, Due 2002.*

               4.3 Indenture dated as of March 1, 1992 from Ogden Corporation to The Bank of New York, Trustee, relating to Ogden's $100 million debt offering.*

               10   Material Contracts

               10.1 Credit Agreement by and among Ogden, The Bank of New
                    York, as Agent and the signatory Lenders thereto dated as of September 20, 1993.*

               10.2 Stock Purchase Agreement dated May 31, 1988, between
                    Ogden and Ogden Projects, Inc.*

               10.3 Tax Sharing Agreement, dated January 1, 1989 between
                    Ogden, Ogden Projects, Inc. and subsidiaries and Ogden Financial Services, Inc. and subsidiaries.*

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

               10.7 Executive Compensation Plans and Agreements:

                    (a)  Ogden Corporation 1986 Stock Option Plan.*

                    (b)  Ogden Corporation 1990 Stock Option Plan.*

                         (i) Ogden Corporation 1990 Stock Option Plan as Amended and Restated as of January 19, 1994.*

                    (c)  Ogden Services Corporation Executive Pension
                         Plan.*

                    (d)  Ogden Services Corporation Select Savings Plan.*

                         (i) Ogden Services Corporation Select Savings Plan Amendment and Restatement as of January 1, 1995.*

                    (e)  Ogden Services Corporation Select Savings Plan
                         Trust.*

                         (i) Ogden Services Corporation Select Savings Plan Trust Amendment and Restatement as of January 1, 1995.*

                    (f)  Ogden Services Corporation Executive Pension Plan
                         Trust.*

                    (g) Changes effected to the Ogden Profit Sharing Plan effective January 1, 1990.*

                    (h) Employment Letter Agreement between Ogden and an executive officer dated January 30, 1990.*

                    (i) Employment Agreement between R. Richard Ablon and Ogden dated as of May 24, 1990.*

                         (i) Letter Amendment to Employment Agreement between Ogden Corporation and R. Richard Ablon, dated as of October 11, 1991.*

                    (j) Employment Agreement between Ogden and C.G. Caras dated as of July 2, 1990.*

                         (i) Letter Amendment to Employment Agreement between Ogden Corporation and C.G. Caras, dated as of October 11, 1990.*

                    (k) Employment Agreement between Ogden and Philip G. Husby, dated as of July 2, 1990.*

                    (l) Termination Letter Agreement between Maria P. Monet and Ogden dated as of October 22, 1990.*

                    (m) Letter Agreement between Ogden Corporation and Ogden's Chairman of the Board, dated as of January 16, 1992.*

                    (n) Employment Agreement between Ogden Corporation and Ogden's Chief Accounting Officer dated as of December 18, 1991.*

                    (o) Employment Agreement between Scott G. Mackin and Ogden Projects, Inc. dated as of January 1, 1994.*

                    (p)  Ogden Corporation Profit Sharing Plan.*

                         (i) Ogden Profit Sharing Plan as amended and restated January 1, 1991 and as in effect through January 1, 1993.*

                         (ii) Ogden Profit Sharing Plan as amended and
                              restated effective as of January 1, 1995.*

                    (q)  Ogden Corporation Core Executive Benefit Program.*

                    (r)  Ogden Projects Pension Plan.*

                    (s)  Ogden Projects Profit Sharing Plan.*

                    (t) Ogden Projects Supplemental Pension and Profit Sharing Plans.*

                    (u)  Ogden Projects Employees' Stock Option Plan.*

                         (i) Amendment dated as of December 29, 1994, to the Ogden Projects Employees' Stock Option Plan.*

                    (v)  Ogden Projects Core Executive Benefit Program.*

                    (w)  Ogden Corporation CEO Formula Bonus Plan.*

                    (x) Form of amendments to the Ogden Projects, Inc. Pension Plan and Profit Sharing Plans effective as of January 1, 1994.*

                         (i) Form of amended Ogden Projects Profit Sharing Plan effective as of January 1, 1994 and incorporated herein by reference.*

                         (ii) Form of amended Ogden Projects Pension Plan,
                              effective as of January 1, 1994 and
                              incorporated herein by reference.*

                    10.8 First Amended and Restated Ogden Corporation
                         Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Mission Funding Zeta and Pitney Bowes Credit Corporation.*

                    10.9 Ogden Corporation Guaranty Agreement made as of
                         January 30, 1992 by Ogden Corporation for the benefit of Allstate Insurance Company and Ogden Martin Systems of Huntington Resource Recovery Nine Corp.*

                    11 Detail of Computation of Earnings applicable to Common Stock.

                    27   Financial Data Schedule (EDGAR Filing Only).

* Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.

     (b) Reports on Form 8-K -- on January 3, 1995 Ogden filed a Form 8-K Current Report pursuant to the completion of its merger transaction resulting in Ogden Projects, Inc. becoming a wholly-owned subsidiary of Ogden effective December 29, 1994.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


                                   OGDEN CORPORATION
                                   (Registrant)


Date:  May 9, 1995                 By:  /S/ Philip G. Husby
                                        Philip G. Husby
                                        Senior Vice President and
                                        Chief Financial Officer


Date:  May 9, 1995                 By:  /S/ Robert M. DiGia
                                        Robert M. DiGia
                                        Vice President,
                                        Controller and Chief
                                        Accounting Officer