Form 10-Q
period 1995-06-30
OGDEN CORP
filed 1995-08-10
CIK 73902

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 1995


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

Yes  X         No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995; 48,860,434 shares of Common Stock, $.50 par value per share.

                                  PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                        FOR THE SIX MONTHS       FOR THE THREE MONTHS
                                               ENDED                   ENDED
                                              JUNE 30,                JUNE 30,
                                         1995        1994        1995         1994
                                      (In Thousands of Dollars, Except per Share Data)

Service revenues                       $ 762,455    $ 679,159    $386,147   $349,556
Net sales                                238,951      215,701     135,724    116,921
Construction revenues                     41,355      112,177      17,376     61,241
   Total revenues                      1,042,761    1,007,037     539,247    527,718
Operating costs and expenses             623,362      528,801     319,884    269,390
Costs of goods sold                      216,853      188,846     123,867    103,301
Construction costs                        31,251      103,776      11,957     57,359
Selling, administrative and
general expenses                          70,616       66,019      34,136     34,967
Debt service charges                      55,531       50,236      29,383     25,033

   Total costs and expenses              997,613      937,678     519,227    490,050

Consolidated operating income             45,148       69,359      20,020     37,668
Interest income                            7,342        4,791       3,431      2,410
Interest expense                         (14,544)     (10,834)     (7,493)    (5,933)
Other income (deductions)-net                116         (153)        488         (9)

Income before income taxes
and minority interests                    38,062       63,163      16,446     34,136
Less: income taxes                        16,747       25,897       7,236     13,996
      minority interests                  (1,259)       4,298      (1,072)     2,500

Income before cumulative effect
of change in accounting principle         22,574       32,968      10,282     17,640
Cumulative effect of change in
accounting principle (net of
income taxes of $1,100)                                (1,520)

Net income                              $ 22,574    $  31,448    $ 10,282   $ 17,640

EARNINGS (LOSS) PER COMMON SHARE:
Income before cumulative effect
of change in accounting principle       $    .46    $     .75    $    .21   $    .40
Cumulative effect of change in
accounting principle                                     (.03)

   Total                                $    .46    $     .72    $    .21   $    .40

EARNINGS (LOSS) PER COMMON
SHARE-ASSUMING FULL DILUTION:
Income before cumulative effect
of change in accounting principle       $    .46     $    .74    $    .21   $    .40
Cumulative effect of change in
accounting principle                                     (.03)

   Total                                $    .46     $    .71    $    .21   $    .40

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                 JUNE 30,     DECEMBER 31,
                                                   1995           1994
                                               (In Thousands of Dollars)

ASSETS
Current Assets:
Cash and cash equivalents                    $   110,913      $   117,359
Marketable securities available for sale          17,224           86,676
Restricted funds held in trust                   107,808          104,700
Receivables (less allowances: 1995,
$43,132 and 1994, $32,783)                       555,448          572,039
Deferred income taxes                             26,603           26,451
Other                                             95,692           88,672
  Total current assets                           913,688          995,897
Property, plant and equipment-net              1,889,273        1,884,774
Restricted funds held in trust                   213,680          203,244
Unbilled service and other receivables           180,551          171,441
Unamortized contract acquisition costs           149,272          133,172
Goodwill and other intangible assets             112,364          100,416
Other assets                                     152,650          155,942
  Total assets                               $ 3,611,478      $ 3,644,886


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt            $     4,369      $     3,483
Current portion of project debt                   50,917           45,279
Dividends payable                                 15,267           13,637
Accounts payable                                  95,167           93,362
Federal income taxes payable                                       10,141
Accrued expenses                                 328,863          346,997
  Total current liabilities                      494,583          512,899
Long-term debt                                   320,816          304,393
Project debt                                   1,568,869        1,593,988
Deferred income taxes                            280,590          281,065
Other liabilities                                196,705          196,305
Minority interest                                 10,374           10,768
Convertible subordinated debentures              148,650          148,650
  Total liabilities                            3,020,587        3,048,068

SHAREHOLDERS' EQUITY                             590,891          596,818

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 3,611,478      $ 3,644,886

  OGDEN CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                 JUNE 30,     DECEMBER 31,
                                                   1995          1994
                                                (In Thousands of Dollars)


   Serial Cumulative Convertible Preferred
   Stock, par value $1.00 per share;
   authorized, 4,000,000 shares:
   shares outstanding: 51,000 in 1995,
   54,000 in 1994                                $      51     $      54
   Common Stock, par value $.50 per share;
   authorized, 80,000,000 shares:
   shares outstanding: 48,860,000 in
   1995, 48,777,000 in 1994                         24,430        24,388
   Capital Surplus                                 195,653       194,496
   Earned Surplus                                  373,841       381,864
   Cumulative Translation Adjustment-Net            (1,264)       (1,399)
   Pension Liability Adjustment                       (441)         (441)
   Net Unrealized Loss on Securities Available
    For Sale                                        (1,379)       (2,144)

   TOTAL SHAREHOLDERS' EQUITY                    $ 590,891     $ 596,818

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                  FOR THE SIX MONTHS ENDED
                                                           JUNE 30
                                                     1995        1994
                                                  (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                     $  88,830    $ 103,960
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                           10,033      (21,842)
Other assets                                         (33,817)     (29,035)
Increase (Decrease) in Liabilities:
Accounts payable                                     (11,302)      (3,606)
Accrued expenses                                     (12,036)       6,927
Other liabilities                                    (30,031)      30,749
 Net cash provided by operating
  activities                                          11,677       87,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Entities purchased, net of cash acquired             (16,934)      (4,768)
Proceeds from sale of marketable securities
 available for sale                                   87,964       21,211
Purchase of marketable securities available
 for sale                                            (19,107)     (31,161)
Proceeds from sale of business                                     12,516
Proceeds from sale of property, plant and equipment    1,537          957
Investments in waste-to-energy facilities            (19,139)     (45,963)
Other capital expenditures                           (29,337)     (20,970)
Decrease (increase) in non-current receivables           324       (9,780)
Other                                                                 163

 Net cash provided by (used in) investing
  activities                                           5,308      (77,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other new debt                                        15,431        1,875
Decrease in funds held in trust                        1,809       30,383
Payment of debt                                      (14,321)      (9,589)
Dividends paid                                       (28,967)     (27,293)
Other                                                  2,617           35

 Net cash used by financing activities               (23,431)      (4,589)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           (6,446)       4,769

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     117,359      109,097

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 110,913    $ 113,866

               OGDEN CORPORATION AND SUBSIDIARIES
                          June 30, 1995


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:

Operations:

Revenues for the first six months of 1995 were $35,700,000 higher than the comparable period of 1994 primarily due to increased revenues of $47,600,000 in Aviation Services, reflecting the acquisition in 1995 of four airline catering kitchens in the Canary and Baleric Islands, an air range and pilot training systems company, and an airline cargo operation in the U.K. in late 1994, as well as the start up of ground service operations in Brazil; $21,000,000 in Technology Services primarily due to increased customer activity and new contracts in the Atlantic Design group; $16,500,000 in Independent Power Services reflecting the acquisition of Second Imperial Geothermal Company
(SIGC), a geothermal power plant, in the fourth quarter of 1994; $13,500,000 in Waste-to-Energy Services chiefly associated with the commencement of full commercial operations of the Union County facility which was in start-up operations during the first quarter of 1994, revenues generated at the Lee County and Onondaga facilities, which commenced commercial operations in December 1994 and March 1995, respectively; and $5,600,000 in Facility Management Services reflecting new accounts and increased customer activity. These increases were partially offset by a decrease of $70,800,000 in construction revenues due primarily to completion of the Union County and Lee County facilities in May and December 1994, respectively, and from reduced construction activity at the Montgomery County facility as that project nears completion.

Consolidated operating income for the first six months of 1995 was $24,200,000 lower than the comparable period of 1994 primarily due to a charge of $17,100,000 taken by a unit of Technology Services, Ogden Communications, Inc. ("OCI"). This charge includes the write-off of receivables and related costs recorded in connection with a project for the assembly and installation of telecommunications equipment, as well as a reduction in the carrying value of other inventory acquired by this unit. Following a review of this unit, Ogden management concluded that contracts and other documentation did not provide a basis for recovering the full value of amounts related to the telecommunications project and that the full value of the other inventory acquired by this unit would not be realized.
Activities of this unit have been curtailed. Additionally, Entertainment Services income was $4,600,000 lower chiefly associated with lower income from the Ottawa Palladium, the late start of the hockey and baseball spring training seasons, and lower attendance at sporting events; Environmental Services income was $2,000,000 lower chiefly associated with reduced activity in the laboratory analysis group; and Waste-to-Energy Services income (service revenues less operating costs and debt service charges) was $3,800,000 lower primarily due to planned turbine outages at the Detroit and Haverhill facilities, and lower margins at the Union County facility which was in a start-up phase in 1994 which produced higher margins, which were partially offset by the full commercial operation of the Lee County and Onondaga facilities. These decreases were partially offset by increased construction income of $1,700,000 on the Montgomery County and the Detroit facilities; and $1,100,000 in the Independent Power group primarily due to the acquisition of SIGC in December 1994. Selling, administrative and general expenses for the six months ended June 30, 1995 were $4,600,000 higher than the comparable period of 1994 chiefly associated with expenses of companies acquired in transactions accounted for as purchases during the period July 1, 1994 through June 30, 1995 and increased overhead costs and marketing efforts related to international markets for both the Projects and Services segments. Debt service charges for the six months ended June 30, 1995 increased $5,300,000 over the comparable period of 1994 reflecting primarily an increase of $3,000,000 due to the Onondaga facility being in full commercial operation during 1995 and $2,300,000 reflecting the project debt assumed as part of the SIGC acquisition. Two interest rate swap agreements entered into as hedges against interest rate exposure on two series of adjustable rate project debt resulted in lower debt service charges of $165,000 in the first six months of 1995 and additional debt service charges of $1,000,000 in the comparable period of 1994.

Interest income for the first six months of 1995 was $2,600,000 higher than the comparable period of 1994 primarily reflecting interest earned on loans made in the second half of 1994. Interest expense for the first six months of 1995 was $3,700,000 higher than the comparable period of 1994, chiefly associated with higher interest rates on variable rate debt, higher borrowings, and a net reduction of $1,400,000 in income received on two interest rate swap agreements covering notional amounts of $100,000,000 each. One swap agreement expired in March 1994.
The other swap agreement expires on December 16, 1998. These swap agreements were entered into in order to convert Ogden's fixed rate $100,000,000 9.25% debentures into variable rate debt. During the first six months of 1995, Ogden paid $400,000 on the remaining swap while in the first six months of 1994 Ogden received $1,000,000 on the two swaps.

The effective income tax rate for the six months ended June 30, 1995 was 44% compared to a 41% rate for the comparable period of 1994. This increase of 3% in the tax rate is due primarily to reduced investment tax credits, higher foreign tax rates and certain non-deductible foreign losses.

Net cash flow provided by operating activities for the first six months of 1995 was $75,500,000 lower than the comparable period of 1994 primarily due to a net reduction in liabilities of $37,000,000 in connection with decreased Waste-to-Energy construction activities; $18,000,000 for payments of Federal alternative minimum taxes; $9,600,000 for the after tax charge in connection with OCI, discussed above, and $12,000,000 in deferred costs relating to overseas projects being developed.

Revenues for the three months ended June 30, 1995 were $11,500,000 higher than the comparable period of 1994, primarily reflecting increased revenues of $26,100,000 in Aviation Services chiefly associated with the operations of companies acquired in late 1994 and the early part of 1995 as well as the start-up of operations in Brazil and increased activity in European operations; $5,900,000 in Technology Services primarily associated with increased activity in the Atlantic Design and Systems Engineering groups; $8,400,000 in Independent Power Services primarily due to the acquisition of SIGC in the fourth quarter of 1994; $6,200,000 in Waste-to-Energy Services primarily reflecting revenues generated at the Lee County and Onondaga facilities, which commenced commercial operations in December 1994 and March 1995, respectively; $5,100,000 in Enter-tainment Services primarily reflecting new contracts at Wrigley Field and the Target Center partially offset by reduced customer activity at other sports venues; $4,300,000 in Facility Management Services primarily due to new contracts and increased
customer activity.   These increases were partially offset by a
decrease of $43,900,000 in construction revenues due primarily to the Lee County facility being completed in December 1994 and from reduced activity at the Montgomery County facility as that project nears completion.

Consolidated operating income for three months ended June 30, 1995 was $17,600,000 lower than the comparable period of 1994 primarily due to a charge of $17,100,000 taken by OCI, discussed above; $2,900,000 in Waste-to-Energy Services income (service revenues less operating costs and debt service charges) primarily due to lower margins at the Union County facility which was in a start-up phase in 1994 producing higher margins, and reduced margins at the Hartford facility reflecting contract renegotiations; and $1,900,000 in Entertainment Services due primarily to lower income at the Ottawa Palladium, and lower attendance at sporting events. These decreases were partially offset by increased construction income of $1,500,000 on the Montgomery County and the Detroit facilities; $1,500,000 in Aviation Services income primarily due to increased ground services activity in both the United States and Europe, and $1,100,000 in Technology Services income chiefly associated with increased activity at Atlantic Design and the Systems Engineering group. Debt service charges increased $3,200,000 in the second quarter of 1995 as compared to the same period in 1994 reflecting an increase of $2,100,000 due primarily to the Onondaga facility being in full commercial operations during 1995 and $1,100,000 reflecting the project debt assumed as part of the SIGC acquisition. Two interest rate swap agreements entered into as hedges against interest rate exposure on two series of adjustable rate project debt resulted in lower debt service charges of $150,000 in the second quarter of 1995 and additional debt service charges of $400,000 in the second quarter of 1994.

Interest income for the three months ended June 30, 1995 was $1,000,000 higher than the comparable period of 1994 primarily reflecting interest earned on loans made in the second half of 1994. Interest expense for the three months ended June 30, 1995 was $1,600,000 higher than the comparable period of 1994, chiefly associated with higher interest rates on variable rate debt, higher borrowings, and a net reduction of $270,000 in income received on an interest rate swap agreement covering a notional amount of $100,000,000 expiring December 16, 1998. This swap agreement was entered into in order to convert Ogden's fixed rate $100,000,000 9.25% debentures to variable rate debt. During the three months ended June 30, 1995 Ogden paid $170,000 on this swap while in 1994 Ogden received $100,000 of income on the swap.

The effective income tax rate for the three months ended June 30, 1995 was 44% compared to a 41% rate for the comparable period of 1994. This increase of 3% in the tax rate is due primarily to reduced investment tax credits, higher foreign tax rates and certain non-deductible foreign losses.

Capital Investments, Commitments and Liquidity:

During the first six months of 1995, capital investments amounted to $48,400,000 of which $19,100,000, inclusive of restricted funds transferred from funds held in trust, was for waste-to-energy facilities and $29,300,000 was for normal replacement and growth in Services and Projects operations. At June 30, 1995, capital commitments amounted to $53,900,000, which includes commitments for equity investments (over and above restricted funds provided by revenue bonds issued by municipalities) of $100,000 for waste-to-energy facilities and $53,800,000 for normal replacement, modernization, and growth in Services' and Projects' operations.

Ogden and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy, entertainment, and other facilities. In the normal course of business, they are involved in legal proceedings in which damages and other remedies are sought. Management doe not expect that these contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business will have a material adverse effect on Ogden's Consolidated Financial Statements.

During 1994, a subsidiary of the Corporation entered into a 30-year facility management contract pursuant to which it has agreed to advance funds to a customer, if necessary and only upon satisfactory completion of construction of the facility, to assist refinancing senior secured debt incurred in connection with construction of the facility, completion of construction is scheduled for the first quarter of 1996, and such refinancing requirements are not expected to exceed $75,000,000 at maturity of the senior secured debt, which is expected to be on or about March 1, 2001. Ogden continues as guarantor of surety bonds and letters of credit totaling approximately $19,200,000 on behalf of International Terminal Operating Co. Inc. and guaranteed borrowings of certain customers amounting to approximately $22,200,000. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

Projects' waste-to-energy facilities are financed to a large degree by revenue bonds issued by the municipalities for facility construction. Other capital commitments and payments, if any, required by guarantees, are expected to be satisfied from cash flow from operations; available funds, including short-term investments; and the Corporation's unused credit facilities to the extent needed. At June 30, 1995, the Corporation had $128,000,000 in cash, cash equivalents, and marketable securities and unused revolving credit lines of $159,000,000.

                                          Six Months        Three Months
Information Concerning                   Ended June 30,     Ended June 30,
Business Segments                       1995        1994      1995     1994
                                          (In Thousands of Dollars)

Revenues:
Services:
Aviation Services                  $  236,406 $  188,780  $123,580 $ 97,456
Entertainment Services                122,187    120,670    71,071   65,972
Environmental Services                 70,215     66,827    36,718   35,919
Technology Services                   113,671     92,712    54,609   48,670
Facility Management Services          180,888    175,246    91,531   87,185
Other Services                          2,817      6,284       841    2,821

Total Services                        726,184    650,519   378,350  338,023

Projects:
Waste-To-Energy Services              242,384    228,853   125,952  119,794
Independent Power                      32,029     15,488    17,103    8,660
Water and Wastewater                      809                  466

Construction Activities                41,355    112,177    17,376   61,241

Total Projects                        316,577    356,518   160,897  189,695

Total Revenues                     $1,042,761 $1,007,037  $539,247 $527,718

Income From Operations:
Services                           $    9,465 $   30,281  $ (2,081)$ 14,466
Projects                               41,710     44,023    25,521   25,640

Total Income from Operations           51,175     74,304    23,440   40,106


Corporate unallocated expenses-net     (5,911)    (5,098)   (2,932)  (2,447)
Corporate interest-Net                 (7,202)    (6,043)   (4,062)  (3,523)

Income Before Income Taxes and
 Minority Interests                $   38,062 $   63,163  $ 16,446 $ 34,136

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

          In December 1993 and January 1994, individuals who had been shareholders of American Envirotech, Inc. ("AEI"), a company which in 1992 had been acquired in a merger by a subsidiary of the Company, sued the Company and several of its subsidiaries in state courts in Fort Worth and Houston, Texas. The plaintiffs claim that AEI's termination of its project development in 1993 breached the merger agreement, and that in connection with the termination the Company and its subsidiaries breached fiduciary duties and committed fraud. The Fort Worth plaintiffs seek $37 million in actual damages as well as significant punitive damages. Both cases are in pre-trial proceedings. On March 2, 1995, the Forth Worth court indicated that it would grant plaintiffs' summary judgment motion, and find that the defendants breached the contract. In May 1995, the Houston state court abated the action pending there and the Houston plaintiffs filed an application to intervene in the Fort Worth proceeding.

          The Company believes that AEI properly terminated its contract in accordance with its terms, that it acted at all times fairly and in compliance with its obligations; and, based on the advice of counsel, that it has meritorious defenses. The Company also believes, based on the advice of counsel, that questions of fact exist and therefore, the Forth Worth court erred in granting summary judgement. The Company intends to take whatever actions are necessary, at the appropriate time, to overcome the impact of the summary judgment ruling, and if it is successful all issues will be tried by a jury. Otherwise the case will be tried as to noncontractual claims and damages only.
          The Company believes that plaintiffs have not been damaged because the project could not have been completed on a successful basis, and under the merger agreement payments to the plaintiffs were contingent upon successful financing and profitable operations. The Company will vigorously defend these lawsuits and pursue all appropriate appeal rights, if necessary. No assurances can be given as to the ultimate outcome of either case. (See Item 3.(a) Legal Proceedings of the Company's Form 10-K for the fiscal year ended December 31, 1994, and Item 1. Legal Proceedings of the Company's Form 10-Q for the quarter ended March 31,
          1995).

     (b) In the ordinary course of its business, Ogden's subsidiaries ("Ogden Subsidiaries") become involved in federal, state, and local proceedings relating to the laws regulating the discharge of materials into the environment and the protection of the environment. These include proceedings for the issuance, amendment, or renewal of the licenses and permits pursuant to which Ogden Subsidiaries operate. Such proceedings also include actions brought by individuals or local governmental authorities seeking to overrule governmental decisions on matters relating to Ogden Subsidiaries' operations in which Ogden Subsidiaries may be, but are not necessarily a party, and actions commenced by individuals seeking sanctions for alleged violations of permits under the so-called "Citizens Suit" provisions of the environmental laws. Most proceedings brought against Ogden Subsidiaries by governmental authorities under these laws relate to alleged technical violations of regulations, licenses, or permits pursuant to which Ogden subsidiaries operate. At June 30, 1995, Ogden Subsidiaries were involved in such proceedings in which Ogden believes sanctions involved may exceed $100,000 in the aggregate. Ogden believes that such proceedings will not have a material adverse effect on its business.


Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Shareholders of Ogden
               Corporation was held on May 25, 1995.

          (b)  Not Required

          (c) Proposal 1: Election of five directors for a three year term:

                              Number of votes for      Withheld

     R. Richard Ablon         42,514,183               772,653
     Constantine G. Caras     42,525,996               760,840
     Judith D. Moyers         42,565,980               720,856
     Robert E. Smith          42,589,223               697,613
     Abraham Zaleznik         42,536,695               750,141



     3)   Proposal 2: Ratification of the selection of Deloitte &
          Touche LLP as independent public accounts of the corporation and its subsidiaries for the year 1995:

     For            Against        Abstain        Broker Non-Vote

     42,858,182     286,767        141,887             - 0 -

     4) Proposal 3: Stockholder proposal requesting the Board of Directors take the steps necessary to provide that new Directors be elected annually and not by classes:

     For            Against        Abstain        Broker Non-Vote

     14,229,947     21,350,184     1,192,116      6,514,589

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

               3.2  Ogden's By-Laws, as amended through June 30,
                    1995.

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

               10   Material Contracts

               10.1 Credit Agreement by and among Ogden, The Bank
                    of New York, as Agent and the signatory
                    Lenders thereto dated as of September 20, 1993.*

               10.2 Stock Purchase Agreement dated May 31, 1988,
                    between Ogden and Ogden Projects, Inc.*

               10.3 Tax Sharing Agreement, dated January 1, 1989
                    between Ogden, Ogden Projects, Inc. and
                    subsi-diaries and Ogden Financial Services,
                    Inc. and subsidiaries.*

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

               10.7 Executive Compensation Plans and Agreements.

                    (a)  Ogden Corporation 1986 Stock Option
                         Plan.*

                    (b)  Ogden Corporation 1990 Stock Option
                         Plan.*

                         (i)  Ogden Corporation 1990 Stock Option
                              Plan as Amended and Restated as of
                              January 19, 1994.*

                    (c)  Ogden Services Corporation Executive
                         Pension Plan.*

                    (d)  Ogden Services Corporation Select
                         Savings Plan.*

                         (i)  Ogden Services Corporation Select
                              Savings Plan Amendment and Restate-
                              ment as of January 1, 1995.*

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

                    (f)  Ogden Services Corporation Executive
                         Pension Plan Trust.*

                    (g)  Changes effected to the Ogden Profit
                         Sharing Plan effective January 1, 1990.*

                    (h)  Employment Letter Agreement between
                         Ogden and an executive officer dated
                         January 30, 1990.*

                    (i)  Employment Agreement between R. Richard
                         Ablon and Ogden dated as of May 24,
                         1990.*

                         (i)  Letter Amendment to Employment
                              Agree-ment between Ogden
                              Corporation and R. Richard Ablon,
                              dated as of October 11, 1991.*

                    (j)  Employment Agreement between Ogden and
                         C.G. Caras dated as of July 2, 1990.*

                         (i)  Letter Amendment to Employment
                              Agreement between Ogden Corporation
                              and C.G. Caras, dated as of October
                              11, 1990.*

                    (k)  Employment Agreement between Ogden and
                         Philip G. Husby, dated as of July 2,
                         1990.*



                    (l)  Termination Letter Agreement between
                         Maria P. Monet and Ogden dated as of
                         October 22, 1990.*

                    (m)  Letter Agreement between Ogden Cor-
                         poration and Ogden's Chairman of the
                         Board, dated as of January 16, 1992.*


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

                    11 Detail of Computation of Earnings appli-cable to Common Stock.

                    27   Financial Data Schedule (EDGAR Filing
                         Only).

* Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.

     (b) Reports on Form 8-K -- on June 27, 1995 Ogden filed a Form 8-K Current Report pursuant to its announcement on June 21, 1995 that a unit of Ogden will take an after-tax charge in the range of $8 to $10 million, or $.16 to $.20 per share during the second quarter ending June 30, 1995.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


                                   OGDEN CORPORATION
                                   (Registrant)


Date:  August 10, 1995             By: /S/ Philip G. Husby

                                        Philip G. Husby
                                        Senior Vice President and
                                        Chief Financial Officer


Date:  August 10, 1995             By: /S/ Robert M. DiGia
                                        Robert M. DiGia
                                        Vice President,
                                        Controller and Chief
                                        Accounting Officer