Form 10-Q
period 1995-09-30
OGDEN CORP
filed 1995-11-14
CIK 73902

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1995


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

Yes  X         No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995; 48,917,223 shares of Common Stock, $.50 par value per share.
                     PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                        FOR THE NINE MONTHS     FOR THE THREE MONTHS
                                              ENDED                   ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                        1995         1994         1995       1994
                                      (In Thousands of Dollars, Except per Share Data)

Service revenues                      $1,161,955   $1,039,488    $399,500   $360,329
Net sales                                408,637      348,277     169,686    132,576
Construction revenues                     62,958      165,971      21,603     53,794

   Total revenues                      1,633,550    1,553,736     590,789    546,699

Operating costs and expenses             937,443      812,584     314,081    283,783
Costs of goods sold                      374,967      304,322     158,114    115,476
Construction costs                        40,635      152,638       9,384     48,862
Selling, administrative and
general expenses                         104,990      102,134      34,374     36,115
Debt service charges                      83,978       75,315      28,447     25,079

   Total costs and expenses            1,542,013    1,446,993     544,400    509,315

Consolidated operating income             91,537      106,743      46,389     37,384
Interest income                           11,134        8,506       3,792      3,715
Interest expense                         (21,734)     (16,915)     (7,190)    (6,081)
Other income (deductions)-net                 70          610         (46)       763

Income before income taxes
and minority interests                    81,007       98,944      42,945     35,781
Less: income taxes                        35,643       40,567      18,896     14,670
      minority interests                  (1,240)       6,667          19      2,369

Income before cumulative effect
of change in accounting principle         46,604       51,710      24,030     18,742
Cumulative effect of change in
accounting principle (net of
income taxes of $1,100)                                (1,520)

Net income                            $   46,604   $   50,190    $ 24,030   $ 18,742

EARNINGS (LOSS) PER COMMON SHARE:
Income before cumulative effect
of change in accounting principle     $      .95   $     1.18    $    .49   $    .43
Cumulative effect of change in
accounting principle                                     (.03)

   Total                              $      .95   $     1.15    $    .49   $    .43
/TABLE

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                            SEPTEMBER 30,     DECEMBER 31,
                                                    1995             1994
                                              (In Thousands of Dollars)

ASSETS

Current Assets:
Cash and cash equivalents                    $   112,048      $   117,359
Marketable securities available for sale          13,917           86,676
Restricted funds held in trust                   133,586          104,700
Receivables (less allowances: 1995,
$45,886 and 1994, $32,783)                       587,454          572,039
Deferred income taxes                             26,603           26,451
Other                                             80,012           88,672

  Total current assets                           953,620          995,897

Property, plant and equipment-net              1,888,939        1,884,774
Restricted funds held in trust                   208,488          203,244
Unbilled service and other receivables           180,999          171,441
Unamortized contract acquisition costs           145,349          133,172
Goodwill and other intangible assets             113,167          100,416
Other assets                                     186,666          155,942

  Total assets                               $ 3,677,228      $ 3,644,886


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt            $     4,264      $     3,483
Current portion of project debt                   47,537           45,279
Dividends payable                                 15,288           13,637
Accounts payable                                 101,110           93,362
Federal income taxes payable                                       10,141
Accrued expenses                                 340,230          346,997

  Total current liabilities                      508,429          512,899

Long-term debt                                   339,109          304,393
Project debt                                   1,567,525        1,593,988
Deferred income taxes                            291,921          281,065
Other liabilities                                210,740          196,305
Minority interest                                 10,167           10,768
Convertible subordinated debentures              148,650          148,650

  Total liabilities                            3,076,541        3,048,068

SHAREHOLDERS' EQUITY                             600,687          596,818

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 3,677,228      $ 3,644,886
/TABLE

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                             SEPTEMBER 30,  DECEMBER 31,
                                                      1995          1994
                                              (In Thousands of Dollars)

Serial Cumulative Convertible Preferred
Stock, par value $1.00 per share;
authorized, 4,000,000 shares:
shares outstanding: 50,000 in 1995,
54,000 in 1994                                   $      50     $      54
Common Stock, par value $.50 per share;
authorized, 80,000,000 shares:
shares outstanding: 48,917,000 in
1995, 48,777,000 in 1994                            24,459        24,388
Capital Surplus                                    196,588       194,496
Earned Surplus                                     382,542       381,864
Cumulative Translation Adjustment-Net               (2,025)       (1,399)
Pension Liability Adjustment                          (441)         (441)
Net Unrealized Loss on Securities Available
For Sale                                              (486)       (2,144)

TOTAL SHAREHOLDERS' EQUITY                       $ 600,687     $ 596,818

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                 FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                                        1995         1994
                                                 (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                     $ 145,936    $ 163,607
Management of Operating Assets and Liabilities:
Increase in Assets:
Receivables                                          (29,493)     (40,828)
Other assets                                         (34,090)     (46,183)
Increase (Decrease) in Liabilities:
Accounts payable                                      (5,359)       5,931
Accrued expenses                                       7,510       22,590
Other liabilities                                    (11,585)      25,313

 Net cash provided by operating
  activities                                          72,919      130,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Entities purchased, net of cash acquired             (18,219)      (4,768)
Proceeds from sale of marketable securities
 available for sale                                   96,170       57,031
Purchase of marketable securities available
 for sale                                            (24,609)     (62,256)

Proceeds from sale of business                                     12,516
Proceeds from sale of property, plant and equipment    2,952        1,109
Investments in waste-to-energy facilities            (23,875)     (64,275)
Other capital expenditures                           (49,653)     (32,862)
Decrease (increase) in non-current receivables         6,251      (11,231)
Other                                                 (8,279)         249


 Net cash used in investing activities               (19,262)    (104,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for waste-to-energy-facilities             66,679
Other new debt                                        33,609        5,650
Decrease (increase) in funds held in trust           (18,774)      33,377
Payment of debt                                      (99,196)     (11,384)
Dividends paid                                       (44,268)     (40,956)
Other                                                  2,982        1,077

 Net cash used by financing activities               (58,968)     (12,236)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           (5,311)      13,707

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     117,359      109,097

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 112,048    $ 122,804
/TABLE

                    OGDEN CORPORATION AND SUBSIDIARIES
                            SEPTEMBER 30, 1995


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

The accompanying financial statements for prior periods have been reclassified as to certain amounts to conform with the 1995 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Operations:

Revenues for the first nine months of 1995 were $79,800,000 higher than the comparable period of 1994 primarily due to increased revenues of $55,500,000 in Aviation Services, reflecting the acquisition in 1995 of an air range and pilot training systems company, four airline catering kitchens in the Canary and Balearic Islands, and an airline cargo operation at Heathrow Airport in the United Kingdom as well as increased activity in overseas operations; $36,000,000 in Technology Services primarily due to increased customer activity and new contracts in the Atlantic Design Group as well as the start-up of operations in Ireland; $25,500,000 in Waste-to-Energy Services primarily due to revenues generated at the Lee, Onondaga and Montgomery County facilities which commenced operations in December 1994, March 1995 and August 1995, respectively; $25,600,000 in Independent Power Services reflecting the acquisition of Second Imperial Geothermal Company (SIGC) in December 1994; and $25,000,000 in Entertainment Services primarily due to new contracts at Wrigley Field, the Target Center and amphitheaters as well as the start-up of operations in the United Kingdom. These increases were partially offset by a decrease of $103,000,000 in construction revenues due to the completion of the Union County and Lee County facilities in May and December 1994, respectively, and from reduced construction activity at the Montgomery County facility as the project nears completion.

Consolidated operating income for the first nine months of 1995 was $15,200,000 lower than the comparable period of 1994 reflecting in part a decrease of $11,700,000 in Technology Services, primarily due to a charge taken by Ogden Communications, Inc. ("OCI") in the second quarter of 1995 of $17,100,000. This charge included the write-off of receivables and related costs recorded in connection with a project for the assembly and installation of telecommunication equipment, as well as a reduction in the carrying value of other inventory acquired by this unit. Additionally, Waste-to-Energy Services income (service revenues less operating costs and debt service charges) was $10,000,000 lower, primarily reflecting a litigation settlement of $3,700,000 relating to the Company's discontinued hazardous waste business, a restructuring charge of $2,600,000 for severance pay, as well as from costs incurred for repairs related to a boiler explosion at the Lancaster facility and additional costs incurred during the 1995 period at various facilities. Entertainment Services income was $4,500,000 lower chiefly associated with lower income from the Ottawa Palladium, and lower attendance at sporting events; Environmental Service income was $4,000,000 lower chiefly associated with reduced activity in the laboratory analysis group. These decreases were partially offset by increased construction income of $9,000,000 on the Montgomery County and Detroit facilities; $4,600,000 in Independent Power reflecting the acquisition of SIGC in December 1994; and $1,700,000 in Aviation Services principally due to companies acquired in late 1994 and 1995. Selling, general and administrative expenses for the nine months ended September 30, 1995 were $2,900,000 higher than the comparable period of 1994, chiefly associated with expenses of companies acquired in transactions accounted for as purchases in 1995. Debt service charges for the nine months ended September 30, 1995 increased $8,700,000 over the comparable period of 1994 chiefly associated with the Onondaga facility being in full commercial operation during 1995 and $3,400,000 for the project debt assumed as part of the SIGC acquisition. Two interest rate swap agreements entered into as hedges against interest rate exposure on two series of adjustable rate project debt resulted in lower debt service charges of $198,000 in the first nine months of 1995 and additional debt service charges of $1,400,000 in the comparable period of 1994.

Interest income for the first nine months of 1995 was $2,600,000 higher than the comparable period of 1994, primarily reflecting interest earned on loans made in the second half of 1994. Interest expense for the first nine months of 1995 was $4,800,000 higher than the comparable period of 1994, chiefly associated with higher interest rates on variable rate debt, higher borrowings, and a net reduction of $1,600,000 in income received on two interest rate swap agreements covering notional amounts of $100,000,000 each. One swap agreement expired in March 1994. The other swap agreement expires on December 16, 1998. These swap agreements were entered into in order to convert Ogden's fixed rate $100,000,000 9.25% debentures into variable rate debt. During the first nine months of 1995, Ogden paid $500,000 on the remaining swap, while in the first nine months of 1994, Ogden received $1,100,000 on the two swaps.

The effective income tax rate for the nine months ended September 30, 1995 was 44% compared to a 41% rate for the comparable period of 1994. This increase of 3% in the tax rate is due primarily to reduced investment tax credits, higher foreign tax rates and certain non-deductible foreign losses.

Net cash flow provided by operating activities for the first nine months of 1995 was $57,500,000 lower than the comparable period of 1994 primarily due to a decrease in cash from operations due in part to the after tax charge in connection with OCI discussed above; a net reduction in liabilities in connection with decreased Waste-to-Energy construction activities and payments of Federal alternative minimum taxes; increases in contract acquisition costs and deferred costs relating to overseas projects being developed; partially offset by a reduction in the increase of receivables.

Revenues for the three months ended September 30, 1995 were $44,100,000 higher than the comparable period of 1994, primarily reflecting increased revenues of $23,500,000 in Entertainment Services chiefly associated with new contracts at Wrigley Field, the Target Center and amphitheaters, and increased activity at the Seattle Kingdome; $15,000,000 in Technology Services primarily associated with the Professional Service Group and the start-up of Atlantic Design in Ireland; $12,000,000 in Waste-to-Energy service revenues due primarily to the Lee, Onondaga and Montgomery County facilities which were not in commercial operations during the 1994 period; $9,000,000 in Independent Power relating to the acquisition of SIGC in December 1994; and $7,900,000 in Aviation Services reflecting operations of companies acquired in 1995 and increased activity in fueling and overseas operations. These increases were partially offset by a decrease of $32,200,000 in Construction revenues primarily due to reduced activity at the Montgomery County facility as the project neared completion and the Lee County facility which was completed in December 1994.

Consolidated operating income for the three months ended September 30, 1995 was $9,000,000 higher than the comparable period of 1994 primarily due to increased earnings of $7,300,000 in construction income (construction revenues less construction costs) reflecting additional income on the Montgomery County facility, including an early completion bonus; $3,400,000 in Independent Power Services chiefly associated with the acquisition of SIGC in December 1994; $3,000,000 in Aviation Services reflecting operations of the companies acquired in 1995 and increased activity in fueling and international operations. These increases were partially offset by reduced income of $6,400,000 in Waste-to-Energy Services (service revenues less operating costs and debt service charges) primarily reflecting a litigation settlement of $3,700,000 relating to the Company's discontinued hazardous waste business, a restructuring charge of $2,600,000, as well as from costs incurred for repairs related to a boiler explosion at the Lancaster facility. Debt service charges for the three months ended September 30, 1995 increased $3,300,000 over the comparable period of 1994 primarily due to the Onondaga facility being in full commercial operation in 1995 and $1,000,000 reflecting the project debt assumed as part of the SIGC acquisition. Two interest rate swap agreements entered into as hedges against interest rate exposure on two series of adjustable rate project debt resulted in lower debt service charges of $34,000 in the third quarter of 1995 and additional debt service charges of $300,000 in the third quarter of 1994.

Interest income for the three months ended September 30, 1995 was comparable with the three months of 1994. Interest expense for the three months ended September 30, 1995 was $1,100,000 higher than the comparable period of 1994, chiefly associated with higher interest rates on variable rate debt, higher borrowings, and a net reduction of $180,000 in income received on an interest rate swap agreement covering a notional amount of $100,000,000 expiring December 16, 1998. This swap agreement was entered into in order to convert Ogden's fixed rate $100,000,000 9.25% debentures to variable rate debt. During the three months ended September 30, 1995 Ogden paid $120,000 on this swap while in 1994 Ogden received $60,000 of income on the swap.

The effective income tax rate for the three months ended September 30, 1995 was 44% compared to a 41% rate for the comparable period of 1994. This increase of 3% in the tax rate is due primarily to reduced investment tax credits, higher foreign tax rates and certain non-deductible foreign losses.

Capital Investments, Commitments and Liquidity:

During the first nine months of 1995, capital investments amounted to $73,500,000 of which $23,900,000, inclusive of restricted funds transferred from funds held in trust, was for waste-to-energy facilities and $49,600,000 was for normal replacement and growth in Services and Projects operations. At September 30, 1995, capital commitments amounted to $49,200,000 for normal replacement, modernization, and growth in Services' and Projects' operations.

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

During 1994, a subsidiary of the Corporation entered into a 30 year facility management contract pursuant to which it has agreed to advance funds to a customer, if necessary and only upon satisfactory completion of construction of the facility, to assist refinancing senior secured debt incurred in connection with construction of the facility. Completion of construction is scheduled for the first quarter of 1996, and such refinancing requirements are not expected to exceed $75,000,000 at maturity of the senior secured debt, which is expected to be on or about March 1, 2001. Ogden continues as guarantor of surety bonds and letters of credit totaling approximately $19,200,000 on behalf of International Terminal Operating Co. Inc. and guaranteed borrowings of certain customers amounting to approximately $22,200,000. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

Projects' waste-to-energy facilities are financed to a large degree by revenue bonds issued by the municipalities for facility construction. Other capital commitments and payments, if any, required by guarantees, are expected to be satisfied from cash flow from operations; available funds, including short-term investments; and the Corporation's unused credit facilities to the extent needed. At September 30, 1995, the Corporation had $126,000,000 in cash, cash equivalents and marketable securities and unused revolving credit lines of $162,100,000.

                                           Nine Months         Three Months
                                             Ended                Ended
Information Concerning                    September 30,        September 30,
Business Segments                        1995       1994      1995     1994
                                              (In Thousands of Dollars)

Revenues:
Services:
Aviation Services                  $  359,902 $  304,358  $123,496 $115,578
Entertainment Services                218,864    193,866    96,677   73,196
Environmental Services                109,086    103,761    38,871   36,934
Technology Services                   184,403    148,398    70,732   55,686
Facility Management Services          276,727    263,749    95,839   88,503
Other Services                          4,306      8,747     1,489    2,463

Total Services                      1,153,288  1,022,879   427,104  372,360

Projects:
Waste-To-Energy Services              366,535    340,996   124,151  112,143
Independent Power                      49,470     23,890    17,441    8,402
Water and Wastewater                    1,299                  490
Construction Activities                62,958    165,971    21,603   53,794

Total Projects                        480,262    530,857   163,685  174,339

Total Revenues                     $1,633,550 $1,553,736  $590,789 $546,699

Income From Operations:
Services                           $   29,276 $   46,707  $ 19,811 $ 16,426
Projects                               70,910     68,501    29,200   24,478

Total Income from Operations          100,186    115,208    49,011   40,904

Corporate unallocated expenses-net     (8,579)    (7,855)   (2,668)  (2,757)
Corporate interest-Net                (10,600)    (8,409)   (3,398)  (2,366)


Income Before Income Taxes and
 Minority Interests                $   81,007 $   98,944  $ 42,945 $ 35,781

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

          In December 1993 and January 1994, individuals who had been shareholders of American Envirotech, Inc. ("AEI"), a company which in 1992 had been acquired in a merger by a subsidiary of the Company, sued the Company and several of its subsidiaries in state courts in Fort Worth and Houston, Texas. The plaintiffs claim that AEI's termination of its project development in 1993 breached the merger agreement, and that in connection with the termination the Company and its subsidiaries breached fiduciary duties and committed fraud. On March 2, 1995, the Forth Worth court indicated that it would grant plaintiffs' summary judgment motion, and find that the defendants breached the contract. In May 1995, the Houston state court abated the action pending there and the Houston plaintiffs filed an application to intervene in the Fort Worth proceeding. In October 1995, the Company settled with the original Fort Worth plaintiffs for $3.7 million and as a result the summary judgment that the Company had breached the contract was vacated. The Houston plaintiffs' case, now pending in Forth Worth, remains pending. These plaintiffs seek significant actual and punitive damages.

          The Company believes that AEI properly terminated its contract in accordance with its terms, that it acted at all times fairly and in compliance with its obligations; and, based on the advice of counsel, that it has meritorious defenses. The Company believes that the Houston plaintiffs have not been damaged because the project could not have been completed on a successful basis, and under the merger agreement payments to these plaintiffs were contingent upon successful financing and profitable operations. The Company will vigorously defend this case and pursue all appropriate appeal rights, if necessary. However, no assurances can be given as to the ultimate outcome of the case. (See Item 3.(a) Legal Proceedings of the Company's Form 10-K for the fiscal year ended December 31, 1994, and Item 1. Legal Proceedings of the Company's Form 10-Q for the quarter ended June 30, 1995).

     (b) In the ordinary course of its business, Ogden's subsidiaries ("Ogden Subsidiaries") become involved in federal, state, and local proceedings relating to the laws regulating the discharge of materials into the environment and the protection of the environment. These include proceedings for the issuance, amendment, or renewal of the licenses and permits pursuant to which Ogden Subsidiaries operate. Such proceedings also include actions brought by individuals or local governmental authorities seeking to overrule governmental decisions on matters relating to Ogden Subsidiaries' operations in which Ogden Subsidiaries may be, but are not necessarily a party, and actions commenced by individuals seeking sanctions for alleged violations of permits under the so-called "Citizens Suit" provisions of the environmental laws. Most proceedings brought against Ogden Subsidiaries by governmental authorities under these laws relate to alleged technical violations of regulations, licenses, or permits pursuant to which Ogden subsidiaries operate. At September 30, 1995, Ogden Subsidiaries were involved in such proceedings in which Ogden believes sanctions involved may exceed $100,000 in the aggregate. Ogden believes that such proceedings will not have a material adverse effect on its business.


Item 5.   Other Information

          On November 9, 1995 Ogden announced its plan to concentrate its resources on two core groups within its Services business - Entertainment and Aviation - and its Projects business (Waste to Energy, Independent Power, and Water/Wastewater). A restructuring, which will encompass a series of actions that should be completed by the end of 1996, will involve disposition, via sale or merger, of Ogden's non-core businesses including Facility Services, Technology Services, and Environmental Services. Ogden's core businesses are being restructured in order to increase margins, reduce costs, and focus on higher value-added opportunities.

          During the fourth quarter, Ogden expects that earnings will be negatively impacted due to the performance of certain of its non-core businesses, expenses incurred in conjunction with the disposition of these businesses, and related costs. In addition, charges are likely to be incurred during the fourth quarter related to its restructuring activities, including possible asset writedowns and revaluations.

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

               4.3 Indenture dated as of March 1, 1992 from Ogden Corporation to The Bank of New York, Trustee, relating to Ogden's $100 million debt offering.*

               10   Material Contracts

               10.1 Credit Agreement by and among Ogden, The Bank of New
                    York, as Agent and the signatory Lenders thereto dated as of September 20, 1993.*

               10.2 Rights Agreement between Ogden Corporation and
                    Manufacturers Hanover Trust Company, dated as of September 20, 1990.*

               10.3 Executive Compensation Plans and Agreements.

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

                    (w)  Ogden Corporation CEO Formula Bonus Plan.*

                    (x) Form of amendments to the Ogden Projects, Inc. Pension Plan and Profit Sharing Plans effective as of January 1, 1994.*

                         (i) Form of amended Ogden Projects Profit Sharing Plan effective as of January 1, 1994 and incorporated herein by reference.*

                         (ii) Form of amended Ogden Projects Pension Plan,
                              effective as of January 1, 1994 and
                              incorporated herein by reference.*

               10.4 First Amended and Restated Ogden Corporation Guaranty
                    Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Mission Funding Zeta and Pitney Bowes Credit Corporation.*

               10.5 Ogden Corporation Guaranty Agreement made as of January
                    30, 1992 by Ogden Corporation for the benefit of Allstate Insurance Company and Ogden Martin Systems of Huntington Resource Recovery Nine Corp.*

               11   Detail of Computation of Earnings applicable to Common
                    Stock.

               27   Financial Data Schedule (EDGAR Filing Only).

* Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.



          (b)  Reports on Form 8-K

               There were no Form 8-K Current Reports filed during the Third Quarter of 1995.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


                                   OGDEN CORPORATION
                                   (Registrant)


Date:  November 14, 1995           By: /s/Philip G. Husby
                                        Philip G. Husby
                                        Senior Vice President and
                                        Chief Financial Officer


Date:  November 14, 1995           By: /s/Robert M. DiGia
                                        Robert M. DiGia
                                        Vice President,
                                        Controller and Chief
                                        Accounting Officer