Form 10-Q/A
period 1995-09-30
OGDEN CORP
filed 1995-11-14
CIK 73902

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

Yes  X         No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995; 48,917,223 shares of Common Stock, $.50 par value per share. of business, they are involved in legal proceedings in which damages and other remedies are sought. Management does not expect that these contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business will have a material adverse effect on Ogden's Consolidated Financial Statements.

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


See Item 5. Other Information of this Form 10-Q for information concerning the Company's restructuring.

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