Form 10-Q/A
period 1995-09-30
OGDEN CORP
filed 1996-02-12
CIK 73902

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

Yes  X         No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995; 48,917,223 shares of Common Stock, $.50 par value per share.
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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


                                   OGDEN CORPORATION
                                   (Registrant)


Date:  February 12, 1996           By: /s/Philip G. Husby
                                        Philip G. Husby
                                        Senior Vice President and
                                        Chief Financial Officer


Date:  February 12, 1996           By: /s/Robert M. DiGia
                                        Robert M. DiGia
                                        Vice President,
                                        Controller and Chief
                                        Accounting Officer