Form 10-K
period 1995-12-31
OGDEN CORP
filed 1996-03-27
CIK 73902

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For The Fiscal Year Ended December 31, 1995

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
(State or other jurisdiction of              (I.R.S. Emlpoyer
incorporation or organization)               Identification No.)

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

The aggregate market value of registrant's voting stock, held by non-affiliates based on the New York Stock Exchange closing price as reported in the consolidated transaction reporting system as of the close of business on March 1, 1996 was as follows:

Common Stock, par value $.50 per share       $1,029,726,015

$1.875 Cumulative Convertible
Preferred Stock (Series A)                   $    6,328,704

The number of shares of the registrant's Common Stock outstanding as of March 1, 1996 was 49,579,675 shares.

The following documents are hereby incorporated by reference into this Form
10-K:

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 (Parts II and IV).

(2) Portions of the Registrant's 1996 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).

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

     Ogden is a diversified company primarily engaged in providing a wide range of services through its operating groups within each of its two business segments.

     Set forth in the following table is the amount of revenue attributable to each of the groups within Ogden's Services and Projects business segments for each of the last three fiscal years (In Thousands):

                           YEARS ENDED DECEMBER 31,

                                 1993         1994         1995

SERVICES REVENUES:
  ENTERTAINMENT SERVICES     $242,347     $245,187   $  301,315
  AVIATION SERVICES           389,201      413,337      480,620
  ENVIRONMENTAL SERVICES      122,262      140,745      145,748
  TECHNOLOGY SERVICES         181,870      212,098      251,243
  FACILITY MANAGEMENT
  SERVICES                    382,056      357,272      374,804
  OTHER SERVICES               12,368       10,811        7,257

     TOTAL SERVICES        $1,330,104   $1,379,450   $1,560,987

PROJECTS REVENUES:
  INDEPENDENT POWER        $   24,696   $   26,368   $   57,443
  WATER AND WASTEWATER              0            0        1,742
  WASTE-TO-ENERGY             432,609      459,478      494,921
  GAIN ON SALE OF LIMITED
   PARTNERSHIP INTERESTS            0       26,126            0
  CONSTRUCTION ACTIVITIES     248,451      213,125       69,900

     TOTAL PROJECTS        $  705,756   $  725,097     $624,006

TOTAL REVENUES             $2,035,860   $2,104,547   $2,184,993

  The above table has been reclassified to conform with the 1995 presentation.

  The amounts of revenue, operating profit or loss and identifiable assets attributable to each of Ogden's two business segments for each of the last three fiscal years are set forth on pages 50 and 51 of Ogden's 1995 Annual Report to Shareholders, certain specified portions of which are incorporated herein by reference.

                            SERVICES

  The operations of Ogden's Services business segment are performed by Ogden Services Corporation and its subsidiaries
("Ogden Services") principally through its Entertainment
Services, Aviation Services and Other Services operating groups.

  Ogden Services, through joint ventures, partnerships and wholly-owned subsidiaries within each of the foregoing operating groups, provides a wide range of services to private and public facilities throughout the United States and many foreign countries. Its principal customers include airlines, transportation terminals, sports arenas, stadiums, banks, owners and tenants of office buildings, state, local and Federal governments, universities and other institutions and large industrial organizations. In foreign countries the development, construction, ownership and the providing of services may expose Ogden to potential risks that typically are not involved in such activities in the United States. Payment for services is often made in whole or part in the domestic currencies of the foreign country and the conversion of such currencies into U.S. dollars may not be assured by a governmental or other creditworthy foreign country agency. In addition, fluctuations in value of such currencies against the U.S. dollar may cause the operation to yield less return than expected. Also, the transfer of earnings and profits in any form beyond the borders of the foreign country may be subject to special taxes or limitations, imposed by the laws of the foreign country.

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

  Contracts in Aviation Services and Other Services may be written on a month-to-month basis or provide for a longer or indefinite term but are terminable by either party on notice varying from 30 to 180 days.

ENTERTAINMENT SERVICES

  The Entertainment Services group provides total facility management services; presentation of concerts and family shows; food, beverage and novelty concessions; and janitorial, security, parking, and other maintenance services. These services are provided to a wide variety of public and private facilities including more than 100 stadiums, convention and exposition centers, arenas, parks, amphitheaters, and fairgrounds located in the United States, Mexico, Canada, Argentina, Brazil, Spain and the United Kingdom. Entertainment also operates a racetrack and five off-track betting parlors in Illinois.

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

  In 1995, Entertainment acquired a 50% interest in The Metropolitan Entertainment Co., Inc. ("Metropolitan"), a leading concert promoter in New York, New Jersey, Connecticut, and parts of Massachusetts. Metropolitan and Entertainment, through their joint venture called the Metropolitan Entertainment Group ("MEG"), will continue existing concert promotion activities, operate amphitheaters in the eastern United States and concentrate on national and global music tours, artist management, Broadway and television productions, recording, and music publishing. In December of 1995, Metropolitan entered into a 25-year agreement to renovate and operate a 21,000 capacity amphitheater in Darien Lake, New York (located between Buffalo and Rochester).

  In 1995, Ogden acquired 100% of Firehole Entertainment Corp. ("Firehole"), an innovative themed attraction/film and merchandising developer. Through Firehole, Ogden now owns and operates Grizzly Park, a nature-based entertainment center located at the entrance to Yellowstone National Park. Within Grizzly Park are, among other attractions, the Grizzly Discovery Center, a natural habitat with grizzly bears and gray wolves, and a variety of stores and restaurants. Through the acquisition of Firehole, Entertainment plans the development of several new nature-themed attractions at major tourist destinations in the United States.

Food, Beverage and Novelty Services at Stadiums and Arenas

  Food, beverage and novelty services are provided by Entertainment in the United States and Canada at a number of locations including those listed in the following table:

Name                                         Location

Wrigley Field                                Chicago, Illinois
Anaheim Stadium                              Anaheim, California
Rich Stadium                                 Buffalo, New York
USAir Arena                                  Landover, Maryland
Milwaukee Exposition and Convention Center   Milwaukee, Wisconsin
Los Angeles Convention Center                Los Angeles, California
The Kingdome                                 Seattle, Washington
Veterans Stadium                             Philadelphia, Pennsylvania
Market Square Arena                          Indianapolis, Indiana
McNichols Arena                              Denver, Colorado
Cobo Hall                                    Detroit, Michigan
Tempe Diablo Stadium                         Tempe, Arizona
University of Oklahoma Stadium               Norman, Oklahoma
The MGM Grand Gardens Arena                  Las Vegas, Nevada
Saint John Regional Exhibition Centre        New Brunswick, Canada
Lansdowne Park                               Ottawa, Canada

  During 1995 Entertainment began providing services at General
Motors Place, a new sports and entertainment arena in Vancouver, British Columbia which opened in late 1995 and which is the home of the National Hockey League's Vancouver Canucks and the
National Basketball Association's Vancouver Grizzlies.

  In 1995, Entertainment was also awarded an exclusive food and beverage contract for the MCI Center under construction in downtown Washington, D.C. This new 20,000-seat facility is anticipated to open in the fall of 1997 and will serve as the home of the Washington Bullets National Basketball Association team and the Washington Capitals National Hockey League team. In addition to operating three restaurants within the arena, Entertainment will provide concession services to the general seating area as well as in-seat services to 110 suites and more than 2,000 club seats.

  In 1995, Entertainment also acquired a 50% interest in the Australian and New Zealand business of the International Facility Corporation Pty Ltd. ("IFC"), a private facility management firm based in Brisbane, Australia. IFC is the managing general partner for all of the Entertainment/IFC joint venture accounts in Australia and New Zealand. These accounts include the Brisbane Entertainment Centre, the Newcastle Entertainment Centre, the Cairns Convention Centre, and a significant interest in Convex, operator of the Brisbane Convention and Exposition Centre. IFC is also acting as a consultant for the design, construction, and ongoing management of the Olympic 2000 Stadium in Sydney, Australia.

  In addition, in 1995 Entertainment purchased 100% of IFC's Asian business and established Ogden-IFC (Asia Pacific) Pty Ltd. ("Ogden-IFC Asia Pacific"), a wholly-owned subsidiary, to manage certain Asian projects. The first contract award to Ogden-IFC Asia Pacific is a 10-year agreement to manage the Bangkok Arena and Trade & Exposition Centre, both of which are now under construction. The new 20,000-seat arena will be the site of the 1998 Asian Games. Ogden-IFC Asia Pacific has also formed joint venture relationships in other Asian countries such as Malaysia, Taiwan, and Singapore.

Food, Beverage and Novelty Services at Amphitheaters

  Entertainment also provides food and beverage services at amphitheaters throughout the United States, including the Starlake Amphitheater (near Pittsburgh, Pennsylvania); the Fiddler's Green Amphitheatre (Englewood, Colorado); the Sandstone Amphitheatre (Kansas City, Missouri); the Cynthia Woods Mitchell Pavilion (Woodlands, Texas); the Mega Star Amphitheater (Eufaula, Oklahoma); the all-seasons Meadows Music Theater (Hartford, Connecticut); the all-seasons Camden Amphitheater (Camden, New Jersey); the Polaris Amphitheater (Columbus, Ohio); and the Nissan Amphitheater (Manassas, Virginia).

  In 1995, Entertainment was awarded a 20-year contract to provide food and beverage services, parking and support for the long-term financing at an amphitheatre under construction in Virginia Beach, Virginia, to be operated by the Cellar Door Companies, expected to open during 1996.

Facility Management and Concession Services

  Entertainment, through long-term management agreements operates and manages, and in some cases provides concession services, various convention centers, arenas and public facilities including the Pensacola Civic Center in Pensacola, Florida; the Sullivan Arena and Egan Convention Center in Anchorage, Alaska; the Rosemont Horizon, near Chicago, Illinois; the Target Center in Minneapolis; the Northlands Coliseum in Edmonton, Alberta; and The Great Western Forum in Los Angeles.

  The Ottawa Palladium, a 19,000-seat multipurpose indoor arena in Ottawa, Canada, which is owned by a third party, opened in January of 1996, and Entertainment commenced operations under a 30-year contract to provide complete facility management and concession services at this arena, which is the home of the Ottawa Senators of the National Hockey League. Pursuant to the 30-year contract, Entertainment agreed to advance funds, if necessary, to a customer to assist in financing senior secured debt incurred in connection with construction of the facility. Such requirements are not expected to exceed $75,000,000 at maturity of the senior secured debt, which is expected to be on or about March 1, 2001. In addition, at December 31, 1995 Ogden has guaranteed indebtedness of $6.2 million of an affiliate and principal tenant of Entertainment's customer. Ogden has agreed that the Ottawa Palladium, under Entertainment's management, will generate a minimum amount of revenues computed in accordance with its 30-year contract. The owners of the Ottawa Palladium are parties to a 30-year license agreement with the owner of the Ottawa Senators, pursuant to which the Ottawa Senators began to play their home games at the arena in January 1996.

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

  In 1995, the 19,000 seat Victoria Station Arena in Manchester, England opened; Entertainment will manage and operate this building pursuant to a 20-year lease. In 1995, Entertainment secured a 20-year contract to provide total facility management services at the 10,000-seat Newcastle Arena, a new sports and entertainment arena located in Newcastle, England, which opened in November 1995 and which will feature ice hockey, concerts and other events.

  Also in 1995, the Port Authority of New York and New Jersey awarded Entertainment an eleven and one-half year lease to renovate and operate the 107th Floor Observation Deck at the World Trade Center in New York City. The Observation Deck will undergo a $5 to $6 million renovation which will include wide-screen, high-definition television theaters that will take visitors on an aerial sightseeing tour of New York City and environs; interactive, multi-lingual kiosks at various viewing points; a nightly rooftop light show; and exhibits showcasing the region's pre-eminence in international trade, finance and the arts. The lease agreement provides that Entertainment will pay the Port Authority an annual fee plus a percentage of gross revenues above a certain level.

  In Mexico, Entertainment provides food and beverage concessions at the Sports Palace, a 22,000 seat arena, and the Autodrome, a 45,000 seat open air facility, located in Mexico City, as well as the new Autodrome Fundidora Amphitheater in Monterey, Mexico that is able to accommodate 18,000 people.

Other Activities

  During 1996, Entertainment acquired a long-term leasehold interest in Silver Springs and Wild Waters, two nature-based attractions located near Ocala, Florida, as well as other associated assets. Silver Springs is located on a 250-acre park which is open 365 days a year and features attractions consisting of jungle cruise boat rides, jeep safari rides, animal shows, a petting zoo, gift shops and eateries. Wild Waters is located on a six acre park featuring a variety of slides, a wave pool, miniature golf, food services and other attractions. Wild Waters is open March through Labor Day.

  In 1995, Entertainment formed a joint venture to operate La Rural de Palermo, a 28-acre fair and exhibition center located in Buenos Aires, Argentina. The joint venture will continue the existing fair and exhibition business on the property while developing a master plan for the development of the property to include an entertainment attraction. Entertainment owns a 50% interest in the joint venture and will serve as the managing partner. As such, Entertainment will direct day-to-day operations and be responsible for creating and implementing the development plan for this property.

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

  Entertainment also owns an equity interest in Parques
Tecnocultiroles, S.A. ("Partecsa"), a Spanish Corporation based in Seville, Spain. Partecsa was awarded a 30-year contract to convert, remodel, manage and operate a 200-acre site in Seville, Spain where the 1992 Exposition Fair was held.

  Entertainment also provides concessions at zoos located in Seattle, Washington; Cleveland, Ohio; and Columbia, South
Carolina.

AVIATION SERVICES

  Aviation Services provides specialized support services to 185 airlines at over 100 locations throughout the United States, Canada, Europe, Latin America and the Pacific Rim. The specialized support services provided by this group include comprehensive ground handling, ramp, passenger, cargo and warehouse, aviation fueling and in-flight catering services. These services are performed through contracts with individual airlines, through consolidated agreements with several airlines, and contracts with various airport authorities.

  Aviation Services continues to pursue opportunities associated with the privatization of airport operations and related airport projects. To capitalize on these opportunities, Ogden combines its Aviation Services skills with the development, financing and construction management expertise of its Projects business segment.
Ground Handling and Specialized Support Services

  Ground handling services include diversified ramp operations such as baggage unloading and loading, aircraft cleaning, aircraft maintenance, flight planning, de-icing, cargo handling, warehouse operations and passenger-related services such as ticketing, check-in, porter ("sky-cap") service, passenger lounge operations, cargo/warehouse services and other miscellaneous services.

  Global expansion by the Aviation group has resulted in providing comprehensive ground handling and related services at many international locations throughout Europe, Canada, South
America and other countries. Set forth below is a list of major foreign airports where Aviation currently conducts ground handling operations:

Airport                                 Location

Heathrow Airport                        England
Schiphol International Airport          Netherlands
Auckland International Airport          New Zealand
Jorge Chaves International Airport      Lima, Peru
Guarulhos International Airport         Sao Paulo, Brazil
Galeao International Airport            Rio de Janeiro, Brazil
Pearson International Airport           Toronto, Canada
Mirabel and Dorval Airports             Montreal, Canada
Simon Bolivar International Airport     Caracas, Venezuela
Mexico International Airport            Mexico City, Mexico

  Aviation also performs ground handling operations at eight different airports throughout Germany; the Czech Republic through a 50% interest in a Prague-based airport handling company; VIP lounge and ground handling operations at the Arturo Merino Benitez Airport in Santiago, Chile and through a joint venture with a Turkish company, aircraft cleaning, security and commissary supplies to carriers at Ataturk Airport in Istanbul and other locations in Turkey. Ogden Aviation continues to perform services at St. Maarten's Princess Juliana International Airport. In Aruba through a corporation jointly owned by Aviation Services and Air Aruba, Aviation Services provides ramp and passenger services at Reina Beatrix International Airport.

  During 1995 Aviation Services (i) was awarded a 10-year license to provide services at the new airport at Chek Lap Kok, Hong Kong, expected to open in April 1998. Aviation will provide a wide range of support services including ground services, passenger services, cargo handling, loading and unloading of mail and baggage, and aircraft marshalling, among others; (ii) was awarded a contract as the exclusive provider of ground handling services for all airlines at the La Union Airport in Puerto Plata, Dominican Republic; (iii) began ground handling operations at Belo Horizonte International Airport, Brazil as well as at Huatulco, Zihautanejo, and Mazatlan International Airports in Mexico; (iv) formed a joint venture with Aldeasa S.A. of Spain to provide cargo handling and warehousing services at airports located in Madrid and Barcelona, Spain.

Fueling Services

  Aviation operates fueling facilities, including storage and hydrant fueling systems for the fueling of aircraft. This operation assists airlines in designing, arranging financing for, and installing underground fueling systems. These fueling operation services are principally performed in the North American market. However, pursuant to a 10-year contract running through 2004, Aviation Services is the sole fueling handling agent at Tocumen International Airport in Panama City, Panama. Also, pursuant to a 5-year contract which commenced in 1995, Aviation fuels aircrafts at the Luis Munoz International Airport in San Juan, Puerto Rico. During 1995 Aviation was also awarded a contract for the maintenance and operation of a new Fuel Farm located at the San Diego International Airport.

In-Flight Catering

   Aviation operates 16 in-flight kitchens for over 85 airline customers at a number of locations, including John F. Kennedy International and LaGuardia Airports in New York; Newark International Airport in New Jersey; Los Angeles and San Francisco International Airports in California; Miami International Airport in Florida; Washington Dulles International Airport near Washington, D.C.; McCarren International in Las Vegas, Nevada; and Honolulu International in Hawaii. The Aviation in-flight kitchen at Honolulu International also provides catering services to two cruise ships owned by NAVATEK, a Hawaiian cruise line.

  During 1995 Aviation was awarded several long-term catering contracts in Spain at Gran Canaria Airport, Las Palmas; Palma De Mallorca Airport, Palma De Mallorca; and Tenerife-Sur/Reina Sofia Airport. At these locations Aviation will be providing catering for more than twenty-five different airlines.

Airport Privatization and Related Projects

  In 1994 a consortium, composed of Ogden Aviation Services, Inc., Macau Aviation Services Corporation, EVA Airways, Air Macau and several local companies and prominent businessmen, was awarded a 19-year contract, with a 16-year exclusivity arrangement, to provide ramp and cargo handling, passenger services, and aircraft line maintenance service at the new Macau International Airport, which opened and began operations in November 1995. The consortium, of which Aviation Services is the managing partner with a 29% participation, is providing all necessary passenger and ramp equipment, has constructed a cargo warehouse and is in process of building cargo and engineering facilities, an aircraft hangar and a state-of-the-art training center at the airport. The consortium's investment in infrastructure improvements and equipment in the new Macau airport is expected to exceed $40 million.

  Aviation Services is also part of a consortium, of which Aviation has a 19% interest, that has been awarded a 20-year concession contract by the Civil Aviation Authority of Colombia to finance, build and operate a second runway at the El Dorado Airport, in Bogota, Colombia. Aviation's consortium partners, including Spain's Dragados y Contrucciones SA and Colombia's Conconcreto, will build the 3.8-kilometer runway at an estimated cost of $97 million. Construction is expected to begin in 1996 and be completed by May 1998. The consortium will maintain the new runway, and the pre-existing runway, for approximately 17 years in return for runway landing fees.

Applied Data Technology

  During January 1995 Ogden acquired Applied Data Technology, Inc. ("ADTI"), located in San Diego, California. ADTI is a leading supplier of air combat maneuvering instrumentation systems and after-action reporting and display systems. ADTI's range systems are installed at Navy and Air Force aircraft training ranges to facilitate air-to-air combat exercises and monitor, record and graphically display the exact maneuvers of the aircraft on the ranges and simulate the various weapons systems aboard the aircraft. These range automated systems are used by the U.S. Navy and Air Force to train pilots for combat conditions and by the Department of Defense in training pilots to avoid "friendly fire" incidents. ADTI's systems are currently installed at four of the 14 domestic ranges, including the range at the Top Gun school at Miramar, California. The range systems business includes new ranges, expansion and upgrade of existing ranges, product support and related programs.

  In March 1995, ADTI was awarded a contract by the Naval Air Warfare Center - Aircraft Division to provide technical support services at the Patuxant River Naval Air Station in Patuxant River, Maryland. Pursuant to the contract, ADTI teamed with Raytheon Corporation, a leading defense contractor, to develop the Joint Tactical Combat Training System (JTCTS). JTCTS is the next generation training range, will be transportable for each deployment and will replace all existing "Top Gun" training ranges for the United States Navy and Air Force. The technology will be used until the year 2010. Also during 1995, ADTI, as part of a team with Lockhead Martin, was awarded a contract to develop Advanced Distributed Simulation Technologies II, another combat simulation system.

  ADTI also developed a proprietary flight line test set designed to test and trouble-shoot the Auxiliary Power Unit
("APU") on-board a Boeing air-to-air refueling aircraft. The APU tester was developed to fill the military's demand for a practical low cost flightline support unit that will isolate faults within the APU on-board the Boeing aircraft.

OTHER SERVICES

Environmental Services

  Ogden Environmental and Energy Services Co., Inc. ("OEES") provides a comprehensive range of environmental, infrastructure and energy consulting, engineering and design services to industrial and commercial companies, electric utilities and governmental agencies. These services include analysis and characterization, remedial investigations, engineering and design, data management, project management, and regulatory assistance.

  OEES provides services to a variety of clients in the public and private sectors in the United States and abroad. Principal clients include major Federal agencies, particularly the Department of Defense and the Department of Energy, as well as major corporations in the chemical, petroleum, transportation, public utility and health care industries and Federal and state regulatory authorities. United States Government contracts may be terminated, in whole or in part, at the convenience of the government or for cause. In the event of a convenience termination, the government is obligated to pay the costs incurred by Environmental under the contract plus a fee based upon work completed.

  Professional environmental engineering services, including program management, environmental analysis, and restoration continues to be provided by OEES to the United States Navy CLEAN Program (Comprehensive Long Term Environmental Action Navy) pursuant to a 10-year contract awarded during 1991. Thus far OEES has provided these services at Navy bases in Hawaii, Guam, Japan, Hong Kong, the Philippines, Australia and Korea.

  OEES also continues to oversee the removal of storage tanks and contaminated soil from Air Force bases across the United
States and in U.S. territories.

  See Operational Restructuring below for further discussion concerning Environmental Services.

Atlantic Design

  Atlantic Design, Inc., with principal offices located in Charlotte, North Carolina and engineering facilities located in Fairfield, New Jersey and locations within New York state, provides engineering design, drafting and technical services, as well as turn-key, integrated services in electronics contract manufacturing and assembly. Through its Lenzar operation in Florida, Atlantic Design develops and markets medical products and custom image capturing products. Atlantic Design provides services to customers primarily in the computer, medical and electronic industries, including IBM, General Electric, Seiko, Compaq, Martin Marietta, AT&T, EMC2 Corporation, Netrix Corporation and Pratt and Whitney.

  In 1995, Atlantic Design formed a strategic business and operations partnership with Genicom Corporation, based in Chantilly, Virginia, an international supplier of multivendor services, network systems management, and computer printer technologies. Under this long-term agreement, the group acquired the operating assets of Genicom's Reynosa, Mexico, and McAllen, Texas, manufacturing and distribution facilities. Atlantic Design will provide primary manufacturing support worldwide for impact printer products as well as related integration requirements, spares, and other proprietary supplies to service Genicom's original equipment manufacturer's customer base.

  Additionally, Atlantic Design purchased the operating assets of Logitech Ireland Limited of Cork, Ireland, and its 50,000-square-foot facility. Under terms of the agreement, the group will continue to provide manufacturing, warehousing, and engineering design services for the Logitech line of PC mice and peripherals. The acquisition enables Atlantic Design to grow into new markets, service the requirements of current United States customers, and extend its contract services business into Europe.

OPERATIONAL RESTRUCTURING

  During 1995, Ogden began taking steps necessary to restructure its operations and concentrate its resources on its Entertainment, Aviation and Projects (Independent Power, Water and Wastewater and Waste-to-Energy) core businesses. The restructuring is expected to be completed during 1996 and entails the disposition of the non-core businesses Of Ogden as set forth and described below.

Technology Services

  W.J. Schafer Associates, Inc. provides technology and engineering services and consultation in space-based and free electron laser technology and high energy systems research to the Ballistic Missile Defense Organization as well as technical research to the other agencies within the Department of Defense and the U.S. Government. This unit is also currently working under contract with the Defense Nuclear Agency to define and analyze sensor architectures that assess bomb damage to underground targets. WJSA is also involved in a program with the Department of Energy to develop an advanced technique for producing large-scale electric power. WJSA continues its efforts under contract with the Coleman Research Corporation to provide system engineering and technical assistance support for the Theater High Altitude Area Defense Project.

  Ogden Professional Services, Inc. provides automated business systems and software engineering and computer/telephone-related products and services to Government agencies and private industry. Some of their largest clients are the U.S. General Services Administration (GSA), the Department of Defense, and the Office of Personnel Management. During 1995, this operation was awarded several large contracts ranging from one to five years in duration.

  Ogden BioServices Corporation which provides biomedical research, support and biological repository services for such customers as the National Institute of Health, the Walter Reed Army Institute of Research, the U.S. Food and Drug Administration, the Center for Disease Control and Prevention, the National Cancer Institute and other health agencies was sold during December 1995 to McKesson Corp., a leading provider of health care products and services.

  The laboratory operations of Environmental Services are in the process of being sold as part of Ogden's restructuring program.

Facility Management Services

  Facility Services, Inc. and its subsidiaries' provides a comprehensive range of facility management, maintenance and manufacturing support services to industrial, commercial, and office buildings electric utilities, governmental agencies and education and institutional customers throughout the United States and Canada.

  The range of services provided include total facility management; facility operations and maintenance; operations, maintenance and repair of production equipment; security and protection; housekeeping; landscaping and grounds care; energy management; warehousing and distribution; project and construction management; and skilled craft support services.

                            PROJECTS

Operations in the Company's Projects business segment are conducted by the Company's Ogden Projects, Inc. ("OPI") subsidiary. In 1995 OPI substantially reorganized its operations to permit better focus on its three principal business areas: independent power, water and waste water and waste-to-energy. Independent power operations and waste-to-energy are now conducted by separate wholly-owned subsidiaries of OPI. Water and wastewater operations are conducted by Ogden's joint venture with Yorkshire Water Plc. Although the foregoing operations are linked in that the Company seeks through them to make equity investments in infrastructure assets and obtain long-term operating or service contracts, differences in the nature of the physical assets and the markets for such services led management to believe that each operation should have dedicated marketing and operational staff. The reorganization has accomplished this objective. Services such as overall management, financial, human resources, legal and construction management in which the requirements of the operating companies overlap are provided by staff at the OPI level.

INDEPENDENT POWER

  Ogden's independent power business is conducted by a wholly-owned subsidiary of OPI, Ogden Energy, Inc. ("OEI"). OEI develops, operates and, in some cases, invests in and owns independent (i.e., non-utility) electric energy generation ("Independent Power Production" or "IPP") projects which sell their output to utilities, electricity distribution companies or industrial consumers in the United States and abroad.

  OEI presently has an ownership interest in, or is the operator or designated to be the operator of, eight generation facilities with a total nameplate capacity of 594 MW, located in the United States, Costa Rica and Bolivia. Additionally, it has an ownership interest and operates a geothermal resource in the United States which provides the geothermal brine required by two of its geothermal power plants. OEI continues to seek to expand its ownership and operation of IPP projects and is presently focusing on opportunities in the United States, Central and South America, the Pacific Rim and India.

  (a) Methods of doing business. OEI generally seeks to participate in IPP projects in which it can make an equity investment and become the operator. OEI also seeks to have a role in the development of the projects. The types of projects in which OEI seeks to participate sell the electrical power they generate under long term contracts or market concessions to utilities, government agencies providing power distribution or creditworthy industrial users. For power projects utilizing a combustible fuel or geothermal sources, OEI seeks projects which have a secure supply of fuel or geothermal brine through long-term supply arrangements or by obtaining control of the fuel source. OEI generally looks to finance its projects using equity or capital commitments provided by OEI or other investors, combined with non-recourse debt for which the lender's sole source of payment is project revenues and assets.

  In 1995 the Company opened an office in Hong Kong to facilitate OEI's ability to develop projects in Asia.

  (b) OEI's projects. OEI, through Catalyst New Martinsville Hydroelectric Corporation, manages and operates a hydroelectric power generating facility under a long-term contract with the City of New Martinsville, West Virginia. The plant has been in operation since 1988 and is rated at approximately 40 megawatts ("MW"). The plant's electrical output is sold to the Monongahela Power Company under a long-term power sales agreement.

  OEI, as a 50% partner in the Heber Geothermal Company ("HGC") (a partnership with Centennial Geothermal, Inc.), leases and manages a 52MW geothermal power plant in Heber, California. The power is sold to Southern California Edison under a long-term power sales agreement. An OEI subsidiary is also the operations and maintenance contractor at HGC.

  In 1994, OEI acquired the Second Imperial Geothermal Company ("SIGC") and its principal asset, a leasehold interest in a 48MW geothermal power plant located in Heber, California. SIGC is a party to a 30-year power purchase contract with Southern California Edison. An OEI subsidiary is also the operations and maintenance contractor at SIGC.

  OEI owns 50% of the lessee of the geothermal resource, which is adjacent to and supplies fluid to both the HGC and SIGC power plants. An OEI subsidiary operates and maintains the geothermal resource, which currently produces approximately fifteen million pounds per hour of fluid.

  OEI's operations were expanded into the Latin American market through the acquisition in 1994 of an approximate 6% equity interest in Energia Global, Inc. ("EGI") which interest will probably be reduced as a result of an offering of EGI stock in 1996 and a nominal ownership interest in each of the two run-of-river hydroelectric power plants being developed by EGI in Costa Rica (combined 31 MW). In addition, a subsidiary of OEI has entered into a long term contract to operate and maintain the first plant, Don Pedro, which is under construction and is scheduled for commercial operation in late 1996. The second hydroelectric power plant, Rio Volcan, is scheduled to begin construction in 1996 with commercial operation by mid 1997. An OEI subsidiary will also enter into a long-term operation and maintenance contract regarding Rio Volcan. During the design and construction phases of these two plants, OEI, through a subsidiary, will serve as a consultant.

  In June 1995, OPDB, Ltd. a subsidiary of OEI, along with its partners Constellation Energy International Holdings, Inc., PMDC Energia, Inc. and Energia Andina S.A., were the successful bidders for an interest in a Bolivian generating company, Empresa Valle Hermoso ("EVH"). EVH was formed by the Bolivian government as part of the capitalization of the government-owned utility ENDE. OEI owns a 20% interest in the consortium company, The Bolivian Generating Group, Ltd. (BGG), which in turn owns a 50% interest in EVH. The majority of the balance is held by Bolivian pension funds. EVH currently owns and operates a 87 MW gas-fired electric generating facility and is constructing two gas fired electric generating facilities (54 MW each) in Bolivia. Both of the units under construction are expected to be in commercial operation in 1996. In addition, a subsidiary of OEI is a participant in a joint venture which is under contract to supply EVH with management services support.

  OEI is providing start-up services and will be the operator of a 240MW gas-fired cogeneration facility located in Maryland. The plant is expected to begin full commercial operation in 1996.

  As part of an incorporated consortium, OEI is developing a 480MW coal-fired independent electric generating facility in the Republic of the Philippines. The other members of the consortium are International Generating Company, a corporation formed by subsidiaries of Bechtel Enterprises, Inc. and PG&E Enterprises, Inc., and PMR Power, Inc., a company doing business exclusively in the Philippines. In August 1994, the consortium entered into a power purchase agreement with Manila Electric Company ("Meralco"), the largest electric distribution company in the Philippines, which serves the area surrounding and including the metropolitan Manila area and other areas. Under the terms of the agreement, Meralco is obligated, for a period of 25 years, to purchase stated minimum annual quantities of electricity produced by the facility pursuant to price terms set forth in the agreement. The consortium has entered into contracts for the supply of coal at stated prices for a portion of the term of the power purchase agreement.

  The power purchase agreement has been approved by the Philippines Energy Regulatory Board, and the project has applied for and substantially completed the substantive requirements in order to receive an environmental clearance certificate, the primary environmental permit required for construction and operation. A site for the facility, on the east coast of Luzon Island in the Quezon province, has been selected, and site acquisition is under way. An information memorandum describing the project has been circulated among several multi-lateral finance agencies and the Export-Import Bank of the United States, and applications have been filed with these agencies seeking debt financing for the project. Financing is expected to be completed in 1996. Total cost of development and construction of the project is expected to be approximately $800 million.

  Commencement of construction is subject to a number of conditions including completion of financing and site acquisition, new agreement and an agreement with Meralco regarding the project transmission line and issuance of required governmental permits and approvals. There can be no assurance that the conditions, some of which are in whole or in part beyond the control of the Company, will be satisfied. If the project proceeds, OEI intends to retain a portion of its equity interest in the entity owning the facility and to sell the balance of its equity. OEI will also operate and maintain the facility under a 25 year contract with the owner.

WATER AND WASTEWATER

  In 1994, Ogden and OPI, through a subsidiary formed a joint venture, Ogden Yorkshire Water Company ("OYWC"), with a wholly-owned subsidiary of Yorkshire Water, plc, a major British water and wastewater utility. The purpose of the joint venture is to develop, design, construct, maintain, operate, and in some cases own, water and wastewater treatment facilities and distribution and collection networks in the United States, Canada, Latin America and elsewhere. The Company has a 55% interest in the joint venture, but such percentage interest may be greater with respect to projects outside the United States.

  In the United States, OYWC seeks to participate in projects in which under contracts with municipalities, it privatizes water or wastewater facilities, agrees to build new or substantially augment existing facilities and agrees to operate and maintain the facilities under long term contracts. Although OYWC in certain situations would consider entering into operational contracts for facilities in which it has no ownership or long term leasehold interest, and presently has such contracts with three small communities in New York State, OYWC generally does not believe such contracts provide adequate returns. To the extent such projects require debt financing, OYWC intends to obtain such financing on a non-recourse basis in which the only source of repayment are project revenues and project assets.

  The development of the privatization market for water and wastewater projects in the United States has been hampered by certain legal constraints. Many of the water and waste water facilities that could be considered for privatization were financed with tax-exempt municipal bonds or grants from the Federal government. Sale of all or a significant portion of the assets could trigger a loss of the tax exempt status of the bonds issued to finance these facilities or obligations to refund the grant. The financial burdens these constraints place on municipalities and the likelihood that their effect would be to raise the cost of service to consumers has been a disincentive to privatization.
Nonetheless, there are opportunities for such projects in the United States, especially in circumstances where substantial new construction is required.

  In countries other than the United States, OYWC is seeking opportunities in which it will provide water services to municipalities in which it can own an equity interest in water facilities under a concession which grants it the right to provide service to, and collect revenues from, consumers. OYWC believes that the lack of creditworthiness of non-U.S. municipalities, which may result from their limited ability to raise revenues or from other causes, makes the collection of tariffs from the consumer a more secure source of revenue.

  Under contractual arrangements, OYWC may be required to warrant certain levels of performance and may be subject to financial penalties or termination if it fails to meet these warranties. The Company and Yorkshire may be required to guarantee the performance of OYWC. OYWC seeks not to take responsibility for conditions that are beyond its control.

  OYWC's projects. OYWC operates and maintains wastewater treatment facilities for three small municipalities in New York State. Such facilities cumulatively process approximately 11.8 million gallons per day ("mgd"). In addition, OYWC operates and maintains the municipal wastewater treatment facilities for several other small government and privately owned concerns that cumulatively process less than 1 mgd. All of the facilities are operated pursuant to short-term contracts.

  In December 1995 OYWC, through a joint venture in which it has a majority interest, entered into a 25 year concession contract with the Tourist, Historical and Cultural District of Santa Marta Colombia to provide water and wastewater services.
Implementation of the contract is subject to substantial conditions, some of which are beyond the control of OYWC and is not assured.

WASTE-TO-ENERGY

  The Waste-to-Energy operations have been consolidated in a wholly-owned subsidiary of OPI, Ogden Waste to Energy, Inc. ("OWTE"). Waste-to-energy facilities combust municipal solid waste to make saleable energy in the form of electricity or steam. This group completed construction of its first waste-to-energy projects in 1986. It currently operates 28 waste-to-energy facilities at 27 locations. OWTE is the owner or lessee of 17 of its facilities and has been awarded a contract for one additional facility that is not yet under construction. OWTE has the exclusive right to market in the United States the proprietary, mass-burn technology of Martin Gmbh fur Umwelt-und Energietechnik ("Martin"). All of the facilities OWTE has constructed use this Martin technology. In addition OWTE operates facilities using other technologies.

  Generally, OWTE, through wholly-owned subsidiaries ("Operating Subsidiaries"), provides waste-to-energy services pursuant to long-term service contracts ("Service Agreements") with local governmental units sponsoring the waste-to-energy project ("Client Communities"). Certain of its facilities do not have sponsoring Client Communities and in the future OWTE may undertake projects for which there is no such sponsoring Client Community.

  (a) Terms and Conditions of Service Agreements. Projects generally have been awarded by Client Communities pursuant to competitive procurement. However, OWTE has also built and is operating projects that were not competitively bid.

  Following execution of a Service Agreement between the Operating Subsidiary and the Client Community, several conditions must be met before construction commences. These usually include, among other things, financing the facility, executing an agreement providing for the sale of the energy produced by the facility, purchasing or leasing the facility site, and obtaining of required regulatory approvals, including the issuance of environmental and other permits required for construction. In many respects, satisfaction of these conditions is not wholly within OWTE's control and, accordingly, implementation of an awarded project is not assured, or may occur only after substantial delays.

  Each Service Agreement is different in order to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements, and other factors. The following description sets forth terms that are generally common to these agreements: (i) the Operating Subsidiary designs the facility, generally applies for the principal permits required for its construction and operation, helps to arrange for financing, and then constructs and equips the facility on a fixed price and schedule basis. The actual construction and installation of equipment is performed by contractors under the supervision of the Operating Subsidiary. The Operating Subsidiary bears the risk of costs exceeding the fixed price of the facility and may be charged liquidated damages for construction delays, unless caused by the Client Community or by unforeseen circumstances beyond its control, such as changes of law ("Unforeseen Circumstances"). After the facility successfully completes acceptance testing, the Operating Subsidiary operates and maintains the facility for an extended term, generally 20 years or more; (ii) the Operating Subsidiary generally guarantees that the facility will meet minimum processing capacity and efficiency standards, energy production levels, and environmental standards. The Operating Subsidiary's failure to meet these guarantees or to otherwise observe the material terms of the Service Agreement (unless caused by the Client Community or by Unforeseen Circumstances) may result in liquidated damages to the Operating Subsidiary or, if the breach is substantial, continuing, and unremedied, the termination of the Service Agreement. In the case of such Service Agreement termination, the Operating Subsidiary may be obligated to discharge project indebtedness; (iii) the Client Community is generally required to deliver minimum quantities of municipal solid waste ("MSW") to the facility and, regardless of whether that quantity of waste is delivered to the facility, to pay a service fee. Generally, the Client Community also provides or arranges for debt financing. Additionally, the Client Community bears the costs of disposing of ash residue from the facility and, in many cases, of transporting the residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste to the facility, and from the presence of hazardous materials on the site, are also borne by the Client Community. In addition, the Client Community is also generally responsible to pay increased expenses and capital costs resulting from Unforeseen Circumstances, subject to limits which may be specified in the Service Agreement; (iv) Ogden typically guarantees each Operating Subsidiary's performance under its respective Service Agreement.

  After construction is completed and the facility is accepted, the Client Community pays the Operating Subsidiary a fixed operating fee which escalates in accordance with specified indices, reimburses the Operating Subsidiary for certain costs specified in the Service Agreement including taxes, governmental impositions (other than income taxes), ash disposal and utility expenses, and shares with the Operating Subsidiary a portion of the energy revenues (generally 10%) generated by the facility.
If the facility is owned by the Operating Subsidiary, the Client Community also pays as part of the Service Fee an amount equal to the debt service due to be paid on the bonds issued to finance the facility. At most facilities, OWTE may earn additional fees from accepting waste from the Client Community or others utilizing the capacity of the facility which exceeds the amount of waste committed by the Client Community.

  OWTE operates transfer stations in connection with some of its waste-to-energy facilities and, in connection with the Montgomery County, Maryland project, uses a railway system to transport Municipal Solid Waste (MSW) and ash residue to and from the facility. OWTE leases and operates a landfill located at its Haverhill, Massachusetts, facility, and leases, but does not operate, a landfill in connection with its Bristol, Connecticut, facility.

  (b) Other Arrangements for Providing Waste-to-Energy Services. OWTE owns two facilities that are not operated pursuant to Service Agreements with Client Communities and may undertake in the future additional such projects. In such projects, OWTE must obtain sufficient waste under contracts with haulers or communities to ensure sufficient project revenues. In these cases, OWTE is subject to risks usually assumed by the Client Community, such as those associated with Unforeseen Circumstances and the supply and price of municipal waste to the extent not contractually assumed by other parties. This group's current contracts with waste suppliers for these two facilities provide that the fee charged for waste disposal service is subject to limited increases in the event that costs of operation increase as a result of Unforeseen Circumstances. On the other hand, in these cases, OWTE generally retains all of the energy revenues from sales of power to utilities or industrial power users and disposal fees for waste accepted at these facilities. Accordingly, OWTE believes that such projects carry both greater risks and greater potential rewards than projects in which there is a Client Community.

  For the projects that are not operated pursuant to a Service Agreement, tipping fees, which are generally subject to escalation in accordance with specified indices, and energy revenues are paid to the OWTE group. Electricity generated by these projects is sold to public utilities and in one instance, steam and a portion of the electricity generated is sold to industrial users. In certain of the contracts under which waste is provided to these facilities, OWTE may be entitled to fee adjustments to reflect certain Unforeseen Circumstances.

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

  (d) OWTE Projects. Certain information with respect to projects as of March 1, 1996 is summarized in the following table:

                    WASTE-TO-ENERGY PROJECTS

                              Tons        Boiler  Commencement
In Operation                  Per Day     Units   of Operations

Tulsa,OK(I)(1).............      750          2            1986
Haverhill/Lawrence,
 MA-RDF(8).................      950          1            1984
Marion County, OR..........      550          2(2)         1987
Hillsborough County, FL(3).    1,200          3(2)         1987
Tulsa, OK(II)(1)(4)........      375          1            1987
Bristol, CT................      650          2(2)         1988
Alexandria/Arlington, VA...      975          3            1988
Indianapolis, IN...........    2,362          3(2)         1988
Hennepin County, MN (1)(5).    1,000          2            1990
Stanislaus County, CA......      800          2            1989
Babylon, NY................      750          2(2)         1989
Haverhill, MA-Mass Burn....    1,650          2            1989
Warren County, NJ (5)......      400          2            1990
Kent County, MI(3).........      625          2(2)         1990
Wallingford, CT(5).........      420          3(2)         1990
Fairfax County, VA.........    3,000          4(2)         1990
Huntsville, AL(3)..........      690          2(2)         1990
Lake County, FL............      528          2(2)         1990
Lancaster County, PA(3)....    1,200          3(2)         1991
Pasco County, FL(3)........    1,050          3(2)         1991
Huntington, NY (6).........      750          3(2)         1991
Hartford, CT (3)(7)(8).....    2,000          3            1989
Detroit, MI (1)(8).........    3,300          3            1989
Honolulu, HI (1)(8)........    2,160          2            1990
Union County, NJ(3)........    1,440          3            1994
Lee County, FL (3).........    1,200          3(2)         1994
Onondaga, NY(6)............      990          3            1995
Montgomery County, MD. (3).    1,800          3(2)         1995

      Total................   33,565

                                                     Estimated
                                                     Construction
                                             Expected         Revenues
Awarded--Not yet            Tons     Boiler  Commencement     (in thousands
Under Construction          Per Day  Units   of Construction  of dollars)

Mercer County, NJ (9)...    1,450        2        1996         $188,200

(1) Facility is owned by an owner/trustee pursuant to a sale/leaseback arrangement.

(2)  Facility has been designed to allow for the addition of another unit.

(3) Facility is owned (or, with respect to facilities not under construction, is to be owned) by the Client Community.

(4) Phase II of the Tulsa facility, which was financed as a separate project, expanded the capacity of the facility from two to three units.

(5) Operating Subsidiaries were purchased after completion, and use a mass-burn technology that is not the Martin Technology.

(6) Owned by a limited partnership in which the limited partners are not affiliated with Ogden.

(7) Under contracts with the Connecticut Resource Recovery Authority and Northeast Utilities, OWTE operates only the boiler and turbine for this facility.

(8) Operating contracts were acquired after completion. Facility uses a refuse-derived fuel technology and does not employ the Martin Technology.

(9) All permits for the Mercer County project have been received, and some construction tasks have commenced. However, substantial construction has been delayed as the Mercer County Improvement Authority considers the impact of legal challenges to New Jersey's flow control system and the continuing lack of curative legislation in Congress. The Authority has confirmed its commitment to the project and is exploring changes to its waste management system that would permit the project to proceed without legal flow control. OWTE and the Authority are working toward this end, and in this regard have discussed the possibility of OWTE owning the project. Were this occur, the OWTE would recognize no revenues in connection with the construction of this facility.


  (e) Technology. The principal feature of the Martin Technology is the reverse-reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin Technology expired in 1989. Ogden has no information that would cause it to believe that any other company uses the basic stoker grate technology that was protected by the expired patent. Moreover, Ogden believes that unexpired patents on other portions of the Martin technology would limit the ability of other companies to effectively use the basic stoker grate technology in competition with Ogden. There are several unexpired patents related to the Martin Technology including: (i) Grate Bar for Grate Linings, Especially in Incinerators - expires, 1999; (ii) Method and Arrangement for Reducing NOx Emissions from Furnaces - expires 2000; (iii) Method and Apparatus for Regulating the Furnace Output of Incineration Plants - expires 2007; (iv) Method for Regulating the Furnace Output in Incineration Plants - expires 2008; and (v) Feed Device with Filling Hopper and Adjoining Feed Chute for Feeding Waste to Incineration Plants - expires 2008. More importantly, Ogden believes that it is Martin's know-how in designing and manufacturing stoker and grate components, Martin's worldwide reputation in the waste-to-energy field, and Ogden's know-how in designing, constructing and operating waste-to-energy facilities, rather than the use of patented technology, that is important to Ogden's competitive position in the waste-to-energy industry in the United States. Ogden does not believe that the expiration of the patent covering the basic stoker grate technology or patents on other portions of the Martin Technology will have a material adverse effect on Ogden's financial condition or competitive position.

  The Company believes that mass burn technology is now the predominant technology used for the combustion of solid waste. Although the Company believes the Martin technology as superior overall, there are several other mass-burn technologies available in the market including those of Von Roll, Widmer & Ernst, Takuma, Volund, Steinmueller, Deutsche Babcock, O'Connor, and Detroit Stoker. In addition, other innovative non-mass burn technologies have been developed from time-to-time. Such technologies may claim reduced air emissions, but to date have been unproven on a large scale operation and appear likely to be substantially more expensive. Martin seeks to implement improvements and modifications to its technology in order to maintain its competitive position with non-mass burn technologies. However, should such technologies develop that offer competitive advantages to mass burn, OWTE's ability to respond in the United States would be limited by the Cooperation Agreement--see(f) below.

  (f) The Cooperation Agreement. Under an agreement between Martin and Ogden (the "Cooperation Agreement"), OPI has the exclusive rights to market the proprietary technology (the "Martin Technology") of Martin in the United States, Canada, Mexico, Bermuda, certain Caribbean countries, most of Central and South America, and Israel. In addition, in Germany, Turkey, Saudi Arabia, Kuwait, the Netherlands, Denmark, Norway, Sweden, Finland, Poland, and Italy, OPI has the preferential right to cooperate with Martin to utilize the Martin Technology to provide full service design, construct, and operate projects. Martin is obligated to assist OPI in installing, operating, and maintaining facilities incorporating the Martin Technology. The fifteen year term of the Cooperation Agreement renews automatically each year unless notice of termination is given, in which case the Cooperation Agreement would terminate 15 years after such notice. Additionally, the Cooperation Agreement may be terminated by either party if the other fails to remedy its material default within 90 days of notice. The Cooperation Agreement is also terminable by Martin if there is a change of control (as defined in the Cooperation Agreement) of Ogden Martin Systems, Inc. ("OMS"), a wholly-owned subsidiary of OPI or any direct or indirect parent of OMS not approved by its respective board of directors. Although termination would not affect the rights of OPI to design, construct, operate, maintain, or repair waste-to-energy facilities for which contracts have been entered into or proposals made prior to the date of termination, the loss of OPI's right to use the Martin Technology could have a material adverse effect on OPI's future business and prospects.

  (g) Backlog. OWTE's backlog as of December 31, 1995, is set forth under (d) above. As of December 31, 1994, the estimated unrecognized construction revenues for projects under construction was $44,764,000 and the estimated construction revenues for projects awarded but not yet under construction was approximately $260,000,000. The amounts in 1995 and 1994 for projects under construction were estimated based on the difference between the total contract value and the cumulative construction revenue recognized as of that date. The completion of the facility in Montgomery County, Maryland, accounted for the entire decrease in the amount for projects under construction. As of December 31, 1995, there were no longer any projects under construction. The decrease in the amount for projects awarded but not yet under construction was due to the termination of the project in Halifax, Nova Scotia.

PROJECTS' FOREIGN BUSINESS DEVELOPMENT

  OWTE, OEI and OYWC develop projects in foreign countries. In 1995 OWTE modified its strategy for the development of its waste-to-energy business in selected international markets to focus on a limited number of opportunities which can be developed in conjunction with local companies. OWTE has entered into an agreement with CTCI Corporation in Taiwan to jointly pursue waste-to-energy operation and maintenance contracts in Taiwan. The agreement provides that OPI will perform as a technical advisor to CTCI and will receive a share of pretax profits from certain awarded contracts. In 1995, CTCI bid and was awarded the operation and maintenance of a 900-metric tonnes per day facility in Hsintien, Taipei County, for a period of six years commencing November 1995. In addition, as indicated in the discussions about their businesses, OEI and OYWC are actively pursuing opportunities in many foreign countries and OEI has established an office in Hong Kong where opportunities for the services provided by these groups are highly dependent upon the elimination of historic legal and political barriers to the participation of foreign capital and foreign companies in the financing, construction, ownership and operation of infrastructure facilities. For example, in many countries, the production, distribution and delivery of electricity has traditionally been provided by governmental or quasi-governmental agencies. Although a number of these countries have recently liberalized their laws and policies with regard to the participation of private interests and foreign capital in their electric sectors, not all have done so, and not all that have done so may afford acceptable opportunities for OPI.

  The development, construction, ownership and operation of facilities in foreign countries also exposes the Company to several potential risks that typically are not involved in such activities in the United States.

  Many of the countries in which OWTE, OEI and OYWC are or intend to be active in developing projects are lesser developed countries or developing countries. The financial condition and creditworthiness of the potential purchasers of power and services provided by OWTE, OEI and OYWC which may be a governmental or private utility or industrial consumer--or of the suppliers of fuel for alternate energy projects or of waste for waste-to-energy projects in these countries--may not be as strong as those of similar entities in developed countries. The obligations of the purchaser under the power purchase agreement, the services recipient under the related service agreement and the supplier under the fuel supply agreement generally are not guaranteed by any host country governmental or other creditworthy agency.

  OWTE and OEI projects in particular are keenly dependent on the reliable and predictable delivery of fuel, municipal solid waste in the case of waste-to-energy, meeting the quantity and quality requirements of the project facilities. OWTE and OEI will in all cases seek to negotiate long-term contracts for the supply of fuel with creditworthy and reliable suppliers under terms that will permit it to project the future cost of fuel through the life of the contract. However, the reliability of fuel deliveries may be compromised by one or more of several factors that may be more acute or may occur more frequently in developing countries than in developed countries, including a lack of sufficient infrastructure to support deliveries under all circumstances, bureaucratic delays in the import, transportation and storage of fuel in the host country, customs and tariff disputes and local or regional unrest or political instability.

  Payment for services that OWTE, OEI and OYWC provide will often be made in whole or part in the domestic currencies of the host countries. Conversion of such currencies into U.S. dollars generally as not assured by a governmental or other creditworthy host country agency, and may be subject to limitations in the currency markets, as well as restrictions of the host country. In addition, fluctuations in value of such currencies against the value of the U.S. dollar may cause OPI's participation in such projects to yield less return than expected. Transfer of earnings and profits in any form beyond the borders of the host country may be subject to special taxes or limitations imposed by host country laws.

  In addition, OWTE, OEI and OYWC will generally participate in projects, the facilities for which will be fixed and practically immovable. The provision of electric power, waste disposal and water and wastewater services are treated as a matter of national or key economic importance by the laws and politics of many host countries. There is therefore some risk that the assets constituting the facilities of these projects could be temporarily or permanently expropriated or nationalized by a host country, or made subject to martial or exigent law or control.

  OPI will seek to manage and mitigate these risks through all available means that it deems appropriate. They will include: careful political and financial analysis of the host countries and the key participants in each project; guarantees of relevant agreements with creditworthy entities; political risk and other forms of insurance; participation by international finance institutions, such as affiliates of the World Bank, in financing of projects in which it participates; and joint ventures with other companies to pursue the development, financing and construction of these projects.

GAIN ON SALE OF LIMITED PARTNERSHIP INTERESTS

  During 1994, an Operating Subsidiary of OWTE that is the owner of the Onondaga County, New York, facility sold limited partnership interests and tax benefits to third party investors. Under the Onondaga limited partnership agreement, the Operating Subsidiary is the general partner and retains responsibility for the operation and maintenance of the facility.

OTHER ACTIVITIES

  OPI also intends to develop, operate and, in some cases, own projects that process recyclable paper products into containerboard for reuse in the commercial sector. As with OWTE's projects, such projects involve various contractual arrangements with a variety of private and public entities, including municipalities, lenders, joint venture partners (which may provide some of the financing or technical support), purchasers of the plant output, and contractors and subcontractors which build the facilities. In addition, such projects require significant amounts of energy in the form of steam, which may be provided by present or future waste-to-energy projects operated by OWTE.

  In 1993, OPI discontinued the fixed-site hazardous waste business conducted through American Envirotech, Inc., an indirect subsidiary. In light of substantial and adverse changes in the market for hazardous waste incineration services and regulatory uncertainty stemming from EPA pronouncements, OPI ceased all development activities. Although OPI continues to hold permits and certain related assets pending resolution of certain litigation, any other related assets have been disposed of or otherwise abandoned. (See "Item 3. Legal Proceedings and Environmental Matters" of this Form 10-K.)

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

  OWTE markets its services principally to governmental entities, including city, county, and state governments as well as public authorities or special purpose districts established by one or more local government units for the purpose of managing the collection and/or disposal of municipal solid waste ("MSW"). Since 1989 there has been a decline in the number of communities requesting proposals for waste-to-energy facilities.

  The Company believes that it is likely that there will be few or no opportunities for new waste-to-energy facilities in the United States in the next three to five years. Ogden believes that this decline has resulted from a number of factors that adversely affected communities' willingness to make long-term capital commitments to waste disposal projects, including: declining prices at which energy can be sold; declining alternative disposal costs; uncertainties about the impact of recycling on the waste stream; and continuing concerns arising from the Clean Air Act Amendments of 1990.

  Ogden believes that waste-to-energy facilities and recycling are complementary methods of managing a community's waste disposal needs. The fact that many of Ogden's Client Communities have recycling rates in excess of national averages demonstrates that a properly sized waste-to-energy facility does not hinder achievement of aggressive recycling goals.

  MSW is typically supplied to OWTE's facilities pursuant to long-term contracts. In most of the markets that OWTE currently serves, the cost of waste-to-energy services to its current Client Communities is competitive with the cost of other disposal alternatives, mainly landfilling.

  Compliance with regulations adopted in 1996 by the United States Environmental Protection Agency (the "EPA") to control air pollutant emissions from landfills will to some extent increase the cost of landfilling, although landfills may be less expensive in some cases, in the short term, than waste-to-energy facilities. Landfills generally do not commit their capacity for extended periods. Much of the landfilling done in the United States is done on a spot market or through short term contracts (less than 5 years). Accordingly, landfill pricing tends to be more volatile as a result of periodic changes in waste generation and available capacity than Ogden's pricing, which is based on long-term contracts. Ogden believes that landfills have not been required to comply with permitting requirements under existing law relating to the emission of air pollutants and that this provides landfills with a competitive advantage.

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

  Another factor affecting the demand for new waste-to-energy projects was a 1994 United States Supreme Court decision invalidating state and local laws and regulations mandating that waste generated within a given jurisdiction be taken to a designated facility. See "Flow Control."

  Notwithstanding the decline in opportunities for new waste-to-energy facilities, OWTE believes there may be opportunities at existing facilities for expansion.

  Competition for projects is intense in all markets in which Projects does business or intends to do business. There are numerous companies in the United States and in several foreign countries that pursue these projects. Many of these companies have more experience, capital and other resources than does Ogden.

  OWTE, OEI and OYWC expend substantial amounts for the development of new businesses some of which expenditures are capitalized. Expenditures include the costs of contract and site acquisition, feasibility and environmental studies, technical and financial analysis, and in some cases the preparation of extensive proposals in response to public or private requests for proposals. Development of independent power projects involves substantial risk to the developers which is not within their control. Success depends upon obtaining in a timely manner acceptable contractual arrangements and financing, appropriate sites, acceptable licenses and environmental permits and other government approvals. Even after the required contractual arrangements are achieved, implementation of the contract often is subject to substantial conditions that may be outside the control of the developer. If development opportunities in which the Company is involved are no longer viewed as viable, such costs are written off as an expense. OWTE has made contractual arrangements with some of its Client Communities for the partial recovery of development costs if the project fails to be implemented for reasons beyond OWTE's control.

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

EMPLOYEE AND LABOR RELATIONS

  As of January 31, 1996, Ogden and its subsidiaries employed approximately 45,000 people.

  Certain employees of Ogden are employed pursuant to collective bargaining agreements with various unions. During 1995 Ogden successfully renegotiated collective bargaining agreements in certain of its business sectors with no strike-related loss of service. However, in January, 1996 negotiations between New York City commercial office building owners and Local 32B-32J Service Employees International Union, AFL-CIO broke off following the December 31, 1995 expiration of the previous industry wide collective bargaining agreement. As a result thereof approximately 30,000 Union employees went on strike on January 4, 1996. Ogden's Facility Management Services employs approximately 1,700 Union employees which were effected by the strike under contracts with the building owners. The strike was settled in February 1996 and there was no significant impact on Ogden's consolidated operations as a result of this strike. Ogden considers relations with its employees to be good and does not anticipate any further significant labor disputes in 1996.

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

  The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of waste-to-energy, independent power and water and wastewater projects. There can be no assurance that all required permits will be issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third party appeals challenging permit issuance. Failure to meet conditions of these permits or of the Environmental Regulatory Laws and the corresponding regulations can subject an Operating Subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include monetary penalties, and orders requiring certain remedial actions or limiting or prohibiting operation. To date, OPI has not incurred material penalties, been required to incur material capital costs or additional expenses, nor been subjected to material restrictions on its operations as a result of violations of environmental laws, regulations, or permits. Certain of the Environmental Regulatory Laws also authorize suits by private parties for damages and injunctive relief. Repeated unexcused failure to comply with environmental standards may also constitute a default by OWTE or OYWC.

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

  The Clean Air Act Amendments of 1990 required EPA to promulgate New Source Performance Standards ("NSPS") and Emission Guidelines ("EG") applicable to new and existing municipal waste combustion units for particulate matter (total and fine), opacity (as appropriate), sulfur dioxide, hydrogen chloride, oxides of nitrogen, carbon monoxide, dioxins and dibenzofurans. The laws of other countries also may require permitting, regulate emissions into the environment, and provide governmental entities with authority to impose sanctions for violations, although these requirements are generally not as rigorous as those of the United States. Compliance with environmental standards comparable to those of the United States may also be conditions to the provision of credit from multi-lateral lenders such as the World Bank.

  The NSPS and EG, which were issued in final form in 1995, will require capital improvements or operating changes to most of the waste to energy facilities operated by OWTE to control nitrogen oxides, organics, mercury and acid gases. The exact timing and cost of such modifications cannot be stated definitively because State regulations embodying these have generally not been finally adopted. The costs to meet new rules for existing facilities owned by Client Communities will be borne by the Client Communities. For projects owned or leased by Ogden and operated under a Service Agreement, the Client Community has the obligation to fund such capital improvements, to which Ogden may be required to make an equity contribution, generally 20%. In addition, Ogden is required to fund the full cost of these capital improvements at those facilities that are either not operated pursuant to a Service Agreement or whose Service Agreement does not require the costs to be borne by the Client Community. At December 31, 1995, the Company estimates that its commitments for these capital improvements to total approximately $30,000,000 over the next four years. Ogden believes that most costs incurred to meet EG and operating permit requirements at facilities it operates may be recovered from Client Communities and other users of its facilities through increased tipping fees permitted under applicable contracts.

  The Clean Air Act also requires each state to develop a state implementation plan that outlines how areas out of compliance with federally-established national ambient air quality standards will achieve compliance. In addition, states must also develop an operating permit program. Most states are now in the process of implementing these requirements. The state implementation plans and the operating permits to be issued under them may place new requirements on waste-to-energy facilities. Under federal law, the new operating permits may have a term of up to 12 years after issuance or renewal, subject to review every five years.

  Domestic drinking water facilities developed in the future by OYWC will be subject to regulation of water quality by the EPA under the Federal Safe Drinking Water Act and by similar state laws. Domestic wastewater facilities are subject to regulation under the Federal Clean Water Act and by similar state laws. These laws provide for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. Under the federal Clean Water Act, OYWC may be required to obtain and comply with National Pollutant Discharge Elimination System permits for discharges from its treatment stations. Generally, under its current contracts the client community is responsible for fines and penalties resulting from the delivery to OYWC's treatment facilities of water not meeting standards set forth in the contract.

  The Environmental Remediation Laws prohibit disposal of hazardous waste other than in small, household-generated quantities at OWTE's municipal solid waste facilities. The Service Agreements recognize the potential for improper deliveries of hazardous wastes and specify procedures for dealing with hazardous waste that is delivered to a facility. Although certain Service Agreements require the Operating Subsidiary to be responsible for some costs related to hazardous waste deliveries, to date, no Operating Subsidiary has incurred material hazardous waste disposal costs.

ENERGY AND WATER REGULATION

  OWTE and OEI's domestic businesses are subject to the provisions of federal, state and local energy laws applicable to their development, ownership and operation of their domestic facilities, and to similar laws applicable to their foreign operations. Federal laws and regulations govern transactions with utilities, the types of fuel used and the power plant ownership. State regulatory regimes govern rate approval and other terms under which utilities purchase electricity from independent producers, except to the extent such regulation is pre-empted by federal law.

  Pursuant to federal Public Utility Regulatory Policies Act ("PURPA"), the Federal Energy Regulatory Commission ("FERC") has promulgated regulations that exempt qualifying facilities (facilities meeting certain size, fuel and ownership requirements) from compliance with certain provisions of the Federal Power Act ("FPA"), the Public Utility Holding Company Act of 1935 ("PUHCA"), and, except under certain limited circumstances, state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was promulgated in 1978 to encourage the development of cogeneration facilities and small facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to qualifying facilities from the FPA and PUHCA and most aspects of state electric utility regulation are of great importance to OPI and its competitors in the waste-to-energy and independent power industries.

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

  In 1995, the FERC issued two orders in which it modified its previous interpretation of PURPA and held that state laws and regulatory orders directing utilities to purchase electricity from qualifying facilities at rates in excess of the utility's projected avoided costs were pre-empted by PURPA and that contracts providing for such above-avoided cost rates were void. Such laws and regulations have been used in the past by states to encourage the development of environmentally beneficial facilities such as waste-to-energy facilities. The FERC stated in both orders that it intends to apply its reinterpretation of PURPA only on a prospective basis and that it will not entertain requests by utilities to invalidate power sales agreements entered into pursuant to such state laws and regulatory orders unless the purchasing utility raised the issue of the legality of the rate at the time of contract execution. Ogden does not believe any of the power sales agreements related to its OWTE and OEI facilities is subject to challenge based on the prospective nature of the orders.

  Under PUHCA, any entity owning or controlling ten percent or more of the voting securities of a "public utility company" or company which is a "holding company" of a public utility company is subject to registration with the Securities and Exchange Commission (the "SEC") and regulation by the SEC unless exempt from registration. Under PURPA, projects that satisfy the definition of a "qualifying facility" are exempt from regulation under PUHCA. Under the Energy Policy Act of 1992, projects that satisfy the definition of an "exempt wholesale generator" ("EWG") are not public utility companies under PUHCA. Finally, projects that satisfy the definition of "foreign utility companies" are exempt from regulation under PUHCA. Ogden believes that all of its projects involved in the generation, transmission and/or distribution of electricity, both domestically and internationally, will qualify for an exemption from PUHCA and Ogden will not be required to register with the SEC.

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

  At present, certain members of Congress have indicated their intention of introducing legislation designed to increase competition in the electric utility industry. Modification or repeal of the PURPA and PUHCA are among the legislative changes that have been discussed. Ogden cannot predict when or if energy legislation will be enacted or what impact, if any, such legislation will have on its businesses.

  OEI presently has, and intends to continue to acquire, ownership and operating interests in projects outside the United
States. Most countries have expansive systems for the regulation of the power business. These generally include provisions relating to ownership, licensing, rate setting and financing of generating and transmission facilities.

  OYWC's business may be subject to the provisions of state, local and, in the case of foreign operations, national utility laws applicable to the development, ownership and operation of water supply and waste-water facilities. Whether such laws apply depends upon the local regulatory scheme as well as the manner in which OYWC provides its services. Where such regulations apply, they may relate to rates charged, services provided, accounting procedures, acquisitions and other matters. In the United States, rate regulations have typically been structured to provide a pre-determined return on the regulated entities investments. In other jurisdictions, the trend is towards periodic price reviews comparing rates to anticipated capital and operating revenues. The regulated entity benefits from efficiencies achieved during the period for which the rate is set.

FLOW CONTROL

  Many states provide for local and regional solid waste planning and require that new solid waste facilities may be constructed only in conformity with these plans. Certain of these laws, sometimes referred to as legal flow control, authorize state agencies to require delivery of waste generated within their jurisdiction to designated facilities. In 1994, the United States Supreme court held that such laws were constitutionally invalid. Federal legislation proposed to authorize flow control has not been adopted to date.

  Although the rates OWTE charges its Client Community are generally competitive with other disposal options, additional administrative, recycling and similar charges added to OWTE's rates may raise the costs of disposal at its facilities. Some Client Communities have experienced erosion of waste deliveries. Under most Service Agreements, the Client Community bears the economic impact of waste delivery shortfalls. Client Communities are now evaluating options to attract additional waste to facilities. Certain of these options have been tested in the federal courts and sustained.

  Although it is likely that the Supreme Court's decision has adversely effected the market for new waste-to-energy facilities, other factors are believed by Ogden to be more significant for the inactive market. See Other Information: MARKETS,
COMPETITION, AND GENERAL BUSINESS CONDITIONS.

ASH RESIDUE

  In 1994, the United States Supreme Court held that municipal solid waste ash residue demonstrated by testing to possess hazardous characteristics is subject to RCRA's provisions for management as a hazardous waste relating to transportation, disposal and treatment downstream of the point of generation.
The Supreme Court's ruling has not had a significant impact on OWTE's business. Following that decision and related EPA actions, OWTE made adjustments to its operations and, as required by EPA guidelines issued after the Court's decision, sampled and tested the ash residue leaving its facilities. No ash residue from a fully operational facility operated by Ogden has been characterized as hazardous under the present or past EPA prescribed test procedures and such ash residue is currently disposed of in permitted landfills as non-hazardous waste. In certain states, ash residue from certain waste-to-energy facilities of other vendors or communities has, on occasion, been found to have hazardous characteristics under these test procedures.

  In 1994, as previously reported, trade association of which Ogden is a member, Ogden and other industry members filed an action against the EPA in federal court challenging certain actions taken by the EPA following the Court's ruling which could have required some waste-to-energy facilities to obtain permits under RCRA in connection with their handling of ash. Subsequent agency actions confirmed that such permitting would not be required and the suit has been withdrawn.

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

  Ogden Services Corporation, through wholly-owned subsidiaries, owns and leases buildings in various areas in the United States and several foreign countries which house office, laboratory and warehousing operations. The leases range from a month-to-month term to as long as five years. Ogden Services Corporation also owns a 12,000 square-foot warehouse and office facility located in Long Island City, New York.

  The Aviation Services in-flight food service operation facilities, aggregating approximately 600,000 square feet, are leased, except at Newark, New Jersey; Miami, Florida; and Las
Vegas, Nevada, which are owned.

  Entertainment operates Fairmount Park racetrack pursuant to a long-term lease which expires in 2017. Fairmount Park conducts thoroughbred and harness racing on a 150-acre site located in Collinsville, Illinois, eight miles from downtown St. Louis. Entertainment also owns a 148-acre site located at East St. Louis, Illinois.

  Entertainment also owns and operates Grizzly Park, a nature-based entertainment facility located on approximately 25-acres near Yellowstone National Park in West Yellowstone, Montana. Pursuant to a lease agreement with the State of Florida, which expires in 2008, Entertainment also has a leasehold interest in Silver Springs, a 250-acre nature-based park, and Wild Waters, a 6-acre park featuring a variety of water slides and events, both parks are located near Ocala, Florida.

  Ogden Technology leases most of its facilities, consisting almost entirely of office space. This includes a 15-year lease which began in 1995 for its headquarters facility in Fairfax, Virginia, for approximately 139,000 square feet as well as office space in other locations throughout the United States under lease terms of five years or less. Ogden Professional Services occupies approximately 77,000 square feet and Ogden Communications, Inc. occupies approximately 15,000 square feet of the Fairfax headquarters facility.

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

  (b)  Projects

  OPI's principal executive offices are located in Fairfield, New Jersey, in an office building located on a 5.4-acre site owned by OPI. It also leases approximately 47,000 square feet of office space in Fairfax, Virginia.

  The following table summarizes certain information relating to the locations of the properties owned or leased by OPI or its subsidiaries as of January 31, 1996(1).

                        Approximate
                         Site Size
Location                 in Acres  Site Use                 Nature of Interest

Fairfield, New Jersey       5.4    Office space             Own

Marion County, Oregon      15.2    Waste-to-energy facility Own (2)

Alexandria/Arlington,
  Virginia                  3.3    Waste-to-energy facility Acquiring the Alexandria
                                                            Authority's and the Arlington
                                                            Authority's interest under Site
                                                            lease (expires Oct. 1, 2025)
                                                            pursuant to Conditional Sale
                                                            Agreement

Bristol, Connecticut       18.2    Waste-to-energy facility Own (2)

Bristol, Connecticut       35.0    Landfill                 Site lease (expires Jul. 1, 2014)

Indianapolis, Indiana      23.5    Waste-to-energy facility Site lease (expires Dec., 2008
                                                            subject to four 5-year renewal
                                                            options) (2)

Stanislaus County,
  California               16.5    Waste-to-energy facility Site lease (expires Aug. 20, 2021 subject to 15-year renewal option)
                                                            (2)

Babylon, New York           9.5    Waste-to-energy facility Site lease (expires Dec. 19, 2010, with renewal options)

Haverhill, Massachusetts   12.7    Waste-to-energy facility Site lease (expires Mar. 16, 1997, subject to sixteen 5-year renewal
                                                            options) (2)

Haverhill, Massachusetts   16.8    RDF processing facility  Site lease (expires Mar. 16, 1997, subject to sixteen 5-year renewal
                                                            options) (2)

Haverhill, Massachusetts   20.2    Landfill                 Site lease (expires Mar. 16, 1997,
                                                            subject to sixteen 5-year renewal
                                                            options) (2)

Lawrence, Massachusetts    11.8    RDF power plant          Own (2)

Lake County, Florida       15.0    Waste-to-energy facility Own (2)

Wallingford, Connecticut   10.3    Waste-to-energy facility Site lease (expires Dec. 1, 2026)
                                                            (2)

Fairfax County, Virginia   22.9    Waste-to-energy facility Acquiring Fairfax Authority's
                                                            interest under Site Lease (expires
                                                            Mar. 10, 2016) pursuant to
                                                            Conditional Sale Agreement

Imperial County,
  California               83.0    Undeveloped land         Own

Montgomery County,
  Maryland                 35.0    Waste-to-energy facility Site lease (expires Nov. 16, 2030)
                                                            (2)

Huntington, New York       13.0    Waste-to-energy facility Site lease (expires Oct. 28, 2012, subject to successive renewal terms
                                                            through Jan. 28, 2029)(2)

Warren County, New Jersey  19.8    Waste-to-energy facility Site lease (expires Nov. 16, 2005 subject to two ten-year
                                                            renewals)(2)

Hennepin County, Minnesota 14.6    Waste-to-energy facility Leases of site and facility
                                                            (expires Oct. 1, 2017 subject to
                                                            renewal options to December 20,
                                                            2024)(2)(3)

Stockton, California        4.5    Contaminated soil        Site lease (expired remediation
                                                            remediation facility February 1,
                                                            1994) (discontinued)

Tulsa, Oklahoma            22.0    Waste-to-energy facility Leases of site and facility
                                                            (expires April 30, 2012 subject to
                                                            renewal options to August 2,
                                                            2026)(2)(3)

Harris County, Texas       14.0    Undeveloped land         Own

Onondaga County, New York  12.0    Facility site            Site lease expires
                                                            contemporaneously with service
                                                            agreement, subject to renewal
                                                            options to May 9, 2020(2)

New Martinsville,
  West Virginia             N/A    Hydroelectric Power      (See description under
                                   Generating Facility      "Projects Independent Power")

Heber, California           N/A    Geothermal Power Plant   (See description under "Projects
                                                            Independent Power")

Heber, California           N/A    Geothermal Power Plant   (See description under "Projects
                                                            Independent Power")

_______________________

(1) Two Facilities not listed in the table were initially owned by political subdivisions and were sold to a leveraged lessor. The leverage lessor entered into lease agreements with the respective Operating subsidiaries as accommodation leases. All of the lease obligations, including the obligation to pay rent, are passed through to the client communities.

(2) The Operating Subsidiary's ownership or leasehold interest is subject to material liens in connection with the financing of the related project.

(3) Sublease of site expires contemporaneously with facility lease.
Item 3.   LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

(a)  Legal Proceedings

     Ogden Corporation and its subsidiaries (the "Company") are parties to various legal proceedings involving matters arising in the ordinary course of business. The Company does not believe that there are any pending legal proceedings for damages against the Company, including the legal proceeding described below, the outcome of which would have a material adverse effect on the Company on a consolidated basis.

     As previously disclosed, Ogden was the defendant in actions brought in state court in Fort Worth and Houston, Texas by several individuals who claimed that Ogden had breached its obligations to them to develop a hazardous waste facility. In March 1995, the Fort Worth court entered partial summary judgment for the plaintiffs (the "Fort Worth Plaintiffs") in that action on the issue of whether Ogden had breached its contractual obligations. Subsequently, the Houston case was abated and the plaintiffs in that case (the "Intervening Plaintiffs") intervened in the Fort Worth action. In October 1995 the Company settled with the Fort Worth Plaintiffs, pursuant to which the summary judgment was vacated. In February 1996, the Intervening Plaintiffs and Ogden reached an oral agreement to settle their action as well. A definitive settlement agreement is being prepared.

(b)  Environmental Matters

     The Company conducts regular inquiries of its subsidiaries regarding litigation and environmental violations which include determining the nature, amount and likelihood of liability for any such claims, potential claims or threatened litigation.

     In the ordinary course of its business, the Company may become involved in Federal, state, and local proceedings relating to the laws regulating the discharge of materials into the environment and the protection of the environment. These include proceedings for the issuance, amendment, or renewal of the licenses and permits pursuant to which a Company subsidiary operates. Such proceedings also include actions brought by individuals or local governmental authorities seeking to overrule governmental decisions on matters relating to the subsidiaries' operations in which the subsidiary may be, but is not necessarily, a party. Most proceedings brought against the Company by governmental authorities or private parties under these laws relate to alleged technical violations of regulations, licenses, or permits pursuant to which a subsidiary operates.
The Company believes that such proceedings will not have a material adverse effect on the Company on a consolidated basis.

     The Company's operations are subject to various Federal, state and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA). Although the Company operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, the Company believes that it is in substantial compliance with existing environmental laws and regulations.

     In connection with certain previously divested operations, the Company may be identified, along with other entities, as being among potentially responsible parties responsible for contribution for costs associated with the correction and remediation of environmental conditions at various hazardous waste disposal sites subject to CERCLA. In certain instances the Company may be exposed to joint and several liability for remedial action or damages. The Company's ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and its contractual arrangement with the purchaser of such operations.

     The potential costs related to such matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery, and the questionable level of the Company's responsibility. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that required remediation and continuing compliance with environmental laws will not have a material adverse effect on the Company on a consolidated basis.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of Ogden during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF OGDEN

     Set forth below are the names, ages, position and office held and year appointed, of all "executive officers" (as defined by Rule 3b-7 of the Securities Exchange Act of 1934) of Ogden as of March 31, 1996:

                                                  CONTINUALLY AN
                    POSITIONS &        AGE AS OF  OGDEN OFFICER
NAME                OFFICE HELD         3/31/96   SINCE
_________________________________________________________________

Ralph E. Ablon      Chairman of the Board    79        1962

R. Richard Ablon    President &              46        1987
                    Chief Executive
                    Officer

Constantine G.Caras Executive Vice           57        1990
                    President & Chief
                    Administrative Officer

Scott G. Mackin     President & Chief        39        1992
                    Operating Officer,
                    Ogden Projects, Inc.,
                    a wholly-owned
                    subsidiary of Ogden

Philip G. Husby     Senior Vice              49        1991
                    President, Chief Financial
                    Officer and Treasurer

Lynde H. Coit       Senior Vice              41        1991
                    President & General
                    Counsel

David L. Hahn       Senior Vice President    44        1995

Rodrigo Arboleda    Senior Vice President    55        1995

Robert M. DiGia     Vice President,          71        1965
                    Controller & Chief
                    Accounting Officer

Quintin G. Marshall Vice President-          34        1995
                    Investor Relations

Kathleen Ritch      Vice President &         53        1981
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

     The following briefly describes the business experience, the principal occupation and employment of the foregoing Executive
Officers during the past five years:


     Ralph E. Ablon has been Chairman of the Board of Ogden since
     1962 and served as its Chief Executive Officer prior to May
     1990.

     R. Richard Ablon has been President and Chief Executive
     Officer of Ogden since May 1990 and has served as Chairman of the Board and Chief Executive Officer of Ogden Projects,
     Inc.,  since November 1990.

     Constantine G. Caras has been Executive Vice President and
     Chief Administrative Officer since July 1990.

     Scott G. Mackin has been considered an Executive Officer of Ogden since 1992. He has been President and Chief Operating
     Officer of Ogden Projects, Inc. since January 1991.

     Philip G. Husby has been Senior Vice President and Chief
     Financial Officer of Ogden since January 1, 1991 and
     Treasurer since January 19, 1995.

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

     Robert M. DiGia has been Vice President, Controller and
     Chief Accounting Officer for more than the past five years.

     Quintin G. Marshall has served as Vice President - Investor Relations since October 1995. From May 1993 to October 1995 he served as Managing Director of CDA Investment Technologies, a division of Thomson Financial. From July 1992 to May 1993 he served as Senior Vice President at Gavin Andersen & Company, an investor relations consulting firm. From September 1986 to March 1992 he served first as Managing Director and then Co-Chief Operation Officer of Georgeson & Company, a proxy solicitation and consulting company.

     Kathleen Ritch has been Vice President and Secretary of
     Ogden for more than the past five years.


                             Part II

Item 5.   MARKET FOR OGDEN'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Page 55 of Ogden's 1995 Annual Report to Shareholders.

     As of March 1, 1996, the approximate number of record holders of Ogden common stock was 9,100.

Item 6.   SELECTED FINANCIAL DATA

     Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Page 32 of Ogden's 1995 Annual Report to Shareholders.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Pages 28 through 31 of Ogden's 1995 Annual Report to Shareholders.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Pages 32 through 52 and Page 55 of Ogden's 1995 Annual Report to
Shareholders.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                            PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF OGDEN

     Pursuant to General Instruction G (3), the information regarding directors called for by this item is hereby incorporated by reference from Ogden's 1996 Proxy Statement to be filed with the Securities and Exchange Commission.


Item 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 1996 Proxy Statement to be filed with the Securities and Exchange Commission. The information regarding officers called for by this item is included at the end of Part I of this document under the heading "Executive Officers of Ogden."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's
1996 Proxy Statement to be filed with the Securities and Exchange
Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's
1996 Proxy statement to be filed with the Securities and Exchange
Commission.

                             Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a) Listed below are the documents filed as a part of this report:

     1). All financial statements contained on pages 33 through 52 and the Independent Auditors' Report on page 53 of Ogden's 1995 Annual Report to Shareholders are incorporated herein by reference.

     2).  Financial statement schedules as follows:

          (i) Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993.

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

          3.2  Ogden's By-Laws, as amended.*

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

     10.0      Material Contracts

          10.1 Credit Agreement by and among Ogden, The Bank of New York, as Agent and the signatory bank Lenders thereto dated as of September 20, 1993.*
               (i) Amendment to Credit Agreement, dated as of November 16, 1995. Transmittal herewith as Exhibit 10.1(i).

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

          10.4 Stock Purchase Option Agreement, dated June 14,
               1989, between Ogden and Ogden Projects, Inc. as amended on November 16, 1989.*

          10.5 Preferred Stock Purchase Agreement, dated July 7,
               1989, between Ogden Financial Services, Inc. and
               Image Data Corporation.*

          10.6 Rights Agreement between Ogden Corporation and Manufacturers Hanover Trust Company, dated as of September 20, 1990 and amended August 15, 1995 to provide The Bank of New York as successor agent.*

          10.7 Executive Compensation Plans

               (a)  Ogden Corporation 1986 Stock Option Plan.*

               (b)  Ogden Corporation 1990 Stock Option Plan.*
                    (i) Ogden Corporation 1990 Stock Option Plan as Amended and Restated as of January 19, 1994.*

               (c)  Ogden Services Corporation Executive Pension
                    Plan.*

               (d)  Ogden Services Corporation Select Savings
                    Plan.*

                    (i) Ogden Services Corporation Select Savings Plan Amendment and Restatement as of January 1, 1995.*

               (e)  Ogden Services Corporation Select Savings Plan
                    Trust.*
                    (i) Ogden Services Corporation Select Savings Plan Trust Amendment and Restatement dated as of January 1, 1995.*

               (f)  Ogden Services Corporation Executive Pension
                    Plan Trust.*

               (g)  Changes effected to the Ogden Profit Sharing
                    Plan effective January 1, 1990.*

               (h)  Ogden Corporation Profit Sharing Plan.*
                    (i) Ogden Profit Sharing Plan as amended and restated January 1, 1991 and as in effect through January 1, 1993.*

                    (ii) Ogden Profit Sharing Plan as amended and
                         restated effective as of January 1,
                         1995.*

               (i)  Ogden Corporation Core Executive Benefit
                    Program.*

               (j)  Ogden Projects Pension Plan.*

               (k)  Ogden Projects Profit Sharing Plan.*

               (l)  Ogden Projects Supplemental Pension and Profit
                    Sharing Plans.*

               (m)  Ogden Projects Employee's Stock Option Plan.*
                    (i) Amendment, dated as of December 29, 1994 to the Ogden Projects Employees' Stock Option Plan. Transmitted herewith as
                         Exhibit 10.7 (u)(i).*

               (n)  Ogden Projects Core Executive Benefit
                    Program.*

               (o) Form of amendments to the Ogden Projects, Inc. Pension Plan and Profit Sharing Plans effective as of January 1, 1994.*

                    (i)  Form of Amended Ogden Projects, Inc.
                         Profit Sharing Plan, effective as of
                         January 1, 1994. Transmitted herewith as
                         Exhibit 10.7 (w)(i).*

                    (ii) Form of Amended Ogden Projects, Inc.
                         Pension Plan, effective as of January 1,
                         1994. Transmitted herewith as Exhibit
                         10.7 (w)(ii).*
               (p)  Ogden Corporation CEO Formula Bonus Plan.*

          10.8      Employment Agreements

               (a)  Employment Letter Agreement between Ogden and
                    Lynde H. Coit dated January 30, 1990.*

               (b) Employment Agreement between Ogden and R. Richard Ablon dated as of May 24, 1990.*
                    (i)  Letter Amendment Employment Agreement
                         between Ogden and R. Richard Ablon dated as of October 11, 1990.*

               (c)  Employment Agreement between Ogden and C. G.
                    Caras dated as of July 2, 1990.*
                    (i) Letter Amendment to Employment Agreement between Ogden Corporation and C.G. Caras, dated as of October 11, 1990.*

               (d)  Employment Agreement between Ogden and Philip
                    G. Husby as of July 2, 1990.*

               (e)  Termination Letter Agreement between Maria P.
                    Monet and Ogden dated as of October 22, 1990.*


               (f) Letter Agreement between Ogden Corporation and Ogden's Chairman of the Board, dated as of January 16, 1992.*

               (g) Employment Agreement between Ogden and Ogden's Chief Accounting Officer dated as of December
                    18, 1991.*

               (h) Employment Agreement between Scott G. Mackin and Ogden Projects, Inc. dated as of January
                    1, 1994.*

               (i) Employment Agreement between David L. Hahn and Ogden Corporation, dated December 1, 1995.
                    Transmitted herewith as Exhibit 10.8(i).

          10.9      First Amended and Restated Ogden Corporation
                    Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Mission Funding Zeta and Pitney Bowes Credit
                    Corporation.*

          10.10 Ogden Corporation Guaranty Agreement as of January 30, 1992 by Ogden Corporation for the benefit of Allstate Insurance Company and Ogden Martin Systems of Huntington Resource Recovery Nine Corporation.*

          11 Ogden Corporation and Subsidiaries Detail of Computation of Earnings Applicable to Common Stock for the years ended December 31, 1995, 1994 and 1993. Transmitted herewith as
                    Exhibit 11.

          13 Those portions of the Annual Report to Stockholders for the year ended December 31, 1995, which are incorporated herein by reference. Transmitted herewith as Exhibit 13.

          21 Subsidiaries of Ogden. Transmitted herewith as Exhibit 21.

          23 Consent of Deloitte & Touche LLP. Transmitted herewith as Exhibit 23.

          27        Financial Data Schedule (EDGAR Filing Only).

          *    Incorporated by reference as set forth in the
               Exhibit Index of this Annual Report on Form 10-K.

          (b) No Reports on Form 8-K were filed by Ogden during the fourth quarter of 1995.

                           SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OGDEN CORPORATION

Date: March 27, 1996               By /S/ R. Richard Ablon
                                      R. Richard Ablon
                                      President and Chief
                                      Executive Officer



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


     SIGNATURE                          TITLE


/S/ Ralph E. Ablon            Chairman of the Board & Director
RALPH E. ABLON

/S/ R. Richard Ablon          President & Chief Executive Officer
R. RICHARD ABLON              and Director

/S/ Philip G. Husby           Senior Vice President, Treasurer and
                              PHILIP G. HUSBYChief Financial Officer

/S/ Robert M. DiGia           Vice President, Controller and Chief
ROBERT M. DIGIA               Accounting Officer

/S/ David M. Abshire          Director
DAVID M. ABSHIRE

/S/ Norman G. Einspruch       Director
NORMAN G. EINSPRUCH

/S/ Constantine G. Caras      Director
CONSTANTINE G. CARAS

/S/ Attallah Kappas           Director
ATTALLAH KAPPAS

                              Director
TERRY ALLEN KRAMER

                              Director
MARIA P. MONET

/S/ Judith D. Moyers          Director
JUDITH D. MOYERS

/S/ Homer A. Neal             Director
HOMER A. NEAL

/S/ Stanford S. Penner        Director
STANFORD S. PENNER

/S/ Jesus Sainz               Director
JESUS SAINZ

/S/ Frederick Seitz           Director
FREDERICK SEITZ

/S/ Robert E. Smith           Director
ROBERT E. SMITH

/S/ Helmut F.O. Volcker       Director
HELMUT F.O. VOLCKER

/S/ Abraham Zaleznik          Director
ABRAHAM ZALEZNIK

INDEPENDENT AUDITORS' REPORT

Ogden Corporation:

We have audited the consolidated financial statements of Ogden Corporation and subsidiaries as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 5, 1996, which report includes an explanatory paragraph relating to the adoption of Statements of Financial Accounting Standards Nos. 106, 112, 115, and 121; such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Ogden Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche, LLP

New York, New York
February 5, 1996

SCHEDULE II

                                                  OGDEN CORPORATION AND SUBSIDIARIES
                                                  VALUATION AND QUALIFYING ACCOUNTS

                                                  FOR THE YEAR ENDED DECEMBER 31, 1994
          COLUMN A                           COLUMN B                     COLUMN C                    COLUMN D          COLUMN E
                                                                         ADDITIONS

                                             BALANCE AT          CHARGED TO                                             BALANCE AT
                                             BEGINNING           COSTS AND       CHARGED TO                               END OF
         DESCRIPTION                         OF PERIOD           EXPENSES      OTHER ACCOUNTS        DEDUCTIONS           PERIOD

Allowances deducted in the balance sheet from the assets to which they apply:

Doubtful receivables - current               $25,547,000        $ 5,869,000   $10,241,000 (A)    $ 9,047,000 (D)       $32,783,000
                                                                                   31,000 (B)
                                                                                  142,000 (C)

Deferred charges on projects                     750,000          5,650,000     1,350,000 (B)        750,000 (E)         7,000,000

  TOTAL                                      $26,297,000        $11,519,000   $11,764,000        $ 9,797,000           $39,783,000

Allowances not deducted:

Provision for consolidation of facilities    $ 4,720,000                                         $ 1,320,000 (G)       $ 3,400,000

Estimated cost of disposal of discontinued
operations                                     1,008,000                      $ 1,485,000 (F)      1,548,000 (G)           945,000

Reserves relating to tax indemnification
and other contingencies in connection
with the sale of limited partnership
interests in and related tax benefits of
a waste-to-energy facilty                                       $ 6,000,000                                              6,000,000

Other                                          1,477,000          3,500,000    (1,350,000) (B)        23,000 (G)         3,604,000

  TOTAL                                      $ 7,205,000        $ 9,500,000    $  135,000        $ 2,891,000           $13,949,000

Notes:
(A)  Reserve for contract billing adjustments.
(B)  Transfer from other accounts.
(C)  Recoveries of amounts previously written off.
(D)  Write-offs of receivables considered uncollectible.
(E)  Write-offs of unsuccessful development costs.
(F) Net proceeds from operations and sale of assets relating to discontinued operations credited to provision.
(G)  Payments charged to allowances.

SCHEDULE II

                                                  OGDEN CORPORATION AND SUBSIDIARIES
                                                  VALUATION AND QUALIFYING ACCOUNTS

                                                  FOR THE YEAR ENDED DECEMBER 31, 1993
          COLUMN A                           COLUMN B                     COLUMN C                    COLUMN D          COLUMN E
                                                                         ADDITIONS

                                             BALANCE AT          CHARGED TO                                             BALANCE AT
                                             BEGINNING           COSTS AND       CHARGED TO                               END OF
         DESCRIPTION                         OF PERIOD           EXPENSES      OTHER ACCOUNTS        DEDUCTIONS           PERIOD

Allowances deducted in the balance sheet from the assets to which they apply:


Doubtful receivables - current               $19,730,000         $7,682,000    $4,073,000 (A)    $ 6,034,000 (D)       $25,547,000
                                                                                  119,000 (B)         94,000 (E)
                                                                                   71,000 (C)

Deferred charges on projects                     750,000                                                                   750,000

  TOTAL                                      $20,480,000         $7,682,000    $4,263,000        $ 6,128,000           $26,297,000


Allowances not deducted:

Provision for consolidation of facilities    $ 6,040,000                                         $ 1,320,000 (G)       $ 4,720,000

Estimated cost of disposal of discontinued
operations                                     7,620,000         $1,706,000    $4,061,000 (F)     12,379,000 (H)         1,008,000
Other                                            285,000          1,350,000                          158,000 (G)         1,477,000

  TOTAL                                      $13,945,000         $3,056,000    $4,061,000        $13,857,000           $ 7,205,000


Notes:
(A)  Reserve for contract billing adjustments.
(B)  Transfer from other accounts.
(C)  Recoveries of amounts previously written off.
(D)  Write-offs of receivables considered uncollectible.
(E)  Transfer to other accounts.
(F)  Net proceeds from on-site remediation utilizing mobile technology
     $3,853,000 and reclassification of liabilities pertaining to fixed-site hazardous waste business $208,000.
(G)  Payments charged to allowances.
(H)  Gain from on-site remediation business utilizing mobile technology.

SCHEDULE II

                                                  OGDEN CORPORATION AND SUBSIDIARIES
                                                  VALUATION AND QUALIFYING ACCOUNTS

                                                  FOR THE YEAR ENDED DECEMBER 31, 1995
          COLUMN A                           COLUMN B                     COLUMN C                    COLUMN D          COLUMN E
                                                                         ADDITIONS

                                             BALANCE AT          CHARGED TO                                             BALANCE AT
                                             BEGINNING           COSTS AND       CHARGED TO                               END OF
         DESCRIPTION                         OF PERIOD           EXPENSES      OTHER ACCOUNTS        DEDUCTIONS           PERIOD

Allowances deducted in the balance sheet from the assets to which they apply:

Doubtful receivables - current               $32,783,000        $ 7,204,000     $  64,000 (A)    $ 3,012,000 (B)       $37,039,000


Deferred charges on projects                   7,000,000          3,670,000                        7,000,000 (C)         3,670,000

  TOTAL                                      $39,783,000        $10,874,000     $  64,000        $10,012,000           $40,709,000

Allowances not deducted:

Provision for consolidation of facilities    $ 3,400,000                                         $ 2,850,000 (D)
                                                                                                     550,000 (E)
Estimated cost of disposal of discontinued
operations                                       945,000        $ 4,510,000                        5,269,000 (E)       $   186,000
Estimated cost of disposal of assets                             14,993,000                                             14,993,000

Provision for restructuring                                       8,200,000                        2,090,000 (E)         6,110,000

Reserves relating to tax indemnification and
other contingencies in connection with the
sale of limited partnership interests in and
related tax benefits a of waste-to-energy
facility                                       6,000,000                                           3,000,000 (D)         3,000,000

Other                                          3,604,000          7,267,000                        1,500,000 (D)         9,371,000

  TOTAL                                      $13,949,000        $34,970,000                      $15,259,000           $33,660,000

Notes:
(A)  Recoveries of amounts previously written off.
(B)  Write-offs of receivables considered uncollectible.
(C)  Write-offs of unsuccessful development costs.
(D)  Reversal to operating costs of provisions no longer required.
(E)  Payments charged to allowances.

