Form 10-Q/A
period 1995-06-30
OGDEN CORP
filed 1996-04-09
CIK 73902

FORM 10-Q/A
                                    -----------

                        SECURITIES AND EXCHANGE COMMISSION
                        ----------------------------------

                              Washington, D.C.  20549
                              -----------------------


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 1995


                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    ------------------

Commission file number    1-3122
                       -----------------------------------------------

                               Ogden Corporation
                          ---------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                 13-5549268
- -------------------------------      ----------------------------------
(State or other jurisdiction of      I.R.S. Employer Identification
 incorporation or organization)      Number)


              Two Pennsylvania Plaza, New York, New York  10121
              -------------------------------------------------
             (Address or principal executive office) (Zip Code)
                               (212)-868-6100
              -------------------------------------------------
                   (Registrant's telephone number including
                                  area code)
                              Not Applicable
              -------------------------------------------------
                   (Former name, former address and former
                    fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    -------       -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995; 48,860,434 shares of Common Stock, $.50 par value per share.

                       PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                        FOR THE SIX MONTHS       FOR THE THREE MONTHS
                                               ENDED                     ENDED
                                             JUNE 30,                   JUNE 30,
                                         1995       1994             1995       1994
                                       ---------- ---------       ---------- ---------
                                      (In Thousands of Dollars, Except per Share Data)

Service revenues                       $ 762,455    $ 679,159    $386,147  $349,556
Net sales                                238,951      215,701     135,724   116,921
Construction revenues                     41,355      112,177      17,376    61,241
                                       ---------    ---------    --------   -------
   Total revenues                      1,042,761    1,007,037     539,247   527,718
                                       ---------    ---------    --------   -------

Operating costs and expenses             623,362      528,801     319,884   269,390
Costs of goods sold                      216,853      188,846     123,867   103,301
Construction costs                        31,251      103,776      11,957    57,359
Selling, administrative and
general expenses                          70,616       66,019      34,136    34,967
Debt service charges                      55,531       50,236      29,383    25,033
                                        --------    ---------    --------   -------



   Total costs and expenses              997,613      937,678     519,227   490,050
                                        --------    ---------    --------   -------
Consolidated operating income             45,148       69,359      20,020    37,668
Interest income                            7,342        4,791       3,431     2,410
Interest expense                         (14,544)     (10,834)     (7,493)   (5,933)
Other income (deductions)-net                116         (153)        488        (9)
                                        --------    ---------    --------   -------
Income before income taxes
and minority interests                    38,062       63,163      16,446    34,136
Less: income taxes                        16,747       25,897       7,236    13,996
      minority interests                 (1,259)       4,298      (1,072)     2,500
                                       --------    ---------    --------    -------
Income before cumulative effect
of change in accounting principle         22,574       32,968      10,282    17,640
Cumulative effect of change in
accounting principle (net of
income taxes of $1,100)                                (1,520)
                                        --------    ---------    --------   -------
Net income                              $ 22,574    $  31,448    $ 10,282   $17,640
                                        ========    =========    ========   =======

EARNINGS (LOSS) PER COMMON SHARE:
Income before cumulative effect
of change in accounting principle       $    .46    $     .75    $    .21   $   .40
Cumulative effect of change in
accounting principle                                     (.03)
                                        --------    ---------    --------   -------
   Total                                $    .46    $     .72    $    .21   $   .40
                                        ========    =========    ========   =======
EARNINGS (LOSS) PER COMMON
SHARE-ASSUMING FULL DILUTION:
Income before cumulative effect
of change in accounting principle       $    .46     $    .74    $    .21   $   .40
Cumulative effect of change in
accounting principle                                     (.03)
                                        --------     --------    --------   -------
   Total                                $    .46     $    .71    $    .21   $   .40
                                        ========     ========    ========   =======

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS







                                                JUNE 30,      DECEMBER 31,
                                                  1995            1994
                                             -------------    -----------
                                              (In Thousands of Dollars)
ASSETS
- ------
Current Assets:
Cash and cash equivalents                    $   110,913      $   117,359
Marketable securities available for sale          17,224           86,676
Restricted funds held in trust                   107,808          104,700
Receivables (less allowances: 1995,
$43,132 and 1994, $32,783)                       555,448          572,039
Deferred income taxes                             26,603           26,451
Other                                             95,692           88,672
                                             -----------      -----------
  Total current assets                           913,688          995,897
Property, plant and equipment-net              1,889,273        1,884,774
Restricted funds held in trust                   213,680          203,244
Unbilled service and other receivables           180,551          171,441
Unamortized contract acquisition costs           149,272          133,172
Goodwill and other intangible assets             112,364          100,416
Other assets                                     152,650          155,942
                                             -----------      -----------
  Total assets                               $ 3,611,478      $ 3,644,886
                                             ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
Current portion of long-term debt            $     4,369      $     3,483
Current portion of project debt                   50,917           45,279
Dividends payable                                 15,267           13,637
Accounts payable                                  95,167           93,362
Federal income taxes payable                                       10,141
Accrued expenses                                 328,863          346,997
                                             -----------      -----------
  Total current liabilities                      494,583          512,899
Long-term debt                                   320,816          304,393
Project debt                                   1,568,869        1,593,988
Deferred income taxes                            280,590          281,065
Other liabilities                                196,705          196,305
Minority interest                                 10,374           10,768
Convertible subordinated debentures              148,650          148,650
                                             -----------      -----------
  Total liabilities                            3,020,587        3,048,068
                                             -----------      -----------

SHAREHOLDERS' EQUITY                             590,891          596,818
                                             -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 3,611,478      $ 3,644,886
                                             ===========      ===========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY








                                                 JUNE 30,     DECEMBER 31,
                                                 1995          1994
                                              ---------    ------------
                                            (In Thousands of Dollars)


Serial Cumulative Convertible Preferred
Stock, par value $1.00 per share;
authorized, 4,000,000 shares:
shares outstanding: 51,000 in 1995,
54,000 in 1994                                $      51     $      54
Common Stock, par value $.50 per share;
authorized, 80,000,000 shares:
shares outstanding: 48,860,000 in
1995, 48,777,000 in 1994                         24,430        24,388
Capital Surplus                                 195,653       194,496
Earned Surplus                                  373,841       381,864
Cumulative Translation Adjustment-Net            (1,264)       (1,399)
Pension Liability Adjustment                       (441)         (441)
Net Unrealized Loss on Securities Available
 For Sale                                        (1,379)       (2,144)
                                              ---------     ---------

TOTAL SHAREHOLDERS' EQUITY                    $ 590,891     $ 596,818
                                              =========     =========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




                                                  FOR THE SIX MONTHS ENDED
                                                           JUNE 30
                                                  ------------------------
                                                     1995        1994
                                                  ----------   -----------
                                                (In Thousands of Dollars)



CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                      $ 88,830    $ 103,960
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                           10,033      (21,842)
Other assets                                         (33,817)     (29,035)
Increase (Decrease) in Liabilities:
Accounts payable                                     (11,302)      (3,606)
Accrued expenses                                     (12,036)       6,927
Other liabilities                                    (30,031)      30,749
                                                    --------    ---------
 Net cash provided by operating
  activities                                          11,677       87,153
                                                    --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Entities purchased, net of cash acquired             (16,934)      (4,768)
Proceeds from sale of marketable securities
 available for sale                                   87,964       21,211
Purchase of marketable securities available
 for sale                                            (19,107)     (31,161)
Proceeds from sale of business                                     12,516
Proceeds from sale of property, plant and equipment    1,537          957
Investments in waste-to-energy facilities            (19,139)     (45,963)
Other capital expenditures                           (29,337)     (20,970)
Decrease (increase) in non-current receivables           324       (9,780)
Other                                                                 163
                                                   ---------    ---------

 Net cash provided by (used in) investing
  activities                                           5,308      (77,795)
                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Other new debt                                        15,431        1,875
Decrease in funds held in trust                        1,809       30,383
Payment of debt                                      (14,321)      (9,589)
Dividends paid                                       (28,967)     (27,293)
Other                                                  2,617           35
                                                   ---------    ---------

 Net cash used by financing activities               (23,431)      (4,589)
                                                   ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           (6,446)       4,769

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     117,359      109,097
                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 110,913    $ 113,866
                                                   =========    =========

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

OTHER CHARGES


Consolidated operating income includes a charge of $17.1 million at a unit of Ogden's Technology Services group, Ogden Communications, Inc. ("OCI"), reflecting the write-off of all related accounts receivables ($10.3 million) and related costs recorded in connection with a telecommunications project at OCI. In addition, Ogden became aware that OCI had entered into an agreement for the sale of inventory that would result in a loss of $3.9 million; accordingly, the $17.1 million charge included a loss on the disposal of inventory ($3.9 million). The charge also included costs related to the curtailment of operations of OCI ($2.9 million), principally lease costs, leasehold improvements, legal fees, and other costs related to discontinuing all of OCI's business. Changes in representations made by management of this unit to Ogden management regarding the collectibility of receivables and disposition of inventory led to a review of the activities of this unit in June 1995. As a result of this review, Ogden concluded that contracts and other documentation did not provide a basis for recovering any of the accounts receivable related to a telecommunications project and that the sale of inventory would not recover its full carrying value. These amounts were charged to sales allowances ($10.3 million) and operating costs ($6.8 million).


Transactions related to OCI which were recorded in 1994 and the first quarter of 1995 and which were ultimately not realized are not material.

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


Consolidated operating income for the first six months of 1995 was $24,200,000 lower than the comparable period of 1994 primarily due to a charge of $17,100,000 taken by a unit of Technology Services, Ogden Communications, Inc. ("OCI"). This charge includes the write-off of receivables and related costs recorded in connection with a project for the assembly and installation of telecommunications equipment, as well as a reduction in the carrying value of other inventory acquired by this unit. Changes in representations made by management of this unit to Ogden management regarding the collectibility of receivables and disposition of inventory led to a review of the activities of the unit in June 1995. Following this review, Ogden management concluded that contracts and other documentation did not provide a basis for recovering the full value of amounts related to the telecommunications project and that the full value of the other inventory acquired by this unit would not be realized. Activities of this unit have been curtailed and operating and financial management have been relieved of their duties. Additionally, Entertainment Services income was $4,600,000 lower chiefly associated with lower income from the Ottawa Palladium, the late start of the hockey and baseball spring training seasons, and lower attendance at sporting events; Environmental Services income was $2,000,000 lower chiefly associated with reduced activity in the laboratory analysis group; and Waste-to-Energy Services income (service revenues less operating costs and debt service charges) was $3,800,000 lower primarily due to planned turbine outages at the Detroit and Haverhill facilities, and lower margins at the Union County facility which was in a start-up phase in 1994 which produced higher margins, which were partially offset by the full commercial operation of the Lee County and Onondaga facilities. These decreases were partially offset by increased construction income of $1,700,000 on the Montgomery County and the Detroit facilities; and $1,100,000 in the Independent Power group primarily due to the acquisition of SIGC in December 1994. Selling, administrative and general expenses for the six months ended June 30, 1995 were $4,600,000 higher than the comparable period of 1994 chiefly associated with expenses of companies acquired in transactions accounted for as purchases during the period July 1, 1994 through June 30, 1995 and increased overhead costs and marketing efforts related to international markets for both the Projects and Services segments. Debt service charges for the six months ended June 30, 1995 increased $5,300,000 over the comparable period of 1994 reflecting primarily an increase of $3,000,000 due to the Onondaga facility being in full commercial operation during 1995 and $2,300,000 reflecting the project debt assumed as part of the SIGC acquisition. Two interest rate swap agreements entered into as hedges against interest rate exposure on two series of adjustable rate project debt resulted in lower debt service charges of $165,000 in the first six months of 1995 and additional debt service charges of $1,000,000 in the comparable period of 1994.

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

Revenues for the three months ended June 30, 1995 were $11,500,000 higher than the comparable period of 1994, primarily reflecting increased revenues of $26,100,000 in Aviation Services chiefly associated with the operations of companies acquired in late 1994 and the early part of 1995 as well as the start-up of operations in Brazil and increased activity in European operations; $5,900,000 in Technology Services primarily associated with increased activity in the Atlantic Design and Systems Engineering groups; $8,400,000 in Independent Power Services primarily due to the acquisition of SIGC in the fourth quarter of 1994; $6,200,000 in Waste-to-Energy Services primarily reflecting revenues generated at the Lee County and Onondaga facilities, which commenced commercial operations in December 1994 and March 1995, respectively; $5,100,000 in Entertainment Services primarily reflecting new contracts at Wrigley

Field and the Target Center partially offset by reduced customer activity at other sports venues; $4,300,000 in Facility Management Services primarily
due to new contracts and increased customer activity.   These increases were
partially offset by a decrease of $43,900,000 in construction revenues due primarily to the Lee County facility being completed in December 1994 and from reduced activity at the Montgomery County facility as that project nears completion.

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

During 1994, a subsidiary of the Corporation entered into a 30-year facility management contract pursuant to which it has agreed to advance funds to a customer, if necessary and only upon satis-factory completion of construction of the facility, to assist refinancing senior secured debt incurred in connection with construction of the facility, completion of construction is scheduled for the first quarter of 1996, and such refinancing requirements are not expected to exceed $75,000,000 at maturity of the senior secured debt, which is expected to be on or about March 1, 2001. Ogden continues as guarantor of surety bonds and letters of credit totaling approximately $19,200,000 on behalf of International Terminal Operating Co. Inc. and guaranteed borrowings of certain customers amounting to approximately $22,200,000. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

Projects' waste-to-energy facilities are financed to a large degree by revenue bonds issued by the municipalities for facility construction. Other capital commitments and payments, if any, required by guarantees, are expected to be satisfied from cash flow from operations; available funds, including short-term invest- ments; and the Corporation's unused credit facilities to the extent needed. At June 30, 1995, the Corporation had $128,000,000 in cash, cash equivalents, and marketable securities and unused revolving credit lines of $159,000,000.

                                          Six Months        Three Months
Information Concerning                   Ended June 30,     Ended June 30,
Business Segments                       1995        1994      1995     1994
- ----------------------------------------------------------------------------
                                        (In Thousands of Dollars)


Revenues:
Services:
Aviation Services                  $  236,406 $  188,780  $123,580 $ 97,456
Entertainment Services                122,187    120,670    71,071   65,972
Environmental Services                 70,215     66,827    36,718   35,919
Technology Services                   113,671     92,712    54,609   48,670
Facility Management Services          180,888    175,246    91,531   87,185
Other Services                          2,817      6,284       841    2,821
                                   ---------- ----------  -------- --------

Total Services                        726,184    650,519   378,350  338,023
                                   ---------- ----------  -------- --------

Projects:
Waste-To-Energy Services              242,384    228,853   125,952  119,794
Independent Power                      32,029     15,488    17,103    8,660
Water and Wastewater                      809                  466
Construction Activities                41,355    112,177    17,376   61,241
                                   ---------- ----------  -------- --------

Total Projects                        316,577    356,518   160,897  189,695
                                   ---------- ----------  -------- --------

Total Revenues                     $1,042,761 $1,007,037  $539,247 $527,718
                                   ========== ==========  ======== ========

Income From Operations:
Services                           $    9,465 $   30,281  $ (2,081)$ 14,466
Projects                               41,710     44,023    25,521   25,640
                                   ---------- ----------  -------- --------

Total Income from Operations           51,175     74,304    23,440   40,106

Corporate unallocated expenses-net     (5,911)    (5,098)   (2,932)  (2,447)
Corporate interest-Net                 (7,202)    (6,043)   (4,062)  (3,523)
                                   ----------- ---------  -------- --------

Income Before Income Taxes and
Minority Interests                 $   38,062 $   63,163  $ 16,446 $ 34,136
                                   ========== ==========  ======== ========

                                    SIGNATURES
                                    ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


                                   OGDEN CORPORATION
                                   (Registrant)


Date:  April 9, 1996               By:/S/Philip G. Husby
                                      -------------------------
                                      Philip G. Husby
                                      Senior Vice President and
                                      Chief Financial Officer


Date:  April 9, 1996               By:/S/Robert M. DiGia
                                      --------------------------
                                      Robert M. DiGia
                                      Vice President,
                                      Controller and Chief
                                      Accounting Officer