Form 10-Q
period 1996-03-31
OGDEN CORP
filed 1996-05-15
CIK 73902

FORM 10-Q
                                 ---------

                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------

                          Washington, D.C.  20549
                          -----------------------


(Mark One)
- ----------
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----------------------------------------------------------------------
                            EXCHANGE ACT OF 1934
                            --------------------
For the quarterly period ended      March 31, 1996
- ----------------------------------------------------------------------


                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    ------------------

Commission file number    1-3122
                       -----------------------------------------------

                             Ogden Corporation
                        ---------------------------
           (Exact name of registrant as specified in its charter)

      Delaware                                 13-5549268
- -------------------------------      ----------------------------------
(State or other jurisdiction of      I.R.S. Employer Identification
 incorporation or organization)      Number)


             Two Pennsylvania Plaza, New York, New York  10121
             -------------------------------------------------
                  (Address or principal executive offices)
                                 (Zip Code)
                               (212)-868-6100
              -------------------------------------------------
                  (Registrant's telephone number including
                                 area code)
                              Not Applicable
              -------------------------------------------------
                   (Former name, former address and former
                    fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    -------       -------

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996; 49,630,789 shares of Common Stock, $.50 par value per share.

                     PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME





                                              FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                              ----------------------------
                                                   1996          1995
                                              -------------   ------------
                                                (In Thousands of Dollars,
                                                 Except per Share Data)


Service revenues                                   $381,856     $374,991
Net sales                                           138,655      103,438
Construction revenue                                    161       23,979
                                                   --------     --------
  Total revenues                                    520,672      502,408
                                                   --------     --------

Operating costs and expenses                        315,701      304,433
Costs of goods sold                                 122,311       93,031
Construction costs                                      138       19,294
Selling, administrative and general
expenses                                             34,405       36,585
Debt service charges                                 28,305       26,148
                                                   --------     --------
  Total costs and expenses                          500,860      479,491
                                                   --------     --------

Consolidated operating income                        19,812       22,917
Equity in net income of investees and
 joint ventures                                        (137)       2,178
Interest income                                       3,029        3,914
Interest expense                                     (7,521)      (7,221)
Other income (deductions)-net                            16         (372)
                                                   --------     --------

Income before income taxes and
minority interests                                   15,199       21,416
Less:  income taxes                                   6,384        9,511
       minority interests                              (473)        (187)
                                                   --------     --------

Net income                                         $  9,288     $ 12,092
                                                   ========     ========

EARNINGS PER COMMON SHARE                          $    .19     $    .24
                                                   ========     ========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                               MARCH 31,    DECEMBER 31,
                                                1996           1995
                                            ------------   ------------
                                            (In Thousands of Dollars)
ASSETS
- ------
Current Assets:
Cash and cash equivalents                     $   96,766   $   96,782
Marketable securities available for sale             513       13,939
Restricted funds held in trust                   100,290       95,238
Receivables (less allowances: 1996,
$36,025 and 1995, $37,039)                       589,550      597,644
Deferred income taxes                             32,045       31,979
Other                                             98,161       90,784
                                              ----------   ----------
  Total current assets                           917,325      926,366
Property, plant and equipment-net              1,860,431    1,879,179
Restricted funds held in trust                   211,869      218,551
Unbilled service and other receivables           208,235      191,753
Unamortized contract acquisition costs           151,197      148,342
Goodwill and other intangible assets              84,362       87,596
Other assets                                     196,186      200,884
                                              ----------   ----------
Total Assets                                  $3,629,605   $3,652,671
                                              ----------   ----------
                                              ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Liabilities:
Current liabilities:
Current portion of long-term debt             $    4,037   $    4,680
Current portion of project debt                   56,141       55,774
Dividends payable                                 15,510       15,294
Accounts payable                                 104,620      114,648
Accrued expenses, etc.                           296,499      291,421
Deferred income                                   27,408       28,702
                                              ----------   ----------
  Total current liabilities                      504,215      510,519
Long-term debt                                   367,714      344,333
Project debt                                   1,535,778    1,551,203
Deferred income taxes                            313,515      310,400
Other liabilities                                208,536      230,558
Minority interests                                 9,756       10,030
Convertible subordinated debentures              148,650      148,650
                                              ----------   ----------
  Total liabilities                            3,088,164    3,105,693
                                              ----------   ----------

Shareholders' Equity:
Serial cumulative convertible preferred
stock, par value $1.00 per share;
authorized 4,000,000 shares; shares
outstanding: 48,953 in 1996 and
49,469 in 1995, net of treasury
shares of 29,820 in 1996 and 1995,
respectively                                          49           50
Common stock, par value $.50 per share;
authorized, 80,000,000 shares; shares out-
standing: 49,630,789 in 1996 and 49,467,781
in 1995, net of treasury shares of 3,646,123
and 3,735,123 in 1996 and 1995, respectively      24,815       24,734
Capital surplus                                  199,799      197,921
Earned surplus                                   321,786      328,047
Cumulative translation adjustment-net             (3,954)      (2,657)
Pension liability adjustment                        (760)        (760)
Net unrealized loss on securities
 available for sale                                 (294)        (357)
                                              ----------   ----------
Total Shareholders' Equity                       541,441      546,978
                                              ----------   ----------
Total Liabilities and Shareholders' Equity    $3,629,605   $3,652,671
                                              ==========   ==========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                 Three Months Ended      Year Ended
                                                   March 31, 1996     December 31, 1995
                                                Shares      Amounts    Shares   Amounts
                                                -------------------    ------   -------
                                           (In Thousands of Dollars, Except Per Share Amounts)
Serial Cumulative Convertible Preferred
Stock, Par Value $1.00 Per Share;
Authorized 4,000,000 Shares:
Balance at beginning of period                  79,289       $80     83,323       $84
Shares converted into common stock                (516)       (1)    (4,034)       (4)
Total                                           78,773        79     79,289        80
Treasury shares                                (29,820)      (30)   (29,820)      (30)
Balance at end of period (aggregate
 involuntary liquidation value - 1996
  $986,400)                                     48,953        49     49,469        50

Common Stock, Par Value $.50 Per Share;
Authorized, 80,000,000 Shares:
Balance at beginning of period              53,202,904    26,602 52,641,215    26,320
Exercise of stock options, less common
 stock utilized                                 70,936        35     10,735         6
Shares used for pooling of interest                                 526,869       264
Conversion of preferred shares                   3,072         1     24,085        12
Total                                       53,276,912    26,638 53,202,904    26,602
Treasury shares at beginning of period       3,735,123     1,868  3,864,123     1,932
Exercise of stock options                      (89,000)      (45)  (129,000)      (64)
Treasury shares at end of period             3,646,123     1,823  3,735,123     1,868
Balance at end of period                    49,630,789    24,815 49,467,781    24,734
Capital Surplus:
Balance at beginning of period                           197,921              194,496
Exercise of stock options, less common
 stock utilized                                            1,878                2,620
Arising from pooling of interests                                                 813
Conversion of preferred shares                                                     (8)
Balance at end of period                                 199,799              197,921
Earned Surplus:
Balance at beginning of period                           328,047              381,864
Net income                                                 9,288                7,444
Total                                                    337,335              389,308
Preferred dividends-per share 1996,
$.8376, 1995, $3.35                                           41
      171
Common dividends-per share 1996, $.3125,
 1995, $1.25                                              15,508              61,090
Total Dividends                                           15,549              61,261
Balance at end of period                                 321,786             328,047
Cumulative Translation Adjustment-Net                     (3,954)             (2,657)
Pension Liability Adjustment                                (760)               (760)
Net Unrealized Loss on Securities
 Available For Sale                                         (294)               (357)

TOTAL SHAREHOLDERS' EQUITY                            $  541,441            $546,978
                                                      ----------            --------
                                                      ==========            ========


OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS





                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                                --------------------------
                                                      1996          1995
                                                --------------------------
                                                 (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                      $  40,160   $  36,135
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                             6,547      (1,079)
Other assets                                          (12,652)    (16,732)
Increase (Decrease) in Liabilities:
Accounts payable                                      (10,681)     (3,531)
Accrued expenses                                        7,290       1,521
Other liabilities                                     (19,475)    (17,629)
                                                    ---------   ---------

 Net cash provided by (used in) operating
  activities                                           11,189      (1,315)
                                                    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Entities purchased, net of cash acquired               (7,259)    (14,149)
Proceeds from sale of marketable securities
 available for sale                                    13,158      37,032
Proceeds from sale of business                          8,500
Proceeds from sale of property, plant and equipment     1,084         507
Investments in waste-to-energy facilities              (5,372)    (11,447)
Other capital expenditures                             (8,208)    (15,535)
Increase in other receivables                          (6,742)     (5,190)
Other                                                  (3,297)     (5,318)
                                                    ---------   ---------

 Net cash used in investing activities                 (8,136)    (14,100)
                                                    ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
New debt                                               25,207      31,591
Decrease in funds held in trust                         2,551       4,153
Payment of debt                                       (17,539)    (13,358)
Dividends paid                                        (15,333)    (13,636)
Other                                                   2,045         (42)
                                                    ---------   ---------

 Net cash provided by (used in) financing
  activities                                           (3,069)      8,708
                                                    ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (16)     (6,707)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       96,782     117,359
                                                    ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  96,766   $ 110,652
                                                    =========   =========

                         OGDEN CORPORATION AND SUBSIDIARIES
                                   MARCH 31, 1996

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

In connection with its restructuring plan, Ogden sold in the first quarter of 1996 the laboratory business (ATI) of Ogden Environmental and Energy Services (OEES) and W. J. Schafer. The Professional Services group was sold in April 1996. In addition, the environmental business of OEES was transferred to Ogden Projects, Inc. as of January 1, 1996.

The accompanying financial statements have been reclassified as to certain amounts to conform with the 1996 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Operations:

Revenues for the first three months of 1996 were $18,300,000 higher than the comparable period of 1995, primarily reflecting increased revenues of $25,100,000 in Entertainment Services primarily due to new contracts at the General Motors Place, the Target Center and the Corel Centre, as well as increased customer activity including the start-up of operations in the United Kingdom; $15,700,000 in Technology Services primarily due to Atlantic Design reflecting the start-up of operations in Ireland and Mexico; $6,900,000 in Waste-to-Energy Services primarily reflecting operations of the Montgomery County and Onondaga County facilities which commenced operations in August and March 1995, respectively. These increases were partially offset by reduced revenues of $23,800,000 in construction services primarily reflecting the completion of the Montgomery County Facility in August 1995 and no other new facility construction during the period; and $7,100,000 in Ogden Environmental Services primarily due to the sale of its Laboratory Services business in the first quarter of 1996.

Consolidated Operating income for the first three months of 1996 was $3,100,000 lower than the comparable period of 1995, primarily due to reduced income of $4,700,000 in construction activities resulting from the completion of the Montgomery County facility in August 1995 and reduced activity at the Detroit facility and $1,400,000 in Aviation Services, primarily reflecting reduced ground services operations. These decreases were partially offset by increased earnings of $2,700,000 in Entertainment Services, primarily due to new contracts and increased customer activity; $1,700,000 in Waste-to-Energy Services (service revenues less operating costs and debt service charges) primarily due to the full commercial operations of the Montgomery County and Onondaga County facilities.

Debt service charges for the first three months of 1996 were $2,200,000 higher than the comparable period of 1995 due primarily to debt service costs on the Onondaga facility which commenced commercial operations in March 1995. The corporation has three fixed interest rate swap agreements entered into as hedges against interest rate exposure on three series of adjustable-rate project debt resulted in additional debt service of $250,000 in the first quarter of 1996 and lower debt service of $15,000 in the comparable period of 1995.

Interest income for the first quarter of 1996 was $900,000 lower than the comparable period of 1995, principally reflecting the sale of marketable securities during late 1995. Interest expense was $300,000 higher chiefly associated with increased borrowings and a net increase of $230,000 in interest costs on two interest rate swap agreements covering notional amounts of $100,000,000 and $7,500,000, respectively. The first swap agreement expires on December 16, 1998 and was entered into in order to convert Ogden's fixed-rate $100,000,000 9.25% debentures into variable rate debt. The second swap expires November 30, 2000 and was entered into in December 1995 in order to convert Ogden's $7,500,000 variable rate debt to a fixed rate. During the first three months of 1996, Ogden received $30,000 on these swap agreements, while in the first quarter of 1995 Ogden paid $200,000 on the $100,000,000 swap agreement.

Equity in net income of investees and joint ventures for the first three months of 1996 was $2,300,000 lower than the comparable period of 1995 primarily reflecting lower earnings of $1,600,000 in Independent Power Joint Venture operations due to reduced prices and power sales; and $700,000 in the Services Segment primarily due to the start up of Entertainment Services Joint Venture operations in Argentina and seasonal losses at other new venues.

The effective income tax rate for the three months ended March 31, 1996 was 42% compared with 44% for the comparable period of 1995. This 2% decrease in the tax rate is due primarily to reduced overall foreign tax rates reflecting lower non-deductible foreign losses and the use of foreign tax loss carryforwards.

Capital Investments and Commitments: During the first three months of 1996, capital investments amounted to $13,600,000, of which $5,400,000, inclusive of restricted funds transferred from funds held in trust, was for Projects' waste-to-energy operations and $8,200,000 was for normal replacement and growth in Services' and Projects' operations.

At March 31, 1996, capital commitments amounted to $53,900,000 for normal replacement, modernization, and growth in Services' ($40,000,000) and Projects' ($13,900,000) operations. In addition, compliance with recently promulgated standards and guidelines under the Clean Air Act Amendments of 1990 may require additional capital expenditures of $30,000,000 during the next four years.

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

During 1994, a subsidiary of the Corporation entered into a 30-year facility management contract pursuant to which it agreed to advance funds to a customer, if necessary, to assist refinancing senior secured debt incurred in connection with construction of the facility. Such refinancing requirements are not expected to exceed $75,000,000 at maturity of the senior secured debt, which is expected to be on or about March 1, 2001. In addition, at March 31, 1996, the Corporation has guaranteed indebtedness of $12,600,000 of an affiliate and principal tenant of this customer. The Corporation increased this guaranty to $16,100,000 in April 1996. Ogden continues as guarantor of surety bonds and letters of credit totaling approximately $17,500,000 on behalf of International Terminal Operating Co. Inc. and has guaranteed borrowings of certain customers amounting to approximately $27,700,000. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

Liquidity/Cash Flow: Net cash provided from operating activities was $12,500,000 higher, primarily due to a $7,600,000 decrease in accounts receivable primarily reflecting the sale of the ATI laboratories and W. J. Schafer in the first quarter, increased cash flows generated from operations of $4,000,000 and a $3,400,0000 increase in retainage payable; offset in part by a $4,700,000 increase in inventory and a decrease in other liabilities.

Net cash used in investing activities was $6,000,000 lower primarily reflecting $8,500,000 proceeds from the sale of business; $6,900,000 lower costs of acquisitions; $13,400,000 in reduced investments in Waste-to-Energy facilities and other capital expenditures; partially offset by reduced proceeds from the sale of marketable securities of $23,900,000.

Net cash used in financing activities increased $11,800,000 primarily due to lower borrowings of $6,400,000 and $4,200,000 increased debt payments.

Exclusive of changes in waste-to-energy facility construction activities, the Corporation's various types of contracts are not expected to have a material affect on liquidity. Debt service associated with project debt, which is an explicit component of a client community's obligation under its service agreement, is paid as it is billed and collected. Cash required for investing and financing activities is expected to be satisfied from operating activities; available funds, including short-term investments; proceeds from the sale of noncore businesses; and the Corporation's unused credit facilities to the extent needed. At March 31, 1996, the Corporation had $97,279,000 in cash, cash equivalents, and marketable securities and unused revolving credit lines of $148,200,000.

                                               Three Months Ended March 31,
Information Concerning Business Segments              1996          1995
- ----------------------------------------------------------------------------
                                                 (In Thousands of Dollars)
Revenues:
Services:
Aviation Services                                 $ 108,316     $ 112,826
Entertainment Services                               76,537        51,483
Technology Services                                  74,780        59,062
Facility Management Services                         95,182        89,357
Other Services                                        2,105         1,976
                                                  ---------     ---------

Total Services                                      356,920       314,704
                                                  ---------     ---------

Projects:
Waste-To-Energy                                     123,309       116,432
Independent Power                                    13,495        13,453
Environmental Services                               26,362        33,497
Water and Wastewater                                    425           343
Construction Activities                                 161        23,979
                                                  ---------     ---------

Total Projects                                      163,752       187,704
                                                  ---------     ---------

Total Revenues                                    $ 520,672     $ 502,408
                                                  =========     =========

Income From Operations:
Services                                          $  13,038     $  11,652
Projects                                              9,136        13,872
                                                  ---------     ---------

Total Income from Operations                         22,174        25,524

Equity in net income of investees
 and joint ventures:
Services                                                133           832
Projects                                               (270)        1,346
                                                  ---------     ---------
Total                                                22,037        27,702
Corporate unallocated expenses-net                   (2,346)       (2,979)
Corporate interest-net                               (4,492)       (3,307)
                                                  ---------     ---------

Income Before Income Taxes and
 Minority Interest                                $  15,199     $  21,416
                                                  =========     =========

Item 1.   Legal Proceedings

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



            (b)  Reports on Form 8-K

                 There were no Form 8-K Current Reports filed during the First Quarter of 1996.

                            SIGNATURES
                            ----------



          Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

                                   OGDEN CORPORATION
                                   (Registrant)


Date:     May 14, 1996             By:     /s/ Philip G. Husby
                                        ___________________________
                                        Philip G. Husby
                                        Senior Vice President and
                                        Chief Financial Officer

Date:     May 14, 1996             By:     /s/ Robert M. DiGia
                                        ___________________________
                                        Robert M. DiGia
                                        Vice President,
                                        Controller and Chief
                                        Accounting Officer

                                EXHIBIT INDEX

  EXHIBIT
    NO.     DESCRIPTION OF DOCUMENT            FILING INFORMATION
  -------   -----------------------            ------------------

     2      Plan of Acquisition,
            Reorganization Arrangement,
            Liquidation or Succession.

     2.1    Agreement and Plan of Merger,      Filed as Exhibit 2 to Ogden's
            dated as of October 31, 1989,      Form S-4 Registration Statement
            among Ogden, ERCI Acquisition      File No. 33-32155, and
            Corporation and ERC International  incorporated herein by
            Inc.                               reference.

     2.2    Agreement and Plan of Merger       Filed as Exhibit (10)(x) to
            among Ogden Corporation, ERC       Ogden's Form 10-K for the
            International Inc., ERC            fiscal year ended December 31,
            Acquisition Corporation and        1990 and incorporated herein
            ERC Environmental and Energy       by reference.
            Services Co., Inc. dated as of
            January 17, 1991.

     2.3    Amended and Restated Agreement     Filed as Exhibit 2 to Ogden's
            and Plan of Merger among Ogden     Form S-4 Registration Statement
            Corporation, OPI Acquisition       File No. 33-56181 and
            Corporation sub. and Ogden         incorporated herein by
            Projects, Inc. dated as of         reference.
            September 27, 1994.

     3      Articles of Incorporation and
            By-Laws.

     3.1    Ogden's Restated Certificate       Filed as Exhibit (3)(a)
            of Incorporation as amended.       to Ogden's Form 10-K for the
                                               fiscal year ended December 31,
                                               1988 and incorporated herein
                                               by reference.

     3.2    Ogden's By-Laws, as amended.       Filed as Exhibit 3.2 to Ogden's
                                               Form 10-Q for the quarterly
                                               period ended June 30, 1995 and
                                               incorporated herein by
                                               reference.

     4      Instruments Defining Rights of
            Security Holders.

     4.1    Fiscal Agency Agreement between    Filed as Exhibits (C)(3) and
            Ogden and Bankers Trust Company,   (C)(4) to Ogden's Form 8-K
            dated as of June 1, 1987 and       filed with the Securities and
            Offering Memorandum dated June     Exchange Commission on July 7,
            12, 1987, relating to U.S.         1987 and incorporated herein
            $85 million Ogden 6% Convertible   by reference.
            Subordinated Debentures, Due 2002.

  EXHIBIT
    NO.     DESCRIPTION OF DOCUMENT            FILING INFORMATION
  -------   -----------------------            ------------------

     4.2    Fiscal Agency Agreement between    Filed as Exhibit (4) to Ogden's
            Ogden and Bankers Trust Company,   Form S-3 Registration Statement
            dated as of October 15, 1987,      filed with the Securities and
            and Offering Memorandum, dated     Exchange Commission on December
            October 15, 1987, relating to      4, 1987, Registration No.
            U.S. $75 million Ogden 5-3/4%      33-18875, and incorporated
            Convertible Subordinated           herein by reference.
            Debentures, Due 2002.

     4.3    Indenture dated as of March 1,     Filed as Exhibit (4)(C) to
            1992 from Ogden Corporation to     Ogden's Form 10-K for fiscal
            The Bank of New York, Trustee,     year ended December 31, 1991,
            relating to Ogden's $100 million   and incorporated herein by
            debt offering.                     reference.

     10     Material Contracts

     10.1   Credit Agreement by and among      Filed as Exhibit No. 10.2 to
            Ogden, The Bank of New York, as    Ogden's Form 10-K for fiscal
            Agent and the signatory Lenders    year ended December 31, 1993,
            thereto dated as of September 20,  and incorporated herein by
            1993.                              reference.

     10.2   Rights Agreement between Ogden     Filed as Exhibit (10)(h) to
            Corporation and Manufacturers      Ogden's Form 10-K for the
            Hanover Trust Company, dated as    fiscal year ended December 31,
            of September 20, 1990.             1990 and incorporated herein
                                               by reference.

     10.3   Executive Compensation Plans and
            Agreements.

       (a)  Ogden Corporation 1986             Filed as Exhibit (10)(k) to
            Stock Option Plan.                 Ogden's Form 10-K for the
                                               fiscal year ended December 31,
                                               1985 and incorporated herein
                                               by reference.

       (b)  Ogden Corporation 1990             Filed as Exhibit (10)(j) to
            Stock Option Plan.                 Ogden's Form 10-K for the
                                               fiscal year ended December 31,
                                               1990 and incorporated herein
                                               by reference.

            (i)  Ogden Corporation 1990        Filed as Exhibit 10.6(b)(i) to
                 Stock Option Plan as          Ogden's Form 10-Q for the
                 Amended and Restated as of    quarterly period ended
                 January 19, 1994.             September 30, 1994 and
                                               incorporated herein by
                                               reference.

  EXHIBIT
    NO.     DESCRIPTION OF DOCUMENT            FILING INFORMATION
  -------   -----------------------            ------------------

       (c)  Ogden Services Corporation         Filed as Exhibit (10)(k) to
            Executive Pension Plan.            Ogden's Form 10-K for the
                                               fiscal year ended December 31,
                                               1990 and incorporated herein
                                               by reference.

       (d)  Ogden Services Corporation         Filed as Exhibit (10)(l) to
            Select Savings Plan.               Ogden's Form 10-K for the
                                               fiscal year ended December 31,
                                               1990 and incorporated herein
                                               by reference.

            (i)  Ogden Services Corporation    Filed as Exhibit 10.7(d)(i) to
                 Select Savings Plan           Ogden's Form 10-K for the
                 Amendment and Restatement     fiscal year ended December 31,
                 as of January 1, 1995.        1994 and incorporated herein by
                                               reference.

       (e)  Ogden Services Corporation         Filed as Exhibit (10)(m) to
            Select Savings Plan Trust.         Ogden's Form 10-K for the
                                               fiscal year ended December 31,
                                               1990 and incorporated herein
                                               by reference.

            (i)  Ogden Services Corporation    Filed as Exhibit 10.7(e)(i) to
                 Select Savings Plan Trust     Ogden's Form 10-K for the fiscal
                 Amendment and Restatement     fiscal year ended December 31,
                 as of January 1, 1995.        1994 and incorporated herein by
                                               reference.

       (f)  Ogden Services Corporation         Filed as Exhibit (10)(n) to
            Executive Pension Plan Trust.      Ogden's Form 10-K for the
                                               fiscal year ended December 31,
                                               1990 and incorporated herein
                                               by reference.

       (g)  Changes effected to the Ogden      Filed as Exhibit (10)(o) to
            Profit Sharing Plan effective      Ogden's Form 10-K for the
            January 1, 1990.                   fiscal year ended December 31,
                                               1990 and incorporated herein
                                               by reference.

       (h)  Employment Letter Agreement        Filed as Exhibit (10)(p) to
            between Ogden and an executive     Ogden's Form 10-K for the
            officer dated January 30, 1990.    fiscal year ended December 31,
                                               1990 and incorporated herein
                                               by reference.

       (i)  Employment Agreement between       Filed as Exhibit (10)(r) to
            R. Richard Ablon and Ogden         Ogden's Form 10-K for the
            dated as of May 24, 1990.          fiscal year ended December 31,
                                               1990 and incorporated herein
                                               by reference.

            (i)  Letter Amendment to           Filed as Exhibit (10)(r)(i)
                 Employment Agreement          to Ogden's Form 10-K for the
                 between Ogden Corporation     fiscal year ended December 31,
                 and R. Richard Ablon, dated   1990 and incorporated herein
                 as of October 11, 1990.       by reference.

  EXHIBIT
    NO.     DESCRIPTION OF DOCUMENT            FILING INFORMATION
  -------   -----------------------            ------------------

       (j)  Employment Agreement between       Filed as Exhibit (10)(s) to
            Ogden and C. G. Caras dated        Ogden's Form 10-K for the
            as of July 2, 1990.                fiscal year ended December 31,
                                               1990 and incorporated herein
                                               by reference.

            (i)  Letter Amendment to           Filed as Exhibit (10)(s)(i)
                 Employment Agreement          to Ogden's Form 10-K for the
                 between Ogden Corporation     fiscal year ended December 31,
                 and C. G. Caras, dated as     1990 and incorporated herein
                 of October 11, 1990.          by reference.

       (k)  Employment Agreement between       Filed as Exhibit (10)(t) to
            Ogden and Philip G. Husby,         Ogden's Form 10-K for the
            dated as of July 2, 1990.          fiscal year ended December 31,
                                               1990 and incorporated herein
                                               by reference.

       (l)  Termination Letter Agreement       Filed as Exhibit (10)(v) to
            between Maria P. Monet and Ogden   Ogden's Form 10-K for the
            dated as of October 22, 1990.      fiscal year ended December 31,
                                               1990 and incorporated herein
                                               by reference.

       (m) Letter Agreement between Ogden Filed as Exhibit 10.2 (p) to Corporation and Ogden's Chairman Ogden's Form 10-K for fiscal
            of the Board, dated as of          year ended December 31, 1991
            January 16, 1992.                  and incorporated herein by
                                               reference.

       (n)  Employment Agreement between       Filed as Exhibit 10.2 (q) to
            Ogden Corporation and Ogden's Ogden's Form 10-K for fiscal Chief Accounting Officer dated year ended December 31, 1991
            as of December 18, 1991.           and incorporated herein by
                                               reference.

       (o)  Employment Agreement between       Filed as Exhibit 10.8(o) to
            Scott G. Mackin and Ogden          Ogden's Form 10-K for fiscal
            Projects, Inc. dated as of         year ended December 31, 1993
            January 1, 1994.                   and incorporated herein by
                                               reference.

       (p)  Ogden Corporation Profit Sharing   Filed as Exhibit 10.8(p) to
            Plan.                              Ogden's Form 10-K for fiscal
                                               year ended December 31, 1992
                                               and incorporated herein by
                                               reference.

            (i)  Ogden Profit Sharing Plan     Filed as Exhibit 10.8(p)(i) to
                 as amended and restated       Ogden's Form 10-K for fiscal
                 January 1, 1991 and as in     year ended December 31, 1993
                 effect through January 1,     and incorporated herein by
                 1993.                         reference.

  EXHIBIT
    NO.     DESCRIPTION OF DOCUMENT            FILING INFORMATION
  -------   -----------------------            ------------------

            (ii) Ogden Profit Sharing Plan     Filed as Exhibit 10.7(p)(ii) to
                 as amended and restated       Ogden's Form 10-K for fiscal
                 effective as of January 1,    year ended December 31, 1994 and
                 1995.                         incorporated herein by
                                               reference.

       (q)  Ogden Corporation Core Executive   Filed as Exhibit 10.8(q) to
            Benefit Program.                   Ogden's Form 10-K for fiscal
                                               year ended December 31, 1992
                                               and incorporated herein by
                                               reference.

       (r)  Ogden Projects Pension Plan.       Filed as Exhibit 10.8(r) to
                                               Ogden's Form 10-K for fiscal
                                               year ended December 31, 1992
                                               and incorporated herein by
                                               reference.

       (s)  Ogden Projects Profit Sharing      Filed as Exhibit 10.8(s) to
            Plan.                              Ogden's Form 10-K for fiscal
                                               year ended December 31, 1992
                                               and incorporated herein by
                                               reference.

       (t)  Ogden Projects Supplemental        Filed as Exhibit 10.8(t) to
            Pension and Profit Sharing Plans.  Ogden's Form 10-K for fiscal year ended December 31, 1992
                                               and incorporated herein by
                                               reference.

       (u)  Ogden Projects Employees' Stock    Filed as Exhibit 10.8(u) to
            Option Plan.                       Ogden's Form 10-K for fiscal
                                               year ended December 31, 1992
                                               and incorporated herein by
                                               reference.

            (i)  Amendment dated as of         Filed as Exhibit 10.7(u)(i)
                 December 29, 1994, to the     to Ogden's Form 10-K for fiscal
                 Ogden Projects Employees'     year ended December 31, 1994
                 Stock Option Plan.            and incorporated herein by
                                               reference.

       (v)  Ogden Projects Core Executive      Filed as Exhibit 10.8(v) to
            Benefit Program.                   Ogden's Form 10-K for fiscal
                                               year ended December 31, 1992
                                               and incorporated herein by
                                               reference.

       (w)  Ogden Corporation CEO Formula      Filed as Exhibit 10.6(w) to
            Bonus Plan.                        Ogden's Form 10-Q for quarterly
                                               period ended September 30, 1994
                                               and incorporated herein by
                                               reference.

  EXHIBIT
    NO.     DESCRIPTION OF DOCUMENT            FILING INFORMATION
  -------   -----------------------            ------------------

       (x)  Form of amendments to the Ogden    Filed as Exhibit 10.8(w) to
            Projects, Inc. Pension Plan and    Ogden's Form 10-K for fiscal
            Profit Sharing Plans effective as  year ended December 31, 1993
            of January 1, 1994.                and incorporated herein by
                                               reference.

            (i)  Form of amended Ogden         Filed as Exhibit 10.7(w)(i) to
                 Projects Profit Sharing       Ogden's Form 10-K for fiscal
                 Plan effective as of          year ended December 31, 1994
                 January 1, 1994 and           and incorporated herein by
                 incorporated herein by        reference.
                 reference.

            (ii) Form of amended Ogden         Filed as Exhibit 10.7(w)(ii) to
                 Projects Pension Plan,        Ogden's Form 10-K for fiscal
                 effective as of January 1,    year ended December 31, 1994
                 1994 and incorporated         and incorporated herein by
                 herein by reference.          reference.

     10.4   First Amended and Restated         Filed as Exhibit 10.3 (b) (i)
            Ogden Corporation Guaranty         to Ogden's Form 10-K for
            Agreement made as of January 30,   fiscal year ended December 31,
            1992 by Ogden Corporation for      1991 and incorporated herein
            the benefit of Mission Funding     by reference.
            Zeta and Pitney Bowes Credit
            Corporation.

     10.5   Ogden Corporation Guaranty         Filed as Exhibit 10.3 (b) (iii)
            Agreement made as of January       to Ogden's Form 10-K for
            30, 1992 by Ogden Corporation      fiscal year ended December 31,
            for the benefit of Allstate        1991 and incorporated herein
            Insurance Company and Ogden        by reference.
            Martin Systems of Huntington
            Resource Recovery Nine Corp.

     11     Ogden Corporation and              Transmitted herewith as
            Subsidiaries Detail of             Exhibit 11.
            Computation of Earnings
            Applicable to Common Stock.

     27     Financial Data Schedule.           Transmitted herewith as
                                               Exhibit 27.

                                     EXHIBIT 11
                                     ----------

                         OGDEN CORPORATION AND SUBSIDIARIES

            DETAIL OF COMPUTATION OF EARNINGS APPLICABLE TO COMMON STOCK



                                                       FOR THE THREE MONTHS
                                                               ENDED
                                                               MARCH 31,
                                                      ----------------------
                                                          1996        1995
                                                      ----------    --------

                                                          (In Thousands)


NUMBER OF SHARES USED FOR COMPUTATION OF
EARNINGS PER SHARE:
Average number of common shares                         49,546      49,314
                                                      ========   =========

NUMBER OF SHARES USED FOR COMPUTATION OF
EARNINGS PER SHARE ASSUMING FULL DILUTION:
Average number of common shares                         49,546      49,314
Shares issuable for conversion of preferred stock          295         316
                                                      --------   ---------

Number of shares used for computation                   49,841      49,630
                                                      ========   =========

COMPUTATION OF EARNINGS APPLICABLE TO COMMON SHARES:
Net income                                            $  9,288   $  12,092
Less: dividends on Ogden preferred stock                   (41)        (44)
                                                      --------   ---------

Consolidated income applicable to Ogden common stock  $  9,247   $  12,048
                                                      ========   =========

COMPUTATION OF EARNINGS APPLICABLE TO COMMON SHARES-
ASSUMING FULL DILUTION:
Consolidated income applicable to Ogden common stock  $  9,288   $  12,092
                                                      ========   =========



Note:
     Earnings per common share was computed by dividing income, increased (decreased) for adjustments arising from minority interest in consolidated subsidiaries, reduced by preferred stock dividends requirements, by the weighted average of the number of shares of common stock and common stock equivalents, where dilutive, outstanding during each period.

     Earnings per common share, assuming full dilution, was computed on the assumption that all convertible debentures, convertible preferred stock, and stock options converted or exercised during each period, or outstanding at the end of each period were converted at the beginning of each period or the date of issuance or grant, if dilutive. This computation provides for the elimination of related convertible debenture interest and preferred dividends.