Form 10-Q
period 1996-06-30
OGDEN CORP
filed 1996-08-14
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996

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

Yes  [X]         No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996; 49,695,314 shares of Common Stock, $.50 par value per share.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                        FOR THE SIX MONTHS       FOR THE THREE MONTHS
                                               ENDED                   ENDED
                                              JUNE 30,                JUNE 30,
                                         ----------------        -----------------
                                         1996        1995        1996         1995
                                         ----        ----        ----         ----
                                      (In Thousands of Dollars, Except per Share Data)


Service revenues                       $ 759,080    $ 759,326    $377,224   $384,335
Net sales                                292,738      239,372     154,083    135,934
Construction revenues                      1,940       41,355       1,779     17,376
Net gain on disposition of businesses     13,013                   13,013
                                       ---------    ---------    --------   --------
   Total revenues                      1,066,771    1,040,053     546,099    537,645
                                       ---------    ---------    --------   --------

Operating costs and expenses             626,723      623,803     311,022    319,370
Costs of goods sold                      266,971      216,943     144,660    123,912
Construction costs                         1,804       31,251       1,666     11,957
Selling, administrative and
general expenses                          65,240       70,827      30,835     34,242
Debt service charges                      55,570       55,531      27,265     29,383
                                       ---------    ---------    --------   --------
   Total costs and expenses            1,016,308      998,355     515,448    518,864
                                       ---------    ---------    --------   --------

Consolidated operating income             50,463       41,698      30,651     18,781
Equity in net income of investees
 and joint ventures                        1,226        3,383       1,363      1,205
Interest income                            7,072        7,348       4,043      3,434
Interest expense                         (15,099)     (14,885)     (7,578)    (7,664)
Other income (deductions)-net                225          116         209        488
                                        --------    ---------    --------   --------

Income before income taxes
and minority interests                    43,887       37,660      28,688     16,244
Less: income taxes                        18,433       16,747      12,049      7,236
      minority interests                    (722)      (1,259)       (249)    (1,072)
                                       ---------    ---------    --------   --------

Net income                             $  26,176    $  22,172    $ 16,888   $ 10,080
                                       =========    =========    ========   ========

EARNINGS PER COMMON SHARE              $     .53    $     .45    $    .34   $    .21
                                       =========    =========    ========   ========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                JUNE 30,     DECEMBER 31,
                                                  1996           1995
                                                  ----           ----
                                              (In Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents                    $   124,141      $    96,782
Marketable securities available for sale           2,691           13,939
Restricted funds held in trust                    99,482           95,238
Receivables (less allowances: 1996,
$39,397 and 1995, $37,039)                       521,555          597,644
Deferred income taxes                             32,045           31,979
Other                                            102,953           90,784
                                             -----------      -----------
  Total current assets                           882,867          926,366
Property, plant and equipment-net              1,842,290        1,879,179
Restricted funds held in trust                   216,855          218,551
Unbilled service and other receivables           228,679          191,753
Unamortized contract acquisition costs           151,543          148,342
Goodwill and other intangible assets              82,315           87,596
Other assets                                     192,871          200,884
                                             -----------      -----------
Total Assets                                 $ 3,597,420      $ 3,652,671
                                             ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt            $     3,957      $     4,680
Current portion of project debt                   57,937           55,774
Dividends payable                                 15,531           15,294
Accounts payable                                 110,130          114,648
Federal and foreign income taxes payable           6,000
Accrued expenses, etc.                           298,324          291,421
Deferred income                                   30,897           28,702
                                             -----------      -----------
  Total current liabilities                      522,776          510,519
Long-term debt                                   337,525          344,333
Project debt                                   1,528,593        1,551,203
Deferred income taxes                            305,950          310,400
Other liabilities                                200,623          230,558
Minority interest                                  9,356           10,030
Convertible subordinated debentures              148,650          148,650
                                             -----------      -----------
  Total Liabilities                            3,053,473        3,105,693
                                             -----------      -----------
Shareholders' Equity:
Serial cumulative convertible preferred
stock, par value $1.00 per share;
authorized 4,000,000 shares; shares
outstanding: 48,016 in 1996 and
49,469 in 1995; net of treasury
shares of 29,820 in 1996 and 1995,
respectively                                          48               50
Common stock, par value $.50 per share;
authorized, 80,000,000 shares; shares
outstanding: 49,695,314 in 1996 and
49,467,781 in 1995, net of treasury
shares of 3,646,123 and 3,735,123 in
1996 and 1995, respectively                       24,848           24,734
Capital surplus                                  200,649          197,921
Earned surplus                                   323,104          328,047
Cumulative translation adjustment-net             (3,988)          (2,657)
Pension liability adjustment                        (760)            (760)
Net unrealized gain (loss) on securities
available for sale                                    46             (357)
                                             -----------      -----------
Total Shareholders' Equity                       543,947          546,978
                                             -----------      -----------
Total Liabilities and Shareholders' Equity   $ 3,597,420      $ 3,652,671
                                             ===========      ===========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                              Six Months Ended            Year Ended
                                                June 30, 1996         December 31, 1995
                                              Shares      Amounts    Shares      Amounts
                                              ------      -------    ------      -------
                                         (In Thousands of Dollars, Except Per Share Amounts)

Serial Cumulative Convertible Preferred
Stock, Par Value $1.00 Per Share;
Authorized 4,000,000 Shares:
Balance at beginning of period                  79,289       $80      83,323       $84
Shares converted into common stock              (1,453)       (2)     (4,034)       (4)
                                            --------------------   -------------------
Total                                           77,836        78      79,289        80
Treasury shares                                 29,820        30      29,820        30
                                            --------------------   -------------------
Balance at end of period (aggregate
 involuntary liquidation value - 1996
  $967,522)                                     48,016        48      49,469        50
                                            --------------------   -------------------

Common Stock, Par Value $.50 Per Share;
Authorized, 80,000,000 Shares:
Balance at beginning of period              53,202,904    26,602   52,641,215   26,320
Exercise of stock options, less common
 stock utilized                                129,871        65       10,735        6
Shares used for pooling of interests                                   526,869     264
Conversion of preferred shares                   8,662         4       24,085       12
                                            --------------------   -------------------
Total                                       53,341,437    26,671   53,202,904   26,602
                                            --------------------   -------------------
Treasury shares at beginning of period       3,735,123     1,868    3,864,123    1,932
Exercise of stock options                      (89,000)      (45)    (129,000)     (64)
                                            --------------------   -------------------
Treasury shares at end of period             3,646,123     1,823    3,735,123    1,868
                                            --------------------   -------------------

Balance at end of period                    49,695,314    24,848   49,467,781   24,734
                                            --------------------   -------------------

Capital Surplus:
Balance at beginning of period                           197,921               194,496
Exercise of stock options, less common
 stock utilized                                            2,730                 2,620
Arising from pooling of interests                                                  813
Conversion of preferred shares                                (2)                   (8)
                                                      ----------              --------

Balance at end of period                                 200,649               197,921
                                                      ----------              --------

Earned Surplus:
Balance at beginning of period                           328,047               381,864
Net income                                                26,176                 7,444
                                                      ----------              --------
Total                                                    354,223               389,308
                                                      ----------              --------
Preferred dividends-per share 1996,
$1.6752, 1995, $3.35                                          81                   171
Common dividends-per share 1996, $.625
 1995, $1.25                                              31,038                61,090
                                                      ----------              --------
Total dividends                                           31,119                61,261
                                                      ----------              --------
Balance at end of period                                 323,104               328,047
                                                      ----------              --------

Cumulative Translation Adjustment-Net                     (3,988)               (2,657)
                                                      ----------              --------
Pension Liability Adjustment                                (760)                 (760)
                                                      ----------              --------
Net Unrealized Gain (Loss) on Securities
 Available For Sale                                           46                  (357)
                                                      ----------              --------

TOTAL SHAREHOLDERS' EQUITY                            $  543,947              $546,978
                                                      ----------              --------

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                  FOR THE SIX MONTHS ENDED
                                                            JUNE 30
                                                  ------------------------
                                                       1996        1995
                                                       ----        ----
                                                 (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                      $ 87,656    $  86,146
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                            2,929        9,318
Other assets                                         (41,417)     (32,422)
Increase (Decrease) in Liabilities:
Accounts payable                                       4,460       (7,973)
Accrued expenses                                     (11,868)     (11,949)
Deferred income                                        1,942        3,734
Other liabilities                                    (17,897)     (33,567)
                                                    --------    ---------

 Net cash provided by operating
  activities                                          25,805       13,287
                                                    --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses                      90,946
Entities purchased, net of cash acquired              (7,259)     (16,934)
Proceeds from sale of marketable securities
 available for sale                                   13,158       68,857
Purchase of marketable securities available
 for sale                                             (2,203)
Proceeds from sale of property, plant and equipment    1,482        1,537
Investments in waste-to-energy facilities             (7,374)     (19,139)
Other capital expenditures                           (19,400)     (32,254)
Decrease (increase) in other receivables              (4,084)         324
Other                                                 (4,522)      (2,179)
                                                   ---------    ---------

Net cash provided by investing activities             60,744          212
                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for waste-to-energy facilities             28,676
Other new debt                                         6,230       18,917
Decrease (increase) in funds held in trust            (1,629)       1,809
Payment of debt                                      (64,437)     (14,321)
Dividends paid                                       (30,882)     (28,967)
Other                                                  2,852        2,617
                                                   ---------    ---------

 Net cash used by financing activities               (59,190)     (19,945)
                                                   ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           27,359       (6,446)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      96,782      117,359
                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 124,141    $ 110,913
                                                   =========    =========

                      OGDEN CORPORATION AND SUBSIDIARIES
                                 JUNE 30, 1996


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

In connection with Ogden's restructuring plan, the environmental business of Ogden Environmental and Energy Services (OEES) was transferred to Ogden Projects, Inc. as of January 1, 1996. In the first quarter of 1996 the laboratory business of OEES and W. J. Schafer, a unit of Ogden Technology Services, were sold. The Ogden Professional Services group, another unit of Ogden Technology Services, was sold in April 1996. The Facility Management Services group operations, outside of New York, were sold in June 1996 and the asbestos abatement operations were discontinued in June 1996.

The accompanying financial statements have been reclassified as to certain amounts to conform with the 1996 presentation.

Operations:

Revenues for the first six months of 1996 were $26,700,000 higher than the comparable period of 1995 primarily reflecting increased revenues of $52,000,000 in Entertainment Services, chiefly associated with new contracts, increased customer activity primarily at sports venues, the start-up of operations in Europe and the acquisition of Florida Leisure in 1996; $16,400,000 in Facility Management Services primarily due to increased customer activity outside of New York; a $13,000,000 net gain from the disposition of certain non-core businesses, namely the sale of Facility Management Services operations outside of New York, Ogden Professional Services and the discontinuance of asbestos abatement operations; and $11,100,000 in Waste-to-Energy Services primarily reflecting operations of the Montgomery County facility which commenced operations in August 1995. These revenue increases were substantially offset by reduced construction revenues of $39,400,000 primarily due to the completion of the Montgomery County facility in August 1995, and reduced construction at the Detroit Facility; $15,400,000 in Aviation Services, chiefly associated with reduced activity in the air range and pilot training systems company and in a Brazilian aviation unit which was disposed of in 1996; $10,300,000 in Environmental Services, chiefly associated with the sale of its laboratory business in

January 1996; $5,600,000 in Technology Services primarily due to the disposition of certain of these businesses sold in late 1995 and in 1996, partially offset by increased revenues of Technology Services' remaining business, a contract manufacturing operation.

Consolidated operating income for the six months ended June 30, 1996 was $8,800,000 higher than the comparable period of 1995. Entertainment Services operating income increased $5,700,000 primarily due to new contracts, increased customer activity principally in sports venues, and the acquisition of Florida Leisure in 1996. Aviation Services income was $4,900,000 lower due to a charge of $6,700,000 reflecting the decision to close one of its ground services locations, partially offset by increased operating income of $1,800,000 primarily in overseas operations. The operating income of Technology Services, which businesses have largely been disposed or are planned to be disposed, increased $4,600,000, largely reflecting the effect of a charge in 1995 of $17,100,000, substantially offset by the operating income associated with the businesses disposed of in late 1995 and in 1996, and reduced margins and increased costs with respect to the remaining Technology Services business. Operating income also increased $13,000,000 as a result of a net gain from the disposition of certain non-core businesses, namely the sale of Facility Services operations outside of New York, and a unit of the Technology Services, Ogden Professional Services, and the discontinuance of asbestos abatement operations. Projects' construction income was $9,800,000 lower reflecting the completion of the Montgomery County facility in August 1995 and reduced construction activity at the Detroit facility. Income from Projects' other operations were relatively unchanged.

Selling, general and administrative expenses for the six months ended June 30, 1996 were $5,600,000 lower than the comparable period of 1995 chiefly associated with the sale of Technology Services subsidiaries in late 1995 and in 1996. Debt service charges for the first six months of 1996 were relatively flat. The Corporation has three fixed interest rate swap agreements entered into as hedges against interest rate exposure on three series of adjustable-rate project debt that resulted in additional debt service of $387,000 in the first six months of 1996 and lower debt service of $165,000 in the first six months of 1995.

Interest income for the first six months of 1996 was $280,000 lower than the comparable period of 1995 primarily due to lower interest income on investments primarily offset by interest from State tax refunds and loans to joint ventures. Interest expense was $210,000 higher chiefly associated with increased average borrowings outstanding offset by a net decrease in variable rate interest costs, including a net decrease of $290,000 in interest costs on two interest rate swap agreements covering notional amounts of $100,000,000 and $7,100,000, respectively. The first swap agreement expires on December 16, 1998 and was entered into in order to convert Ogden's fixed rate $100,000,000 9.25% debentures into variable rate debt. The second swap expires November 20, 2000 and was entered into in December 1995 in order to convert Ogden's $7,100,000 variable rate debt to a fixed rate. During the first six months of 1996 and 1995, Ogden paid $70,000 and $360,000 on these swap agreements, respectively.

Equity in net income of investees and joint ventures for the six months ended June 30, 1996 was $2,200,000 lower than the comparable period of 1995 primarily reflecting lower earnings in Independent Power Joint Venture operations due to reduced prices and power production.

The effective income tax rate for the six months ended June 30, 1996 was 42% compared with 44% for the comparable period of 1995. This 2% decrease in the tax rate is due primarily to the effect of a reduction of certain foreign losses and the increased profitability of certain foreign operations combined with the use of foreign tax loss carryforwards.

Revenues for the three months ended June 30, 1996 were $8,500,000 higher than the comparable period of 1995 reflecting increased revenues of $27,000,000 in Entertainment Services due to new contracts, increased customer activity, primarily at sports venues, the start-up of operations in Europe and Argentina and the acquisition of Florida Leisure in 1996; a $13,000,000 net gain from the disposition of certain non-core businesses, previously described; $10,500,000 in Facility Services primarily reflecting increased customer activity outside of New York; $4,200,000 in Waste-to-Energy Services due primarily to the full commercial operations of the Montgomery County facility which commenced commercial operations in August 1995. These revenue increases were substantially offset by reduced revenues of $21,300,000 in Technology Services primarily reflecting the disposition of certain of these businesses in late 1995 and in 1996; $15,600,000 in construction revenues due primarily to the Montgomery County facility being completed in August 1995 and reduced construction in the Detroit facility; and $10,900,000 in Aviation Services chiefly associated with reduced activity in the air range and pilot training systems company and the absence of a Brazilian aviation unit disposed of in 1996.

Consolidated operating income for the three months ended June 30, 1996 was $11,900,000 higher than the comparable period of 1995. Entertainment Services operating income increased $3,000,000 primarily due to new contracts, increased customer activity, and the acquisition of Florida Leisure in 1996. Aviation Services income was $3,500,000 lower due to a charge of $6,700,000 reflecting the decision to close one of its ground services locations, partially offset by increased operating income of $3,200,000 primarily in overseas operations. The operating income of Technology Services, which businesses have largely been disposed or are expected to be disposed, increased $4,700,000, largely reflecting the effect of a charge in the second quarter of 1995 of $17,100,000, partially offset by the operating income associated with the businesses disposed of in late 1995 and in 1996, and reduced margins and increased costs with respect to the remaining Technology Services business. Operating income also increased $13,000,000 as a result of a net gain from the disposition of certain non-core businesses, previously described. Projects' construction income was $5,100,000 lower reflecting the completion of the Montgomery County facility in August 1995 and reduced construction activity at the Detroit facility. Income from Projects' other operations were relatively unchanged.

Selling, general and administrative expenses for the three months ended June 30, 1996 were $3,400,000 lower than the comparable period of 1995 primarily due to the sale of non-core Technology Service businesses in late 1995 and the first quarter of 1996. Debt service charges for the three months ended June 30, 1996 were $2,100,000 lower than the comparable period of 1995 primarily reflecting lower debt outstanding because of redemption and maturities on bonds. The three interest rate swap agreements entered into as hedges against interest rate exposure on series of adjustable-rate project debt resulted in additional debt service of $160,000 in the second quarter of 1996 and $150,000 lower debt service in the second quarter of 1995.

Interest income for the quarter ended June 30, 1996 was $600,000 higher than the comparable period of 1995 principally due to interest on State tax refunds and loans to joint ventures partially offset by lower interest income on investments. Interest expense was flat for the three month period ending June 30, 1996 compared with the comparable period of 1995. During the three months ending June 30, 1996 and 1995, Ogden paid $105,000 and $169,000 on two interest rate swap agreements.

Equity net income of investees and joint ventures for the three months ended June 30, 1996 was $200,000 higher than the comparable period of 1995.

The effective income tax rate for the three months ended June 30, 1996 was 42% compared with 44% for the comparable period of 1995. This 2% decrease in the tax rate is due primarily to the effect of a reduction of certain foreign losses and the increased profitability of certain foreign operations combined with the use of foreign tax loss carryforwards.

Capital Investments and Commitments: During the first six months of 1996, capital investments amounted to $26,800,000, of which $7,400,000 inclusive of restricted funds transferred from funds held in trust, was for Projects' waste-to-energy operations and $19,400,000 was for normal replacement and growth in Services' and Projects' operations.

At June 30, 1996, capital commitments amounted to $49,700,000 for normal replacement, modernization, and growth in Services' ($38,900,000) and Projects' ($10,800,000) operations. In addition, compliance with recently promulgated standards and guidelines under the Clean Air Act Amendments of 1990 may require additional capital expenditures of $30,000,000 during the next four years.

Ogden and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy, entertainment, and other facilities. In the normal course of business, they are involved in legal proceedings in which damages and other remedies are sought. Management does not expect that these contractual obligations, legal proceedings, or any other contingent obligation incurred in the normal course of business will have a material adverse effect on Ogden's Consolidated Financial Statements.

During 1994, a subsidiary of the Corporation entered into a 30-year facility management contract pursuant to which it agreed to advance funds to a customer, if necessary, to assist refinancing senior secured debt incurred in connection with construction of the facility. Such refinancing requirements are not expected to exceed $75,000,000 at maturity of the senior secured debt, which is expected to be on or about March 1, 2001. In addition, at June 30, 1996, the Corporation has guaranteed indebtedness of $15,300,000 of an affiliate and principal tenant of this customer. Ogden continues as guarantor of surety bonds and letters of credit totaling approximately $17,500,000 on behalf of International Terminal Operating Co. Inc. and has guaranteed borrowings of certain customers amounting to approximately $27,600,000. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

Liquidity/Cash Flow: Net cash provided from operating activities was $12,500,000 higher than the comparable period of 1995, primarily due to the timing of federal and foreign income tax payments of $8,800,000 and the net effect of the substantial completion of construction activity in 1995.

Net cash provided from investing activities was $60,500,000 higher than the comparable period of 1995, primarily reflecting cash provided from the sale of businesses of $90,900,000, lower capital expenditures of $24,600,000, lower costs of acquisitions of $9,700,000, offset by a reduction in cash provided from the sale of marketable securities of $55,700,000.

Net cash used in financing activities increased $39,200,000 over the comparable period of 1995 primarily due to the net repayment of debt of $21,400,000, increased dividends paid of $1,900,000, reduced other borrowings of $12,700,000, and an increase in restricted funds held in trust of $3,400,000.

Exclusive of changes in waste-to-energy facility construction activities, the Corporation's various types of contracts are not expected to have a material effect on liquidity. Debt service associated with project debt, which is an explicit component of a client community's obligation under its service agreement, is paid as it is billed and collected. Cash required for investing and financing activities is expected to be satisfied from operating activities; available funds, including short-term investments; proceeds from the sale of non-core businesses; and the Corporation's unused credit facilities to the extent needed. At June 30, 1996, the Corporation had $126,832,000 in cash, cash equivalents, and marketable securities and unused revolving credit lines of $177,288,000.

                                          Six Months        Three Months
Information Concerning                   Ended June 30,     Ended June 30,
Business Segments                      1996      1995       1996      1995
- --------------------------------------------------------------------------------
                                         (In Thousands of Dollars)
Revenues:
Services:
Aviation Services                  $  220,965 $  236,406  $112,649 $123,580
Entertainment Services                174,964    122,920    98,427   71,437
Technology Services                   108,103    113,671    33,323   54,609
Facility Management Services          197,250    180,888   102,068   91,531
Other Services                          6,594      2,817     4,489      841
Net gain on disposition of
 businesses                            13,013               13,013
                                   ---------- ----------  -------- --------

Total Services                       720,889    656,702   363,969  341,998
                                   --------- ----------  -------- --------

Projects:
Waste-To-Energy Services              253,506    242,384   130,197  125,952
Independent Power                      29,698     28,588    16,203   15,135
Environmental Services                 59,870     70,215    33,508   36,718
Water and Wastewater                      868        809       443      466
Construction Activities                 1,940     41,355     1,779   17,376
                                   ---------- ----------  -------- --------

Total Projects                        345,882    383,351   182,130  195,647
                                   ---------- ----------  -------- --------

Total Revenues                     $1,066,771 $1,040,053  $546,099 $537,645
                                   ========== ==========  ======== ========

Income From Operations:
Services                           $   26,273 $    9,156  $ 13,235 $ (2,496)
Projects                               29,012     38,569    19,876   24,697
                                   ---------- ----------  -------- --------

Total Income from Operations           55,285     47,725    33,111   22,201

Equity in net income (loss) of
investees and joint ventures:
Services                                1,240      1,527     1,107      695
Projects                                  (14)     1,856       256      510
                                   ----------  ---------  -------- --------

Total                                  56,511     51,108    34,474   23,406
Corporate unallocated expenses-net     (4,597)    (5,911)   (2,251)  (2,932)
Corporate interest-net                 (8,027)    (7,537)   (3,535)  (4,230)
                                   ----------- ---------  -------- --------

Income Before Income Taxes and
 Minority Interests                $   43,887 $   37,660  $ 28,688 $ 16,244
                                   ========== ==========  ======== ========

                           PART II - OTHER INFORMATION



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

            As previously disclosed, Ogden was the defendant in actions brought in state court in Fort Worth and Houston, Texas by several individuals who claimed that Ogden had breached its obligations to them to develop a hazardous waste facility. In March 1995, the Fort Worth court entered partial summary judgment for the plaintiffs (the "Fort Worth Plaintiffs") in that action on the issue of whether Ogden had breached its contractual obligations. Subsequently, the Houston case was abated and the plaintiffs in that case (the "Intervening Plaintiffs") intervened in the Fort Worth action. In October 1995 the Company settled with the Fort Worth Plaintiffs, pursuant to which the summary judgment was vacated and on May 30 1996, the Company settled all issues relating to the Intervening Plaintiffs.

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

Item 4.     Submission of Matters to a Vote of Security Holders

            (a) The Annual Meeting of Shareholders of Ogden Corporation was held on May 23, 1996.

            (b)         Not Required

            (c)   (i)   Proposal 1: Election of six directors for a
                        three year term:

                                    Number of votes for           Withheld

      Ralph E. Ablon                42,419,736                    1,201,896
      Terry Allen Kramer            42,431,211                    1,190,421
      Maria  P. Monet               39,574,814                    4,046,818
      Jesus Sainz                   42,470,102                    1,151,530
      Frederick Seitz               42,460,890                    1,160,742
      Helmut Volcker                42,185,675                    1,435,957

      (ii) Proposal 2: Ratification of the selection of Deloitte & Touche LLP as independent public accounts of the corporation and its subsidiaries for the year 1996:


      For               Against           Abstain           Broker Non-Vote

      43,113,686        329,005           178,941                 - 0 -


      (iii) Proposal 3: Stockholder proposal requesting the Board of Directors take the steps necessary to provide that new Directors be elected annually and not by classes:


      For               Against           Abstain           Broker Non-Vote

      17,789,345        18,422,337        879,041           6,530,909

      (iv) Proposal 4: Stockholder proposal requesting the Board of Directors to adopt a policy against entering into compensation awards to officers and directors which are contingent on a change in control unless such award is submitted to a vote of shareholders:

      For               Against           Abstain           Broker Non-Vote

      14,993,797        20,416,836        1,680,090         6,530,909

      (v) Proposal 5: Stockholder proposal requesting the Board of Directors take steps necessary to require all non-employee directors receive a minimum of 50% of their total compensation in the form of Ogden stock which cannot be sold for three years:

      For               Against           Abstain           Broker Non-Vote

      5,967,252         30,312,556        810,915           6,530,909




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

- ----------
* Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.

                10   Material Contracts

                10.1 Credit Agreement by and among Ogden, The Bank of New York, as Agent and the signatory Lenders thereto dated as of September 20, 1993.*

                     (i)  Amendment to Credit Agreement, dated as
                          of November 16, 1995.*

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


- ----------
* Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.

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

- ----------
* Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.

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

                27   Financial Data Schedule (EDGAR Filing Only).

- ----------
* Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.



           (b)  Reports on Form 8-K

                There were no Form 8-K Current Reports filed during the Second Quarter of 1996.

                               EXHIBIT INDEX

EXHIBIT
  NO.      DESCRIPTION OF DOCUMENT             FILING INFORMATION
- -------    -----------------------             ------------------

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
           Subordinated Debentures, Due 2002.

EXHIBIT
  NO.      DESCRIPTION OF DOCUMENT             FILING INFORMATION
- -------    -----------------------             ------------------

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

           (i)  Amendment to Credit            Filed as Exhibit 10.1(i) to
                Agreement, dated as of         Ogden's Form 10-K for the
                November 16, 1995.             fiscal year ended December
                                               31, 1995 and incorporated
                                               herein by reference.

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

EXHIBIT
  NO.      DESCRIPTION OF DOCUMENT             FILING INFORMATION
- -------    -----------------------             ------------------

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

EXHIBIT
  NO.      DESCRIPTION OF DOCUMENT             FILING INFORMATION
- -------    -----------------------             ------------------

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

EXHIBIT
  NO.      DESCRIPTION OF DOCUMENT             FILING INFORMATION
- -------    -----------------------             ------------------

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

EXHIBIT
  NO.      DESCRIPTION OF DOCUMENT             FILING INFORMATION
- -------    -----------------------             ------------------

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

                                   SIGNATURES



            Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

                                          OGDEN CORPORATION
                                          (Registrant)


Date:       August 14, 1996               By:/S/ Philip G. Husby
                                             -------------------
                                                Philip G. Husby
                                                Senior Vice President and
                                                Chief Financial Officer

Date:       August 14, 1996               By:/S/ Robert M. DiGia
                                             -------------------
                                                Robert M. DiGia
                                                Vice President,
                                                Controller and Chief
                                                Accounting Officer