Form 10-Q
period 1996-09-30
OGDEN CORP
filed 1996-11-14
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number    1-3122

                                Ogden Corporation
                                -----------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-5549268
-------------------------------               ------------------------------
(State or other jurisdiction of               I.R.S. Employer Identification
 incorporation or organization)                         Number)


                Two Pennsylvania Plaza, New York, New York 10121
               --------------------------------------------------
               (Address or principal executive office) (Zip Code)

                                 (212)-868-6100
               --------------------------------------------------
                    (Registrant's telephone number including
                                   area code)

                                 Not Applicable
               --------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    ---           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996; 49,714,444 shares of Common Stock, $.50 par value per share.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                      FOR THE NINE MONTHS           FOR THE THREE MONTHS
                                             ENDED                         ENDED
                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                    --------------------------    --------------------------
                                       1996           1995           1996           1995
                                    -----------    -----------    -----------    -----------
                                        (In Thousands of Dollars, Except per Share Data)

Service revenues                    $ 1,073,418    $ 1,156,227    $   314,338    $   396,901
Net sales                               477,637        409,270        184,899        169,898
Construction revenues                     3,344         62,958          1,404         21,603
Net gain on disposition of
 businesses                              13,013
   Total revenues                     1,567,412      1,628,455        500,641        588,402
                                    -----------    -----------    -----------    -----------

Operating costs and expenses            859,297        938,115        232,574        314,312
Costs of goods sold                     443,543        375,102        176,572        158,159
Construction costs                        2,188         40,635            384          9,384
Selling, administrative and
 general expenses                        92,449        105,307         27,209         34,480
Debt service charges                     83,339         83,978         27,769         28,447
                                    -----------    -----------    -----------    -----------
   Total costs and expenses           1,480,816      1,543,137        464,508        544,782
                                    -----------    -----------    -----------    -----------

Consolidated operating income            86,596         85,318         36,133         43,620
Equity in net income of investees
 and joint ventures                       3,112          6,117          1,886          2,734
Interest income                          10,707         11,143          3,635          3,795
Interest expense                        (22,426)       (22,245)        (7,327)        (7,360)
Other income (deductions)-net               238             70             13            (46)
                                    -----------    -----------    -----------    -----------

Income before income taxes
and minority interests                   78,227         80,403         34,340         42,743
Less: income taxes                       32,855         35,643         14,422         18,896
      minority interests                 (1,192)        (1,240)          (470)            19
                                    -----------    -----------    -----------    -----------

Net income                          $    46,564    $    46,000    $    20,388    $    23,828
                                    ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE           $       .94    $       .93    $       .41    $       .48
                                    ===========    ===========    ===========    ===========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                       1996            1995
                                                    -----------     -----------
                                                     (In Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents                           $   176,681     $    96,782
Marketable securities available for sale                 13,939
Restricted funds held in trust                          122,907          95,238
Receivables (less allowances: 1996,
$37,605 and 1995, $37,039)                              459,075         597,644
Deferred income taxes                                    32,045          31,979
Other                                                    98,394          90,784
                                                    -----------     -----------
  Total current assets                                  889,102         926,366
Property, plant and equipment-net                     1,850,423       1,879,179
Restricted funds held in trust                          210,307         218,551
Unbilled service and other receivables
(less allowances: 1996, $6,000)                         219,134         191,753
Unamortized contract acquisition costs                  145,197         148,342
Goodwill and other intangible assets                     88,035          87,596
Other assets                                            198,325         200,884
                                                    -----------     -----------
TOTAL ASSETS                                        $ 3,600,523     $ 3,652,671
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt                   $     3,962     $     4,680
Current portion of project debt                          57,244          55,774
Dividends payable                                        15,537          15,294
Accounts payable                                        109,731         114,648
Accrued expenses, etc                                   313,107         291,421
Deferred income                                          31,859          28,702
                                                    -----------     -----------
  Total current liabilities                             531,440         510,519
Long-term debt                                          307,449         344,333
Project debt                                          1,532,539       1,551,203
Deferred income taxes                                   326,772         310,400
Other liabilities                                       196,522         230,558
Minority interests                                        9,186          10,030
Convertible subordinated debentures                     148,650         148,650
                                                    -----------     -----------
  Total Liabilities                                   3,052,558       3,105,693
                                                    -----------     -----------

Shareholders' Equity:
Serial cumulative convertible preferred
stock, par value $1.00 per share;
authorized 4,000,000 shares; shares
outstanding: 47,703 in 1996 and 49,469
in 1995, net of treasury shares of
29,820 in 1996 and 1995, respectively                        48              50
Common stock, par value $.50 per share;
authorized, 80,000,000 shares; shares
outstanding: 49,714,444 in 1996 and
49,467,781 in 1995, net of treasury
shares of 3,636,123 and 3,735,123 in
1996 and 1995, respectively                              24,857          24,734
Capital surplus                                         200,918         197,921
Earned surplus                                          327,916         328,047
Cumulative translation adjustment-net                    (5,075)         (2,657)
Pension liability adjustment                               (760)           (760)
Net unrealized gain (loss) on securities
available for sale                                           61            (357)
                                                    -----------     -----------
  Total Shareholders' Equity                            547,965         546,978
                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 3,600,523     $ 3,652,671
                                                    ===========     ===========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                     FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                     --------------------------
                                                        1996           1995
                                                     -----------    -----------
                                                      (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                       $   145,674    $   140,981
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                               58,768        (30,208)
Other assets                                             (35,758)       (33,193)
Increase (Decrease) in Liabilities:
Accounts payable                                           3,401         (1,828)
Accrued expenses                                          12,106          7,510
Deferred income                                            2,523          5,183
Other liabilities                                        (24,902)       (16,483)
                                                     -----------    -----------
 Net cash provided by operating
  activities                                             161,812         71,962
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Entities purchased, net of cash acquired                 (16,818)       (18,219)
Proceeds from sale of marketable securities
 available for sale                                       13,158         71,561
Proceeds from sale of businesses                          90,946
Proceeds from sale of property, plant
 and equipment                                             5,650          2,952
Investments in waste-to-energy facilities                (10,278)       (23,875)
Other capital expenditures                               (31,979)       (52,570)
Decrease in other receivables                             11,378          6,251
Other                                                    (11,150)        (7,891)
                                                     -----------    -----------

 Net cash provided by (used in) investing
  activities                                              50,907        (21,791)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for waste-to-energy-facilities                112,911         66,679
Other new debt                                             6,353         37,095
Increase in funds held in trust                          (18,502)       (18,774)
Payment of debt                                         (190,137)       (99,196)
Dividends paid                                           (46,452)       (44,268)
Other                                                      3,007          2,982
                                                     -----------    -----------

 Net cash used in financing activities                  (132,820)       (55,482)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                               79,899         (5,311)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          96,782        117,359
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   176,681    $   112,048
                                                     ===========    ===========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 Nine Months Ended                 Year Ended
                                                 September 30, 1996             December 31, 1995
                                               Shares         Amounts        Shares           Amounts
                                             --------------------------    ----------------------------
                                                 (In Thousands of Dollars, Except Per Share Amounts)
Serial Cumulative Convertible Preferred
Stock, Par Value $1.00 Per Share;
Authorized 4,000,000 Shares:
Balance at beginning of period                   79,289             $80          83,323             $84
Shares converted into common stock               (1,766)             (2)         (4,034)             (4)
                                             --------------------------    ----------------------------
Total                                            77,523              78          79,289              80
Treasury shares                                  29,820              30          29,820              30
                                             --------------------------    ----------------------------
Balance at end of period (aggregate
 involuntary liquidation value - 1996
  $961,215)                                      47,703              48          49,469              50
                                             --------------------------    ----------------------------

Common Stock, Par Value $.50 Per Share;
Authorized, 80,000,000 Shares:
Balance at beginning of period               53,202,904          26,602      52,641,215          26,320
Exercise of stock options, less common
 stock utilized                                 137,134              68          10,735               6
Shares used for pooling of interests            526,869             264
Conversion of preferred shares                   10,529               5          24,085              12
                                             --------------------------    ----------------------------
Total                                        53,350,567          26,675      53,202,904          26,602
                                             --------------------------    ----------------------------
Treasury shares at beginning of period        3,735,123           1,868       3,864,123           1,932
Exercise of stock options                       (99,000)            (50)       (129,000)            (64)
                                             --------------------------    ----------------------------
Treasury shares at end of period              3,636,123           1,818       3,735,123           1,868
                                             --------------------------    ----------------------------

Balance at end of period                     49,714,444          24,857      49,467,781          24,734
                                             --------------------------    ----------------------------

Capital Surplus:
Balance at beginning of period                                  197,921                          194,496
Exercise of stock options, less common
 stock utilized                                                   3,000                            2,620
Arising from pooling of interests                                                                    813
Conversion of preferred shares                                       (3)                              (8)
                                                           ------------                     ------------

Balance at end of period                                        200,918                          197,921
                                                           ------------                     ------------

Earned Surplus:
Balance at beginning of period                                  328,047                          381,864
Net income                                                       46,564                            7,444
                                                           ------------                     ------------
Total                                                           374,611                          389,308
                                                           ------------                     ------------
Preferred dividends-per share 1996,
$2.5128, 1995, $3.35                                                121                              171
Common dividends-per share 1996, $.9375
 1995, $1.25                                                     46,574                           61,090
                                                           ------------                     ------------
Total dividends                                                  46,695                           61,261
                                                           ------------                     ------------
Balance at end of period                                        327,916                          328,047
                                                           ------------                     ------------

Cumulative Translation Adjustment-Net                            (5,075)                          (2,657)
                                                           ------------                     ------------
Pension Liability Adjustment                                       (760)                            (760)
                                                           ------------                     ------------
Net Unrealized Gain (Loss) on Securities
 Available For Sale                                                  61                             (357)
                                                           ------------                     ------------

CONSOLIDATED SHAREHOLDERS' EQUITY                          $    547,965                     $    546,978
                                                           ============                     ============

                       OGDEN CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1996


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

In connection with Ogden's restructuring plan, the environmental business of Ogden Environmental and Energy Services (OEES) was transferred to Ogden Projects, Inc. as of January 1, 1996. In the first quarter of 1996 the laboratory businesses of OEES and W.J. Schafer, a unit of Ogden Technology Services, were sold. The Ogden Professional Services group, another unit of Ogden Technology Services, was sold in April 1996. The Facility Management Services group operations, outside of New York, were sold in June 1996 and the asbestos abatement operations were discontinued in June 1996.

The accompanying 1995 financial statements have been reclassified as to certain amounts to conform with the 1996 presentation.

Operations:

Revenues for the first nine months of 1996 were $61,000,000 lower than the comparable period of 1995 chiefly associated with the disposition of non-core businesses; $46,600,000 resulting from the sale of Facility Management Services operations outside of New York as of June 30, 1996; $38,500,000 in Technology Services primarily due to the disposition of certain of these businesses sold in late 1995 and in 1996, partially offset by increased revenues of Technology Services' remaining business, Atlantic Design, a contract manufacturing operation; $59,600,000 in reduced construction revenues primarily due to the completion of the Montgomery County facility in August 1995 and reduced construction at the Detroit facility; $20,500,000 in Aviation Services, chiefly associated with reduced activity in the air range and pilot training systems company and in a Brazilian aviation unit disposed of in 1996; $14,600,000 in Environmental Services chiefly associated with the sale of the laboratory business in January 1996. These revenue decreases were partially offset by increased revenues of $86,400,000 in Entertainment Services, primarily reflecting new contracts, increased customer activity primarily at sports venues, the start-up of operations in Europe and Argentina, and the acquisition of Florida Leisure in 1996; $13,300,000 in Waste-to-Energy service revenues chiefly associated with the full commercial operations of the Montgomery County facility which commenced operations in August 1995 and a net gain of $13,000,000 from the disposition of non-core businesses.

Consolidated operating income for the nine months ended September 30, 1996 was $1,300,000 higher than the comparable period of 1995. Entertainment Services operating income increased $11,800,000 primarily due to new contracts, increased customer activity principally in sports venues, the start-up of operations in Argentina and the acquisition of Florida Leisure in 1996. Operating income also increased $13,000,000 as a result of the net gain from the disposition of certain non-core businesses, namely the sale of Facility Services operations outside of New York, a unit of Technology Services Group, Ogden Professional Services, and the discontinuance of Asbestos Abatement operations. Ogden Power income increased $4,400,000 primarily due to increased activity. Waste-to-energy income increased $2,200,000 primarily reflecting full commercial operations of the Montgomery County facility. These increases were partially offset by reduced construction income of $21,200,000 reflecting the completion of the Montgomery County facility in August 1995 and reduced activity at the Detroit facility, the operating income of Technology Services which businesses have largely been disposed or are planned to be disposed, decreased $6,800,000, largely reflecting a charge in 1995 of $17,100,000, which was more than offset by operating income associated with businesses disposed of in 1995 and in 1996 and reduced margins and increased costs with respect to the remaining Technology Services business, Atlantic Design, a contract manufacturing company. Facility Services income was $3,300,000 lower chiefly associated with the sale of its operations outside of New York in June 1996.

Debt service charges for the nine months of 1996 were relatively flat. The Corporation has three fixed interest rate swap agreements entered into as hedges against interest rate exposure on three series of adjustable-rate project debt that resulted in additional debt service of $572,000 in the nine months of 1996 and lower debt service of $198,000 in the comparable period of 1995.

Interest income and interest expense for the nine months of 1996 were relatively flat. The Corporation has two interest rate swap agreements covering notional amounts of $100,000,000 and $6,700,000, respectively. The first swap agreement expires on December 16, 1998 and was entered into in order to convert Ogden's fixed rate $100,000,000 9.25% debentures into variable rate debt. The second swap expires November 20, 2000 and was entered into in December 1995 in order to convert Ogden's $6,700,000 variable rate debt to a fixed rate. These agreements resulted in additional interest expense of $110,000 in the nine months of 1996 and $470,000 in the comparable period of 1995.

Equity in net income of investees and joint ventures for the nine months ended September 30, 1996 was $3,000,000 lower primarily reflecting reduced earnings in Ogden Power Joint Venture operations due to reduced prices.

The effective income tax rate for the nine months ended September 30, 1996 was 42% compared with 44% for the comparable period of 1995. This 2% decrease in the tax rate is due primarily to the effect of a reduction of certain foreign losses and the increased profitability of certain foreign operations combined with the use of foreign tax loss carryforwards.

Revenues for the three months ended September 30, 1996 were $87,800,000 lower than the comparable period of 1995 primarily associated with the disposition of non-core businesses; $63,000,000 resulting from the sale of Facility Management Services operations outside of New York at June 30, 1996; $32,900,000 in Technology Services primarily due to the disposition of certain of these businesses sold in late 1995 and 1996, partially offset by increased revenues of Technology Services' remaining business, a contract manufacturing operation; $20,200,000 in reduced construction revenues due primarily to the completion of the Montgomery County facility in August 1995. Revenues from Projects' other operations were relatively unchanged. These revenue decreases were partially offset by increased revenues of $34,300,000 in Entertainment Services, chiefly associated with new contracts, increased customer activity, principally at sports venues, the acquisition of Florida Leisure in 1996, and the start-up of operations in Argentina in 1996.

Consolidated operating income for the three months ended September 30, 1996 was $7,500,000 lower than the comparable period of 1995 primarily reflecting lower income of $11,400,000 in Technology Services primarily relating to operating income associated with businesses disposed of and reduced margins and increased costs with respect to the remaining Technology Services business; $11,400,000 in construction income reflecting the completion of the Montgomery County facility in August 1995; and $2,300,000 in Facility Services chiefly associated with the sale of the operations outside of New York in June 1996. These decreases were partially offset by Waste- to-Energy increased income of $6,700,000 primarily reflecting full commercial operations of the Montgomery County facility and increased activity and efficiency at other facilities; $6,200,000 in Entertainment Services chiefly associated with new contracts, increased customer activity, the acquisition of Florida Leisure in 1996 and in the start-up of operations in Argentina; and $3,800,000 in Aviation Services primarily due to the results of the unexpected sale of the JFK Ground Services operations which was partially offset by reduced activity in the air range and pilot training systems operations.

Debt service charges for the three months ended September 30, 1996 decreased $700,000 from the comparable period of 1995 due primarily to lower debt outstanding. Three interest rate swap agreements entered into as hedges against interest rate exposure on three series of adjustable rate project debt resulted in additional debt service costs of $185,000 in the third quarter of 1996 and lower debt service cost of $34,000 in the comparable period of 1995.

Interest income and interest expense was relatively flat for the three months ended September 30, 1996 and 1995. During the three months ended September 30, 1996 and 1995, Ogden paid $38,000 and $115,000 on the two interests rate swap agreements, respectively.

Equity in net income of investees and joint ventures was $800,000 lower primarily due to lower earnings in Ogden Power Joint Ventures operations due to reduced prices.

The effective income tax rate for the three months ended September 30, 1996 was 42% compared with 44% for the comparable period of 1995. This 2% decrease in the tax rate is due primarily to the effect of a reduction of certain foreign losses and the increased profitability of certain foreign operations combined with the use of foreign tax loss carryforwards.

Capital Investments and Commitments: During the nine months of 1996, capital investments amounted to $42,300,000, of which $10,300,000 inclusive of restricted funds transferred from funds held in trust, was for Projects' waste-to-energy operations and $32,000,000 was for normal replacement and growth in Services' and Projects' operations.

At September 30, 1996, capital commitments amounted to $53,600,000 for normal replacement, modernization, and growth in Services' ($43,000,000) and Projects' ($10,600,000) operations. In addition, compliance with recently promulgated standards and guidelines under the Clean Air Act Amendments of 1990 may require additional capital expenditures of $30,000,000 during the next four years.

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

During 1994, a subsidiary of the Corporation entered into a 30-year facility management contract pursuant to which it agreed to advance funds to a customer, if necessary, to assist refinancing senior secured debt incurred in connection with construction of the facility. Such refinancing requirements are not expected to exceed $75,000,000 at maturity of the senior secured debt, which is expected to be on or about March 1, 2001. In addition, at September 30, 1996, the Corporation has guaranteed indebtedness of $13,800,000 of an affiliate and principal tenant of this customer. Ogden continues as guarantor of surety bonds and letters of credit totaling approximately $17,500,000 on behalf of International Terminal Operating Co. Inc. and has guaranteed borrowings of certain customers amounting to approximately $26,700,000, as well as $8,000,000 of borrowings of joint ventures in which Ogden has equity interests. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

Liquidity/Cash Flow: Net cash provided from operating activities was $90,000,000 higher than the comparable period of 1995 chiefly associated with the collection of accounts receivables of non-core businesses sold during the period.

Net cash provided from investing activities was $73,000,000 higher than the comparable period of 1995 chiefly associated with cash provided from the sale of non-core businesses of $91,000,000, lower capital expenditures of $34,000,000, offset by a reduction in cash provided from the sale of marketable securities of $58,000,000.

Net cash used in financing activities increased $77,000,000 over the comparable period of 1995 primarily due to the refinancing of project debt and the net repayments of other debt in 1996.

Exclusive of changes in waste-to-energy facility construction activities, the Corporation's various types of contracts are not expected to have a material effect on liquidity. Debt service associated with project debt, which is an explicit component of a client community's obligation under its service agreement, is paid as it is billed and collected. Cash required for investing and financing activities is expected to be satisfied from operating activities, available funds, including short-term investments, proceeds from the sale of non-core businesses, and the Corporation's unused credit facilities to the extent needed. At September 30, 1996, the Corporation had $176,700,000 in cash, cash equivalents, and marketable securities and unused revolving credit lines of $206,300,000.

                                      Nine Months                   Three Months
                                         Ended                         Ended
Information Concerning                September 30,                 September 30,
Business Segments                  1996           1995           1996           1995
----------------------------------------------------------------------------------------
                                              (In Thousands of Dollars)
Revenues:
Services:
Aviation Services               $   339,391    $   359,902    $   118,426    $   123,496
Entertainment Services              306,340        219,963        131,376         97,043
Technology Services                 145,868        184,403         37,765         70,732
Facility Management Services        230,142        276,727         32,892         95,839
Other Services                        7,072          4,306            478          1,489
Net gain on disposition of
businesses                           13,013
                                -----------    -----------    -----------    -----------

Total Services                    1,041,826      1,045,301        320,937        388,599
                                -----------    -----------    -----------    -----------

Projects:
Waste-To-Energy                     379,811        366,535        126,305        124,151
Independent Power                    46,669         43,276         16,971         14,688
Environmental Services               94,465        109,086         34,595         38,871
Water and Wastewater                  1,297          1,299            429            490
Construction Activities               3,344         62,958          1,404         21,603
                                -----------    -----------    -----------    -----------

Total Projects                      525,586        583,154        179,704        199,803
                                -----------    -----------    -----------    -----------

Total Revenues                  $ 1,567,412    $ 1,628,455    $   500,641    $   588,402
                                ===========    ===========    ===========    ===========

Income From Operations:
Services                        $    42,492    $    28,153    $    16,219    $    18,997
Projects                             50,813         65,814         21,801         27,245
                                -----------    -----------    -----------    -----------

Total Income from Operations         93,305         93,967         38,020         46,242

Equity in net income of
investees and joint ventures:
Services                              2,383          2,243          1,143            716
Projects                                729          3,874            743          2,018
                                -----------    -----------    -----------    -----------

Total                                96,417        100,084         39,906         48,976
Corporate unallocated
expenses-net                         (6,471)        (8,579)        (1,874)        (2,668)
Corporate interest-net              (11,719)       (11,102)        (3,692)        (3,565)
                                -----------    -----------    -----------    -----------

Income Before Income Taxes
and Minority Interests          $    78,227    $    80,403    $    34,340    $    42,743
                                ===========    ===========    ===========    ===========

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     Ogden Corporation and its subsidiaries (the "Company") are parties to various legal proceedings involving matters arising in the ordinary course of business. The Company does not believe that there are any pending legal proceedings for damages against the Company, the outcome of which would have a material adverse effect on the Company on a consolidated basis.

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

               3.2       Ogden's By-Laws, as amended through May 23, 1996.

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

               10        Material Contracts.

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

                         (w)  Ogden Corporation CEO Formula Bonus Plan.*

                         (x) Form of amendments to the Ogden Projects, Inc. Pension Plan and Profit Sharing Plans effective as of January 1, 1994.*

                              (i) Form of amended Ogden Projects Profit Sharing Plan effective as of January 1, 1994 and incorporated herein by reference.*

                              (ii) Form of amended Ogden Projects Pension Plan,
                                   effective as of January 1, 1994 and
                                   incorporated herein by reference.*

                         (y) Termination Letter Agreement between Ogden and C.G. Caras, dated April 30, 1996.

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

     (b)  Reports on Form 8-K

          There were no Form 8-K Current Reports filed during the Third Quarter of 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

                                             OGDEN CORPORATION
                                             (Registrant)


Date:  November 13, 1996                     By:/S/ Philip G. Husby
                                                -------------------------
                                                Philip G. Husby
                                                Senior Vice President and
                                                Chief Financial Officer

Date:  November 13, 1996                     By:/S/Robert M. DiGia
                                                -------------------------
                                                Robert M. DiGia
                                                Vice President,
                                                Controller and Chief
                                                Accounting Officer

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

   3.2    Ogden's By-Laws as amended            Transmitted herewith as
          through May 23, 1996.                 Exhibit 3.2.

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
          Subordinated Debentures, Due 2002.

EXHIBIT
  NO.     DESCRIPTION OF DOCUMENT               FILING INFORMATION
-------   -----------------------               ------------------

   4.2    Fiscal Agency Agreement between       Filed as Exhibit (4) to Ogden's
          Ogden and Bankers Trust Company,      S-3 Registration Statement
          dated as of October 15, 1987,         filed with the Securities and
          and Offering Memorandum, dated        Exchange Commission on December
          October 15, 1987, relating to         4, 1987, Registration No.
          U.S. $75 million Ogden 5-3/4%         33-18875, and incorporated
          Convertible Subordinated              herein by reference.
          Debentures, Due 2002.

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

          (p)  Ogden Corporation Profit         Filed as Exhibit 10.8(p) to
               Sharing Plan.                    Ogden's Form 10-K for fiscal
                                                year ended December 31, 1992
                                                and incorporated herein by
                                                reference.

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

          (q)  Ogden Corporation Core           Filed as Exhibit 10.8(q) to
               Executive Benefit Program.       Ogden's Form 10-K for fiscal
                                                year ended December 31, 1992
                                                and incorporated herein by
                                                reference.

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

          (t)  Ogden Projects Supplemental      Filed as Exhibit 10.8(t) to
               Pension and Profit Sharing       Ogden's Form 10-K for fiscal
               Plans.                           year ended December 31, 1992
                                                and incorporated herein by
                                                reference.

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

EXHIBIT
  NO.     DESCRIPTION OF DOCUMENT               FILING INFORMATION
-------   -----------------------               ------------------

          (x) Form of amendments to the Ogden Filed as Exhibit 10.8(w) to Projects, Inc. Pension Plan and Ogden's Form 10-K for fiscal
               Profit Sharing Plans effective   year ended December 31, 1993
               as of January 1, 1994.           and incorporated herein by
                                                reference.

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

          (y)  Termination Letter Agreement     Transmitted herewith as
               between Ogden and C.G. Caras,    Exhibit 10.3(y).
               dated April 30, 1996.

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