Form 10-Q/A
period 1996-09-30
OGDEN CORP
filed 1996-11-26
CIK 73902

FORM 10-Q/A

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

          None.

     (b)  Reports on Form 8-K

          There were no Form 8-K Current Reports filed during the Third Quarter of 1996.

                                   Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

                                        OGDEN CORPORATION
                                        (Registrant)

Date:  November 26, 1996                By: /s/ Philip G. Husby
                                           -------------------------------
                                            Philip G. Husby
                                            Senior Vice President and
                                              Chief Financial Officer


Date:  November 26, 1996                By: /s/ Robert M. DiGia
                                           -------------------------------
                                            Robert M. DiGia
                                            Vice President, Controller and
                                              Chief Accounting Officer