Form 10-K
period 1996-12-31
OGDEN CORP
filed 1997-03-28
CIK 73902

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to____________________

Commission File Number 1-3122

                                OGDEN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       13-5549268
------------------------------------                     ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

Two Pennsylvania Plaza, New York, N.Y.                          10121
----------------------------------------                 -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number including area code - (212) 868-6100

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
Title of each class                                   which registered
-------------------                               -------------------------

Common Stock, par value                            New York Stock Exchange
   $.50 per share

$1.875 Cumulative Convertible                      New York Stock Exchange
Preferred Stock (Series A)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of registrant's voting stock, held by non-affiliates based on the New York Stock Exchange closing price as reported in the consolidated transaction reporting system as of the close of business on March 3, 1997 was as follows:

Common Stock, par value $.50  per share      $988,350,223

$1.875 Cumulative Convertible
Preferred Stock (Series A)                   $  9,245,005

The number of shares of the registrant's Common Stock outstanding as of March 3, 1997 was 49,810,846 shares.

The following documents are hereby incorporated by reference into this Form
10-K:

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 (Parts II and IV).

(2) Portions of the Registrant's 1997 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).

                                      INDEX

PART I                                                                     PAGE
------                                                                     ----

Item 1. Business

    Services Group                                                        1 - 10

        Entertainment                                                     2 - 7
        Aviation                                                          8 - 10
        Operational Restructuring                                             10

    Energy Group                                                         11 - 23

        Independent Power                                                11 - 15
        Waste to Energy                                                  15 - 19
        Water and Wastewater                                             20 - 21
        Environmental Consulting and Engineering                              21
        International Business Development                               22 - 23

    Other Information                                                    24 - 31

        Markets, Competition and General Business Conditions             24 - 25
        Equal Employment Opportunity                                          25
        Employee and Labor Relations                                          26
        Environmental Regulatory Laws                                    26 - 28
        Energy and Water Regulation                                      29 - 31
        Flow Control                                                          31
        Ash Residue                                                           31

Item 2. Properties                                                       32 - 34

Item 3. Legal Proceeding and Environmental Matters                       35 - 36

Item 4. Submission of Matters to a Vote of Security Holders                   36
        Executive Officers of Ogden                                      36 - 39

PART II

Item 5. Market For Ogden's Common Equity and Related
        Stockholder Matters                                                   39

Item 6. Selected Financial Data                                               39

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   39

Item 8. Financial Statements and Supplementary Data                           39

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                                   39

PART III

Item 10. Directors and Executive Officers of Ogden                            40

Item 11. Executive Compensation                                               40

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                       40

Item 13. Certain Relationships and Related Transactions                       40

PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                             40 - 45

                                     PART I

Item 1. BUSINESS

            Ogden Corporation, a Delaware corporation (hereinafter together with its consolidated subsidiaries referred to as "Ogden" or the "Company"), is a global company engaged in providing a wide range of services through its operating groups within each of its two business segments, Services and Energy (formerly Projects). The Services segment is composed of Ogden's Entertainment group and Aviation group and the Energy segment consists of Ogden's Independent Power group, Waste-to-Energy group, Water and Wastewater group and Environmental Consulting and Engineering group. A description of the operations of each of the foregoing groups is set forth herein.

            Set forth in the following table is the amount of revenue attributable to each of the operating groups within Ogden's Services and Energy business segments for each of the last three fiscal years (in thousands of dollars):

                                               YEARS ENDED DECEMBER 31,
                                      ------------------------------------------
SERVICES:                                1994          1995          1996
                                      ------------------------------------------
        AVIATION                      $  413,337    $  480,620    $  443,321
        ENTERTAINMENT                    245,187       301,315       391,933
        TECHNOLOGY                       212,098       251,243       187,435
        FACILITY MANAGEMENT              357,272       374,804       263,752
        OTHER                             10,811         7,257         7,196
        NET GAIN ON DISPOSITION OF
        BUSINESSES                                                    13,613
                                      --------------------------------------
               TOTAL SERVICES         $1,238,705    $1,415,239    $1,306,800
                                      --------------------------------------
ENERGY:
        WASTE-TO-ENERGY               $  459,478    $  494,921    $  536,221
        INDEPENDENT POWER                 26,368        57,443        61,341
        ENVIRONMENTAL                    140,745       145,748       121,575
        WATER AND WASTEWATER                             1,742         1,742
        CONSTRUCTION ACTIVITIES          213,125        69,900         3,402
        GAIN ON SALE OF LIMITED
        PARTNERSHIP INTERESTS             26,126
                                      --------------------------------------
               TOTAL ENERGY           $  865,842    $  769,754    $  724,281
                                      --------------------------------------
TOTAL SERVICES AND ENERGY             $2,104,547    $2,184,993    $2,031,081
                                      ======================================

            The amounts of revenue, operating profit or loss and identifiable assets attributable to each of Ogden's two business segments for each of the last three fiscal years is set forth on pages 38 and 39 of Ogden's 1996 Annual Report to Shareholders, certain specified portions of which are incorporated herein by reference.

                                    SERVICES

            The operations of Ogden's Services segment are performed primarily through its Entertainment and Aviation groups. The operations and services provided by the Entertainment group and Aviation group are performed through joint ventures, partnerships and wholly-owned subsidiaries within each of the groups. Each group provides a wide range of services to private and public facilities throughout the United States and many foreign countries. In foreign countries the development, construction, ownership and the providing of services may expose Ogden to potential risks that typically are not involved in such activities in the United States. The Entertainment and Aviation groups seek to manage and mitigate these risks through political and financial analysis of the foreign country; the analysis of key participants in each operation; insurance; participation by international finance institutions; and joint ventures with other companies. Payment for services is often made in whole or part in the domestic currencies of the foreign country and the conversion of such currencies into U.S. dollars may not be assured by a governmental or other creditworthy foreign country agency. In addition, fluctuations in value of such currencies against the U.S. dollar may cause the operation to yield less return than expected. Also, the transfer of earnings and profits in any form beyond the borders of the foreign country may be subject to special taxes or limitations imposed by the laws of the foreign country.

            Some customers of these two groups are billed on cost-plus or fixed-price basis. Where services are performed on a cost-plus basis, the customer reimburses the appropriate group for all acceptable reimbursable expenditures made in connection with the job and also pays a fee, which may be a percentage of the reimbursable expenditures, a specific dollar amount, or a combination of the two.

            Many contracts in the Aviation group may be written on a month-to-month basis or provide for a longer or indefinite term but are terminable by either party on notice varying from 30 to 180 days.

ENTERTAINMENT

            The Entertainment group consists principally of interests in themed attractions; live theater; concerts; gaming; large format theaters and films; performing artist management; recorded music and video development; as well as food, beverage and novelty concession operations; and facility management at arena, stadiums, amphitheaters, civic/convention centers and other recreational facilities. These services are provided to a wide variety of public and private facilities including stadiums, convention and exposition centers, arenas, parks, amphitheaters, and fairgrounds located in the United States, Mexico, Canada, Argentina, Germany, Australia, Spain and the United Kingdom. Entertainment also operates a racetrack and five off-track betting parlors in Illinois.

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

Location Based Entertainment

            Entertainment is involved in the development and operation of nature-themed attractions and merchandising throughout the United States. Grizzly Park, a nature-based entertainment center located at the entrance to Yellowstone National Park is owned and operated by Entertainment. Within Grizzly Park are, among other attractions, the Grizzly Discovery Center, a natural habitat with grizzly bears and gray wolves, and a variety of stores and restaurants.

            The American Wilderness Experience(TM) is a newly developed nature-themed attraction concept which has targeted five sites for development, all at megamalls developed by The Mills Corporation in the United States. The first is scheduled to open at the Ontario Mills mall in California during mid 1997. The other sites slated for development with The Mills Corporation include Arizona Mills (Phoenix, Arizona), Grapevine Mills (Dallas, Texas), Gurnee Mills (Chicago, Illinois) and Sawgrass Mills (Fort Lauderdale, Florida). These nature-themed attractions will be developed and operated by Entertainment and will feature live animals, foliage, scents and climates indigenous to each environment, motion-simulation rides, themed retailing and restaurants.

            Through a long-term leasehold interest, Entertainment operates Silver Springs and Wild Waters, two nature-based attractions located near Ocala, Florida. Silver Springs, located on a 250-acre park, is open 365 days a year and features attractions consisting of jungle cruise boat rides, jeep safari rides, animal shows, gift shops and eateries. Wild Waters, located on a six acre park, features a variety of slides, a wave pool, miniature golf, food services and other attractions and is open March through Labor Day.

            In 1995, the Port Authority of New York and New Jersey awarded Entertainment an eleven and one-half year lease to renovate and operate the 107th Floor Observation Deck at the World Trade Center in New York City. The Observation Deck, after undergoing a $6 million renovation, was opened to the public in March 1997. The renovations include wide-screen, high- definition television theaters that will take visitors on an aerial sightseeing tour of New York City and environs; interactive, multi-lingual kiosks at various viewing points; a nightly rooftop light show; and exhibits showcasing the region's pre-eminence in international trade, finance and the arts. The lease agreement provides that Entertainment will pay the Port Authority an annual fee plus a percentage of gross revenues above a certain level.

            Entertainment through a joint venture operates La Rural de Palermo, a 28-acre fair and exhibition center located in Buenos Aires, Argentina. The joint venture will continue the existing fair and exhibition business on the property while developing a master plan for the development of the property to include an entertainment attraction. Entertainment owns a 50% interest in the joint venture and serves as the managing partner. As such, Entertainment directs day-to-day operations and is responsible for creating and implementing the development plan for this property.

            Entertainment also owns an equity interest in Parques
Tecnocultiroles, S.A. ("Partecsa"), a Spanish Corporation based in Seville, Spain. Partecsa was awarded a 30-year contract to convert, remodel, manage and operate a 200-acre theme park located in Seville, Spain where the 1992 Exposition Fair was held. The park is scheduled to open in 1997.

Food, Beverage and Novelty Services at Stadiums, Arenas and Amphitheaters

            Food, beverage and novelty services are provided by Entertainment in the United States and Canada at a number of locations including those listed in the following table:

      Name                                           Location
      ----                                           --------

      Wrigley Field                                  Chicago, Illinois
      Rich Stadium                                   Buffalo, New York
      USAir Arena                                    Landover, Maryland
      Milwaukee Exposition and Convention Center     Milwaukee, Wisconsin
      Los Angeles Convention Center                  Los Angeles, California
      The Kingdome                                   Seattle, Washington
      Veterans Stadium                               Philadelphia, Pennsylvania
      Market Square Arena                            Indianapolis, Indiana
      McNichols Arena                                Denver, Colorado
      Cobo Hall                                      Detroit, Michigan
      Tempe Diablo Stadium                           Tempe, Arizona
      University of Oklahoma Stadium                 Norman, Oklahoma
      The MGM Grand Gardens Arena                    Las Vegas, Nevada
      Saint John Regional Exhibition Centre          New Brunswick, Canada
      General Motors Place                           Vancouver, British Columbia
      Mile High Stadium                              Denver, Colorado
      Victory Field                                  Indianapolis, Indiana

            Entertainment will be the exclusive food and beverage provider for the MCI Center under construction in downtown Washington, D.C. which is scheduled to open in the fall of 1997. This new 20,000-seat facility will serve as the home of the Washington Bullets National Basketball Association team and the Washington Capitals National Hockey League team. Entertainment will provide concession services to the general seating area as well as in-seat services to 110 suites and more than 2,000 club seats.

            Entertainment owns a 50% interest in the Australian and New Zealand business of the International Facility Corporation Pty Ltd. ("IFC"), a private facility management firm based in Brisbane, Australia. IFC is the managing general partner for all of the Entertainment/IFC joint venture accounts in Australia and New Zealand. These accounts include the Brisbane Entertainment Centre, the Newcastle Entertainment Centre, the Cairns Convention Centre, and a significant interest in Convex, operator of the Brisbane Convention and Exposition Centre. IFC is also acting as a consultant for the design and construction and will be providing ongoing management of the Olympic 2000 Stadium in Sydney, Australia.

            Entertainment also provides food and beverage services at amphitheaters throughout the United States, including those listed in the following table:

      Name                                              Location
      ----                                              --------

      Starlake Amphitheatre                             Pittsburgh, PA
      Fiddlers Green Amphitheatre                       Englewood, CO
      Sandstone Amphitheatre                            Kansas City, MO
      Cynthia Woods Mitchell Pavilion                   Woodlands,TX
      Meadows Music Theater (All-Seasons)               Hartford, CT
      Camden Amphitheatre (All-Seasons)                 Camden, NJ
      Polaris Amphitheatre                              Columbus, OH
      Nissan Amphitheatre                               Manassas, VA
      Molson Amphitheatre                               Toronto, Canada
      Virginia Beach Amphitheatre                       Virginia Beach, VA

Facility Management and Concession Services

            Entertainment, through long-term management agreements, operates and manages, and in some cases provides concession services, at various convention centers, arenas and public facilities including the following:

      Name                                              Location
      ----                                              --------

      Arrowhead Pond                                    Anaheim, CA
      Corel Centre                                      Ottawa, Canada
      Pensacola Civic Center                            Pensacola, FL

      Sullivan Arena                                    Anchorage, Alaska
      Egan Convention Center                            Anchorage, Alaska
      Rosemont Horizon                                  Chicago, IL
      Target Center                                     Minneapolis, MN
      Northlands Coliseum                               Edmonton, Alberta
      The Great Western Forum                           Los Angeles, CA
      Newcastle Arena                                   Newcastle, England
      NYNEX arena Manchester                            Manchester, England
      Bridgewater Hall*                                 Manchester, England
      Stadium Australia                                 Sydney, Australia
      Arena Oberhausen                                  Oberhausen, Germany

      * This performing arts center is operated by a joint venture company comprised of Entertainment and the Halle Concerts Society of England.

            The Corel Centre (formerly the Ottawa Palladium), a 19,000-seat multipurpose indoor arena in Ottawa, Canada, which is owned by a third party, opened in January of 1996, and Entertainment commenced operations under a 30-year contract to provide complete facility management and concession services at this arena, which is the home of the Ottawa Senators of the National Hockey League. Pursuant to the 30-year contract, Entertainment has agreed that the Corel Centre, under Entertainment's management, will generate a minimum amount of revenues and has agreed to advance funds, if necessary, to its customer to assist in refinancing senior secured debt incurred in connection with construction of the facility. Such refinancing requirements are currently scheduled to amount to $75 million at maturity of the senior secured debt, which is expected to be on or about January 1, 2001. Ogden anticipates that these arrangements will be renegotiated to provide for an Ogden obligation to purchase such senior secured debt in the amount of $95 million at the end of March 2000 if the debt is not refinanced. In addition, Ogden has guaranteed indebtedness of $16.1 million of an affiliate and principal tenant of Entertainment's customer. The owners of the Corel Centre are parties to a 30-year license agreement with the owner of the Ottawa Senators, pursuant to which the Ottawa Senators began to play their home games at the arena in January 1996.

            Pursuant to a management agreement between the City of Anaheim, California and a wholly-owned subsidiary of Ogden, Entertainment manages and operates the Arrowhead Pond, a facility owned by and located within the City of Anaheim. Ogden has agreed that the Arrowhead Pond, under Entertainment's management, will generate a minimum amount of revenues computed in accordance with this 30-year management agreement with the City. The Arrowhead Pond is a multi-purpose facility capable of accommodating professional basketball and hockey, concerts and other attractions, and has a maximum seating capacity of approximately 19,400. Entertainment also has a 30-year lease agreement with The Walt Disney Company at the Arrowhead Pond pursuant to which the Anaheim Mighty Ducks, a National Hockey League team owned by The Walt Disney Company, plays its home games.

            In Mexico, Entertainment provides food and beverage concessions at the Sports Palace, a 22,000 seat arena, located in Mexico City, as well as the new Autodrome Fundidora Amphitheater in Monterey, Mexico that is able to accommodate 18,000 people.

Other Activities

            Metropolitan Entertainment Company Inc. ("Metropolitan"), is a leading concert promoter in New York, New Jersey, Connecticut, and parts of Massachusetts in which Entertainment owns a 50% interest. Metropolitan and Entertainment, through their joint venture called the Metropolitan Entertainment Group ("MEG"), conduct concert promotion activities, operate amphitheaters in the eastern United States and concentrate on national and global music tours, artist management, Broadway and television productions, recording, and music publishing. MEG, through a long-term lease, operates the 20,000 capacity Darien Lake Performing Arts Center located in Darien Lake, New York. MEG has also established its own record label, Hybrid Recordings.

            Entertainment leases and operates a thoroughbred and harness racetrack and five off-track betting parlors in Illinois where it telecasts races from Fairmount Park and other racing facilities. Restaurants and other food and beverage services are provided by Entertainment at these facilities. A large portion of the track's revenue is derived from its share of the pari-mutuel handle, which can be adjusted by state legislation. Other income is derived from admission charges, parking, programs and concessions.

            Entertainment also provides concessions at zoos located in Seattle, Washington; Cleveland, Ohio; and Columbia, South Carolina.

            Entertainment also is engaged in the large-format film and theater business. These large-format films are usually shown on screens six stories high in specially designed theaters. Entertainment and Toronto-based Imax Corporation have entered into a letter of intent to co- develop, build and operate fifteen
(15) large-format IMAX(R) theaters domestically and internationally over the next five years. Entertainment has also formed a three-year co-production agreement with two-subsidiaries of Sony Corporation of America for several large-format films.

            Entertainment's first venture into the gaming business occurred in 1996 when it began to operate the casino at the Americana Beach Resort in Aruba. Entertainment's focus on gaming will be primarily on international properties linked to wider entertainment endeavors.

AVIATION

            The Aviation group provides specialized support services to airlines at locations throughout the United States, Canada, Europe, Latin America and the Pacific Rim. The specialized support services provided by this group include comprehensive ground handling, ramp, passenger, cargo and warehouse, aviation fueling and in-flight catering services. These services are performed through joint ventures, consortiums, contracts with individual airlines, consolidated agreements with several airlines, and contracts with various airport authorities.

            The Aviation group's operations have undergone and continue to undergo review and refinement through the sale of certain under-performing operations such as: (i) its ground services operations at New York's Kennedy International Airport; (ii) its VIP lounge in Chile; (iii) its in-flight kitchen operations at the Miami International Airport and at several airports in Spain; and (iv) certain of its skycap and security service operations at 15 airports throughout the United States.

Ground Handling and Specialized Support Services

            Ground handling services include diversified ramp operations such as baggage unloading and loading, aircraft cleaning, aircraft maintenance, flight planning, de-icing, cargo handling, warehouse operations and passenger-related services such as ticketing, check-in, security and pre-board services, passenger lounge operations, cargo/warehouse services and other miscellaneous services.

            Global expansion by the Aviation group has resulted in providing comprehensive ground handling and related services at many international locations throughout Europe, Canada, South America, Asia and other countries. Set forth below is a sampling of major foreign airports where Aviation currently conducts ground handling operations:

Airport                                                   Location
-------                                                   --------

Heathrow Airport                                          England
Schiphol International Airport                            Netherlands
Auckland International Airport                            New Zealand
Jorge Chaves International Airport                        Lima, Peru
Guarulhos International Airport                           Sao Paulo, Brazil
Galeao International Airport                              Rio de Janeiro, Brazil
Pearson International Airport                             Toronto, Canada
Mirabel and Dorval Airports                               Montreal, Canada
Simon Bolivar International Airport                       Caracas, Venezuela
Mexico International Airport                              Mexico City, Mexico
Chek Lap Kok                                              Hong Kong*
Macau International Airport                               Macau

      * Expected to open in 1998.

            Aviation also performs ground handling operations at eight different airports throughout Germany; the Czech Republic through a 50% interest in a Prague-based airport handling company; ground handling operations at the Arturo Merino Benitez Airport in Santiago, Chile and through a joint venture with a Turkish company, aircraft cleaning, security and commissary supplies to carriers at Ataturk Airport in Istanbul and other locations in Turkey. Ogden Aviation continues to perform services at St. Maarten's Princess Juliana International Airport. In Aruba through a corporation jointly owned by Aviation and Air Aruba, Aviation provides ramp and passenger services at Reina Beatrix International Airport. Other ground handling operations include the La Union Airport in Puerto Plata, Dominican Republic; the Belo Horizonte International Airport, Brazil; eleven (11) Airports in Mexico; and through a joint venture with Aldeasa S.A. of Spain provides cargo handling and warehousing services at airports located in Madrid and Barcelona, Spain.

Fueling Services

            Aviation operates fueling facilities, including storage and hydrant fueling systems for the fueling of aircraft. This operation assists airlines in designing, arranging financing for, and installing underground fueling systems. These fueling operation services are principally performed in the North American market, including the maintenance and operation of a new Fuel Farm located at the San Diego International Airport. However, Aviation is the sole fueling handling agent at Tocumen International Airport in Panama City, Panama and fuels aircrafts at the Luis Munoz International Airport in San Juan, Puerto Rico. . In-Flight Catering

            Aviation operates 11 in-flight kitchens for over 85 airline customers at a number of locations, including the following:

        Airport                                           Location
        -------                                           --------

        John F. Kennedy International                     New York
        LaGuardia                                         New York
        Newark International                              New Jersey
        Los Angeles International                         California
        San Francisco International                       California
        Washington Dulles International                   Washington, D.C.
        McCarren International (Las Vegas)                Nevada

Airport Privatization and Related Projects

            A consortium, composed of Ogden Aviation Services, Inc., Macau Aviation Services Corporation, EVA Airways, Air Macau and several local companies and prominent businessmen, was awarded a 19-year contract, with a 16-year exclusivity arrangement, pursuant to which the consortium provides ramp and cargo handling, passenger services, and aircraft line maintenance service at the new Macau International Airport, which opened and began operations in November 1995. The consortium, of which Aviation Services is the managing partner with a 29% participation, is providing all necessary passenger and ramp equipment, has constructed a cargo warehouse and is in process of building cargo and engineering facilities, an aircraft hangar and a state-of-the-art training center at the airport. The consortium's investment in infrastructure improvements and equipment in the new Macau airport is expected to exceed $40 million.

            Aviation is also part of a consortium, of which Aviation has a 19% interest, that has been awarded a 20-year concession contract by the Civil Aviation Authority of Colombia to finance, build and operate a second runway at the El Dorado Airport, in Bogota, Colombia. Aviation's consortium partners, including Spain's Dragados y Contrucciones SA and Colombia's Conconcreto, are building the 3.8-kilometer runway at an estimated cost of $97 million. Construction, which began in 1996, is expected to be completed by May 1998. The consortium will maintain the new runway, and the pre-existing runway, for approximately 17 years in return for runway landing fees.

Applied Data Technology

            Applied Data Technology, Inc. ("ADTI"), located in San Diego, California, is a leading supplier of air combat maneuvering instrumentation systems and after-action reporting and display systems. ADTI's range systems are installed at Navy and Air Force aircraft training ranges to facilitate air-to-air combat exercises and monitor, record and graphically display the exact maneuvers of the aircraft on the ranges and simulate the various weapons systems aboard the aircraft. These range automated systems are used by the U.S. Navy and Air Force to train pilots for combat conditions and by the Department of Defense in training pilots to avoid "friendly fire" incidents. ADTI's systems are currently installed at four of the 14 domestic ranges, including the range at the Top Gun school at Miramar, California. The range systems business includes new ranges, expansion and upgrade of existing ranges, product support and related programs.

OPERATIONAL RESTRUCTURING

            Ogden's Services segment has completed the disposition of most of its non-core businesses, including W.J. Schafer Associates, Inc., Ogden Professional Services Corporation, Facility Services (except the New York Region), Ogden BioServices Corporation, Universal Ogden Services (a 50% owned joint venture), and Analytical Technologies, Inc. The disposition of other non-core businesses, principally Atlantic Design Company, Inc., which provides contract manufacturing; Facility Services (New York Region) which provides facility management, maintenance, janitorial and manufacturing support services; and certain in-flight kitchen operations, skycap services and security services provided by its Aviation group, are expected to be sold during 1997.

                                     ENERGY

            The operations of Ogden's Energy segment are conducted by Ogden Energy Group, Inc. through four principal business areas: independent power, waste-to-energy, water and waste water and environmental consulting and engineering (collectively the "Energy Group"). Since the early 1980's, affiliates and subsidiaries of the Energy Group have been engaged in developing and in some cases owning energy-generating projects fueled by municipal solid waste, and providing long term services from these projects to communities. The Energy Group is now the largest full service vendor (i.e., builder/operator) in the world for waste-to-energy projects, based on both number of facilities as well as throughput capacity. In addition, since 1989, subsidiaries have been engaged in developing, owning and/or operating independent power production projects. The Company seeks to utilize the expertise gained from these activities in developing, owning or operating energy generating facilities in the United States and abroad that utilize a variety of other fuels, as well as water and wastewater facilities that will similarly serve communities on a long term basis.

            The Energy Group generally seeks to participate in projects in which it can make an equity investment and become the operator; its returns will be derived from equity distributions and/or operating fees. It also seeks to have a role in the development of the projects. The types of projects in which the Energy Group seeks to participate sell the electrical power services they generate, or the waste or water-related services they provide, under long term contracts or market concessions to utilities, government agencies providing power distribution, creditworthy industrial users, or local government units providing waste disposal or water and wastewater services. For power projects utilizing a combustible fuel or geothermal sources, the Energy Group seeks projects which have a secure supply of fuel or geothermal brine through long-term supply arrangements or by obtaining control of the fuel source. The Energy Group generally looks to finance its projects using equity or capital commitments provided by it or other investors, combined with nonrecourse debt for which the lender's sole source of payment is project revenues and assets.

            The number of projects being pursued at any given time by the Energy Group will, naturally, fluctuate. The complexities and uniqueness of international project development in particular requires that the Energy Group continually assess the likelihood of successful project financing throughout the development stage and weigh that against the expected benefits. In addition, the Energy Group may, depending upon circumstances and at the appropriate time, elect to dispose of a portion of an equity interest it may have in a project after financing.

INDEPENDENT POWER

            The Energy Group's independent power business is conducted by its wholly-owned subsidiary, Ogden Energy, Inc. ("OEI"). OEI develops, operates and/or invests in independent (i.e., nonutility) electric energy generation ("Independent Power Production" or "IPP") projects which sell their output to utilities, electricity distribution companies or industrial consumers in the

United States and abroad. The activities of this group do not include the development of generating facilities fueled by solid waste, which are conducted by the waste-to-energy group, discussed below.

            The Energy Group presently has interests in IPP projects with an aggregate generating capacity of 1172 MW (gross) either operating or under construction in the United States, Central and South America, and The Philippines. It continues to seek to expand its ownership and operation of IPP projects in these and other regions, primarily with focus on development opportunities in the Pacific Rim, Southeast Asia and India. The Energy Group's IPP business is facilitated through field offices in Hong Kong; Manila, The Philippines; Taipei, Taiwan, and Sao Paulo, Brazil.

      (a) IPP Projects.

            Quezon.

            During 1996 and early 1997, the Energy Group successfully completed the development stage of its largest international project to date. A consortium, of which the Energy Group is a member has developed and is now constructing a 480 MW coal-fired electric generating facility in the Republic of the Philippines (the "Quezon Project"). The other members of the consortium are affiliates of International Generating Company, an affiliate of Bechtel Enterprises, Inc. and PMR Limited Co., a Philippines partnership. The consortium entered into a power purchase agreement with Manila Electric Company ("Meralco"), the largest electric distribution company in The Philippines, which serves the area surrounding and including metropolitan Manila. Under the terms of the agreement, Meralco is obligated, for a period of 25 years, to purchase stated minimum annual quantities of electricity produced by the facility on terms and at prices set forth in the agreement. The consortium has entered into contracts for the supply of coal at stated prices for a portion of the term of the power purchase agreement.

            The power purchase agreement has been approved by the Philippines Energy Regulatory Board. The project has received an environmental clearance certificate, the primary environmental permit required for construction and operation, together with all permits required to commence ground-clearing and grading activities. Site acquisition has been substantially completed. Total cost of development and construction of the Quezon Project is expected to be approximately $800 million. A notice to proceed with construction of the facility has been issued to the turnkey contractors, which are affiliates of Bechtel Enterprises, Inc., and construction of the facility commenced on December 27, 1996. An Energy Group subsidiary will operate the Quezon Project on behalf of the consortium for a 25 year term from the commencement of commercial operation.

            On December 30, 1996, the consortium concluded negotiations with and executed financing agreements with construction and term lenders to the Quezon Project, including Union Bank of Switzerland and the US Export-Import Bank. On February 11, 1997 the financing was closed, subject to certain conditions subsequent which must be satisfied prior to the initial loan disbursement. All conditions to release of loan proceeds are expected to be satisfied in due course.

            The Energy Group will receive certain limited amounts of revenue from the Quezon Project during construction. Operating revenue is expected to commence upon commercial operation, projected for January 2000.

            Operating Facilities.

            The Energy Group's operating IPP projects utilize a variety of energy sources: water (hydroelectric), natural gas, geothermal energy, and petroleum distillates. The Quezon Project when completed will utilize coal.

            The Group's hydroelectric projects include the New Martinsville, West Virginia project, which is operated through a wholly-owned subsidiary. The output is sold under a long term contract with Monongohela Power Company. The Energy Group has an ownership interest in the Don Pedro project in Costa Rica through an equity investment in Energia Global, Inc. ("EGI"). Don Pedro is owned by EGI and is operated by an affiliate of the Energy Group. A second hydroelectric project, Rio Vulcan, is scheduled to commence operation in 1997 and also will be operated by an Energy Group affiliate. The electric output from both of these facilities is sold to Instituto Costarricense de Electricidad.

            The Energy Group's natural gas projects include the Brandywine Maryland facility which began operation in 1996. This facility is operated by a subsidiary of the Energy Group, and its output is sold to Potomac Electric Power Company. The other natural gas projects are located in Bolivia, where affiliates of the Energy Group own an interest in Empresa Valle Hermoso ("EVH") which was formed by the Bolivian government as part of the capitalization of the government-owned utility ENDE. EVH owns and operates 215 MW of gas-fired generating capacity. An affiliate of OEI participates in a joint venture that supplies EVH with management services support.

            The Energy Group is the lessee of two geothermal facilities in California, both of which are operated by the Group's affiliates, and a geothermal resource which is adjacent to and supplies fluid to both geothermal facilities. The electricity from both projects, the Heber and SIGC facilities, is sold under long-term contracts with Southern California Edison.

            In 1996, the Energy Group added diesel fuel facilities to its portfolio through the acquisition of equity interests in two projects in the
Philippines: the Bataan Cogeneration project and the Island Power project. These projects will be operated by an affiliate of the Energy Group. The Bataan Cogeneration project has a long-term contract to sell its electrical output to the National Power Corporation (with which it also has entered into a fuel management agreement for fuel supply) and the Bataan Export Processing Zone Authority, while the Island Power project has a long-term power contract with the Occidental Mindoro Electric Cooperative.

            (b) Project Summaries. Certain information with respect to the Energy Group's IPP projects as of March 1, 1997 is summarized in the following table:

                                  IPP PROJECTS

                                                                                    Date of
                                                                                    Acquisition/
                                     Energy                                         Commencement
  In Operation:        Location      Source         Size       Nature of Interest   of Operations
  -------------        --------      ------         ----       ------------------   -------------
1. New Martinsville   West Virginia Hydro           40MW         Lessee/Operator        1991

2. Heber (1)(2)       California    Geothermal      52MW         50% Lessee/            1989
                                                                 Operator

3. SIGC (2)           California    Geothermal      48MW         Lessee/Operator        1994

4. Don Pedro          Costa Rica    Hydro           16MW         Operator               1996

5. Island Power       Philippines   Diesel          7MW          Part Owner/            1996
   Corporation(3)(4)                                             Operator

6. Bataan             Philippines   Diesel          58MW         Owner/Operator         1996
   Cogeneration (3)

7. Empresa Valle      Bolivia       Natural Gas     215MW        Part Owner/            1995
   Hermoso (5)                                                   Operations Mgmt.

8. Brandywine         Maryland      Natural Gas     240MW        Operator               1996

Under Construction:
-------------------

1. Quezon (6)         Philippines   Coal            480MW        Operator/Part          2000(est.)
                                                                 Owner

2. Rio Vulcan         Costa Rica    Hydro           16MW         Operator               1997(est.)

(1) An OEI affiliate is a 50% partner in the project entity which leases the facility from a third-party lessor. The lease expires in 2000 and is subject to a 15-year renewal at the OEI affiliate's option.

(2) An OEI affiliate is a 50% partner of the lessee of the resource supplying fluid to the project, and the lessor is the same third-party that leases the Heber project to that project entity.

(3) These projects are currently undergoing refurbishment. Accordingly, as of March 1, 1997, not all units of these projects were running at capacity.

(4) An OEI affiliate has an approximately 40% ownership interest in this project.

(5) The OEI affiliate owns an approximately 24% interest in a consortium that purchased 50% of Empresa Valle Hermoso. The remaining 50% is owned by Bolivian pension funds.

(6) An OEI affiliate has an approximately 26% ownership interest in the project.

            (c) Other Development Efforts. The Energy Group is actively pursuing several projects, some of which have achieved significant development milestones such as executed power purchase agreements, or receipt of key governmental approvals. As with all development efforts, however, there are in each case numerous conditions to be satisfied prior to financing, some of which are not within the Energy Group's control. As such, no assurance can be given that these projects will ultimately be developed successfully.

WASTE-TO-ENERGY

            The Energy Group's waste-to-energy operations have been consolidated in a wholly-owned subsidiary, Ogden Waste to Energy, Inc. ("OWTE"). Waste-to-energy facilities combust municipal solid waste to make saleable energy in the form of electricity or steam. This group completed construction of its first waste-to-energy project in 1986. It currently operates 28 waste-to-energy projects at 27 locations. The Energy Group's affiliates are the owners or lessees of 17 of its projects. OWTE has the exclusive right to market in the United States the proprietary, mass-burn technology of Martin GmbH fur Umwelt-und Energietechnik ("Martin"). All of the facilities the Energy Group has constructed use this Martin technology. In addition, the Energy Group operates facilities using other technologies.

            Generally, OWTE, through wholly-owned subsidiaries ("Operating Subsidiaries"), provides waste-to-energy services pursuant to long-term service contracts ("Service Agreements") with local governmental units sponsoring the waste-to-energy project ("Client Communities"). Certain of its facilities do not have sponsoring Client Communities.

            (a) Terms and Conditions of Service Agreements.

            Each Service Agreement is different in order to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements, and other factors. The following description sets forth terms that are generally common to these agreements:

            o The Operating Subsidiary designs the facility, helps to arrange for financing, and then constructs and equips the facility on a fixed price and schedule basis.

            o The Operating Subsidiary operates the facility and generally guarantees it will meet minimum processing capacity and efficiently standards, energy production levels, and environmental standards. The Operating Subsidiary's failure to meet these guarantees or to otherwise observe the material terms of the Service Agreement (unless caused by the Client Community or by events beyond its control ("Unforeseen

                  Circumstances")) may result in liquidated damages being charged to the Operating Subsidiary or, if the breach is substantial, continuing and unremedied, the termination of the Service Agreement. In the case of such Service Agreement termination, the Operating Subsidiary may be obligated to discharge project indebtedness;

            o The Client Community is generally required to deliver minimum quantities of municipal solid waste ("MSW") to the facility and is obligated to pay a service fee for its disposal, regardless of whether that quantity of waste is delivered to the facility. The service fee escalates to reflect indexes of inflation. In many cases the Client Community must also pay for transportation of the residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site, are also borne by the Client Community. In addition, the Client Community is also generally responsible to pay increased expenses and capital costs resulting from Unforeseen Circumstances, subject to limits which may be specified in the Service Agreement;

            o Ogden Corporation typically guarantees each Operating Subsidiary's performance under its respective Service Agreement.

            o The Client Community reimburses the Operating Subsidiary for certain costs specified in the Service Agreement including taxes, governmental impositions (other than income taxes), certain consumables, ash disposal and utility expenses. The Client Community usually retains a portion of the energy revenues (generally 90%) generated by the facility, with the balance paid to the Operating Subsidiary. If the facility is owned by the Operating Subsidiary, the Client Community also pays as part of the Service Fee an amount equal to the debt service due to be paid on the bonds issued to finance the facility. At most facilities, the Energy Group may earn additional fees from accepting waste from the Client Community or others utilizing the capacity of the facility, which exceeds the amount of waste committed by the Client Community.

            Affiliates of the Energy Group operate transfer stations in connection with some of its waste-to-energy facilities and, in connection with the Montgomery County, Maryland project, use a railway system to transport MSW and ash residue to and from the facility. In addition, affiliates lease and operate a landfill located at its Haverhill, Massachusetts, facility, and lease, but do not operate, a landfill in connection with its Bristol, Connecticut, facility.

            (b) Other Arrangements for Providing Waste-to-Energy Services. The Energy Group owns two facilities that are not operated pursuant to Service Agreements with Client Communities and may undertake in the future additional such projects. In such projects, the Operating Subsidiary must obtain sufficient waste under contracts with haulers or communities to ensure sufficient project revenues. In these cases, the Operating Subsidiary is subject to risks usually assumed by the Client Community, such as those associated with Unforeseen Circumstances and the supply and price of municipal waste to the extent not contractually assumed by other parties. The Group's current contracts with waste suppliers for these two facilities provide that the tipping fee charged for waste disposal service generally escalates with specified indices but otherwise is subject to limited increases in the event that costs of operation increase as a result of Unforeseen Circumstances. On the other hand, in these cases, the Operating Subsidiary generally retains all of the energy revenues from sales of power to utilities or industrial power users and disposal fees for waste accepted at these facilities. Accordingly, the Energy Group believes that such projects carry both greater risks and greater potential rewards than projects in which there is a Client Community.

            (c) Project Financing. Financing for domestic projects is generally accomplished through the issuance of a combination of tax-exempt and taxable revenue bonds issued by or on behalf of the Client Community. If the facility is owned by the Operating Subsidiary the Client Community loans the bond proceeds to the Operating Subsidiary and pays to the Operating Subsidiary amounts necessary to pay debt service. For such facilities, project-related debt is included as a liability in Ogden's consolidated financial statements. Generally, such debt is secured by the revenues pledged under the respective indenture and is collateralized by the assets of the Operating Subsidiary and otherwise provides no recourse to Ogden, subject to construction and operating performance guarantees and commitments.

            (d) OWTE Projects. Certain information with respect to projects as of March 1, 1997 is summarized in the following table:

                            WASTE-TO-ENERGY PROJECTS

                                                   Boiler          Commencement
Units                         Tons per Day          Units          of Operations
-----                         ------------          -----          -------------
Tulsa, OK (I) (1)                   750               2                1986
Haverhill/Lawrence,(8)              950               1                1984
    MA-RDF
Marion County, OR                   550               2(2)             1987
Hillsborough County, FL (3)       1,200               3(2)             1987
Tulsa, OK (II) (1)(4)               375               1                1987
Bristol, CT                         650               2(2)             1988
Alexandria/Arlington, VA            975               3                1988
Indianapolis, IN                  2,362               3(2)             1988
Hennepin County, MN (1)(5)        1,000               2                1990
Stanislaus County, CA               800               2                1989
Babylon, NY                         750               2(2)             1989
Haverhill, MA-Mass Burn           1,650               2                1989
Warren County, NJ (5)               400               2                1990
Kent County, MI (3)                 625               2(2)             1990
Wallingford, CT (5)                 420               3(2)             1990
Fairfax County, VA                3,000               4(2)             1990

Huntsville, AL (3)                  690                2(2)            1990
Lake County, FL                     520                2(2)            1990
Lancaster County, PA (3)          1,200                3(2)            1991
Pasco County, FL (3)              1,050                3(2)            1991
Huntington, NY (6)                  750                3(2)            1991
Hartford, CT (3)(7)(8)            2,000                3               1989
Detroit, MI (1)(8)                3,300                3               1989
Honolulu, MI (1)(8)               2,160                2               1990
Union County, NJ (3)              1,440                3               1994
Lee County, FL (3)                1,200                3(2)            1994
Onondaga County NY (6)              990                3               1995
Montgomery County, MD (3)         1,800                3(2)            1995
                                  -----
               Total             33,565
                                 ======

(1) Facility is owned by an owner/trustee pursuant to a sale/leaseback arrangement.

(2) Facility has been designed to allow for the addition of another unit.

(3) Facility is owned by the Client Community.

(4) Phase II of the Tulsa facility, which was financed as a separate project, expanded the capacity of the facility from two to three units.

(5) Operating Subsidiaries were purchased after completion, and use a mass-burn technology that is not the Martin Technology.

(6) Owned by a limited partnership in which the limited partners are not affiliated with Ogden.

(7) Under contracts with the Connecticut Resource Recovery Authority and Northeast Utilities, the Operating Subsidiary operates only the boiler and turbine for this facility.

(8) Operating contracts were acquired after completion. Facility uses a refuse-derived fuel technology and does not employ the Martin Technology.

            (e) Technology. The principal feature of the Martin Technology is the reverse- reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin Technology expired in 1989. The Energy Group has no information that would cause it to believe that any other company uses the basic stoker grate technology that was protected by the expired patent. Moreover, the Energy Group believes that unexpired patents on other portions of the Martin technology and other proprietary know how would limit the ability of other companies to effectively use the basic stoker grate technology in competition with the Energy Group. There are several unexpired patents related to the Martin Technology including:
(i) Grate Bar for Grate Linings, especially in Incinerators - expires, 1999;
(ii) Method and Arrangement for Reducing NOx Emissions from Furnaces - expires 2000; (iii) Method and Apparatus for Regulating the Furnace Output of Incineration Plants - expires 2007; (iv) Method for Regulating the Furnace Output in Incineration Plants - expires 2008; and (v) Feed Device with Filling Hopper and Adjoining Feed Chute for Feeding Waste to Incineration Plants - expires 2008. More importantly, the Energy Group believes that it is Martin's know-how and worldwide reputation in the waste-to-energy field, and the Energy Group know-how in designing, constructing and operating waste-to-energy facilities, rather than the use of patented technology, that is important to the Energy Group's competitive position in the waste-to-energy industry in the United States. Ogden does not believe that the expiration of the patent covering the basic stoker grate technology or patents on other portions of the Martin Technology will have a material adverse effect on Ogden's financial condition or competitive position.

            The Energy Group believes that mass burn technology is now the predominant technology used for the combustion of solid waste. Overall, there are several other mass-burn technologies available in the market including those of Von Roll, W&E, Takuma, Volund, Steinmueller, Deutsche Babcock, and Detroit Stoker. In addition, other innovative non-mass burn technologies have been developed from time-to-time. Such technologies may claim reduced air emissions, but to date have been unproven on a large scale operation and appear likely to be substantially more expensive. Martin seeks to implement improvements and modifications to its technology in order to maintain its competitive position with non-mass burn technologies. However, should such technologies develop that offer competitive advantages to mass burn, the Energy Group's ability to respond in the United States would be limited by the Cooperation Agreement--see (f) below.

            (f) The Cooperation Agreement. Under an agreement between Martin and an Ogden affiliate (the "Cooperation Agreement"), the Energy Group's subsidiary, Ogden Projects, Inc. ("OPI") has the exclusive rights to market the proprietary technology (the "Martin Technology") of Martin in the United States, Canada, Mexico, Bermuda, certain Caribbean countries, most of Central and South America, and Israel. Martin is obligated to assist OPI in installing, operating, and maintaining facilities incorporating the Martin technology. The fifteen year term of the Cooperation Agreement renews automatically each year unless notice of termination is given, in which case the Cooperation Agreement would terminate 15 years after such notice. Additionally, the Cooperation Agreement may be terminated by either party if the other fails to remedy its material default within 90 days or notice. The Cooperation Agreement is also terminable by Martin if there is a change of control (as defined in the Cooperation Agreement) of Ogden Martin Systems, Inc. ("OMS"), a wholly-owned subsidiary of OPI or any direct or indirect parent of OMS not approved by its respective board of directors. Although termination would not affect the rights of OPI to design, construct, operate, maintain, or repair waste-to-energy facilities for which contracts have been entered into or proposals made prior to the date of termination, the loss of OPI's right to use the Martin Technology could have a material adverse effect on OPI's future business and prospects.

            (g) Other Development Efforts. The Energy Group has no firm commitments in its waste-to-energy backlog as of December 31, 1996. As of December 31, 1995, it had one project in its backlog, which the client community, Mercer County, New Jersey, has since announced it intends to cancel.

WATER AND WASTEWATER

            The Energy Group's water and wastewater business is conducted through Ogden Yorkshire Water Company ("OYWC"). OYWC's mission is to develop, design, construct, maintain, operate, and in some cases own, water and wastewater treatment facilities and distribution and collection networks in the United States, Canada, Latin America and elsewhere. Although OYWC was formed in 1994 as a joint venture with a British water utility, Yorkshire Water PLC, in 1996, Yorkshire Water PLC determined that it needed to refocus its efforts on its core business in the United Kingdom, and terminated its ownership interest in OYWC and its projects. Yorkshire Water PLC and its affiliates will, however, continue to provide engineering, operations and marketing support and services to OYWC under a contract which expires in 1999.

            In the United States, OYWC seeks to participate in water projects in which, under contracts with municipalities, it privatizes water or wastewater facilities, agrees to build new or substantially augment existing facilities and agrees to operate and maintain the facilities under long term contracts. Although in certain situations it would consider entering into operational contracts for facilities in which it has no ownership or long term leasehold interest, and presently has such contracts with three small communities in New York State, the Energy Group generally does not believe such contracts provide adequate returns.

            The development of the privatization market for water and wastewater projects in the United States has been hampered by certain legal constraints, primarily restrictions imposed by federal tax regulations that have historically limited the ability of municipalities to enter into long term operating contracts with private entities for facilities financed with tax exempt municipal bonds. In early 1997, the Internal Revenue Service significantly relaxed these restrictions. It is expected that these changes should allow municipalities to more easily privatize existing water and wastewater systems. OYWC believes there are opportunities for projects in the United States, especially in circumstances where substantial new construction is required, and in 1996 it submitted proposals to municipalities for several such opportunities.

            In countries other than the United States, the Energy Group is seeking water and wastewater opportunities in which it will provide services to municipalities in which it can own an equity interest in water facilities under a concession that grants it the right to provide service to, and collect revenues from, consumers. The Energy Group believes that the lack of creditworthiness of non-U.S. municipalities, which may result from their limited ability to raise revenues or from other causes, makes the collection of tariffs from the consumer a more secure source of revenue.

            Under contractual arrangements, OYWC may be required to warrant certain levels of performance and may be subject to financial penalties or termination if it fails to meet these warranties. The Company may be required to guarantee the performance of OYWC. OYWC seeks not to take responsibility for conditions that are beyond its control.

            (a) Water and Wastewater Projects. OYWC operates and maintains wastewater treatment facilities for three small municipalities in New York State. Such facilities cumulatively process approximately 11.8 million gallons per day ("mgd"). In addition, OYWC operates and maintains the municipal wastewater treatment facilities for several other small government and privately owned concerns that cumulatively process less than 1 mgd. All of the facilities are operated pursuant to short-term contracts.

            (b) Other Development Efforts. The Energy Group currently has no firm commitments in its water and wastewater backlog. It has, however, received a project award with respect to a 32 year concession serving a population in excess of 700,000 in the City of Muscat, the capital of the Sultanate of Oman. The project encompasses taking over the existing wastewater and sewage facilities in Muscat, as well as the construction and operation of new water and wastewater infrastructure. The infrastructure capital program would be phased in over eight years, with the first phase projected to require approximately $285 million in new construction. OYWC's role would be as operator on behalf of a joint venture to be formed. The joint venture's arrangement with the government would be on a Build/Own/Operate/Transfer basis, and some equity capital, expected to be approximately $12 million, would be required of OYWC. The implementation of the Muscat project remains subject to several conditions precedent, many of which are beyond the control of OYWC.

ENVIRONMENTAL CONSULTING AND ENGINEERING

            The Energy Group's environmental consulting services are provided through Ogden Environmental and Energy Services Co., Inc. ("OEES") which provides a comprehensive range of environmental, infrastructure and energy consulting, engineering and design services to industrial and commercial companies, electric utilities and governmental agencies. These services include analysis and characterization, remedial investigations, engineering and design, data management, project management, and regulatory assistance which are provided to a variety of clients in the public and private sectors in the United States and abroad. Principal clients include major Federal agencies, particularly the Department of Defense and the Department of Energy, as well as major corporations in the chemical, petroleum, transportation, public utility and health care industries and Federal and state regulatory authorities. United States Government contracts may be terminated, in whole or in part, at the convenience of the government or for cause. In the event of a convenience termination, the government is obligated to pay the costs incurred under the contract plus a fee based upon work completed.

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

INTERNATIONAL BUSINESS DEVELOPMENT

            The Energy Group develops projects in many countries, and in doing so seeks to implement its strategy for the development of its business in selected international markets where private development is encouraged. It seeks to do so by focusing on a limited number of opportunities which can be developed in conjunction with high quality local and international partners. Offices have been established in Hong Kong, Manila, Sao Paulo, and Taipei in order to service foreign projects. Opportunities in foreign countries for the services provided by the Group are highly dependent upon the elimination of historic legal and political barriers to the participation of foreign capital and foreign companies in the financing, construction, ownership and operation of infrastructure facilities. For example, in many countries, the production, distribution and delivery of electricity has traditionally been provided by governmental or quasi-governmental agencies. Although a number of these countries have recently liberalized their laws and policies with regard to the participation of private interests and foreign capital in their electric sectors, not all have done so, and not all that have done so may afford acceptable opportunities for the Energy Group.

            The development, construction, ownership and operation of facilities in foreign countries also exposes the Company to several potential risks that typically are not involved in such activities in the United States.

            Many of the countries in which the Energy Group is or intends to be active are lesser developed countries or developing countries. The financial condition and creditworthiness of the potential purchasers of power and services provided by the Energy Group which may be a governmental or private utility or industrial consumer--or of the suppliers of fuel for projects in these countries--may not be as strong as those of similar entities in developed countries. The obligations of the purchaser under the power purchase agreement, the service recipient under the related service agreement and the supplier under the fuel supply agreement generally are not guaranteed by any host country or other creditworthy governmental agency. Whenever such governmental guarantees are not available, the Energy Group undertakes a credit analysis of the proposed power purchaser or fuel supplier. It also seeks to cause such parties to adequately secure the performance of their obligations through contractual commitments and, where necessary, through the provision by such entities of financial instruments such as letters of credit or arrangements regarding the escrowing of the receivables of such parties in the case of power purchasers.

            The Energy Group's IPP and waste-to-energy projects in particular are dependent on the reliable and predictable delivery of fuel meeting the quantity and quality requirements of the project facilities. The Energy Group will typically seek to negotiate long-term contracts for the supply of fuel with creditworthy and reliable suppliers under terms that will permit it to project the future cost of fuel through the life of the contract. However, the reliability of fuel deliveries may be compromised by one or more of several factors that may be more acute or may occur more frequently in developing countries than in developed countries, including a lack of sufficient infrastructure to support deliveries under all circumstances, bureaucratic delays in the import, transportation and storage of fuel in the host country, customs and tariff disputes and local or regional unrest or political instability. In most of the projects in which the Energy Group participates internationally, it seeks to shift the consequences of interruptions in the delivery of fuel, whether due to the fault of the fuel supplier or due to reasons beyond the fuel supplier's control, to the electricity purchaser or service recipient by securing a suspension of its operating responsibilities under the applicable agreements and an extension of its operating concession under such agreements and/or, in some instances, by requiring the energy purchaser or service recipient to continue to make payments in respect of fixed costs. In order to mitigate the effect of short term interruptions in the supply of fuel, the Energy Group endeavors to provide on-site storage of fuel in sufficient quantities.

            Payment for services that the Energy Group provides will often be made in whole or part in the domestic currencies of the host countries. Conversion of such currencies into U.S. dollars generally is not assured by a governmental or other creditworthy country agency, and may be subject to limitations in the currency markets, as well as restrictions of the host country. In addition, fluctuations in value of such currencies against the value of the U.S. dollar may cause the Energy Group's participation in such projects to yield less return than expected. Transfer of earnings and profits in any form beyond the borders of the host country may be subject to special taxes or limitations imposed by host country laws. The Energy Group seeks to participate in projects in jurisdictions where limitations on the convertibility and expatriation of currency have been lifted by the host country and where such local currency is freely exchangeable on the international markets. In most cases, components of project costs incurred or funded in the currency of the United States are recovered without risk of currency fluctuation through negotiated contractual adjustments to the price charged for electricity or service provided.

            In addition, the Energy Group will generally participate in projects which provide services that are treated as a matter of national or key economic importance by the laws and politics of many host countries. There is therefore risk that the assets constituting the facilities of these projects could be temporarily or permanently expropriated or nationalized by a host country, or made subject to martial or exigent law or control.

            The Energy Group will seek to manage and mitigate these risks through all available means that it deems appropriate. They will include: political and financial analysis of the host countries and the key participants in each project; guarantees of relevant agreements with creditworthy entities; political risk and other forms of insurance; participation by international finance institutions, such as affiliates of the World Bank, in financing of projects in which it participates; and joint ventures with other companies to pursue the development, financing and construction of these projects.

                                OTHER INFORMATION

MARKETS, COMPETITION AND GENERAL BUSINESS CONDITIONS

            Ogden's Entertainment, Aviation and Energy Groups business segments can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restrictions and controls, natural disasters, energy shortages, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which Ogden has no control.

            The economic climate can also adversely affect several of Ogden's operations, including, but not limited to, fewer airline flights, reduced in-flight meals and flight cancellations in the Aviation group; and, reduced event attendance in its Entertainment group. In addition, disputes between owners of professional sports organizations and the professional players of such organizations have affected and may continue to affect the operations of the Entertainment group.

            Competition for projects is intense in all markets in which the Energy Group does business or intends to do business. There are numerous companies in the United States and in foreign countries that pursue these projects. Many of these companies have more experience, capital and other resources than does Ogden.

            The Energy Group expends substantial amounts for the development of new businesses, some of which expenditures are capitalized. Generally, it receives funds to undertake these activities from Ogden. Beyond staffing costs, expenditures include the costs of contract and site acquisition, feasibility and environmental studies, technical and financial analysis, and in some cases the preparation of extensive proposals in response to public or private requests for proposals. Development of projects involves substantial risk to the developers which is not within their control. Success depends upon obtaining in a timely manner acceptable contractual arrangements and financing, appropriate sites, acceptable licenses, environmental permits and governmental approvals. Even after the required contractual arrangements are achieved, implementation of the contract often is subject to substantial conditions that may be outside the control of the developer. If development opportunities in which the Energy Group is involved are no longer viewed as viable, such costs are written off as an expense. In some, but not all, circumstances, the Energy Group makes contractual arrangements for the partial recovery of development costs if the project fails to be implemented for reasons beyond its control.

            The Energy Group's businesses are subject to a variety of competitive and market influences, and these influences are different for each of its principal business areas. Its IPP business faces a domestic market that is expected to change substantially in the years ahead from a mature, highly regulated and uncompetitive market for energy services to a less regulated and more competitive market as utilities restructure for deregulation and termination of their traditional monopolies. The international market for energy services is characterized by a large demand and much competition for projects within a relatively immature market framework.

            The domestic market for waste-to-energy services has largely matured and is now heavily regulated. New opportunities for domestic projects are expected to be scarce for the foreseeable future. Foreign demand for waste to energy projects is also expected to exist only in unique circumstances where other disposal options are unavailable or unusually costly. This reflects a number of factors that adversely affected communities' willingness to make long-term capital commitments to waste disposal projects, including: declining prices at which energy can be sold; declining alternative disposal costs; uncertainties about the impact of recycling on the waste stream; and continuing concerns arising from the Clean Air Act Amendments of 1990. Another factor affecting the demand for new waste-to-energy projects was a 1994 United States Supreme Court decision invalidating state and local laws and regulations mandating that waste generated within a given jurisdiction be taken to a designated facility. See "Flow Control". Notwithstanding the decline in opportunities for new waste-to-energy facilities, OWTE believes there may be opportunities at existing facilities for expansion. Many of these factors also impact, to varying degrees, the competitiveness of the pricing established by Client Communities at OWTE's operating projects. For example, in most of the markets that OWTE currently serves, the cost of waste-to-energy services is competitive with the cost of other disposal alternatives, mainly landfilling. However, much of the landfilling done in the United States is done on a spot market or through short-term contracts (less than 5 years), and the resulting price volatility means that market prices may at times be lower than prices at waste-to-energy facilities, which, like OWTE's, are typically based on long-term contracts and pricing. In addition, the cost competitiveness of operating waste-to-energy facilities also depends on the prices at which the facility can sell the energy it generates, and the additional charges that some Client Communities add to their fee structures.

            The Energy Group's water and wastewater business faces an immature but developing domestic market for private water and wastewater services, and, like energy, a large foreign demand within an immature marketplace.

            With these market dynamics, the Energy Group believes that its primary but not exclusive development focus for new projects during the next several years will be in the IPP area.

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

EMPLOYEE AND LABOR RELATIONS

            As of March 1, 1997, Ogden and its subsidiaries had approximately 30,000 U.S. and Canadian employees.

            Certain employees of Ogden are employed pursuant to collective bargaining agreements with various unions. During 1996 Ogden successfully renegotiated collective bargaining agreements in certain of its business sectors with no strike-related loss of service. However, in January 1996, negotiations between New York City commercial office building owners and Local 32B-32J Service Employees international Union, AFL-CIO broke off following the December 31, 1995 expiration of the previous industry-wide collective bargaining agreement. As a result thereof approximately 30,000 Union employees went on strike on January 4, 1996. Ogden's New York Facility Management operations employs approximately 1,700 Union employees which were affected by the strike under contracts with the building owners. The strike was settled in February 1996 and there was no significant impact on Ogden's consolidated operations as a result of this strike. Ogden considers relations with its employees to be good and does not anticipate any further significant labor disputes in 1997.

ENVIRONMENTAL REGULATORY LAWS

            (a) Domestic. The Energy Group business activities in the United States are pervasively regulated pursuant to federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state, and local laws, comprehensively govern the generation, transportation, storage, treatment, and disposal of solid waste, including hazardous waste (such laws and the regulations thereunder, "Environmental Regulatory Laws").

            The Environmental Regulatory Laws and other federal, state, and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") (collectively, "Environmental Remediation Laws"), make the Energy Group potentially liable on a joint and several basis for any environmental contamination which may be associated with its activities at sites, including landfills, which the Energy Group's subsidiaries have owned, operated, or leased or at which there has been disposal of residue or other waste handled or processed by such subsidiaries. Through its subsidiaries, the Energy Group leases and operates a landfill in Haverhill, Massachusetts, and leases a landfill in Bristol, Connecticut, in connection with its projects at those locations. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some Service Agreements provide for indemnification of the operating subsidiaries from some such liabilities.

            The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of waste-to-energy, independent power and water and wastewater projects. There can be no assurance that all required permits will be issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Failure to meet conditions of these permits or of the Environmental Regulatory Laws and the corresponding regulations can subject an

Operating Subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include monetary penalties, and orders requiring certain remedial actions or limiting or prohibiting operation. To date, the Energy Group has not incurred material penalties, been required to incur material capital costs or additional expenses, nor been subjected to material restrictions on its operations as a result of violations of environmental laws, regulations, or permits. Certain of the Environmental Regulatory Laws authorize suits by private parties for damages and injunctive relief. Repeated unexcused failure to comply with environmental standards may also constitute a default by subsidiaries of the Energy Group.

            The Environmental Regulatory Laws and federal and state governmental regulations and policies governing their enforcement are subject to revision. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants or for solid waste or ash handling and disposal. Thus as new technology is developed and proven, it may be required to be incorporated into new facilities or major modifications to existing facilities. This new technology may often be more expensive than that used previously.

            The Clean Air Act Amendments of 1990 required EPA to promulgate New Source Performance Standards ("NSPS") and Emission Guidelines ("EG") applicable to new and existing municipal waste combustion units for particulate matter (total and fine), opacity, sulfur dioxide, hydrogen chloride, oxides of nitrogen, carbon monoxide, dioxins and dibenzofurans.

            The NSPS and EG, which were issued in final form in 1995, will require capital improvements or operating changes to most of the waste-to-energy facilities operated by OWTE to control emissions of nitrogen oxides, organics, mercury and acid gases. The timing and cost of the modifications required at OWTE facilities will depend on the provisions of implementing regulations that states must adopt and EPA approve. The deadline for states to submit their implementing regulations was December 19, 1996. On December 6, 1996, however, the Court of Appeals for the D.C. Circuit vacated the NSPS and EG in its decision in Davis County Solid Waste Management and Energy Recovery Special Services District v. USEPA. A petition for reconsideration is pending. If the Court does not reverse its ruling, states may suspend or repeal their regulations until EPA revises and reissues the NSPS and EG in accordance with the Court of Appeals' direction. Many states' laws require this result in any event to prevent having regulations more stringent than federal requirements. It is uncertain how long EPA will take to reissue the NSPS and EG, but the agency has announced its intention to minimize the delay in achieving the enhanced emissions controls for large facilities that the NSPS and EG would have provided. The Company believes that EPA will probably reissue the NSPS and EG for all its other facilities in substantially identical form as those that were vacated, and that OWTE projects may have until early in 2002 to achieve compliance.

            The costs to meet new rules for existing facilities owned by Client Communities generally will be borne by the Client Communities. For projects owned or leased by Ogden and operated under a Service Agreement, the Client Community has the obligation to fund such capital improvements, to which Ogden may be required to make an equity contribution, generally 20%. In certain cases, Ogden is required to fund the full cost of these capital improvements at those facilities that are either not operated pursuant to a Service Agreement or whose Service Agreement does not require the costs to be borne by the Client Community. The Company estimates that its commitments for these capital improvements will total approximately $30 million over the four years following the reissuance of the NSPS and EG by EPA. OWTE believes that most costs incurred to meet EG and operating permit requirements at facilities it operates may be recovered from Client Communities and other users of its facilities through increased service fees permitted under applicable contracts. Such increased service fees will be paid for either out of their general revenues or by increasing fees charged to facility users by the Client Community. Because of the reluctance or inability of some municipalities to increase taxes, or tipping fees if the market may not bear the increase without some loss of waste deliveries, Client Communities may seek to have OWTE subsidize the cost, or modify its contractual relationship.

            Domestic drinking water facilities developed in the future by OYWC will be subject to regulation of water quality by the EPA under the Federal Safe Drinking Water Act and by similar state laws. Domestic wastewater facilities are subject to regulation under the Federal Clean Water Act and by similar state laws. These laws provide for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. Under the Federal Clean Water Act, OYWC may be required to obtain and comply with National Pollutant Discharge Elimination System permits for discharges from its treatment stations. Generally, under its current contracts, the client community is responsible for fines and penalties resulting from the delivery to OYWC's treatment facilities of water not meeting standards set forth in those contracts.

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

            (b) International. Among the Energy Group's objectives is providing energy generating and other infrastructure through environmentally protective project designs, regardless of the location of a particular project. This approach is consistent with the increasingly stringent environmental requirements of multilateral financing institutions, such as the World Bank, and also with the Energy Group's experience in domestic waste-to-energy projects, where environmentally protective facility design and performance has been required. The laws of other countries also may require regulation of emissions into the environment, and provide governmental entities with the authority to impose sanctions for violations, although these requirements are generally not as rigorous as those applicable in the United States. Compliance with environmental standards comparable to those of the United States may be conditions to the provision of credit by multilateral banking agencies as well as other lenders or credit providers. As with domestic project development, there can be no assurance that all required permits will be issued, and the process can often cause lengthy delays.

ENERGY AND WATER REGULATIONS

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

            Pursuant to Federal Public Utility Regulatory Policies Act ("PURPA"), the Federal Energy Regulatory Commission ("FERC") has promulgated regulations that exempt qualifying facilities (facilities meeting certain size, fuel and ownership requirements) from compliance with certain provisions of the Federal Power Act ("FPA"), the Public Utility Holding Company Act of 1935 ("PUHCA"), and, except under certain limited circumstances, state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was enacted in 1978 to encourage the development of cogeneration facilities and small facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to qualifying facilities from the FPA and PUHCA and most aspects of state electric utility regulation are of great importance to the Energy Group and its competitors in the waste-to-energy and independent power industries.

            State public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from the Group's projects. PURPA requires that electric utilities purchase electric energy produced by qualifying facilities at negotiated rates or at a price equal to the incremental or "avoided" cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. PURPA does not require public utilities to enter into long-term contracts.

            In 1995, the FERC issued two orders in which it modified its previous interpretation of PURPA and held that state laws and regulatory orders directing utilities to purchase electricity from qualifying facilities at rates in excess of the utility's projected avoided costs were pre-empted by PURPA and that contracts providing for such above-avoided cost rates were void. The FERC stated in both orders that it intends to apply its reinterpretation of PURPA only on a prospective basis and that it generally will not entertain requests by utilities to invalidate power sales agreements entered into pursuant to such state laws and regulatory orders. The Energy Group does not believe any of the power sales agreements related to its OWTE and OEI facilities is subject to challenge based on the prospective nature of the orders. However, certain utilities have challenged the legality of FERC's determination not to apply its new policy on preemption to existing contracts. These appeals are currently pending before the Circuit Court of Appeals for the District of Columbia.

            Under PUHCA, any entity owning or controlling ten percent or more of the voting securities of a "public utility company" or company which is a "holding company" of a public utility company is subject to registration with the Securities and Exchange Commission (the "SEC") and regulation by the SEC unless exempt from registration. Under PURPA, most projects that satisfy the definition of a "qualifying facility" are exempt from regulation under PUHCA. Under the Energy Policy Act of 1992, projects that are not qualifying facilities under PURPA but satisfy the definition of an "exempt wholesale generator" ("EWG") are not public utility companies under PUHCA. Finally, projects that satisfy the definition of "foreign utility companies" are exempt from regulation under PUHCA. The Energy Group believes that all of its projects involved in the generation, transmission and/or distribution of electricity, both domestically and internationally, will qualify for an exemption from PUHCA and that it will not be required to register with the SEC.

            In the past there has been consideration in the U.S. Congress of legislation to repeal PURPA entirely, or at least to repeal the obligation of utilities to purchase power from Qfs. It is likely that similar legislation will be introduced in the current Congress. There is strong support for grandfathering existing QF contracts if such legislation is passed, and also support for requiring utilities to conduct competitive bidding for new electric generation if the PURPA purchase obligation is eliminated. Various bills have also proposed repeal of PUHCA. Repeal of PUHCA would allow both independents and vertically integrated utilities to acquire retail utilities in the United States that are geographically widespread, as opposed to the current limitations of PUHCA which require that retail electric systems be capable of physical integration. Also, registered holding companies would be free to acquire non-utility businesses, which they may not do now, with certain limited exceptions. With the repeal of PURPA or PUHCA, competition for independent power generators from vertically integrated utilities would likely increase.

            In addition, the FERC, many state PUCs and Congress are currently studying a number of proposals to restructure the electric utility industry in the United States to permit utility customers to choose their utility supplier in a competitive electric energy market. The FERC has issued a rulemaking decision to require utilities to offer wholesale customers and suppliers open access on their transmission lines on a comparable basis to the utilities' own use of the line. All public utilities have already filed "open access" tariffs to implement this requirement. The utilities contend that they should recover from departing customers their fixed costs that will be "stranded" by the ability of their wholesale customers (and perhaps eventually, their retail customers) to choose new electric power suppliers. These include the costs utilities are required to pay under many QF contracts which the utilities view as excessive when compared with current market prices. Many utilities are therefore seeking ways to lower these contract prices, or rescind or buy out these contracts altogether, out of concern that their shareholders will be required to bear all or part of such "stranded" costs. Regulatory agencies to date have recognized the continuing validity of approved power purchase agreements. Future U.S. electric rates may be deregulated in a restructured U.S. electric utility industry and increased competition may result in lower rates and less profit for U.S. electricity sellers developing new projects. Falling electricity prices and uncertainty as to the future structure of the industry can be expected to inhibit United States utilities from entering into long-term power purchase contracts. On the other hand, deregulation could open up markets for the sale of electricity previously available only to regulated utilities. The effect of any such restructuring on the Energy Group cannot be predicted, although Ogden does not believe that any such restructuring will have a material adverse effect on its consolidated financial position.

            The Energy Group presently has, and intends to continue to acquire, ownership and operating interests in projects outside the United States. Most countries have expansive systems for the regulation of the power business. These generally include provisions relating to ownership, licensing, rate setting and financing of generating and transmission facilities.

            OYWC's business may be subject to the provisions of state, local and, in the case of foreign operations, national utility laws applicable to the development, ownership and operation of water supply and wastewater facilities. Whether such laws apply depends upon the local regulatory scheme as well as the manner in which OYWC provides its services. Where such regulations apply, they may relate to rates charged, services provided, accounting procedures, acquisitions and other matters. In the United States, rate regulations have typically been structured to provide a predetermined return on the regulated entities investments. In other jurisdictions, the trend is towards periodic price reviews comparing rates to anticipated capital and operating revenues. The regulated entity benefits from efficiencies achieved during the period for which the rate is set.

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

            The rates OWTE charges its Client Communities are generally competitive with other disposal options. Some Client Communities have experienced erosion of waste deliveries, but overall 1996 deliveries to OWTE facilities exceeded 1995 levels. Under most Service Agreements, the Client Community bears the economic impact of waste delivery shortfalls. Client Communities are now evaluating options to attract additional waste to facilities. Certain of these options have been tested in the federal courts and sustained.

            Although it is likely that the Supreme Court's decision has adversely affected the market for new waste-to-energy facilities, other factors are believed by Ogden to be more significant for low projected market activity. See Other Information: MARKETS, COMPETITION, AND GENERAL BUSINESS CONDITIONS.

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

Item 2. PROPERTIES

            (a) Services

            Ogden's executive offices are located at Two Pennsylvania Plaza, New York, New York 10121, pursuant to a lease that expires on April 30, 2008, subject to an option by Ogden to renew the lease for an additional five years.

            The principal physical properties of Ogden are the fueling installations operated by the Aviation group located at various airports in the United States and Canada and the corporate premises of Ogden located at Two Pennsylvania Plaza, New York, New York 10121 under lease, which expires on April 30, 2008 and which contains an option by Ogden to renew for an additional five years.

            Atlantic Design Company's corporate offices are located in Charlotte, North Carolina. Atlantic Design owns a 51,000 square foot operating facility on 3.5 acres of land in Vestal, New York. Atlantic Design also leases operating facilities at various locations in Florida, New Jersey and New York. The leases range from a term of one year to as long as ten years.

            The Entertainment and Aviation groups own and lease buildings in various areas in the United States and several foreign countries which house office and warehousing operations. The leases range from a month-to-month term to as long as five years. Ogden Services Corporation also owns a 12,000 square-foot warehouse and office facility located in Long Island City, New York.

            The Aviation group's in-flight food service operation facilities, aggregating approximately 600,000 square feet, are leased, except at Newark which is owned.

            Entertainment operates Fairmount Park racetrack pursuant to a long-term lease which expires in 2017. Fairmount Park conducts thoroughbred and harness racing on a 150-acre site located in Collinsville, Illinois, eight miles from downtown St. Louis. Entertainment also owns a 148-acre site located at East St. Louis, Illinois.

            Entertainment also owns and operates Grizzly Park, a nature-based entertainment facility located on approximately 25-acres near Yellowstone National Park in West Yellowstone, Montana. Pursuant to a lease agreement with the State of Florida, which expires in 2008, Entertainment also has a leasehold interest in Silver Springs, a 250-acre nature-based park, and Wild Waters, a 6-acre park featuring a variety of water slides and events. Both parks are located near Ocala, Florida.

            (b) Energy

            The principal executive offices of Ogden Energy Group, Inc. are located in Fairfield, New Jersey, in an office building located on a 5.4-acre site owned by OPI. It also leases approximately 47,000 square feet of office space in Fairfax, Virginia.

            The following table summarizes certain information relating to the locations of the properties owned or leased by OPI or its subsidiaries as of January 31, 1997(1).

                      Approximate
                      Site Size
Location              in Acres   Site Use           Nature of Interest
--------              --------   --------           ------------------

Fairfield, New Jersey    5.4     Office space       Own

Marion County, Oregon   15.2     Waste-to-energy    Own (2)
                                 facility
Alexandria/Arlington,
  Virginia               3.3     Waste-to-energy    Acquiring the Alexandria
                                 facility             Authority's and the
                                                      Arlington Authority's
                                                      interest under Site lease
                                                      (expires Oct. 1, 2025)
                                                      pursuant to Conditional
                                                      Sale Agreement
Bristol, Connecticut    18.2     Waste-to-energy    Own (2)
                                 facility

Bristol, Connecticut    35.0     Landfill           Site lease (expires Jul.
                                                      1, 2014)
Indianapolis,
Indiana                 23.5     Waste-to-energy    Site lease (expires Dec.,
                                 facility             2008 subject to four 5-
                                                      year renewal options) (2)
Stanislaus County,
California              16.5     Waste-to-energy    Site lease (expires Aug.
                                 facility             20, 2021 subject to 15-
                                                      year renewal option) (2)
Babylon, New York        9.5     Waste-to-energy    Site lease (expires Dec.
                                 facility             19, 2010, with renewal
                                                      options)
Haverhill,
Massachusetts           12.7     Waste-to-energy    Site lease (expires Mar.
                                 facility             16, 1997, subject to
                                                      sixteen 5-year renewal
                                                      options) (2)
Haverhill,
Massachusetts           16.8     RDF processing     Site lease (expires Mar.
                                 facility             16, 1997, subject to
                                                      sixteen 5-year renewal
                                                      options) (2)
Haverhill,
Massachusetts           20.2     Landfill           Site lease (expires Mar.
                                                      16, 1997, subject to
                                                      sixteen 5-year renewal
                                                      options) (2)
Lawrence,
Massachusetts           11.8     RDF power plant    Own (2)

Lake County,
Florida                 15.0     Waste-to-energy    Own (2)
                                 facility
Wallingford,
Connecticut             10.3     Waste-to-energy    Site lease (expires Dec.
                                 facility             1, 2026) (2)
Fairfax County,
Virginia                22.9     Waste-to-energy    Acquiring Fairfax
                                 facility             Authority's interest under
                                                      Site Lease (expires Mar.
                                                      10, 2016) pursuant to
                                                      Conditional Sale Agreement
Imperial County,
California              83.0     Undeveloped land   Own

Montgomery County,
Maryland                35.0     Waste-to-energy    Site lease (expires Nov. 16,
                                 facility             2030) (2)

                      Approximate
                      Site Size
Location              in Acres   Site Use           Nature of Interest
--------              --------   --------           ------------------

Huntington, New York    13.0     Waste-to-energy    Site lease (expires Oct.
                                 facility             28, 2012, subject to
                                                      successive renewal terms
                                                      through Jan. 28, 2029)(2)
Warren County,
New Jersey              19.8     Waste-to-energy    Site lease (expires Nov.
                                 facility             16, 2005 subject to
                                                      two ten-year renewals)(2)
Hennepin County,
Minnesota               14.6     Waste-to-energy    Leases of site and
                                 facility             facility (expires Oct. 1,
                                                      2017 subject to renewal
                                                      options to December 20,
                                                      2024)(2)(3)

Stockton, California    4.5      Contaminated soil  Site lease (expired
                                 remediation          remediation
                                 facility             February 1, 1994)
                                 (discontinued)

Tulsa, Oklahoma         22.0     Waste-to-energy    Leases of site and
                                 facility             facility (expires April
                                                      30, 2012 subject to
                                                      renewal options to August
                                                      2, 2026)(2)(3)
Onondaga County,
New York                12.0     Facility site      Site lease expires
                                                      contemporaneously with
                                                      service agreement, subject
                                                      to renewal options to May
                                                      9, 2020(2)

New Martinsville,
West Virginia           N/A      Hydroelectric      (See description under
                                 Power
                                 Generating
                                 Facility            "Energy Group
                                                       Independent Power")

Heber, California       N/A      Geothermal Power   (See description under
                                 Plant                 "Energy Group
                                                       Independent Power")

Heber, California       N/A      Geothermal Power   (See description under
                                 Plant                "Energy Group
                                                      Independent Power")
Bataan, Philippines     3,049.32 Diesel Power       Site Lease
                        sq.      Plant
                        meters

----------

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

Item 3. LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

(a) Legal Proceedings

            Ogden Corporation and its subsidiaries (the "Company") are parties to various legal proceedings involving matters arising in the ordinary course of business. The Company does not believe that there are any pending legal proceedings for damages against the Company the outcome of which would have a material adverse effect on the Company's consolidated financial statements.

(b) Environmental Matters

            The Company conducts regular inquiries of its subsidiaries regarding litigation and environmental violations which include determining the nature, amount and likelihood of liability for any such claims, potential claims or threatened litigation.

            In the ordinary course of its business, the Company may become involved in Federal, state, and local proceedings relating to the laws regulating the discharge of materials into the environment and the protection of the environment. These include proceedings for the issuance, amendment, or renewal of the licenses and permits pursuant to which a Company subsidiary operates. Such proceedings also include actions brought by individuals or local governmental authorities seeking to overrule governmental decisions on matters relating to the subsidiaries' operations in which the subsidiary may be, but is not necessarily, a party. Most proceedings brought against the Company by governmental authorities or private parties under these laws relate to alleged technical violations of regulations, licenses, or permits pursuant to which a subsidiary operates. The Company believes that such proceedings will not have a material adverse effect on the Company's consolidated financial statements.

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

            The potential costs related to such matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery, and the questionable level of the Company's responsibility. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that currently required remediation and continuing compliance with environmental laws will not have a material adverse effect on the Company's consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of the security holders of Ogden during the fourth quarter of 1996.

                           EXECUTIVE OFFICERS OF OGDEN

            Set forth below are the names, ages, position and office held and year appointed, of all "executive officers" (as defined by Rule 3b-7 of the Securities Exchange Act of 1934) of Ogden as of March 1, 1997:

                                                                   CONTINUALLY
                                                                    AN OGDEN
                        POSITION AND                                EXECUTIVE
          NAME          OFFICE HELD            AGE AS OF 3/1/97    OFFICER SINCE
          ----          -----------            ----------------    -------------

R. Richard Ablon      Chairman of the                47                 1987
                      Board, President &
                      Chief Executive
                      Officer

Scott G. Mackin       Executive Vice                 40                 1992
                      President

Bruce W. Stone        Executive Vice                 49                 1997
                      President for Waste-
                      to-Energy Operations
                      and Managing
                      Director-Ogden
                      Energy Group, Inc.

Philip G. Husby          Senior Vice                        50              1991
                         President, Chief
                         Financial Officer and
                         Treasurer
Lynde H. Coit            Senior Vice                        42              1991
                         President and
                         General Counsel
Rodrigo Arboleda         Senior Vice                        56              1995
                         President - Business
                         Development, Latin
                         America
David L. Hahn            Senior Vice                        45              1995
                         President, Business
                         Development, East
                         Asia
Quintin G. Marshall      Senior Vice                        35              1995
                         President, Corporate
                         Development
Gary D. Perusse          Senior Vice                        48              1996
                         President - Risk
                         Management
Robert M. DiGia          Vice President,                    72              1965
                         Controller and Chief
                         Accounting Officer
Kathleen Ritch           Vice President and                 54              1981
                         Secretary

      There is no family relationship by blood, marriage or adoption (not more remote than first cousins) between any of the above individuals and any Ogden director, except that R. Richard Ablon, an Ogden director and Chairman of the Board, President and Chief Executive Officer, is the son of Ralph E. Ablon, an Ogden director.

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

      The following briefly describes the business experience, the principal occupation and employment of the foregoing Executive Officers during the past five years:

      R. Richard Ablon has been President and Chief Executive Officer of Ogden since May 1990 and Chairman of the Board since May, 1996.

      Scott G. Mackin has been considered an Executive Officer of Ogden since 1992 and was elected Executive Vice President of Ogden in 1997. He has been President and Chief Operating Officer of Ogden Projects, Inc., now the Energy Group since January 1991.

      Bruce W. Stone was designated an Executive Officer of Ogden in 1997. Mr. Stone served as Co-President and Chief Operating Officer of Ogden Projects, Inc. and the Energy Group between October 5, 1990 and January 29, 1991 and currently serves as Executive Vice President and Managing Director of Ogden Projects, Inc. and the Energy Group, a position he has held since January 29, 1991.

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

      David L. Hahn was elected Senior Vice President of Ogden in January 1995. He previously served as Vice President-Marketing of Ogden Services Corporation for more than the past five years.

      Quintin G. Marshall was elected Senior Vice President - Corporate Development of Ogden on January 16, 1997. Prior thereto, he served as Ogden's Vice President - Investor Relations since October 1995. From May 1993 to October 1995 he served as Managing Director of CDA Investment Technologies, a division of Thomson Financial. From July 1992 to May 1993 he served as Senior Vice President at Gavin Andersen & Company, an investor relations consulting firm. From September 1986 to March 1992 he served first as Managing Director and then Co-Chief Operation Officer of Georgeson & Company, a proxy solicitation and consulting company.

      Gary D. Perusse was elected Senior Vice President - Risk Management in September, 1996. Prior thereto he had served as Director - Risk Management of Ogden for more than the past five years.

      Robert M. DiGia has been Vice President, Controller and Chief Accounting Officer of Ogden for more than the past five years.

      Kathleen Ritch has been Vice President and Secretary of Ogden for more than the past five years.

                                     PART II

Item 5. MARKET FOR OGDEN'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Page 43 of Ogden's 1996 Annual Report to Shareholders.

            As of March 1, 1997, the approximate number of record holders of Ogden common stock was 8,500.

Item 6. SELECTED FINANCIAL DATA

            Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Page 20 of Ogden's 1996 Annual Report to Shareholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Pages 16 through 19 of Ogden's 1996 Annual Report to Shareholders.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Pages 20 through 40 and Page 43 of Ogden's 1996 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF OGDEN

            Pursuant to General Instruction G (3), the information regarding directors called for by this item is hereby incorporated by reference from Ogden's 1997 Proxy Statement to be filed with the Securities and Exchange Commission. The information regarding officers called for by this item is included at the end of Part I of this document under the heading "Executive Officers of Ogden."

Item 11. EXECUTIVE COMPENSATION

            Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 1997 Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 1997 Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 1997 Proxy statement to be filed with the Securities and Exchange Commission.

                                     Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) Listed below are the documents filed as a part of this report:

      1). All financial statements contained on pages 21 through 40 and the Independent Auditors' Report on page 41 of Ogden's 1996 Annual Report to Shareholders are incorporated herein by reference.

      2). Financial statement schedules as follows:

            (i) Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994.

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


                  (b) Employment Agreement between Ogden and R. Richard Ablon dated as of May 24, 1990.*

                        (i) Letter Amendment Employment Agreement between Ogden and R. Richard Ablon dated as of October 11, 1990.*

                  (c) Employment Agreement between Ogden and C. G. Caras dated as of July 2, 1990.*

                        (i) Letter Amendment to Employment Agreement between Ogden Corporation and C.G. Caras, dated as of October 11, 1990.*

                        (ii) Termination Agreement between C.G. Caras and Ogden dated April 30, 1996. Transmitted herewith as
                              Exhibit 10.8(c)(ii).

                  (d) Employment Agreement between Ogden and Philip G. Husby as of July 2, 1990.*

                  (e) Termination Letter Agreement between Maria P. Monet and Ogden dated as of October 22, 1990.*

                  (f) Letter Agreement between Ogden Corporation and Ogden's Chairman of the Board, dated as of January 16, 1992.*

                  (g) Employment Agreement between Ogden and Ogden's Chief Accounting Officer dated as of December 18, 1991.*

                  (h) Employment Agreement between Scott G. Mackin and Ogden Projects, Inc. dated as of January 1, 1994.*

                        (i) Letter Amendment to Employment Agreement between Ogden Projects, Inc. and Scott G. Mackin, dated December 20, 1996. Transmitted herewith as Exhibit 10.8(h)(i).

                  (i) Employment Agreement between David L. Hahn and Ogden Corporation, dated December 1, 1995.*

                  (j) Employment Agreement between Ogden Services Corporation and Rodrigo Arboleda dated January 1, 1997. Transmitted herewith as Exhibit 10.8(j).

                  (k) Employment Agreement between Ogden Projects, Inc. and Bruce W. Stone dated June 1, 1990. Transmitted herewith as Exhibit 10.8(k).

                  (l) Employment Agreement between Ogden Corporation and Quintin G. Marshall, dated October 30, 1996. Transmitted herewith as Exhibit 10.8(l).

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

            11 Ogden Corporation and Subsidiaries Detail of Computation of Earnings Applicable to Common Stock for the years ended December 31, 1996, 1995 and 1994. Transmitted herewith as
                  Exhibit 11.

            13 Those portions of the Annual Report to Stockholders for the year ended December 31, 1996, which are incorporated herein by reference. Transmitted herewith as Exhibit 13.

            21    Subsidiaries of Ogden. Transmitted herewith as Exhibit 21.

            23    Consent of Deloitte & Touche LLP. Transmitted herewith as
                  Exhibit 23.

            27    Financial Data Schedule (EDGAR Filing Only).

            * Incorporated by reference as set forth in the Exhibit Index of this Annual Report on Form 10-K.

            (b) No Reports on Form 8-K were filed by Ogden during the fourth quarter of 1996.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OGDEN CORPORATION


Date: March 13, 1997
                                        By /S/ R. Richard Ablon
                                           ----------------------------------
                                               R. Richard Ablon
                                               Chairman of the Board,
                                               President and Chief
                                               Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

            SIGNATURE                        TITLE
            ---------                        -----


/S/ R. Richard Ablon          Chairman of the Board, President and Chief
--------------------------    Executive Officer and Director
R. RICHARD ABLON

/S/ Ralph E. Ablon            Director
--------------------------
RALPH E. ABLON

/S/ Philip G. Husby           Senior Vice President, Treasurer and Chief
--------------------------    Financial Officer
PHILIP G. HUSBY

/S/ Robert M. DiGia           Vice President, Controller and Chief Accounting
--------------------------    Officer
ROBERT M. DIGIA

/S/ David M. Abshire          Director
--------------------------
DAVID M. ABSHIRE

/S/ Norman G. Einspruch       Director
--------------------------
NORMAN G. EINSPRUCH


                                       (i)

/S/ Attallah Kappas           Director
--------------------------
ATTALLAH KAPPAS
________________________      Director
TERRY ALLEN KRAMER

/S/ Judith D. Moyers          Director
--------------------------
JUDITH D. MOYERS
_______________________       Director
HOMER A. NEAL

/S/ Stanford S. Penner        Director
--------------------------
STANFORD S. PENNER

/S/ Jesus Sainz               Director
--------------------------
JESUS SAINZ

/S/ Frederick Seitz           Director
--------------------------
FREDERICK SEITZ

/S/ Robert E. Smith           Director
--------------------------
ROBERT E. SMITH

/S/ Helmut F.O. Volcker       Director
--------------------------
HELMUT F.O. VOLCKER

/S/ Abraham Zaleznik          Director
--------------------------
ABRAHAM ZALEZNIK


                                      (ii)

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Ogden Corporation:

We have audited the consolidated financial statements of Ogden Corporation and subsidiaries as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 10, 1997, which report includes an explanatory paragraph relating to the adoption of Statements of Financial Accounting Standards Nos. 112 and 121; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Ogden Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
New York, New York
February 10, 1997