Form 10-Q
period 1997-03-31
OGDEN CORP
filed 1997-05-14
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission file number    1-3122

                                Ogden Corporation
                                -----------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  13-5549268
-------------------------------             ------------------------------------
(State or other jurisdiction of             I.R.S. Employer Identification
 incorporation or organization)             Number)

                Two Pennsylvania Plaza, New York, New York 10121
                ------------------------------------------------
                    (Address or principal executive offices)
                                   (Zip Code)
                                 (212)-868-6100
                ------------------------------------------------
                    (Registrant's telephone number including
                                   area code)
                                 Not Applicable
                ------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No ___
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997; 49,983,052 shares of Common Stock, $.50 par value per share.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                         1997            1996
                                                      ----------      ----------
                                                       (In Thousands of Dollars,
                                                        Except per Share Data)

Service revenues                                      $ 280,544       $ 381,856
Net sales                                               134,285         138,655
Construction revenues                                                       161
Net gain on sale of businesses                           12,225
                                                      ---------       ---------
  Total revenues                                        427,054         520,672
                                                      ---------       ---------

Operating costs and expenses                            224,749         316,166
Costs of goods sold                                     124,992         122,311
Construction costs                                                          138
Selling, administrative and general
expenses                                                 28,681          34,405
Debt service charges                                     27,039          28,305
                                                      ---------       ---------
  Total costs and expenses                              405,461         501,325
                                                      ---------       ---------

Consolidated operating income                            21,593          19,347
Equity in net income of investees and
 joint ventures                                             840             328
Interest income                                           4,259           3,029
Interest expense                                         (6,627)         (7,521)
Other income (deductions)-net                              (483)             16
                                                      ---------       ---------

Income before income taxes and
minority interests                                       19,582          15,199
Less:  income taxes                                       8,420           6,384
       minority interests                                   385            (473)
                                                      ---------       ---------

Net income                                            $  10,777       $   9,288
                                                      =========       =========

EARNINGS PER COMMON SHARE                             $     .22       $     .19
                                                      =========       =========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       MARCH 31,    DECEMBER 31,
                                                         1997           1996
                                                     -----------    -----------
                                                      (In Thousands of Dollars)
ASSETS
------
Current Assets:
Cash and cash equivalents                            $   191,655    $   140,824
Restricted funds held in trust                           104,426        101,326
Receivables (less allowances: 1997,
$38,247 and 1996, $38,275)                               428,819        503,424
Inventories                                               60,363         56,566
Deferred income taxes                                     31,434         31,434
Other                                                     54,634         52,598
                                                     -----------    -----------
  Total current assets                                   871,331        886,172
Property, plant and equipment-net                      1,851,695      1,851,304
Restricted funds held in trust                           210,342        209,485
Unbilled service and other receivables
(less allowances: 1997 and 1996, $6,000)                 218,999        218,422
Unamortized contract acquisition costs                   137,494        138,777
Goodwill and other intangible assets                      77,980         81,555
Other assets                                             207,202        211,817
                                                     -----------    -----------
Total Assets                                         $ 3,575,043    $ 3,597,532
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
Current liabilities:
Current portion of long-term debt                    $     6,228    $     3,560
Current portion of project debt                           62,910         60,966
Dividends payable                                         15,600         15,547
Accounts payable                                         116,223        104,978
Federal and foreign income taxes payabe                    4,776          7,648
Accrued expenses, etc                                    277,435        302,597
Deferred income                                           43,399         46,228
                                                     -----------    -----------
  Total current liabilities                              526,571        541,524
Long-term debt                                           325,775        309,377
Project debt                                           1,480,441      1,500,690
Deferred income taxes                                    328,312        325,925
Other liabilities                                        212,159        212,538
Minority interests                                         6,747          7,903
Convertible subordinated debentures                      148,650        148,650
                                                     -----------    -----------
  Total liabilities                                    3,028,655      3,046,607
                                                     -----------    -----------
Shareholders' Equity:
Serial cumulative convertible preferred
stock, par value $1.00 per share;
authorized 4,000,000 shares; shares
outstanding: 46,556 in 1997 and
47,689 in 1996, net of treasury
shares of 29,820 in 1997 and 1996,
respectively                                                  47             48
Common stock, par value $.50 per share;
authorized, 80,000,000 shares; shares out-
standing: 49,983,052 in 1997 and 49,744,527
in 1996, net of treasury shares of 3,407,123
and 3,606,123 in 1997 and 1996, respectively              24,992         24,872
Capital surplus                                          206,170        202,162
Earned surplus                                           325,441        330,302
Cumulative translation adjustment-net                     (9,566)        (5,768)
Pension liability adjustment                                (565)          (565)
Net unrealized loss on securities
 available for sale                                         (131)          (126)
                                                     -----------    -----------
Total Shareholders' Equity                               546,388        550,925
                                                     -----------    -----------
Total Liabilities and Shareholders' Equity           $ 3,575,043    $ 3,597,532
                                                     ===========    ===========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                             Three Months Ended           Year Ended
                                               March 31, 1997          December 31, 1996
                                             Shares     Amounts       Shares      Amounts
                                             ------------------       -------------------
                                        (In Thousands of Dollars, Except Per Share Amounts)
Serial Cumulative Convertible Preferred
Stock, Par Value $1.00 Per Share;
Authorized 4,000,000 Shares:
Balance at beginning of period                77,509        $78        79,289        $80
Shares converted into common stock            (1,133)        (1)       (1,780)        (2)
                                          ---------------------   ----------------------
Total                                         76,376         77        77,509         78
Treasury shares                              (29,820)       (30)      (29,820)       (30)
                                          ---------------------   ----------------------
Balance at end of period (aggregate
 involuntary liquidation value - 1997
  $938,100)                                   46,556         47        47,689         48
                                          ---------------------   ----------------------

Common Stock, Par Value $.50 Per Share;
Authorized, 80,000,000 Shares:
Balance at beginning of period            53,350,650     26,675    53,202,904     26,602
Exercise of stock options, less common
 stock utilized                               32,760         17       137,134         68
Conversion of preferred shares                 6,765          3        10,612          5
                                          ---------------------   ----------------------
Total                                     53,390,175     26,695    53,350,650     26,675
                                          ---------------------   ----------------------
Treasury shares at beginning of period     3,606,123      1,803     3,735,123      1,868
Exercise of stock options                   (199,000)      (100)     (129,000)       (65)
                                          ---------------------   ----------------------
Treasury shares at end of period           3,407,123      1,703     3,606,123      1,803
                                          ---------------------   ----------------------

Balance at end of period                  49,983,052     24,992    49,744,527     24,872
                                          ---------------------   ----------------------

Capital Surplus:
Balance at beginning of period                          202,162                  197,921
Exercise of stock options, less common
 stock utilized                                           4,010                    4,244
Conversion of preferred shares                               (2)                      (3)
                                                      ---------                ---------

Balance at end of period                                206,170                  202,162
                                                      ---------                ---------

Earned Surplus:
Balance at beginning of period                          330,302                  328,047
Net income                                               10,777                   64,534
                                                      ---------                ---------
Total                                                   341,079                  392,581
                                                      ---------                ---------
Preferred dividends-per share 1997,
$.8376, 1996, $3.35                                          39                      161
Common dividends-per share 1997, $.3125,
 1996, $1.25                                             15,599                   62,118
                                                      ---------                ---------
Total Dividends                                          15,638                   62,279
                                                      ---------                ---------
Balance at end of period                                325,441                  330,302
                                                      ---------                ---------

Cumulative Translation Adjustment-Net                    (9,566)                  (5,768)
                                                      ---------                ---------
Pension Liability Adjustment                               (565)                    (565)
                                                      ---------                ---------
Net Unrealized Loss on Securities
 Available For Sale                                        (131)                    (126)
                                                      ---------                ---------

TOTAL SHAREHOLDERS' EQUITY                            $ 546,388                $ 550,925
                                                      =========                =========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                      FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      --------------------------
                                                             1997        1996
                                                      --------------------------
                                                       (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                            $  29,100    $ 40,160
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                                  70,409       6,547
Inventory                                                    (3,649)     (5,692)
Other assets                                                  4,122      (6,960)
Increase (Decrease) in Liabilities:
Accounts payable                                             11,246     (10,681)
Accrued expenses                                            (25,357)      7,290
Other liabilities                                           (10,747)    (19,475)
                                                          ---------    --------

 Net cash provided by operating
  activities                                                 75,124      11,189
                                                          ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Entities purchased, net of cash acquired                                 (7,259)
Proceeds from sale of marketable securities
 available for sale                                                      13,158
Proceeds from sale of businesses                             30,500       8,500
Proceeds from sale of property, plant and equipment           1,384       1,084
Investments in energy facilities                             (5,982)     (5,372)
Other capital expenditures                                  (17,731)     (8,208)
Decrease (increase) in other receivable                       1,040      (6,742)
Other                                                       (17,499)     (3,297)
                                                          ---------    --------

 Net cash used in investing activities                       (8,288)     (8,136)
                                                          ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Other new debt                                               19,489      25,207
Decrease (Increase) in funds held in trust                   (3,954)      2,551
Payment of debt                                             (18,720)    (17,539)
Dividends paid                                              (15,585)    (15,333)
Other                                                         2,765       2,045
                                                          ---------    --------

 Net cash used in financing
  activities                                                (16,005)     (3,069)
                                                          ---------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                50,831         (16)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            140,824      96,782
                                                          ---------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 191,655    $ 96,766
                                                          =========    ========

                       OGDEN CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997

ITEM 1 - BASIS OF PRESENTATON

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

The accompanying financial statements for prior periods have been reclassified as to certain amounts to conform with the 1997 presentation.

The Financial Accounting Standards Board issued "Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" which is effective for financial statements issued for periods after December 15, 1997. The effect of adopting this statement would not have a significant effect on Ogden's earnings per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Ogden has elected to change the reporting of its Business Segments as of January 1, 1997 and has restated its 1996 presentation to conform to this revised Segment reporting. Two of Ogden's core businesses formerly reported as part of the Services segment - Entertainment and Aviation - have been designated as separate business segments. All other operations formerly in the Services segment, mainly the Facility Management and Technology groups were transferred to the Other segment except the Facility Management operations at Ogden's Waste-to-Energy plants and its Environmental business which have been transferred to the Energy Segment. Non-core businesses scheduled for disposition are included in an Other group.

Revenues and income from operations (expressed in thousands of dollars) by segment for the three months ended March 31, 1997 and 1996, were as follows:


                                                         1997            1996
                                                      -------------------------
Revenues:
Entertainment                                         $  79,831       $  76,537
Aviation                                                100,478         102,596
Energy                                                  165,314         163,752
Other                                                    81,431         177,787
                                                      ---------       ---------

Total Revenues                                        $ 427,054       $ 520,672
                                                      =========       =========
Income from Operations:
Entertainment                                         $   3,398       $   3,855
Aviation                                                  6,071           2,224
Energy                                                   10,708          11,615
Other                                                     7,053           7,520
                                                      ---------       ---------

Total Income from Operations                             27,230          25,214

Equity in net income (loss) of
  investees and joint ventures:
Entertainment                                              (547)           (574)
Aviation                                                  1,018             391
Energy                                                      236            (270)
Other                                                       133             781
                                                      ---------       ---------

Total                                                    28,070          25,542
Corporate unallocated expenses-net                       (6,120)         (5,851)
Corporate interest-net                                   (2,368)         (4,492)
                                                      ---------       ---------
Income Before Income Taxes and
  Minority Interest                                   $  19,582       $  15,199
                                                      =========       =========

The Entertainment segment consists principally of interests in themed attractions; live theater; concerts; gaming; large format theaters and films; performing artist management; recorded music and video development; food, beverage and novelty concession operations; and facility management at arenas, stadiums, amphitheaters civic/convention centers and other recreational facilities. These services are provided to a wide variety of public and private facilities including stadiums, convention and exposition centers, arenas, parks, amphitheaters, and fairgrounds located in the United States, Mexico, Canada, Argentina, Germany, Australia, Spain and the United Kingdom. Entertainment also operates a racetrack and five off-track betting parlors in Illinois.

The Aviation Segment provides specialized support services to airlines at locations throughout the United States, Canada, Europe, Latin America and the Pacific Rim. The specialized support services provided by this group include comprehensive ground handling, ramp, passenger, cargo and warehouse, aviation fueling and in-flight catering services. These services are performed through joint ventures, consortiums, contracts with individual airlines, consolidated agreements with several airlines, and contracts with various airport authorities.

The operations of Ogden's Energy segment are conducted by Ogden Energy Group, Inc. through four principal business groups: independent power, waste-to-energy, water and waste water and environmental consulting and engineering (collectively the "Energy Group").

Operations:

Revenues for the first three months of 1997 were $93,600,000 lower than the comparable period of 1996. The Entertainment segment revenues increased $3,300,000 chiefly associated with the acquisition of Florida Leisure in 1996, and the start up of operations in Germany and Aruba. The Aviation segment revenues were $2,000,000 lower reflecting reduced activity in catering and customer ground services operations resulting from the sale of the Miami inflight catering business in January 1997, partially offset by the gains on the sale of such inflight catering operations and certain other ground services operations in the first quarter of 1997. The Energy segment revenues increased $1,600,000 primarily due to increased activity at certain Waste-to-Energy facilities and in the Independent Power group reflecting the commencement of operations at the Edison Bataan facility and increased activity at two other independent power units partially offset by a reduction in Environmental Services revenues due to reduced customer activity in the United States and Spain. Other segment revenues declined $96,000,000 reflecting revenues of businesses sold during 1996, namely, Facility operations outside of New York City; and the sale of W. J. Schafer Associates and Ogden Professional Services, formerly in the Technology Group, which reductions in revenues were partially offset by the gain on the sale of the Corporation's 50% equity investment in the Universal Ogden joint venture.

Consolidated operating income for the first three months of 1997 was $2,250,000 higher than the comparable period of 1996. Entertainment segment income from operations declined $450,000. Aviation segment income from operations increased $3,800,000 chiefly associated with the sale of the Miami inflight catering operations and certain ground services operations which were partially offset by reduced activity in the catering and ground services operations. The Energy segment income from operations was $900,000 lower primarily reflecting increased maintenance and overhaul costs in the Waste-to-Energy group and reduced customer activity and increased marketing costs in the Environmental group. Other segment income from operations declined $500,000 chiefly associated with the businesses sold in 1996 and lower income at Atlantic Design chiefly due to reduced activity in its overseas operations partially offset by the gain on the sale of the corporation's 50% equity interest in the Universal Ogden joint venture.

Energy has three interest rate swap agreements entered into as hedges against interest rate exposure on three series of adjustable rate project debt that resulted in additional debt service costs of $236,000 and $246,000 in the first quarter of 1997 and 1996, respectively.

Equity in net income of investees and joint ventures for the first quarter of 1997 was $500,000 higher than the comparable period in 1996 chiefly associated with increased activity in Aviation's Macau joint venture and Energy's joint venture operations in Bolivia and California partially offset by reduced income associated with the sale of the Ogden Universal joint venture.

Interest income for the first quarter of 1997 was $1,200,000 higher than the comparable period of 1996 primarily reflecting interest earned on higher cash and cash equivalents as well as interest earned on notes received in connection with the sale of operations in 1996. Interest expense was $894,000 lower primarily reflecting reduced borrowings. Ogden has two interest rate swap agreement covering notional amounts of $100,000,000 and $5,900,000, respectively. The first swap agreement expires on December 16, 1998 and was entered into in order to convert Ogden's fixed-rate $100,000,000 9.25% debentures into variable rate debt. The second swap agreement expires November 20, 2000, and was entered into in order to convert Ogden's $5,900,000 variable rate debt to a fixed rate. During the first three months of 1997, Ogden paid $30,000 on these swap agreements, and in the first quarter of 1996 Ogden received $30,000 on these swap agreements. The effective income tax rate for the three months ended March 31, 1997 was 43% compared with 42% for the comparable period of 1996.

Capital Investments and Commitments: During the first three months of 1997, capital investments amounted to $23,700,000, of which $6,000,000, inclusive of restricted funds transferred from funds held in trust, was for Energy (principally Independent Power) facilities and $17,700,000 was for normal replacement and growth in Entertainment, Aviation and Energy's operations.

At March 31, 1997, capital commitments amounted to $136,100,000, which included $81,000,000 for normal replacement, modernization, and growth in Entertainment ($60,100,000), Aviation ($7,200,000) and Energy ($13,700,000) operations. Also included was $55,100,000 for Energy's
coal-fired power project in The Philippines reflecting $35,700,000 for mandatory equity contributions, $5,700,000 for contingent equity contributions, and $13,700,000 for a standby letter of credit in support of debt service reserve requirements. Funding for the mandatory equity contribution has been provided by a bank credit facility, which must be repaid in December 2001. Ogden also has a contingent equity contribution amounting to approximately $5,000,000 in connection with an Entertainment joint venture. In addition, compliance with standards and guidelines under the Clean Air Act Amendments of 1990 may require further Energy capital expenditures of $30,000,000 during the next four to five years.

During 1994, a subsidiary of Ogden entered into a 30-year facility management contract, pursuant to which it agreed to advance funds to a customer including, if necessary, to assist the customers' refinancing of senior secured debt incurred in connection with the construction of the facility. To facilitate refinancing this senior secured debt, on April 1, 1997 Ogden purchased all such senior secured debt amounting to $92,000,000. Ogden expects that such debt will be sold to a third party during 1997 although Ogden is expected to retain an obligation to purchase such senior secured debt at the end of March 2000 if the debt is not refinanced prior to that time, which obligation is expected to be collateralized by bank letters of credit. In addition, at March 31, 1997, the Corporation has guaranteed indebtedness of $16,100,000 of an affiliate and principal tenant of this customer, which is due in September 1997. Ogden continues as guarantor of surety bonds and letters of credit totaling approximately $15,100,000 on behalf of International Terminal Operating Co. Inc. and has guaranteed borrowings of certain customers amounting to approximately $26,400,000 as well as $10,500,000 of borrowings of joint ventures in which Ogden has an equity interest. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

Ogden and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy, entertainment, and other facilities. In the normal course of business, they also are involved in legal proceedings in which damages and other remedies are sought. Management does not expect that these contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business will have a material adverse effect on Ogden's Consolidated Financial Statements.

Liquidity/Cash Flow - Net cash provided from operating activities for the first quarter of 1997 was $63,900,000 higher than the comparable period of 1996 primarily reflecting a decrease of $63,800,000 in accounts receivable principally relating to businesses disposed of in

1996. Net cash used in investing activities was relatively flat. Net cash used in financing activities was $12,900,000 higher chiefly because of a reduction of $6,500,000 from funds held in trust in the Energy group; a decrease in other new debt of $5,700,000 and an increase in debt payments of $1,200,000.

Exclusive of changes in Energy facility construction activities, the Corporation's various types of contracts are not expected to have a material effect on liquidity. Debt service associated with project debt, which is an explicit component of a client community's obligation under its service agreement, is paid as it is billed and collected. Cash required for investing and financing activities is expected to be satisfied from operating activities; available funds, including short-term investments; proceeds from the sale of noncore businesses; and the Corporation's unused credit facilities to the extend needed.

At March 31, 1997, the Corporation had $191,655,000 in cash and cash equivalents and unused revolving credit lines of $214,100,000.

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

            3.2   Ogden's By-Laws, as amended through May 23, 1996.*

            4     Instruments Defining Rights of Security Holders.

            4.1 Fiscal Agency Agreement between Ogden and Bankers Trust Company, dated as of June 1, 1987 and Offering Memorandum dated June 12, 1987, relating to U.S. $85 million Ogden 6% Convertible Subordinated Debentures, Due 2002.*

            4.2 Fiscal Agency Agreement between Ogden and Bankers Trust Company, dated as of October 15, 1987, and Offering Memorandum, dated October 15, 1987, relating to U.S. $75 million Ogden 5- 3/4% Convertible Subordinated Debentures, Due 2002.*

            4.3 Indenture dated as of March 1, 1992 from Ogden Corporation to The Bank of New York, Trustee, relating to Ogden's $100 million debt offering.*

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

                        (i) Amendment dated as of December 29, 1994, to the Ogden Projects Employees' Stock Option Plan.*

                  (v)   Ogden Projects Core Executive Benefit Program.*

                  (w)   Ogden Corporation CEO Formula Bonus Plan.*

                  (x) Form of amendments to the Ogden Projects, Inc. Pension Plan and Profit Sharing Plans effective as of January 1, 1994.*

                        (i) Form of amended Ogden Projects Profit Sharing Plan effective as of January 1, 1994.*

                        (ii) Form of amended Ogden Projects Pension Plan, effective as of January 1, 1994.*

                  (y) Termination Letter Agreement between Ogden and C.G. Caras, dated April 30, 1996.

            10.4 First Amended and Restated Ogden Corporation Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Mission Funding Zeta and Pitney Bowes Credit Corporation.*

            10.5 Ogden Corporation Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Allstate Insurance Company and Ogden Martin Systems of Huntington Resource Recovery Nine Corp.*

            10.6 $95 million Term Loan and Letter of Credit and Reimbursement Agreement, dated March 26, 1997 among Ogden as Borrower, the lender banks named therein and the Deutsche Bank A.G., New York Branch as Agent and lender.

            11    Detail of Computation of Earnings applicable to Common Stock.

            27    Financial Data Schedule (EDGAR Filing Only).

*     Incorporated by reference as set forth in the Exhibit Index of this Form
      10-Q.

      (b)   Reports on Form 8-K

            There were no Form 8-K Current Reports filed during the First Quarter of 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

                                          OGDEN CORPORATION
                                          (Registrant)


Date: May 14, 1997                        By: /s/ Philip G. Husby
                                             ----------------------------
                                                 Philip G. Husby
                                                 Senior Vice President
                                                 and Chief Financial
                                                 Officer


Date: May 14, 1997                        By: /s/ Robert M. DiGia
                                             ----------------------------
                                                 Robert M. DiGia
                                                 Vice President,
                                                 Controller and Chief
                                                 Accounting Officer

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

3.2      Ogden By-Laws as amended through     Filed as Exhibit 3.2 to
         May 23, 1996.                        Ogden's Form 10-Q for the quarter
                                              ended September 30, 1996 and
                                              incorporated herein by reference.

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
         Subordinated Debentures, Due 2002.

EXHIBIT
  NO.    DESCRIPTION OF DOCUMENT              FILING INFORMATION
-------  -----------------------              ------------------

4.2      Fiscal Agency Agreement between      Filed as Exhibit (4)to Ogden's
         Ogden and Bankers Trust Company,     Form S-3 Registration Statement
         dated as of October 15, 1987,        filed with the Securities and
         and Offering Memorandum, dated       Exchange Commission on December
         October 15, 1987, relating to        4, 1987, Registration No.
         U.S. $75 million Ogden 5-3/4%        33-18875, and incorporated
         Convertible Subordinated             herein by reference.
         Debentures, Due 2002.

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

   (y)   Termination Letter Agreement         Filed as Exhibit 10.3(y) to
         between Ogden and C.G. Caras,        Ogden's Form 10-Q for the quarter
         dated April 30, 1996.                ended September 30, 1996 and
                                              incorporated herein by reference.

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

10.6     $95 million Term Loan and Letter     Transmitted herewith as
         of Credit and Reimbursement          Exhibit 10.6.
         Agreement, dated March 26, 1997
         among Ogden as Borrower,the
         lender banks named therein and
         the Deutsche Bank A.G., New York
         Branch as Agent and lender.

EXHIBIT
  NO.    DESCRIPTION OF DOCUMENT              FILING INFORMATION
-------  -----------------------              ------------------

11       Ogden Corporation and                Transmitted herewith as
         Subsidiaries Detail of               Exhibit 11.
         Computation of Earnings
         Applicable to Common Stock.

27       Financial Data Schedule.             Transmitted herewith as
                                              Exhibit 27.