Form 10-Q
period 1997-06-30
OGDEN CORP
filed 1997-08-14
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the transition period from _________________ to __________________

Commission file number    1-3122

                                Ogden Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                           13-5549268
-------------------------------               ------------------------------
(State or other jurisdiction of               I.R.S. Employer Identification
 incorporation or organization)               Number)

                Two Pennsylvania Plaza, New York, New York 10121
                ------------------------------------------------
               (Address or principal executive office) (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997; 49,988,628 shares of Common Stock, $.50 par value per share.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                     FOR THE SIX MONTHS      FOR THE THREE MONTHS
                                            ENDED                   ENDED
                                           JUNE 30,                JUNE 30,
                                    --------------------    --------------------
                                      1997        1996        1997         1996
                                    --------------------    --------------------
                                   (In Thousands of Dollars, Except per Share Data)
Service revenues                   $ 574,294   $   759,080   $ 293,750   $ 377,224
Net sales                            284,760       292,738     150,475     154,083
Construction revenues                                1,940                   1,779
Net gain on sale of businesses        19,914        13,013       7,689      13,013
                                   ---------   -----------   ---------   ---------
   Total revenues                    878,968     1,066,771     451,914     546,099
                                   ---------   -----------   ---------   ---------
Operating costs and expenses         440,943       626,723     216,194     310,557
Costs of goods sold                  270,811       266,971     145,819     144,660
Construction costs                                   1,804                   1,666
Selling, administrative and
general expenses                      54,896        65,240      26,215      30,835
Debt service charges                  52,907        55,570      25,868      27,265
                                   ---------   -----------   ---------   ---------
   Total costs and expenses          819,557     1,016,308     414,096     514,983
                                   ---------   -----------   ---------   ---------

Consolidated operating income         59,411        50,463      37,818      31,116
Equity in net income of investees
 and joint ventures                      957         1,226         117         898
Interest income                       10,634         7,072       6,375       4,043
Interest expense                     (15,165)      (15,099)     (8,538)     (7,578)
Other income (deductions)-net           (406)          225          77         209
                                   ---------   -----------   ---------   ---------

Income before income taxes
and minority interests                55,431        43,887      35,849      28,688
Less: income taxes                    23,835        18,433      15,415      12,049
      minority interests                 810          (722)        425        (249)
                                   ---------   -----------   ---------   ---------
Net income                         $  30,786   $    26,176   $  20,009   $  16,888
                                   =========   ===========   =========   =========

EARNINGS PER COMMON SHARE          $     .62   $       .53   $     .40   $     .34
                                   =========   ===========   =========   =========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      JUNE 30,     DECEMBER 31,
                                                        1997           1996
                                                    -----------     -----------
                                                     (In Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents                           $   165,296     $   140,824
Restricted funds held in trust                           99,843         101,326
Receivables (less allowances: 1997,
$21,727 and 1996, $38,275)                              427,720         503,424
Inventories                                              57,358          56,566
Deferred income taxes                                    31,434          31,434
Other                                                    53,337          52,598
                                                    -----------     -----------
  Total current assets                                  834,988         886,172
Property, plant and equipment-net                     1,851,274       1,851,304
Restricted funds held in trust                          218,778         209,485
Unbilled service and other receivables
(less allowances: 1997 and 1996, $6,000)                313,975         218,422
Unamortized contract acquisition costs                  142,714         138,777
Goodwill and other intangible assets                     75,902          81,555
Other assets                                            214,196         211,817
                                                    -----------     -----------
Total Assets                                        $ 3,651,827     $ 3,597,532
                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current Liabilities:
Current portion of long-term debt                   $     3,707     $     3,560
Current portion of project debt                          66,900          60,966
Dividends payable                                        15,623          15,547
Accounts payable                                        118,613         104,978
Federal and foreign income taxes payable                                  7,648
Accrued expenses, etc                                   247,195         302,597
Deferred income                                          46,293          46,228
                                                    -----------     -----------
  Total current liabilities                             498,331         541,524
Long-term debt                                          434,113         309,377
Project debt                                          1,468,567       1,500,690
Deferred income taxes                                   336,500         325,925
Other liabilities                                       210,215         212,538
Minority interests                                        5,679           7,903
Convertible subordinated debentures                     148,650         148,650
                                                    -----------     -----------
  Total Liabilities                                   3,102,055       3,046,607
                                                    -----------     -----------
Shareholders' Equity:
Serial cumulative convertible preferred
stock, par value $1.00 per share;
authorized 4,000,000 shares; shares
outstanding: 45,622 in 1997 and
47,689 in 1996; net of treasury
shares of 29,820 in 1997 and 1996,
respectively                                                 46              48
Common stock, par value $.50 per share;
authorized, 80,000,000 shares; shares
outstanding: 49,988,628 in 1997 and
49,744,527 in 1996, net of treasury
shares of 3,407,123 and 3,606,123 in
1997 and 1996, respectively                              24,994          24,872
Capital surplus                                         206,168         202,162
Earned surplus                                          329,791         330,302
Cumulative translation adjustment-net                   (10,621)         (5,768)
Pension liability adjustment                               (565)           (565)
Net unrealized loss on securities
available for sale                                          (41)           (126)
                                                    -----------     -----------
Total Shareholders' Equity                              549,772         550,925
                                                    -----------     -----------
Total Liabilities and Shareholders' Equity          $ 3,651,827     $ 3,597,532
                                                    ===========     ===========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              Six Months Ended           Year Ended
                                                June 30, 1997         December 31, 1996
                                             Shares      Amounts     Shares      Amounts
                                             -------------------     -------------------
                                        (In Thousands of Dollars, Except Per Share Amounts)
Serial Cumulative Convertible Preferred
Stock, Par Value $1.00 Per Share;
Authorized 4,000,000 Shares:
Balance at beginning of period                  77,509       $78      79,289       $80
Shares converted into common stock              (2,067)       (2)     (1,780)       (2)
                                            --------------------   -------------------
Total                                           75,442        76      77,509        78
Treasury shares                                (29,820)      (30)    (29,820)      (30)
                                            --------------------   -------------------
Balance at end of period (aggregate
 involuntary liquidation value - 1997
  $919,000)                                     45,622        46      47,689        48
                                            --------------------   -------------------

Common Stock, Par Value $.50 Per Share;
Authorized, 80,000,000 Shares:
Balance at beginning of period              53,350,650    26,675  53,202,904    26,602
Exercise of stock options, less common
 stock utilized                                 32,760        16     137,134        68
Conversion of preferred shares                  12,341         6      10,612         5
                                            --------------------  --------------------
Total                                       53,395,751    26,697  53,350,650    26,675
                                            --------------------  --------------------
Treasury shares at beginning of period       3,606,123     1,803   3,735,123     1,868
Exercise of stock options                     (199,000)     (100)   (129,000)      (65)
                                            --------------------  --------------------
Treasury shares at end of period             3,407,123     1,703   3,606,123     1,803
                                            --------------------  --------------------

Balance at end of period                    49,988,628    24,994  49,744,527    24,872
                                            --------------------  --------------------

Capital Surplus:
Balance at beginning of period                           202,162               197,921
Exercise of stock options, less common
 stock utilized                                            4,010                 4,244
Conversion of preferred shares                                (4)                   (3)
                                                      ----------              --------

Balance at end of period                                 206,168               202,162
                                                      ----------              --------

Earned Surplus:
Balance at beginning of period                           330,302               328,047
Net income                                                30,786                64,534
                                                      ----------              --------
Total                                                    361,088               392,581
                                                      ----------              --------
Preferred dividends-per share 1997,
$1.6752, 1996, $3.35                                          77                   161
Common dividends-per share 1997, $.625
 1996, $1.25                                              31,220                62,118
                                                      ----------              --------
Total dividends                                           31,297                62,279
                                                      ----------              --------
Balance at end of period                                 329,791               330,302
                                                      ----------              --------

Cumulative Translation Adjustment-Net                    (10,621)               (5,768)
                                                      ----------              --------
Pension Liability Adjustment                                (565)                 (565)
                                                      ----------              --------
Net Unrealized Loss on Securities
 Available For Sale                                          (41)                 (126)
                                                      ----------              --------

TOTAL SHAREHOLDERS' EQUITY                            $  549,772              $550,925
                                                      ==========              ========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                        FOR THE SIX MONTHS ENDED
                                                                JUNE 30
                                                        ------------------------
                                                           1997         1996
                                                        ----------   -----------
                                                       (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                            $  75,117   $  87,656
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                                  66,714       2,929
Inventory                                                      (933)    (27,528)
Other assets                                                  7,693     (13,889)
Increase (Decrease) in Liabilities:
Accounts payable                                             16,961       4,460
Accrued expenses                                            (59,834)    (11,868)
Other liabilities                                           (16,177)    (15,955)
                                                          ---------   ---------

Net cash provided by operating activities                    89,541      25,805
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Entities purchased, net of cash acquired                                 (7,259)
Proceeds from sale of marketable securities
 available for sale                                                      13,158
Proceeds from sale of businesses                             43,967      90,946
Proceeds from sale of property, plant and equipment           1,765       1,482
Investments in Energy facilities                            (13,123)     (7,374)
Other capital expenditures                                  (32,877)    (19,400)
Increase in notes receivable                                (95,891)     (4,084)
Increase in investment in and advances to
 investees and joint ventures                               (33,418)     (6,725)
                                                          ---------   ---------

Net cash provided (used) by investing activities           (129,577)     60,744
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for Energy facilities                                         28,676
Other new debt                                              129,614       6,230
Decrease in funds held in trust                              (7,803)     (1,629)
Payment of debt                                             (27,485)    (64,437)
Dividends paid                                              (31,221)    (30,882)
Other                                                         1,403       2,852
                                                          ---------   ---------

Net cash provided (used) by financing activities             64,508     (59,190)
                                                          ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    24,472      27,359

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            140,824      96,782
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 165,296   $ 124,141
                                                          =========   =========

                       OGDEN CORPORATION AND SUBSIDIARIES
                                  JUNE 30, 1997

ITEM 1 - BASIS OF PRESENTATION

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

Revenues and income from operations (expressed in thousands of dollars) by segment were as follows:

Operations:

                                       Six Months Ended        Three Months Ended
                                             June 30,                June 30,
                                     1997          1996        1997         1996
                                    -----------------------   ---------------------
Revenues:
Entertainment                       $ 184,974   $   174,964   $ 105,143   $  98,427
Aviation                              194,548       210,713      94,070     108,117
Energy                                341,809       345,882     176,495     182,130
Other                                 157,637       335,212      76,206     157,425
                                    ---------   -----------   ---------   ---------

Total Revenues                      $ 878,968   $ 1,066,771   $ 451,914   $ 546,099
                                    =========   ===========   =========   =========

Income (loss) from Operations:
Entertainment                       $  10,486   $     9,189   $   7,088   $   5,334
Aviation                               16,549           121      10,478      (2,103)
Energy                                 38,131        33,451      27,423      21,836
Other                                   4,907        20,375      (2,146)     12,855
                                    ---------   -----------   ---------   ---------

Total Income from Operations           70,073        63,136      42,843      37,922

Equity in net income (loss) of
  investees and joint ventures:
Entertainment                            (895)         (822)       (348)       (248)
Aviation                                1,519           321         501         (70)
Energy                                    200           (14)        (36)        256
Other                                     133         1,741           0         960
                                    ---------   -----------   ---------   ---------

Total                                  71,030        64,362      42,960      38,820
Corporate unallocated expenses-net    (11,068)      (12,448)     (4,948)     (6,597)
Corporate interest-net                 (4,531)       (8,027)     (2,163)     (3,535)
                                    ---------   -----------   ---------   ---------

Income Before Income Taxes and
  Minority Interest                 $  55,431   $    43,887   $  35,849   $  28,688
                                    =========   ===========   =========   =========

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

The operations of Ogden's Energy segment are conducted by Ogden Energy Group, Inc. through four principal business groups: independent power, waste-to-energy, water and waste water and environmental consulting and engineering (collectively "Energy").

Operations:

Revenues for the first six months of 1997 were $187,800,000 lower than the comparable period of 1996. The Entertainment segment revenues increased $10,000,000 chiefly associated with the acquisition of Florida Leisure in 1996, new accounts and the start-up of operations in Germany and Aruba. The Aviation segment revenues were $16,200,000 lower reflecting reduced activity in inflight catering and ground services operations resulting from the sale of the Miami and Spanish inflight catering businesses and certain ground services operations, partially offset by the gains on the sale of such operations in the six months ended June 30, 1997. The Energy segment revenues were $4,100,000 lower primarily due to reduced activity in the consulting and engineering groups, partially offset by increased customer activity at several Waste-to-Energy facilities and in the Independent Power group reflecting commencement of operations at the Edison Bataan facility and increased activity at one other facility. Other segment revenues declined $177,600,000 reflecting revenues of businesses sold during 1996, namely, Facility operations outside of New York City; and the sale of W.J. Schafer Associates and Ogden Professional Services, formerly in the Technology Group, which reductions in revenues were partially offset by the gain on the sale of the Corporation's 50% equity investment in the Universal Ogden joint venture.

Consolidated operating income for the six months ended June 30, 1997 was $8,900,000 higher than the comparable period of 1996. Entertainment segment income from operations was $1,300,000 higher than the comparable period of 1996 primarily reflecting increased activity in European operations partially offset by development costs associated with the "American Wilderness Experience"(TM). Aviation segment income from operations increased $16,400,000 chiefly associated with the sale of the Miami and Spanish inflight catering operations and certain ground services operations in 1997 and a charge in 1996 reflecting the decision to close a ground service location, which were partially offset by reduced activity in inflight catering operations. The Energy segment income from operations was $4,700,000 higher primarily reflecting increased activities at several Waste-to-Energy facilities. This increase was partially offset by lower income in the Independent Power group due to increased development costs and lower activity in the consulting and engineering income in the Environmental group; Other segment income decreased $15,500,000 chiefly associated with the businesses sold in 1996 partially offset by the sale in 1997 of the Corporation's 50% equity interest in the Universal Ogden joint venture.

Selling, general and administrative expenses for the six months ended June 30, 1997 was $10,300,000 lower than the comparable period of 1996 chiefly associated with the sale of non-core businesses and Ogden's continuing restructuring activities. Debt service charges for the first six months ended June 30, 1997 were $2,700,000 lower than the comparable period of 1996 due primarily to lower debt outstanding on various facilities caused by maturities and redemptions of bonds.

The Energy segment has three interest rate swap agreements entered into as hedges against interest rate exposure on three series of adjustable rate project debt that resulted in additional debt service costs of $230,000 and $390,000 for the six months ended June 30, 1997 and 1996, respectively.

Equity in net income of investees and joint ventures for the six months ended June 30, 1997 was $270,000 lower than the comparable period of 1996 chiefly associated with the earnings of the Universal Ogden joint venture sold in the first quarter of 1997 partially offset by increased earnings of Aviation's Macau joint venture.

The effective tax rate for the six months ended June 30, 1997 was 43% compared with 42% for the comparable period of 1996.

Interest income for the six months ended June 30, 1997 was $3,600,000 higher than the comparable period of 1996 primarily reflecting interest earned on higher cash and cash equivalents, and notes receivable from the sale of operations as well as increased loans to customers and joint ventures.

Interest expense for the six months ended June 30, 1997 was comparable with the similar period of 1996. Ogden has two interest rate swap agreements covering notional amounts of $100,000,000 and $5,500,000, respectively. The first swap agreement expires on December 16, 1998 and was entered into in order to convert Ogden's fixed rate $100,000,000 9.25% debentures into variable rate debt. The second swap agreement expires November 20, 2000, and was entered into in order to convert Ogden's $5,500,000 variable rate debt to a fixed rate. During the six months ended June 30, 1997 and 1996, Ogden paid $80,000 and $70,000, respectively, on these swap agreements.

Revenues for the three months ended June 30, 1997 were $94,200,000 lower than the comparable period of 1996. The Entertainment segment revenues increased $6,700,000 chiefly associated with increased activity in Florida Leisure operations and the start-up of operations in Germany and Aruba. The Aviation segment revenues were $14,000,000 lower reflecting the closing of a ground services operation in 1996 and the sale of the Miami inflight catering kitchen and certain other ground services operations in the first quarter of 1997, as well as reduced customer activity in the inflight catering operations. The Energy segment revenues were $5,600,000 lower primarily due to reduced activity in the consulting, engineering and remediation businesses of the Environmental group, partially offset by increased revenues in the Waste-to-Energy group chiefly associated with increased activity at several facilities and increased Independent Power revenues primarily reflecting the acquisition of the Edison Bataan facility in August 1996. The Other segment revenues declined $81,200,000 reflecting revenues of businesses sold in 1996 namely Facility operations outside of New York City and the sale of Ogden Professional Services, formerly in the Technology Group. The decrease in revenues was partially offset by the net gain on the sale of these businesses in 1996.

Consolidated operating income for the three months ended June 30, 1997 were $6,700,000 higher than the comparable period of 1996. Entertainment segment income from operations increased $1,800,000 chiefly associated with increased European and South American operations as well as increased activity at several venues. These increases were partially offset by development costs on the "American Wilderness Experience"(TM) project. The Aviation segment income from operations was $12,600,000 higher primarily reflecting the gain on the sale of the Spanish inflight catering operations in 1997 and a loss recorded on the closing of a ground service operation in 1996, partially offset by reduced activity in inflight catering operations. The Energy segment income from operations was $5,600,000 higher primarily reflecting increased activity in the several Waste-to-Energy facilities and the settlement of certain litigation, partially offset by lower Independent Power operating income chiefly associated with increased development costs. Other segment operating income was $15,000,000 lower primarily due to businesses sold in 1996 and 1997 partially offset by the sale of the Corporation's 50% equity interest in the Universal joint venture.

Selling, general and administrative expenses for the three months ended June 30, 1997 were $4,600,000 lower than the comparable period of 1996 chiefly associated with the sale of non-core businesses as well as Ogden's continuing restructuring activities. Debt service charges for the three months ended June 30, 1997 were $1,400,000 lower than the comparable period of 1996 primarily due to lower debt outstanding due to bond redemptions and maturities. The three interest rate swap agreements entered into as hedges against interest rate exposure on a series of adjustable rate project debt resulted in lower debt service of $9,000 in the second quarter of 1997 and increased debt service costs of $160,000 in the comparable period of 1996.

Interest income for the quarter ended June 30, 1997 was $2,300,000 higher than the comparable period of 1996 chiefly associated with interest earned on higher cash and cash equivalents, interest earned on notes receivable in connection with the sale of operations as well as on increased loans to customers and joint ventures.

Interest expense for the quarter ended June 30, 1997 was $1,000,000 higher than the comparable period of 1996 primarily reflecting increased borrowings. During the three months ending June 30, 1997 and 1996, Ogden paid $50,000 and $110,000 on two interest rate swap agreements.

Equity in net income of investees and joint ventures for the three months ended June 30, 1997 was $800,000 lower than the comparable period of 1996 primarily due to the sale of Ogden's 50% interest in Universal Ogden joint venture in the first quarter of 1997 and lower earnings in Independent Power joint ventures, partially offset by increased earnings in Aviation's Macau joint venture.

The effective tax rate for the three months ended June 30, 1997 was 43% compared with 42% for the comparable period of 1996.

Capital Investments and Commitments: During the six months of 1997, capital investments amounted to $46,000,000, of which $13,100,000, inclusive of restricted funds transferred from funds held in trust, was for Energy facilities and $32,900,000 was for normal replacement and growth in Entertainment, Aviation and Energy's operations.

At June 30, 1997, capital commitments amounted to $129,000,000, which included $87,600,000 for normal replacement, modernization, and growth in Entertainment ($63,600,000), Aviation ($7,100,000), Energy ($13,700,000), corporate and other
($3,200,000) operations. Also included was $41,400,000 for Energy's coal-fired power project in The Philippines reflecting $22,000,000 for mandatory equity contributions, $5,700,000 for contingent equity contributions, and $13,700,000 for a standby letter of credit in support of debt service reserve requirements. Funding for the mandatory equity contribution is being provided by a bank credit facility, which must be repaid in December 2001. Ogden also has a contingent equity contribution amounting to approximately $5,000,000 in connection with an Entertainment joint venture. In addition, compliance with standards and guidelines under the Clean Air Act Amendments of 1990 may require further Energy capital expenditures of $30,000,000 during the next four to five years.

During 1994, a subsidiary of Ogden entered into a 30-year facility management contract, pursuant to which it agreed to advance funds to a customer including, if necessary, to assist the customers' refinancing of senior secured debt it incurred in connection with the construction of the facility. To facilitate refinancing this senior secured debt, on April 1, 1997 Ogden purchased all such senior secured debt amounting to approximately $92,000,000. This is included in "long term notes receivables". Funds for this purchase were provided by a bank credit facility due March 26, 2000. This is included in "long term notes payable". Ogden expects that this note receivable will be sold to a third party during 1997, thereby repaying funds it had borrowed and advanced. After such sale, Ogden is expected to retain an obligation to purchase such senior secured debt if the debt is not refinanced prior to March 2000. This obligation is expected to be collateralized by bank letters of credit. In addition, at June 30, 1997, the Corporation has guaranteed indebtedness of $16,100,000 of an affiliate and principal tenant of this customer, which is due in September 1997. Ogden continues as guarantor of surety bonds and letters of credit totaling approximately $14,600,000 on behalf of International Terminal Operating Co. Inc. and has guaranteed borrowings of certain customers amounting to approximately $14,400,000 as well as $10,500,000 of borrowings of joint ventures in which Ogden has an equity interest. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

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

Liquidity/Cash Flow - Net cash provided from operating activities for the six months of 1997 was $63,700,000 higher than the comparable period of 1996 primarily reflecting a decrease of $63,800,000 in accounts receivable principally relating to businesses disposed of and the collection of receivables reflecting the settlement of certain litigations, a decrease of $26,600,000 as inventory requirements have leveled off and a decrease of $21,600,000 in Other assets reflecting decreased spending for contract acquisition costs, insurance and spare parts at various Energy facilities partially offset by a net decrease of $35,400,000 in accounts payable and accrued expenses. Net cash used in investing activities increased $190,300,000 primarily reflecting a net increase in loans to customers of $91,800,000 and investments in joint ventures of $26,700,000, increased capital expenditures of $19,200,000 primarily in the Energy and Entertainment segments, and a reduction in proceeds from the sale of businesses of $47,000,000. Net cash provided by financing activities increased $123,700,000 reflecting an increase in new debt of $123,400,000 primarily reflecting bank financing for a loan to a customer and Energy's investment in the Quezon joint venture.

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

At June 30, 1997, the Corporation had $165,300,000 in cash and cash equivalents and unused revolving credit lines of $214,100,000.

Subsequent Event - On July 31, 1997, Ogden sold its Facility Services operations in New York City completing the disposition of Ogden's Facility Services Operations.

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

         In connection with certain previously divested operations, the Company may be identified, along with other entities, as being among potentially responsible parties responsible for contribution for costs associated with the correction and remediation of environmental conditions at various hazardous waste disposal sites subject to CERCLA. In certain liability for remedial action or damages. The Company's ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and its contractual arrangement with the purchaser of such operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of Ogden Corporation was held on May 22, 1997.

         (b) Not Required

         (c) (i)  Proposal 1: Election of five directors for a three year term.

                          Votes For               Votes Withheld
                          ---------               --------------

David M. Abshire          42,362,804                2,549,833
Norman G. Einspruch       42,460,789                2,451,848
Attallah Kappas           42,372,900                2,539,737
Homer A. Neal             42,459,701                2,452,936
Stanford S. Penner        42,354,183                2,558,454

            (ii) Proposal 2: Ratification of the selection of Deloitte & Touche LLP as independent public accountants of the corporation and its subsidiaries for the year 1997:

         For              Against          Abstain            Broker Non-Vote
         ---              -------          -------            ---------------

         44,645,183       140,463         199,404                  - 0 -

            (iii) Proposal 3: Stockholder proposal requesting the Board of
                  Directors take the steps necessary to provide that new Directors be elected annually and not by classes:

         For              Against          Abstain            Broker Non-Vote
         ---              -------          -------            ---------------

         22,826,475       14,444,425        886,305           6,850,423

            (iv) Proposal 4: Stockholder proposal requesting the Board of Directors take steps necessary to require all non-employee directors receive a minimum of 50% of their total compensation in the form of Ogden stock which cannot be sold for three years:

         For              Against          Abstain            Broker Non-Vote
         ---              -------          -------            ---------------

         10,344,130       26,870,917        919,580           6,850,423

            (v) Proposal 5: Stockholder proposal requesting the Board of Directors to immediately engage an investment banker to explore all alternatives to enhance the value o the Company:

         For              Against          Abstain            Broker Non-Vote
         ---              -------          -------            ---------------

         11,165,401       26,082,921        886,305           6,850,423

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

                  3.2   Ogden's By-Laws, as amended through May 22, 1997.

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

                  10    Material Contracts

                  10.1  (i) Ogden $200 million Credit Agreement by and among
                            Ogden, The Bank of New York, as Agent and the signatory Lenders thereto dated as of June 30, 1997.

                  10.2 Rights Agreement between Ogden Corporation and Manufacturers Hanover Trust Company, dated as of September 20, 1990.*.

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

                        (w)   Ogden Corporation CEO Formula Bonus Plan.*

                        (x) Form of amendments to the Ogden Projects, Inc. Pension Plan and Profit Sharing Plans effective as of January 1, 1994.*

                              (i)  Form of amended Ogden Projects Profit
                                   Sharing Plan effective as of January 1,
                                   1994.*

                             (ii) Form of amended Ogden Projects Pension Plan, effective as of January 1, 1994.*

                        (y) Termination Letter Agreement between Ogden and C.G. Caras, dated April 30, 1996.*

                  10.4 First Amended and Restated Ogden Corporation Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Mission Funding Zeta and Pitney Bowes Credit Corporation.*

                  10.5 Ogden Corporation Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Allstate Insurance Company and Ogden Martin Systems of Huntington Resource Recovery Nine Corp.*

                  10.6 $95 million Term Loan and Letter of Credit and Reimbursement Agreement, dated March 26, 1997 among Ogden as Borrower, the lender banks named therein and the Deutsche Bank A.G., New York Branch as Agent and lender.*

                  11    Detail of Computation of Earnings applicable to Common
                        Stock.

                  27    Financial Data Schedule (EDGAR Filing Only).

*     Incorporated by reference as set forth in the Exhibit Index of this Form
      10-Q.

            (b)   Reports on Form 8-K

                  There were no Form 8-K Current Reports filed during the Second Quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

                                            OGDEN CORPORATION
                                            (Registrant)


Date: August 14, 1997                       By:/s/ Philip G. Husby
                                               -------------------
                                                  Philip G. Husby
                                                  Senior Vice President
                                                  and Chief Financial
                                                  Officer


Date: August 14, 1997                       By:/s/ Robert M. DiGia
                                               -------------------
                                                  Robert M. DiGia
                                                  Vice President,
                                                  Controller and Chief
                                                  Accounting Officer

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

   3.2   Ogden By-Laws as amended through     Transmitted herewith as Exhibit
         May 22, 1997.                        3.2.

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

   10    Material Contracts

   10.1  (i)  Ogden $200 million Credit       Transmitted herewith as
              Agreement by and among          Exhibit 10.1(i).
              Ogden, The Bank of New
              York, as Agent and the
              signatory Lenders thereto
              dated as of June 30, 1997.

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

   10.6  $95 million Term Loan and Letter     Filed as Exhibit 10.6 to
         of Credit and Reimbursement          Ogden's Form 10-Q for the
         Agreement, dated March 26, 1997      quarter ended March 31, 1997 and
         among Ogden as Borrower, the         incorporated herein by reference.
         lender banks named therein and
         the Deutsche Bank A.G., New York
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