Form 10-Q
period 1997-09-30
OGDEN CORP
filed 1997-11-14
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ________________

            Commission file number 1-3122

                                Ogden Corporation
             ------------------------------------------------------
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

                                 (212)-868-6100
                    ----------------------------------------
                    (Registrant's telephone number including
                                   area code)

                                 Not Applicable
                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|        No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997; 50,203,116 shares of Common Stock, $.50 par value per share.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  FOR THE NINE MONTHS      FOR THE THREE MONTHS
                                         ENDED                     ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                               ------------------------    --------------------
                                   1997          1996        1997        1996
                               ----------    ----------    --------    --------
                               (In Thousands of Dollars, Except per Share Data)

Service revenues               $  860,507    $1,073,418    $286,213    $314,338
Net sales                         454,069       477,637     169,309     184,899
Construction revenues                             3,344                   1,404
Net gain on disposition of
 businesses                        26,969        13,013       7,055
                               ----------    ----------    --------    --------
Total revenues                  1,341,545     1,567,412     462,577     500,641
                               ----------    ----------    --------    --------
Operating costs and expenses      644,340       859,297     203,397     232,574
Costs of goods sold               432,123       443,543     164,052     176,572
Construction costs                                2,188                     384
Selling, administrative and
 general expenses                  83,708        92,449      26,072      27,209
Debt service charges               79,348        83,339      26,441      27,769
                               ----------    ----------    --------    --------
   Total costs and expenses     1,239,519     1,480,816     419,962     464,508
                               ----------    ----------    --------    --------

Consolidated operating income     102,026        86,596      42,615      36,133
Equity in net income of
 investees and joint ventures       1,791         3,112         834       1,886
Interest income                    16,852        10,707       6,218       3,635
Interest expense                  (23,325)      (22,426)     (8,160)     (7,327)
Other income (deductions)-net        (453)          238         (47)         13
                               ----------    ----------    --------    --------

Income before income taxes
and minority interests             96,891        78,227      41,460      34,340
Less: income taxes                 40,210        32,855      16,375      14,422
      minority interests            1,290        (1,192)        480        (470)
                               ----------    ----------    --------    --------
Net income                     $   55,391    $   46,564    $ 24,605    $ 20,388
                               ==========    ==========    ========    ========

EARNINGS PER COMMON SHARE      $     1.11    $      .94    $    .49    $    .41
                               ==========    ==========    ========    ========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1997           1996
                                                     -----------    -----------
                                                      (In Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents                            $   200,234    $   140,824
Restricted funds held in trust                           114,277        101,326
Receivables (less allowances: 1997,
$22,579 and 1996, $38,275)                               404,291        503,424
Inventories                                               43,039         56,566
Deferred income taxes                                     31,434         31,434
Other                                                     59,164         52,598
                                                     -----------    -----------
  Total current assets                                   852,439        886,172
Property, plant and equipment-net                      1,867,612      1,851,304
Restricted funds held in trust                           216,557        209,485
Unbilled service and other receivables
(less allowances: 1997, $4,000 and 1996, $6,000)         323,546        218,422
Unamortized contract acquisition costs                   138,054        138,777
Goodwill and other intangible assets                      75,077         81,555
Other assets                                             232,769        211,817
                                                     -----------    -----------
TOTAL ASSETS                                         $ 3,706,054    $ 3,597,532
                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt                    $    23,292    $     3,560
Current portion of project debt                           69,921         60,966
Dividends payable                                         15,652         15,547
Accounts payable                                         116,514        104,978
Federal and foreign income taxes payable                                  7,648
Accrued expenses, etc                                    265,623        302,597
Deferred income                                           47,321         46,228
                                                     -----------    -----------
  Total current liabilities                              538,323        541,524
Long-term debt                                           430,066        309,377
Project debt                                           1,462,351      1,500,690
Deferred income taxes                                    344,812        325,925
Other liabilities                                        215,821        212,538
Minority interests                                         4,823          7,903
Convertible subordinated debentures                      148,650        148,650
                                                     -----------    -----------
  Total Liabilities                                    3,144,846      3,046,607
                                                     -----------    -----------
Shareholders' Equity:
Serial cumulative convertible preferred
stock, par value $1.00 per share;
authorized 4,000,000 shares; shares
outstanding: 45,622 in 1997 and 47,689
in 1996, net of treasury shares of
29,820 in 1997 and 1996, respectively                         45             48
Common stock, par value $.50 per share;
authorized, 80,000,000 shares; shares
outstanding: 50,203,116 in 1997 and
49,744,527 in 1996, net of treasury
shares of 3,222,623 and 3,606,123 in
1997 and 1996, respectively                               25,102         24,872
Capital surplus                                          209,804        202,162
Earned surplus                                           338,708        330,302
Cumulative translation adjustment-net                    (11,264)        (5,768)
Pension liability adjustment                                (565)          (565)
Net unrealized loss on securities
available for sale                                          (622)          (126)
                                                     -----------    -----------
  Total Shareholders' Equity                             561,208        550,925
                                                     -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 3,706,054    $ 3,597,532
                                                     ===========    ===========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                       FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ---------
                                                       (In Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  55,391     $  46,564
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation and amortization                              79,825        88,219
Deferred income taxes                                      17,704        19,056
Other                                                     (18,776)       (8,165)
Management of Operating Assets and Liabilities:
Decrease (increase) in Assets:
Receivables                                               100,385        58,768
Inventory                                                   9,923       (30,314)
Other assets                                               (1,733)       (5,444)
Increase (Decrease) in Liabilities:
Accounts payable                                           14,862         3,401
Accrued expenses                                          (54,417)       12,106
Other income                                               (1,193)        2,523
Other liabilities                                         (14,425)      (24,902)
                                                        ---------     ---------
 Net cash provided by operating
  activities                                              187,546       161,812
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Entities purchased, net of cash acquired                  (20,000)      (16,818)
Proceeds from sale of marketable securities
 available for sale                                                      13,158
Proceeds from sale of businesses                           57,680        90,946
Proceeds from sale of property, plant
 and equipment                                              4,137         5,650
Investments in Energy facilities                          (21,550)      (10,278)
Other capital expenditures                                (52,967)      (31,979)
Decrease (increase) in other receivables                  (99,815)       11,378
Distributions from investees and joint ventures            43,975
Increase in investment in investees and joint
 ventures                                                 (39,522)      (11,150)
                                                        ---------     ---------
 Net cash provided by (used in) investing
  activities                                             (128,062)       50,907
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for Energy facilities                                        112,911
Other new debt                                            140,564         6,353
Increase in funds held in trust                           (20,014)      (18,502)
Payment of debt                                           (77,528)     (190,137)
Dividends paid                                            (46,880)      (46,452)
Proceeds from exercise of stock options                     7,869         3,118
Other                                                      (4,085)         (111)
                                                        ---------     ---------

 Net cash used in financing activities                        (74)     (132,820)
                                                        ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  59,410        79,899
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          140,824        96,782

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 200,234     $ 176,681
                                                        =========     =========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               Nine Months Ended              Year Ended
                                              September 30, 1997          December 31, 1996
                                           Shares          Amounts     Shares          Amounts
                                           -----------------------     -----------------------
                                           (In Thousands of Dollars, Except Per Share Amounts)
Serial Cumulative Convertible Preferred
Stock, Par Value $1.00 Per Share;
Authorized 4,000,000 Shares:
Balance at beginning of period                 77,509          $78         79,289          $80
Shares converted into common stock             (2,869)          (3)        (1,780)          (2)
                                           -----------------------     -----------------------
Total                                          74,640           75         77,509           78
Treasury shares                               (29,820)         (30)       (29,820)         (30)
                                           -----------------------     -----------------------
Balance at end of period (aggregate
 involuntary liquidation value - 1997
 $903,123)aaaaa                                44,820           45         47,689           48
                                           -----------------------     -----------------------

Common Stock, Par Value $.50 Per Share;
Authorized, 80,000,000 Shares:
Balance at beginning of period             53,350,650       26,675     53,202,904       26,602
Exercise of stock options, less common
 stock utilized                                57,960           29        137,134           68
Conversion of preferred shares                 17,129            9         10,612            5
                                           -----------------------     -----------------------
Total                                      53,425,739       26,713     53,350,650       26,675
                                           -----------------------     -----------------------
Treasury shares at beginning of period      3,606,123        1,803      3,735,123        1,868
Exercise of stock options                    (383,500)        (192)      (129,000)         (65)
                                           -----------------------     -----------------------
Treasury shares at end of period            3,222,623        1,611      3,606,123        1,803
                                           -----------------------     -----------------------

Balance at end of period                   50,203,116       25,102     49,744,527       24,872
                                           -----------------------     -----------------------

Capital Surplus:
Balance at beginning of period                             202,162                     197,921
Exercise of stock options, less common
 stock utilized                                              7,648                       4,244
Conversion of preferred shares                                  (6)                         (3)
                                                         ---------                   ----------

Balance at end of period                                   209,804                     202,162
                                                         ---------                   ----------

Earned Surplus:
Balance at beginning of period                             330,302                     328,047
Net income                                                  55,391                      64,534
                                                         ---------                   ----------
Total                                                      385,693                     392,581
                                                         ---------                   ----------
Preferred dividends-per share 1997,
$2.5128, 1996, $3.35                                           115                         161
Common dividends-per share 1997, $.9375
 1996, $1.25                                                46,870                      62,118
                                                         ---------                   ----------
Total dividends                                             46,985                      62,279
                                                         ---------                   ----------
Balance at end of period                                   338,708                     330,302
                                                         ---------                   ----------

Cumulative Translation Adjustment-Net                      (11,264)                     (5,768)
                                                         ---------                   ----------
Pension Liability Adjustment                                  (565)                       (565)
                                                         ---------                   ----------
Net Unrealized Loss on Securities
 Available For Sale                                           (622)                       (126)
                                                         ---------                   ----------

CONSOLIDATED SHAREHOLDERS' EQUITY                        $ 561,208                   $ 550,925
                                                         =========                   ==========

                       OGDEN CORPORATION AND SUBSIDIARIES
                               SEPTEMBER 30, 1997

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In the first quarter of 1997, Ogden elected to change the reporting of its Business Segments as of January 1 and restated its 1996 presentation to conform to this revised Segment reporting. Two of Ogden's core businesses formerly reported as part of the Services segment - Entertainment and Aviation - have been designated as separate business segments. All other operations formerly in the Services segment, mainly the Facility Management and Technology groups were transferred to the Other segment except the Facility Management operations at Ogden's Waste-to-Energy plants and its Environmental business which have been transferred to the Energy Segment. Non-core businesses scheduled for disposition are included in an Other group.

Revenues and income from operations (expressed in thousands of dollars) by segment for the nine months and the three months ended September 30, 1997 and 1996 were as follows:

Operations:

Information Concerning
Business Segments                    Nine Months Ended            Three Months Ended
                                       September 30,                 September 30,
                                        1997           1996         1997         1996
                                 -----------    -----------    ---------    ---------
Revenues:
Entertainment                    $   329,775    $   306,340    $ 144,801    $ 131,376
Aviation                             288,503        325,527       93,955      114,814
Energy                               516,725        525,586      174,916      179,704
Other                                206,542        409,959       48,905       74,747
                                 -----------    -----------    ---------    ---------

Total Revenues                   $ 1,341,545    $ 1,567,412    $ 462,577    $ 500,641
                                 ===========    ===========    =========    =========
Income (Loss) from Operations:
Entertainment                    $    24,592    $    19,257    $  14,106    $  10,068
Aviation                              26,013         12,648        9,464       12,527
Energy                                66,456         57,404       28,325       23,953
Other                                    584         15,678       (4,323)      (4,697)
                                 -----------    -----------    ---------    ---------

Total Income from Operations         117,645        104,987       47,572       41,851

Equity in net income (loss) of
  investees and joint ventures:
Entertainment                         (1,285)          (771)        (390)          51
Aviation                               2,301            639          782          318
Energy                                   642            729          442          743
Other                                    133          2,515            0          774
                                 -----------    -----------    ---------    ---------

Total                                119,436        108,099       48,406       43,737
Corporate unallocated
  expenses-net                       (16,072)       (18,153)      (5,004)      (5,705)
Corporate interest-net                (6,473)       (11,719)      (1,942)      (3,692)
                                 -----------    -----------    ---------    ---------

Income Before Income Taxes and
  Minority Interest              $    96,891    $    78,227    $  41,460    $  34,340
                                 ===========    ===========    =========    =========

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

The operations of Ogden's Energy segment are conducted by Ogden Energy Group, Inc. through four principal business groups: independent power, waste-to-energy, water and waste water and environmental consulting and engineering (collectively "Energy"). On September 30, 1997, Ogden Energy completed the acquisition of Pacific Energy at a cost of $70,000,000 in cash and notes.

Operations:

Revenues for the first nine months of 1997 were $225,900,000 lower than the comparable period of 1996. The Entertainment segment revenues increased $23,400,000 chiefly associated with the acquisition of Florida Leisure in 1996, new accounts and the start-up of operations in Germany and Aruba. The Aviation segment revenues were $37,000,000 lower reflecting reduced activity in inflight catering and ground services operations resulting from the sale of the Miami and Spanish inflight catering businesses and certain ground services operations, partially offset by the gains on the sale of such operations in the nine months ended September 30, 1997. The Energy segment revenues were $8,900,000 lower primarily due to reduced activity in the consulting and engineering groups, partially offset by increased customer activity at several Waste-to-Energy facilities and in the Independent Power group primarily reflecting commencement of operations at the Edison Bataan facility and increased activity at one other facility. Other segment revenues declined $203,400,000 reflecting revenues of businesses sold during 1996, namely; Facility operations outside of New York City; and the sale of W. J. Schafer Associates and Ogden Professional Services, formerly the Technology group, which were sold in June 1996, and the Facility operations in New York City sold in July 1997, which reductions in revenues were partially offset by the gain on such sales as well as the gain on the sale of the Corporation's 50% equity investment in the Universal Ogden joint venture.

Consolidated operating income for the nine months ended September 30, 1997 was $15,400,000 higher than the comparable period of 1996. The Entertainment segment income from operations was $5,300,000 higher than the comparable period of 1996 primarily reflecting increased activity in European and South America operations, and several sports and amphitheater venues partially offset by development costs associated with the "American Wilderness Experience"(TM) project. The Aviation segment income from operations increased $13,400,000 chiefly associated with the sale of the Miami and Spanish inflight catering operations and certain ground services operations in 1997 and a charge in 1996 reflecting the decision to close a ground service location, which were partially offset by reduced activity in European operations. The Energy segment income from operations was $9,100,000 higher primarily reflecting increased activities at several Waste-to-Energy facilities. This increase was partially offset by lower income in the Independent Power group due to increased development costs and lower activity in consulting and engineering in the Environmental group. The Other segment income decreased $15,100,000 chiefly associated with the businesses sold in 1996, the sale of Charlotte operations and a provision for the disposition of certain remaining operations of Atlantic Design, a contract manufacturing business, partially offset by the gain on sales in 1997 of Facility operations in New York City and the Corporation's 50% equity interest in the Universal Ogden joint venture.

Selling, general and administrative expenses for the nine months ended September 30, 1997 were $8,700,000 lower than the comparable period of 1996 chiefly associated with the sale of non-core businesses and Ogden's continuing restructuring activities. Debt service charges for the nine months ended September 30, 1997 were $4,000,000 lower than the comparable period of 1996 due primarily to lower debt outstanding on various facilities caused by maturities and redemptions of bonds.

The Energy segment has three interest rate swap agreements entered into as hedges against interest rate exposure on three series of adjustable rate project debt that resulted in additional debt service costs of $328,000 and $572,000 for the nine months ended September 30, 1997 and 1996, respectively.

Equity in net income of investees and joint ventures for the nine months ended September 30, 1997 was $1,300,000 lower than the comparable period of 1996 chiefly associated with the sale of the 50% equity interest in the Universal Ogden joint venture in the first quarter of 1997 partially offset by increased earnings of Aviation's Macau joint venture.

Interest income for the nine months ended September 30, 1997 was $6,100,000 higher than the comparable period of 1996 chiefly associated with interest earned on increased loans to customers and joint ventures, on notes receivable received in connection with the sales of various operations as well as higher cash and cash equivalents.

Interest expense for the nine months ended September 30, 1997 was $900,000 higher than the comparable period of 1996 primarily due to borrowings relating to loans to customers partially offset by lower borrowings on revolving credit lines. Ogden has two interest rate swap agreements covering notional amounts of $100,000,000 and $5,100,000, respectively. The first swap agreement expires on December 16, 1998 and was entered into in order to convert Ogden's fixed rate $100,000,000 9.25% debentures into variable rate debt. The second swap agreement expires November 20, 2000, and was entered into in order to convert Ogden's $5,100,000 variable rate debt to a fixed rate. During the nine months ended September 30, 1997 and 1996, Ogden paid $133,000 and $110,000, respectively, on these swap agreements.

The effective tax rate for the nine months ended September 30, 1997 was 41.5% compared with 42% for the comparable period of 1996.

Revenues for the three months ended September 30, 1997 were $38,100,000 lower than the comparable period of 1996. The Entertainment segment revenues increased $13,400,000 chiefly associated with increased customer activity in sports and amphitheater venues, overseas operations and new accounts. The Aviation segment revenues were $20,900,000 lower primarily reflecting the sale of several inflight catering kitchens and certain ground services operations. The Energy segment revenues were $4,800,000 lower primarily due to reduced activity in the consulting, engineering and remediation businesses of the Environmental group, partially offset by increased Independent Power revenues primarily reflecting the acquisition of the Edison Bataan facility in August 1996. The Other segment revenues were $25,800,000 lower primarily reflecting the sale of Facility operations in New York City, reduced activity at Atlantic Design, a contract manufacturing business, partially offset by the net gain on the sale of the New York facility operations and on the Charlotte operations of Atlantic Design.

Consolidated operating income for the three months ended September 30, 1997 were $6,500,000 higher than the comparable period of 1996. The Entertainment segment income from operations increased $4,000,000 chiefly associated with increased activity at sports venues and overseas operations partially offset by development costs on the "American Wilderness Experience"(TM) project. Aviation segment income from operations was $3,100,000 lower primarily reflecting the gain on the sale of JFK ground handling service operations in 1996, partially offset by increased fueling and ground services operations in 1997. The Energy segment income from operations was $4,400,000 higher primarily reflecting increased activity in several waste-to-energy facilities and Independent Power operations, partially offset by lower income in the consulting, engineering and remediation groups. The Other segment operating income was $400,000 higher chiefly associated with the gain on the sale of New York Facility operations in July 1997, offset by a loss on the sale of the Charlotte operations, and a provision for the disposition of certain of the remaining operations of Atlantic Design, a contract manufacturing business.

Selling, General and Administrative expenses for the three months ended September 30, 1997 were $1,100,000 lower than the comparable period of 1996 chiefly associated with the sale of New York Facility operations as well as Ogden's continuing restructuring activities.

Debt service charges for the three months ended September 30, 1997 were $1,300,000 lower than the comparable period of 1996 primarily due to lower debt outstanding due to bond redemptions and maturities. The three interest rate swap agreements entered into as hedges against interest rate exposure on a series of adjustable rate project debt resulted in additional debt service of $98,000 and $185,000 for the three months ended September 30, 1997 and 1996, respectively.

Equity in net income of investees and joint ventures for the three months ended September 30, 1997 was $1,100,000 lower than the comparable period of 1996 primarily due to the sale of Ogden's 50% interest in Universal Ogden joint venture in the first quarter of 1997 and lower earnings in Independent Power and Entertainment joint ventures, partially offset by increased earnings in Aviation's Macau joint venture.

Interest income for the quarter ended September 30, 1997 was $2,600,000 higher than the comparable period of 1996 chiefly associated with interest earned on increased loans to customers as well as higher cash and cash equivalents.

Interest expense for the quarter ended September 30, 1997 was $800,000 higher than the comparable period of 1996 primarily reflecting increased borrowings. During the three months ending September 30, 1997 and 1996, Ogden paid $53,000 and $38,000 on two interest rate swap agreements.

The effective tax rate for the three months ended September 30, 1997 was 39.5% compared with 42% for the comparable period of 1996, primarily reflecting a reduction in net permanent differences between book and taxable income.

Capital Investments and Commitments: During the first nine months of 1997, capital investments amounted to $74,600,000, of which $21,600,000, inclusive of restricted funds transferred from funds held in trust, was for Energy facilities and $53,000,000 was for normal replacement and growth in Entertainment, Aviation and Energy's operations.

At September 30, 1997, capital commitments amounted to $166,400,000, which included $87,400,000 for normal replacement, modernization, and growth in Entertainment ($62,500,000), Aviation ($7,100,000), Energy ($16,800,000),
corporate and other ($1,000,000) operations. Also included was $79,000,000 for Energy's coal-fired power project in The Philippines reflecting $59,600,000 for mandatory equity contributions, $5,700,000 for contingent equity contributions, and $13,700,000 for a standby letter of credit in support of debt service reserve requirements. Funding for the mandatory equity contribution is being provided by a bank credit facility, which must be repaid in December 2001. Ogden also has a contingent equity contribution amounting to approximately $5,000,000 in connection with an Entertainment joint venture. In addition, compliance with standards and guidelines under the Clean Air Act Amendments of 1990 may require further Energy capital expenditures of $40,000,000 through December 2000 subject to the final time schedules determined by the individual states in which the Company's waste-to-energy facilities are located.

During 1994, a subsidiary of Ogden entered into a 30-year facility management contract, pursuant to which it agreed to advance funds to a customer including, if necessary, to assist the customers' refinancing of senior secured debt it incurred in connection with the construction of the facility. To facilitate refinancing this senior secured debt, on April 1, 1997 Ogden purchased all such senior secured debt amounting to approximately $95,000,000. This is included in "long term notes receivables". Funds for this purchase were provided by a bank credit facility due March 26, 2000. This is included in "long term notes payable". Ogden expects that this note receivable will be sold to a third party during 1997, thereby repaying funds it had borrowed. After such sale, Ogden is expected to retain an obligation to purchase the customer's senior secured debt if the debt is not refinanced prior to March 2000. This obligation is expected to be collateralized by bank letters of credit. In addition, at September 30, 1997, the Corporation has guaranteed indebtedness of $16,100,000 of an affiliate and principal tenant of this customer, which was due in September 1997. This indebtedness is in process of restructuring and the maturity is expected to be extended to September 30, 1998. Ogden has also guaranteed borrowings of a customer amounting to approximately $14,400,000 as well as another $10,500,000 of borrowings of joint ventures in which Ogden has an equity interest. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

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

Liquidity/Cash Flow - Net cash provided from operating activities for the nine months of 1997 was $25,700,000 higher than the comparable period of 1996 primarily reflecting a decrease of $41,600,000 in accounts receivable principally relating to businesses disposed of and the collection of receivables reflecting the settlement of certain matters in dispute, a decrease of $40,200,000 in inventories reflecting the sale of the Charlotte operations of Atlantic Design and the leveling off of other inventory requirements partially offset by a net decrease of $55,100,000 in accounts payable and accrued expenses. Net cash used in investing activities increased $179,000,000 primarily reflecting an increase in loans to customers of $111,200,000, increased capital expenditures of $32,300,000 primarily in the Energy and Entertainment segments and a reduction in the proceeds from the sale of businesses of $33,300,000 partially offset by a net decrease of $15,600,000 in investment in investees and joint ventures chiefly associated with the return of a portion of the investment in the Quezon joint venture in excess of amounts contributed to this project in 1997 as well as lower investments in other ventures. Net cash used in financing activities decreased $132,700,000 reflecting an increase in new debt of $134,200,000 primarily reflecting bank financing to purchase senior secured debt of a customer and mandatory equity contributions for Energy's Quezon joint venture in the Philippines.

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

At September 30, 1997, the Corporation had $200,234,000 in cash and cash equivalents and unused revolving credit lines of $214,000,000.

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

(a) Environmental Matters

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

            3.2   Ogden's By-Laws, as amended through May 22, 1997.*

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

            10    Material Contracts

            10.1  (i)   Ogden $200 million Credit Agreement by and among Ogden,
                        The Bank of New York, as Agent and the signatory Lenders thereto dated as of June 30, 1997.*

            10.2 Rights Agreement between Ogden Corporation and Manufacturers Hanover Trust Company, dated as of September 20, 1990.*.

            10.3  Executive Compensation Plans and Agreements.

                  (a)   Ogden Corporation 1990 Stock Option Plan.*

                        (i) Ogden Corporation 1990 Stock Option Plan as Amended and Restated as of January 19, 1994.*

                  (b)   Ogden Services Corporation Executive Pension Plan.*

                  (c)   Ogden Services Corporation Select Savings Plan.*

                        (i) Ogden Services Corporation Select Savings Plan Amendment and Restatement as of January 1, 1995.*

                  (d)   Ogden Services Corporation Select Savings Plan Trust.*

                        (i) Ogden Services Corporation Select Savings Plan Trust Amendment and

                              Restatement as of January 1, 1995.*

                  (e)   Ogden Services Corporation Executive Pension Plan
                        Trust.*

                  (f) Changes effected to the Ogden Profit Sharing Plan effective January 1, 1990.*

                  (g) Employment Letter Agreement between Ogden and an executive officer dated January 30, 1990.*

                  (h) Employment Agreement between R. Richard Ablon and Ogden dated as of May 24, 1990.*

                        (i) Letter Amendment to Employment Agreement between Ogden Corporation and R. Richard Ablon, dated as of October 11, 1991.*

                  (i) Employment Agreement between Ogden and Philip G. Husby, dated as of July 2, 1990.*

                  (j) Letter Agreement between Ogden Corporation and Ogden's Chairman of the Board, dated as of January 16, 1992.*

                  (k) Employment Agreement between Ogden Corporation and Ogden's Chief Accounting Officer dated as of December 18, 1991.*

                  (l) Employment Agreement between Scott G. Mackin and Ogden Projects, Inc. dated as of January 1, 1994.*

                  (m)   Ogden Corporation Profit Sharing Plan.*

                        (i) Ogden Profit Sharing Plan as amended and restated January 1, 1991 and as in effect through January 1, 1993.*

                        (ii) Ogden Profit Sharing Plan as amended and restated effective as of January 1, 1995.*

                  (n)   Ogden Corporation Core Executive Benefit Program.*

                  (o)   Ogden Projects Pension Plan.*

                  (p)   Ogden Projects Profit Sharing Plan.*

                  (q) Ogden Projects Supplemental Pension and Profit Sharing Plans.*

                  (r)   Ogden Projects Core Executive Benefit Program.*

                  (s)   Ogden Corporation CEO Formula Bonus Plan.*

                  (t) Form of amendments to the Ogden Projects, Inc. Pension Plan and Profit Sharing Plans effective as of January 1, 1994.*

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

      (b)   Reports on Form 8-K

            There were no Form 8-K Current Reports filed during the Third Quarter of 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

                                            OGDEN CORPORATION
                                            (Registrant)


Date: November 12, 1997                     By: /s/ Philip G. Husby
                                                ------------------------
                                                Philip G. Husby
                                                Senior Vice President
                                                and Chief Financial
                                                Officer


Date: November 12, 1997                     By: /s/ Robert M. DiGia
                                                ------------------------
                                                Robert M. DiGia
                                                Vice President,
                                                Controller and Chief
                                                Accounting Officer

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

   3.2   Ogden By-Laws as amended through     Filed as Exhibit 3.2 to Ogden's
         May 22, 1997.                        Form 10-Q for the quarterly period
                                              ended June 30, 1997 and incor-
                                              porated herein by reference.

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

   10    Material Contracts

   10.1  (i) Ogden $200 million Credit        Filed as Exhibit 10.1(i)to
             Agreement by and among           Ogden's Form 10-Q for the
             Ogden, The Bank of New           quarterly period ended June
             York, as Agent and the           30, 1997 and incorporated
             signatory Lenders thereto        herein by reference.
             dated as of June 30, 1997.

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

   10.3  Executive Compensation Plans and
         Agreements.

         (a) Ogden Corporation 1990           Filed as Exhibit (10)(j) to
             Stock Option Plan.               Ogden's Form 10-K for the
                                              fiscal year ended December 31,
                                              1990 and incorporated herein
                                              by reference.

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

         (b) Ogden Services Corporation       Filed as Exhibit (10)(k) to
             Executive Pension Plan.          Ogden's Form 10-K for the
                                              fiscal year ended December 31,
                                              1990 and incorporated herein
                                              by reference.

EXHIBIT
  NO.    DESCRIPTION OF DOCUMENT              FILING INFORMATION
-------  -----------------------              ------------------

         (c) Ogden Services Corporation       Filed as Exhibit (10)(l) to
             Select Savings Plan.             Ogden's Form 10-K for the
                                              fiscal year ended December 31,
                                              1990 and incorporated herein
                                              by reference.

             (i) Ogden Services Corporation   Filed as Exhibit 10.7(d)(i) to
                 Select Savings Plan          Ogden's Form 10-K for the
                 Amendment and Restatement    fiscal year ended December 31,
                 as of January 1, 1995.       1994 and incorporated herein by
                                              reference.

         (d) Ogden Services Corporation       Filed as Exhibit (10)(m) to
             Select Savings Plan Trust.       Ogden's Form 10-K for the
                                              fiscal year ended December 31,
                                              1990 and incorporated herein
                                              by reference.

             (i) Ogden Services Corporation   Filed as Exhibit 10.7(e)(i) to
                 Select Savings Plan Trust    Ogden's Form 10-K for the fiscal
                 Amendment and Restatement    fiscal year ended December 31,
                 as of January 1, 1995.       1994 and incorporated herein by
                                              reference.

         (e) Ogden Services Corporation       Filed as Exhibit (10)(n) to
             Executive Pension Plan Trust.    Ogden's Form 10-K for the
                                              fiscal year ended December 31,
                                              1990 and incorporated herein
                                              by reference.

         (f) Changes effected to the Ogden    Filed as Exhibit (10)(o) to
             Profit Sharing Plan effective    Ogden's Form 10-K for the
             January 1, 1990.                 fiscal year ended December 31,
                                              1990 and incorporated herein
                                              by reference.

         (g) Employment Letter Agreement      Filed as Exhibit (10)(p) to
             between Ogden and an executive   Ogden's Form 10-K for the
             officer dated January 30, 1990.  fiscal year ended December 31,
                                              1990 and incorporated herein
                                              by reference.

         (h) Employment Agreement between     Filed as Exhibit (10)(r) to
             R. Richard Ablon and Ogden       Ogden's Form 10-K for the
             dated as of May 24, 1990.        fiscal year ended December 31,
                                              1990 and incorporated herein
                                              by reference.

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

EXHIBIT
  NO.    DESCRIPTION OF DOCUMENT              FILING INFORMATION
-------  -----------------------              ------------------

         (i) Employment Agreement between     Filed as Exhibit (10)(t) to
             Ogden and Philip G. Husby,       Ogden's Form 10-K for the
             dated as of July 2, 1990.        fiscal year ended December 31,
                                              1990 and incorporated herein
                                              by reference.

         (j) Letter Agreement between Ogden   Filed as Exhibit 10.2 (p) to
             Corporation and Ogden's          Ogden's Form 10-K for fiscal
             Chairman of the Board, dated     year ended December 31, 1991
             as of January 16, 1992.          and incorporated herein by
                                              reference.

         (k) Employment Agreement between Filed as Exhibit 10.2 (q) to Ogden Corporation and Ogden's Ogden's Form 10-K for fiscal Chief Accounting Officer dated year ended December 31, 1991
             as of December 18, 1991.         and incorporated herein by
                                              reference.

         (l) Employment Agreement between     Filed as Exhibit 10.8(o) to
             Scott G. Mackin and Ogden        Ogden's Form 10-K for fiscal
             Projects, Inc. dated as of       year ended December 31, 1993
             January 1, 1994.                 and incorporated herein by
                                              reference.

         (m) Ogden Corporation Profit         Filed as Exhibit 10.8(p) to
             Sharing Plan.                    Ogden's Form 10-K for fiscal
                                              year ended December 31, 1992
                                              and incorporated herein by
                                              reference.

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

         (n) Ogden Corporation Core           Filed as Exhibit 10.8(q) to
             Executive Benefit Program.       Ogden's Form 10-K for fiscal
                                              year ended December 31, 1992
                                              and incorporated herein by
                                              reference.

         (o) Ogden Projects Pension Plan.     Filed as Exhibit 10.8(r) to
                                              Ogden's Form 10-K for fiscal
                                              year ended December 31, 1992
                                              and incorporated herein by
                                              reference.

EXHIBIT
  NO.    DESCRIPTION OF DOCUMENT              FILING INFORMATION
-------  -----------------------              ------------------

         (p) Ogden Projects Profit Sharing    Filed as Exhibit 10.8(s) to
             Plan.                            Ogden's Form 10-K for fiscal
                                              year ended December 31, 1992
                                              and incorporated herein by
                                              reference.

         (q) Ogden Projects Supplemental      Filed as Exhibit 10.8(t) to
             Pension and Profit Sharing       Ogden's Form 10-K for fiscal
             Plans.                           year ended December 31, 1992
                                              and incorporated herein by
                                              reference.

         (r) Ogden Projects Core Executive    Filed as Exhibit 10.8(v) to
             Benefit Program.                 Ogden's Form 10-K for fiscal
                                              year ended December 31, 1992
                                              and incorporated herein by
                                              reference.

         (s) Ogden Corporation CEO Formula    Filed as Exhibit 10.6(w) to
             Bonus Plan.                      Ogden's Form 10-Q for quarterly
                                              period ended September 30, 1994
                                              and incorporated herein by
                                              reference.

         (t) Form of amendments to the Ogden Filed as Exhibit 10.8(w) to Projects, Inc. Pension Plan and Ogden's Form 10-K for fiscal
             Profit Sharing Plans effective   year ended December 31, 1993
             as of January 1, 1994.           and incorporated herein by
                                              reference.

             (i) Form of amended Ogden        Filed as Exhibit 10.7(w)(i) to
                 Projects Profit Sharing      Ogden's Form 10-K for fiscal
                 Plan effective as of         year ended December 31, 1994
                 January 1, 1994 and          and incorporated herein by
                 incorporated herein by       reference.
                 reference.

             (ii) Form of amended Ogden       Filed as Exhibit 10.7(w)(ii) to
                  Projects Pension Plan,      Ogden's Form 10-K for fiscal
                  effective as of             year ended December 31, 1994
                  January 1, 1994 and         and incorporated herein by
                  incorporated herein         reference.
                  by reference.

   10.4  First Amended and Restated           Filed as Exhibit 10.3 (b) (i)
         Ogden Corporation Guaranty           to Ogden's Form 10-K for
         Agreement made as of January 30,     fiscal year ended December 31,
         1992 by Ogden Corporation for        1991 and incorporated herein
         the benefit of Mission Funding       by reference.
         Zeta and Pitney Bowes Credit
         Corporation.

EXHIBIT
  NO.    DESCRIPTION OF DOCUMENT              FILING INFORMATION
-------  -----------------------              ------------------

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