Form 10-K
period 1997-12-31
OGDEN CORP
filed 1998-03-26
CIK 73902

                                     FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to____________________

Commission File Number 1-3122

                                  OGDEN CORPORATION
--------------------------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

          Delaware                                    13-5549268
-------------------------------                   -------------------
(State or Other Jurisdiction of                    (I.R.S. Employee
Incorporation or Organization)                    Identification No.)

Two Pennsylvania Plaza, New York, N.Y.                   10121
----------------------------------------          -------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number including area code - (212) 868-6100

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
Title of each class                              Which Registered
-------------------                     -----------------------------------

Common Stock, par value                      New York Stock Exchange
$.50 per share

$1.875 Cumulative Convertible
Preferred Stock (Series A)                   New York Stock Exchange



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

YES  X   NO
   -----   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.   [ ]

The aggregate market value of registrant's voting stock, held by non-affiliates based on the New York Stock Exchange closing price as reported in the consolidated transaction reporting system as of the close of business on February 27, 1998 was as follows:

Common Stock, par value $.50  per share      $1,350,616,712

$1.875 Cumulative Convertible
Preferred Stock (Series A)                   $   6,713,487

The number of shares of the registrant's Common Stock outstanding as of February 28, 1998 was 50,453,559 shares.

The following documents are hereby incorporated by reference into this Form
10-K:

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 (Parts II and IV).

(2) Portions of the Registrant's 1998 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).

                                        INDEX

PART I                                                                   PAGE
------                                                                   ----

ITEM 1. BUSINESS                                                         1-27

     Entertainment                                                        1-7
     Aviation                                                            7-10
     Energy                                                             11-27
     Other                                                              27-28


     Other Information                                                  28-36

          Markets, Competition and General Business Conditions          28-29
          Equal Employment Opportunity                                  29-30
          Employee and Labor Relations                                     30
          Environmental Regulatory Laws                                 31-33
          Energy and Water Regulation                                   33-35
          Flow Control                                                  35-36
          Ash Residue                                                      36


ITEM 2. PROPERTIES                                                      37-40


ITEM 3. LEGAL PROCEEDING                                                41-42


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             42-46
        Executive Officers of Ogden

PART II

ITEM 5. MARKET FOR OGDEN'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS                                                                    46


ITEM 6. SELECTED FINANCIAL DATA                                            46


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                  46

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        46

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE                                           47

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OGDEN                         47

ITEM 11. EXECUTIVE COMPENSATION                                            47

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    47

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    47

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K                                                       47-53

                                        PART I

Item 1.   BUSINESS

          Ogden Corporation, a Delaware corporation (hereinafter together with its consolidated subsidiaries referred to as "Ogden" or the "Company"), is a global company engaged in providing a wide range of operations and services through its operating groups within each of its four business segments, Entertainment, Aviation, Energy and Other. The amounts of revenue, operating profit or loss and identifiable assets attributable to each of Ogden's four business segments for each of the last three fiscal years is set forth in footnote 26. Information Concerning Business Segments of Ogden's 1997 Annual Report to Shareholders, certain specified portions of which are incorporated herein by reference.

          The operations and services provided by the Entertainment, Aviation and Energy segments are performed through joint ventures, consortiums, partnerships and wholly-owned subsidiaries within each of the segments. Each segment provides a wide range of services to private and public facilities throughout the United States and many foreign countries. In foreign countries the development, construction, ownership and the providing of services may expose Ogden to potential risks that typically are not involved in such activities in the United States. Each group seeks to manage and mitigate these risks through political and financial analysis of the foreign country; the analysis of key participants in each operation; insurance; participation by international finance institutions; and joint ventures or consortiums with other companies. Payment for services is often made in whole or in part in the domestic currencies of the foreign country and the conversion of such currencies into U.S. dollars may not be assured by a governmental or other creditworthy foreign country agency. In addition, fluctuations in value of such currencies against the U.S. dollar may cause the operation to yield less return than expected. Also, the transfer of earnings and profits in any form beyond the borders of the foreign country may be subject to special taxes or limitations imposed by the laws of the foreign country.

          Some customers of the Entertainment and Aviation segments are billed on a cost-plus or fixed-price basis. Where services are performed on a cost-plus basis, the customer reimburses the appropriate segment for all acceptable reimbursable expenditures made in connection with the job and also pays a management fee, which may be a percentage of the reimbursable expenditures, a specific dollar amount, or a combination of the two. Many contracts in the Aviation group segment be written on a month-to-month basis or provide for a longer or indefinite term but are terminable by either party on notice varying from 30 to 180 days.

ENTERTAINMENT

          Entertainment consists of owned and operated themed attractions as well as providing services to a wide variety of public and private facilities including stadiums, convention and exposition centers, arenas, parks, amphitheaters, and fairgrounds located in the United States, Canada, Germany, Australia, and the United Kingdom. The themed attraction business includes food service and merchandising. In addition, the Entertainment group operates a race track and four off-track betting parlors in Illinois. Also the Entertainment group through its 50% interest in Metropolitan Entertainment Company, Inc., is involved in live theater, concerts, recorded music and video development.

          Entertainment offers its customers a wide range of project-development options, including an operational design review, consultation during construction, assistance with financing arrangements, as well as operations of facilities, usually in return for long-term services and concession contracts. In some cases Ogden guarantees Entertainment's performance of these contracts as well as the financing arrangements.

          Entertainment's American Wilderness, Zoo and Aquarium-TM- ("American Wilderness") is a nature-themed attraction concept which has targeted three sites for development, all at megamalls developed by The Mills Corporation in the United States. These nature-themed attractions are developed and operated by Entertainment and feature live animals, foliage, scents and climates, motion-simulation rides, themed retailing and restaurants. The first American Wilderness location-based entertainment concept was opened at the Ontario Mills mall in California during late October 1997. The other sites slated for development during 1998 with The Mills Corporation include Arizona Mills (Tempe, Arizona) and Grapevine Mills (Dallas, Texas).

          Through a long-term leasehold interest, Entertainment operates Silver Springs, a nature-based attraction, and Wild Waters, an adjacent water park, located near Ocala, Florida. Silver Springs, located on a 250-acre park, is open 365 days a year and features attractions consisting of jungle cruise boat rides, jeep safari rides, animal shows, gift shops and eateries. Wild Waters, located on a six acre park, features a variety of slides, a wave pool, miniature golf, food services and other attractions and is open March through Labor Day. During 1997 an approximate $5.0 million expansion, consisting of new attractions, exhibits, shops, restaurants and concessions, was completed at these two facilities.

          Grizzly Park, a nature-based entertainment center located at the entrance to Yellowstone National Park, is owned and operated by Entertainment. Within Grizzly Park are, among other attractions, the Grizzly Discovery Center, a natural habitat with grizzly bears and gray wolves, and a variety of stores and restaurants.

          In 1995 the Port Authority of New York and New Jersey awarded Entertainment an eleven and one-half year lease to renovate and operate the 107th Floor Observation Deck at the World Trade Center in New York City. The Observation Deck was re-opened to the public in April 1997 after being substantially renovated. The lease agreement provides that Entertainment will pay the Port Authority an annual fee plus a percentage of gross revenues above a certain level.

          Entertainment, through a joint venture, operates La Rural de Palermo, a 28-acre fair and exhibition center located in Buenos Aires, Argentina. The joint venture will continue the existing fair and exhibition business on the property while developing a master plan for the development of the property to include a retail, multi-screen theater and other entertainment components. Entertainment owns a 50% interest in the joint venture and serves as the managing partner. As such, Entertainment directs day-to-day operations and is responsible for creating and implementing the development plan for this property.

          Entertainment also owns a 28% equity interest in Parques Tecnocultiroles, S.A. ("Partecsa"), a Spanish corporation based in Seville, Spain. Partecsa was awarded a 30-year contract to convert, remodel, manage and operate Isla Magica, a 200-acre theme park located in Seville, Spain, where the 1992 Exposition Fair was held. The park opened and commenced operations in June 1997.

          During late 1997 Entertainment commenced construction of $15 million, 40,000 square foot seat facility, to be called Tinseltown Studios-Trademark-, on a 1.25 acre parcel of land purchased from the City of Anaheim and located on the Northwest quadrant of the Anaheim Stadium parking lot. Entertainment also leased from the City property to accommodate 550 parking spaces. Tinseltown Studios-Trademark- is a newly developed audience-participation experience which will feature live entertainment and full dinner service, culminating in the Tinseltown awards ceremony, where selected members of the audience will be featured on a big screen acting opposite their favorite actors in film clips from well-known motion pictures. The site is expected to open in late 1998.

          During 1998 Entertainment intends to develop "Jazzland", a theme park to be located on a 100-plus acre site in New Orleans, Louisiana. The park is expected to open in 2000. "Jazzland" will be owned and operated by Entertainment and will consist of a theme park including food, beverage and merchandising operations.

          During late 1997 Entertainment completed the acquisition of the Enchanted Castle Family Entertainment Center - a large themed restaurant and indoor family entertainment complex located in the Chicago, Illinois area.

          Entertainment is also engaged in the large-format film and theater business. These large-format films are usually shown on screens six stories high in specially designed theaters. Entertainment and Toronto-based Imax Corporation have agreed to co-develop, build and operate fifteen (15) large-format IMAX-Registered Trademark- theaters domestically and internationally over the next five years. Entertainment has also formed a three-year co-production agreement with two-subsidiaries of Sony Corporation of America for several large-format films.

          In May 1997 Entertainment's first large-format IMAX-Registered Trademark- feature movie, AMAZON, premiered at the Ultra Screen-TM- theater adjacent to its American Wilderness attraction at Ontario, California. AMAZON has been booked into over 25 large-format theaters. In February 1998, AMAZON was nominated by the Academy of Motion Picture Arts and Sciences-Registered Trademark- for an Academy Award-Registered Trademark- in the category "Best Documentary (Short Subject)." Entertainment's next large-format film, MARK TWAIN'S AMERICA, produced under a three-year co-production and distribution agreement with the two subsidiaries of Sony Corporation of America, is scheduled for release in May 1998.

          Entertainment's gaming business currently consists of the operations of the casino at the Americana Beach Resort in Aruba. Entertainment's focus on gaming will be primarily on international properties linked to wider entertainment endeavors.

          The facility management and concession arrangements under which Entertainment operates are individually negotiated and vary widely as to terms and duration. Concession contracts and leases usually provide for payment by Entertainment of commissions or rentals based on a stipulated percentage of gross sales or net profits, sometimes with a minimum rental or payment. Most of the facility management contracts are on a cost-plus-a-fee basis but a number of such contracts provide for a sharing of profits and losses between Entertainment and the facility owner. Food, beverage and novelty services are provided by Entertainment in the United States and Canada at a number of locations including those listed in the following table:

          NAME                                    LOCATION
          ----                                    --------

          Anaheim Stadium                         Anaheim, California
          Wrigley Field                           Chicago, Illinois
          Los Angeles Convention Center           Los Angeles, California
          The Kingdome                            Seattle, Washington
          Veterans Stadium                        Philadelphia, Pennsylvania
          Market Square Arena                     Indianapolis, Indiana
          McNichols Arena                         Denver, Colorado
          Cobo Hall                               Detroit, Michigan
          Tempe Diablo Stadium                    Tempe, Arizona
          University of Oklahoma Stadium          Norman, Oklahoma
          The MGM Grand Gardens Arena             Las Vegas, Nevada
          Saint John Regional Exhibition Centre   New Brunswick, Canada
          General Motors Place                    Vancouver, British Columbia
          Mile High Stadium                       Denver, Colorado
          Victory Field                           Indianapolis, Indiana
          MCI Center                              Washington, D.C.
          Alameda County Coliseum Complex         Oakland, California

          During 1997: Entertainment opened its first megamall food court operation under a long term lease at Arizona Mills in Tempe, Arizona; was awarded a food and beverage contract at the Oakland-Alemeda County Coliseum Complex, a 64,400-seat stadium and a 19,200 seat arena, in California; and began its exclusive food and beverage operations at the MCI Center located in downtown Washington, D.C., a new 20,000-seat facility which serves as the home of the Washington Wizards National Basketball Association team and the Washington Capitals National Hockey League team. Entertainment provides concession services to the general seating area.

          In addition, Entertainment was awarded concession contracts at the following facilities scheduled to open over the next few years: the 20,000-seat Staples Center, the new home of the National Hockey League's Los Angeles Kings and the National Basketball

Association's Los Angeles Lakers in California (2000); and the 66,000 seat Paul Brown Stadium in Cincinnati, Ohio (2000).

          Entertainment provides food and beverage services at amphitheaters throughout the United States, including those listed in the following table:

          NAME                               LOCATION
          ----                               --------

          Starlake Amphitheatre              Pittsburgh, PA
          Fiddlers Green Amphitheatre        Englewood, CO
          Sandstone Amphitheatre             Kansas City, MO
          Cynthia Woods Mitchell Pavilion    Woodlands,TX
          Meadows Music Theater              Hartford, CT
          Camden Amphitheatre                Camden, NJ
          Polaris Amphitheatre               Columbus, OH
          Nissan Amphitheatre                Manassas, VA
          Molson Amphitheatre                Toronto, Canada
          Virginia Beach Amphitheatre        Virginia Beach, VA

          Entertainment, through long-term management agreements, operates and manages, and in some cases provides concession services, at various convention centers, arenas and public facilities including the following:

          NAME                               LOCATION
          ----                               --------

          Arrowhead Pond                     Anaheim, CA
          Corel Centre                       Ottawa, Canada
          Pensacola Civic Center             Pensacola, FL
          Sullivan Arena                     Anchorage, Alaska
          Egan Convention Center             Anchorage, Alaska
          Target Center                      Minneapolis, MN
          Northlands Coliseum                Edmonton, Alberta
          The Great Western Forum            Los Angeles, CA
          Newcastle Arena                    Newcastle, England
          NYNEX arena Manchester             Manchester, England
          Bridgewater Hall                   Manchester, England
          Stadium Australia                  Sydney, Australia
          Arena Oberhausen                   Oberhausen, Germany
          Providence Civic Center            Providence, Rhode Island

          In addition, Entertainment was awarded venue management contracts at the following facilities scheduled to open over the next few years: the 100,000 square foot Chareston Area Convention and Performing Arts Center in South Carolina (2000), the 10,000 - seat Bakersfield Arena & Convention Center, in Bakersfield, California, and the Victory Theatre in Evansville, Indiana (1998).

          The Corel Centre (formerly the Ottawa Palladium), a 19,000-seat multipurpose indoor arena in Ottawa, Canada, which is owned by a third party, opened in January of 1996, and Entertainment commenced operations under a 30-year contract to provide complete facility management and concession services at this arena, which is the home of the Ottawa Senators of the National Hockey League. Pursuant to the 30-year contract, Entertainment has agreed that the Corel Centre, under Entertainment's management, will generate a minimum amount of revenues and has agreed to advance funds, if necessary, to its customer to assist in refinancing senior secured debt incurred in connection with
construction of the facility.   During 1997, Ogden repurchased the customer's
senior secured debt in the amount of $95,000,000 using borrowed funds, which senior secured debt was subsequently sold and the borrowed funds repaid. Ogden is obligated to repurchase such senior secured debt in the amount of $97,679,000 on December 20, 2002, if such debt is not refinanced prior to that date.
Ogden's repurchase obligation is collateralized by bank letters of credit.
Ogden is also required to repurchase the outstanding amount of certain subordinated secured debt issued for such customer on December 30, 2002. The amount outstanding at December 31, 1997, was $46,562,000. In February 1998, this amount was increased to $51,624,000. During 1997, this customer purchased certain subordinated secured debt and repaid other amounts owed to Ogden in an aggregate amount of $38,900,000. In February 1998, this customer repaid an additional $7,343,000 owned to Ogden. In addition, at December 31, 1997 Ogden had guaranteed indebtedness of $20,683,000 of an affiliate and principal tenant of this customer, which indebtedness is due in September 1998. The owners of the Corel Centre are parties to a 30-year license agreement with the owner of the Ottawa Senators, pursuant to which the Ottawa Senators play their home games at the arena.

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

          Metropolitan Entertainment Company Inc. ("Metropolitan"), is a leading concert promoter in New York, New Jersey, Connecticut, and parts of Massachusetts in which Entertainment owns a 50% interest. Metropolitan and Entertainment, conduct concert promotion activities, operate amphitheaters in the eastern United States and concentrate on national and global music tours, artist management, Broadway and television productions, recording, and music publishing. MEG, through a long-term lease, operates the 20,000 capacity Darien Lake Performing Arts Center located in Darien Lake, New York. MEG has also established its own record label, Hybrid Recordings.

          Entertainment leases and operates a thoroughbred and harness racetrack and four off-track betting parlors in Illinois where it telecasts races from Fairmount Park and other racing facilities. Restaurants and other food and beverage services are provided by Entertainment at these facilities. A large portion of the track's revenue is derived from its share of the pari-mutuel pool, which can be adjusted by state legislation. Other income is derived from admission charges, parking, programs and concessions.

          Entertainment also provides concessions at zoos located in Seattle, Washington; Cleveland, Ohio; and Columbia, South Carolina.

AVIATION

          The Aviation group, directly and indirectly through consortiums, joint ventures and partnerships, provides specialized support services to airlines and designs, finances, builds and operates major airport facilities and other aviation infrastructure projects throughout the world. The specialized support services provided by this group include comprehensive ground handling, ramp, passenger, cargo and warehouse, aviation fueling and in-flight catering services. These services are performed through joint ventures, consortiums, contracts with individual airlines, consolidated agreements with several airlines, and contracts with various airport authorities. The Aviation group's operations have undergone and continue to undergo review and refinement through the sale of certain under-performing operations.

          Ground handling services include diversified ramp operations such as baggage unloading and loading, aircraft cleaning, aircraft maintenance, flight planning, de-icing, cargo handling, warehouse operations and passenger-related services such as ticketing, check-in, passenger lounge operations, cargo/warehouse services and other miscellaneous services.

          While these services were principally conducted (and continue to be conducted) in the United States domestic market, global expansion by the Aviation group has resulted in providing comprehensive ground handling and related services at many international locations throughout Europe, Canada, South America, Asia and other countries. Set forth below is a sampling of major foreign airports where Aviation currently conducts ground and cargo handling operations:

AIRPORT                                           LOCATION
-------                                           --------

Arturo Merino Benitez Airport                     Santiago, Chile
Heathrow Airport                                  England
Schiphol International Airport                    Netherlands
Auckland International Airport                    New Zealand
Jorge Chavez International Airport                Lima, Peru
Guarulhos International Airport                   Sao Paulo, Brazil
Galeao International Airport                      Rio de Janeiro, Brazil
Eduardo Gomes International Airport               Manaus, Brazil
Pearson International Airport                     Toronto, Canada
Mirabel Airport                                   Montreal, Canada
Simon Bolivar International Airport               Caracas, Venezuela
Mexico International Airport                      Mexico City, Mexico
Hong Kong International Airport                   Hong Kong*
Macau International Airport                       Macau

     *    Expected to open in July 1998.

          Aviation also performs ground handling operations and other aviation related services at eight different airports throughout Germany and in the Czech Republic through a 50% interest in a Prague-based airport handling company which began construction of a new $18 million cargo facility scheduled to open by mid-1998, at Praha Ruzyne Airport in Prague, Czech Republic. During 1997 Aviation began performing ground handling services at Otopeni International Airport in Bucharest, Romania, through Ogden Romanian Aviation Services, a joint venture. Ogden Aviation continues to perform services at St. Maarten's Princess Juliana International Airport where its license has been extended through 2008. In Aruba, through a corporation jointly owned by Aviation and Air Aruba, Aviation provides ramp and passenger services at Reina Beatrix International Airport. Other ground handling operations include the Aeroporto International Gregorio Luperon Airport in Puerto Plata, Dominican Republic; the Belo Horizonte International Airport, Brazil; eleven (11) airports in Mexico; and, through a joint venture with Aldeasa S.A. of Spain, Aviation provides cargo handling and warehousing services at airports located in Madrid and Barcelona, Spain.

          Aviation is in the process of finalizing arrangements to provide a range of services under a long-term license at Wattay International Airport in Vientiane, Laos; negotiating a contract to provide a complete spectrum of airport services, including all passenger, ramp and cargo services at a new international airport in Cochin, India which is scheduled to open in January 1999; and has formed a joint venture with Dresdner Kleinwort Benson ("DKB") to seek ground handling and cargo handling opportunities throughout Asia. Pursuant to the joint venture a financial subsidiary of DKB has acquired a 10% interest as of March 1, 1998 and has the right to acquire an additional 10% interest in the new venture for a total price of approximately $17 million. The joint venture will include Aviation's operations at the new Hong Kong International Airport in Hong Kong, scheduled to open in 1998.

Aviation will retain the majority interest and operating control of the joint venture which geographically will extend from India into mid-Asia and the Pacific Rim, excluding Aviation's existing operations in Macau.

          Aviation operates fueling facilities, including storage and hydrant fueling systems for the fueling of aircraft. This operation assists airlines in designing, arranging financing for, and installing underground fueling systems. These fueling operation services are principally performed in the North American market, including the maintenance and operation of a new fuel farm located at the San Diego International Airport (See the Environmental Regulatory Laws Section of this Report).

          Aviation operates 11 in-flight kitchens for over 85 airline customers at a number of locations, including the following:

     AIRPORT                                      LOCATION
     -------                                      --------

     John F. Kennedy International (3 kitchens)   New York
     LaGuardia                                    New York
     Newark International                         New Jersey
     Los Angeles International (2 kitchens)       California
     San Francisco International                  California
     Washington Dulles International              Washington, D.C.
     McCarren International (Las Vegas)           Nevada
     Honolulu International                       Hawaii

          In 1995 a consortium, composed of Ogden Aviation Services, Inc., Macau Aviation Services Corporation, EVA Airways, Air Macau and several local companies and prominent businessmen, entered into a 19-year contract, with a 16-year exclusivity arrangement, to provide ramp and cargo handling, passenger services, and aircraft line maintenance service at the Macau International Airport. The consortium, of which Aviation Services is the managing partner with a 29% participation, provides all necessary passenger and ramp equipment and constructed a cargo warehouse, cargo and engineering facilities, an aircraft hangar and a state-of-the-art training center at the airport. The consortium's investment in infrastructure improvements and equipment at the Macau airport is approximately $40 million.

          During January 1998, a consortium, owned 28% by Ogden and 36% each by an Italian and Argentine partner, was awarded a 30-year license by the Government of Argentina to provide management services, improvements and operations at 33 airports in Argentina, including the airports located in Buenos Aires. The consortium will be required to commit $100 million in equity to the project and provide the Government of Argentina with fixed concession payments of at least $171 million per year.

          Compania de Desarrallo Aeropuerto Eldorado, S.A. ("CODAD"), a consortium of which Aviation has a 19% interest, pursuant to a 20-year concession contract awarded to

CODAD by the Civil Aviation Authority of Colombia, is building a new 3.8-kilometer runway at the El Dorado Airport in Bogota, Colombia at an estimated cost of $120 million. Construction, which began in 1996, is expected to be completed by July 1998. The consortium will maintain the new runway, and the pre-existing runway, for approximately 17 years in return for runway landing fees.

                                       ENERGY


          The operations of Ogden's Energy segment are conducted by Ogden Energy Group, Inc. through four principal business areas: independent power, waste-to-energy, water and waste water and environmental consulting and engineering (collectively, the "Energy Group"). Since the early 1980's, affiliates and subsidiaries of the Energy Group have been engaged in developing and in some cases owning energy-generating projects fueled by municipal solid waste, and providing long term services from these projects to communities. The Energy Group is now the largest full service vendor (i.e., builder/operator) in the world for large scale waste-to-energy projects. In addition, since 1989, subsidiaries have been engaged in developing, owning and/or operating independent power production projects. The Company seeks to utilize the expertise gained from these activities in developing, owning or operating energy generating facilities in the United States and abroad that utilize a variety of other fuels, as well as water and wastewater facilities that will similarly serve communities on a long term basis.

          The Energy Group generally seeks to participate in projects in which it can make an equity investment and become the operator; its returns will be derived from equity distributions and/or operating fees. It also seeks to have a role in the development of the projects. The types of projects in which the Energy Group seeks to participate sell the electrical power services they generate, or the waste or water-related services they provide, under long term contracts or market concessions to utilities, government agencies providing power distribution, creditworthy industrial users, or local government units providing waste disposal or water and wastewater services. For power projects utilizing a combustible fuel or geothermal sources, the Energy Group typically seeks projects which have a secure supply of fuel or geothermal brine through long-term supply arrangements or by obtaining control of the fuel source.

          The Energy Group generally looks to finance its projects using equity or capital commitments provided by it or other investors, combined with nonrecourse debt for which the lender's source of payment is project revenues and assets. Consequently, the ability of the Energy Group's project subsidiaries to declare and pay cash dividends to the Company is subject to certain limitations in the project loan and other documents entered into by such project subsidiaries. Such limitations typically permit the payment of cash dividends out of current cash flow for quarterly, semiannual or annual periods only at the end of such periods and only after payment of principal and interest on project loans due at the end of such periods, and in certain cases after providing for debt service and other reserves. In some project situations, limited support of the Energy Group or Ogden also may be considered, such as operating guarantees, financial guarantees of bridge loans or other interim debt arrangements.

          The number of projects being pursued at any given time by the Energy Group will fluctuate. The complexities and uniqueness of international project development in particular requires that the Energy Group continually assess the likelihood of successful project financing throughout the development stage and weigh that against the expected benefits. In addition, the Energy Group may, depending upon circumstances and at the appropriate time, elect to dispose of a portion of an equity interest it may have in a project after financing.

          The Energy Group presently has interests in projects with an aggregate generating capacity in excess of 2200 MW (gross) either operating or under construction in the United States, Central and South America, China and the Philippines. It continues to seek to expand its ownership and operation of projects in these and other regions. The Energy Group's business is facilitated through field offices in Hong Kong; Manila, the Philippines; Taipei, Taiwan; and Sao Paulo, Brazil.

INDEPENDENT POWER

          The Energy Group's independent power business is conducted by its wholly-owned subsidiary, Ogden Energy, Inc. ("OEI"). OEI develops, operates and/or invests in independent (i.e., nonutility) energy generation ("Independent Power Production" or "IPP") projects which sell their output to utilities, electricity distribution companies or industrial consumers in the United States and abroad. The activities of this group do not include the development of generating facilities fueled by municipal solid waste, which are conducted by the waste-to-energy group, discussed below.

          Where possible, the Energy Group attempts to sell electricity under long-term power sales contracts. The Energy Group attempts to structure the revenue provisions of such power sales contracts such that changes in the cost components of a facility (primarily fuel costs) correspond, as effectively as possible, to changes in the revenue components of the contract. A plant's revenue from a power sales contract usually consists of two components: energy payments and capacity payments. Energy payments are usually indexed to the fuel costs of the customer and to general inflation indices reasonably related to the cost structure of the operation. Capacity payments are based on either a plant's net electrical output or its available capacity. Capacity payment rates vary over the term of a power sales contract according to various schedules. Some power sales contracts permit the utility customer to dispatch the plant (i.e., direct the plant to deliver a reduced amount of electric output) within certain specified parameters. The Energy Group attempts to structure the power sales contract payments so that, even when dispatching occurs, the plant continues to receive capacity payments (which provide substantially all of the plant's debt service and profits, if any), while it receives reduced energy payments (which primarily cover the variable operating, maintenance and fuel costs associated with operating at different levels).

          The Energy Group attempts to provide fuel for its operating plants generally under long-term supply agreements, either through contractual arrangements between third parties and the project subsidiary or, in some instances, through acquisition of a dependable source of fuel.

          On many of its projects, an affiliate of the Energy Group performs operation and maintenance services on behalf of the project owner. While all operation and maintenance contracts are different, the Energy Group typically seeks to perform these services on a cost-plus-fixed-fee basis, with a bonus and limited penalty payment mechanism related to specified benchmarks of plant performance.

(a)  FACILITIES UNDER CONSTRUCTION.          During 1996 and early 1997, the
Energy Group successfully completed the development stage of its largest international project to date. A consortium, of which an Energy Group subsidiary is a 26% member, has developed and is now constructing a 480 MW (gross) coal-fired electric generating facility in the Republic of the Philippines (the "Quezon Project"). The other members of the consortium are affiliates of International Generating Company, an affiliate of Bechtel Enterprises, Inc., and PMR Limited Co., a Philippines partnership. The consortium entered into a power purchase agreement with Manila Electric Company ("Meralco"), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila. Under the terms of the agreement, Meralco is obligated, for a period of 25 years, to take or pay for stated minimum annual quantities of electricity produced by the facility on terms and at prices set forth in the agreement. The consortium has entered into contracts for the supply of coal at stated prices for a portion of the term of the power purchase agreement.

               The power purchase agreement has been approved by the Philippines Energy Regulatory Board. The project has received an environmental clearance certificate, the primary environmental permit required for construction and operation. Total cost of development and construction of the Quezon Project is expected to be approximately $800 million. All associated financing has been obtained. The turnkey contractors, which are affiliates of Bechtel Enterprises, Inc., commenced construction of the facility on December 27, 1996, and construction is proceeding according to schedule. An Energy Group subsidiary will operate the Quezon Project on behalf of the consortium for a 25 year term from the commencement of commercial operation.

               The Energy Group will receive certain limited amounts of revenue from the Quezon Project during construction. Operating revenue is expected to commence upon commercial operation, projected for the fourth quarter of 1999.

(b)  OPERATING FACILITIES.         The Energy Group's operating IPP projects
utilize a variety of energy sources: water (hydroelectric), natural gas, coal, geothermal energy, wood waste, landfill gas, and diesel fuel.

          -    China

               In 1997, the Energy Group added four additional coal fired facilities to its portfolio through the acquisition of majority equity interests in four small coal-fired cogeneration facilities in three different provinces in the Peoples Republic of China. These projects are operated, in each case, by an affiliate of the minority equity stakeholder in the project. Parties holding minority positions in the projects include a private company, a local government enterprise and in the remaining two cases, affiliates of the local municipal government. A majority of the electrical output of the projects is sold to the relevant local Municipal Power Bureau and steam is sold to various host industrial facilities, respectively pursuant to long term power and steam sales agreements respectively.

          -    Ogden Power Pacific

          On September 30, 1997, a subsidiary of OEI successfully completed the purchase of the stock of Pacific Energy from Pacific Enterprises Energy Management Services, a wholly owned subsidiary of Southern California Gas Company. Ogden Power Pacific, Inc. ("OPPI"), the renamed entity, holds a 100% equity interest in thirteen (13) independent power project and a 50% interest in seven (7) independent power projects located in California, Washington, Maine and Maryland. The projects generate a total of 180 MW using geothermal, landfill gas, hydro and wood-waste fuel sources.

          OPPI owns a 50% partnership interest in Mammoth-Pacific, L.P., which owns three geothermal power plants located on the eastern slopes of the Sierra Nevada Mountains at Casa Diablo Hot Springs, California. The projects have a gross capacity of 40MW and use geothermal brine to generate electricity. The projects have contractual rights to the geothermal brine resource for a term not less than the term of the power contracts. All three projects sell electricity to Southern California Edison under long term contracts.

          Bangor Pacific Hydroelectric Project ("Bangor"), Koma Kulshan Hydroelectric Project ("Koma Kulshan") and Weeks Falls Hydroelectric Project ("Weeks Falls") are three run-of-river hydroelectric projects in which OPPI owns 50% equity interests. Bangor is a 13 MW Project that is located on the Penobscot River 50 miles north of Bangor, Maine. Koma Kulshan is a 12 MW project that is located in the state of Washington about 100 miles northeast of Seattle. Weeks Falls is a 5 MW project located on the south fork of the Snoqualmie River in the Cascade Mountain region of the state of Washington. Bangor sells its electricity to Bangor-Hydro Electric Company under a long term contract, while Koma Kulshan and Weeks Falls each sell electricity to Puget Sound Power & Light Company.

          OPPI owns and operates eight landfill gas projects which produce electricity by burning methane gas produced by the anaerobic digestion of the solid waste contained in sanitary landfills. Seven of the projects are located in California and one is located in Maryland. The eight projects have a gross capacity of 43 MW. All sell electricity generated to local utilities, under contracts having varying lengths, the longest expiring in 2011.

          OPPI owns interests in four wood waste fired electric power plants in California. Three are owned 100% by OPPI affiliates, Burney Mountain Power Station, Mount Lassen Power Station and Pacific Oroville Power Station, and one, Pacific Ultrapower Chinese Station Power Station, is owned by a partnership in which an OPPI affiliate holds a 50% interest. Generally, fuel supply is procured from local sources through a variety of short term wood waste supply agreements. The four projects have a gross capacity of 67 MW using wood waste from forestry lumber mills, agriculture and urban areas. All four projects sell electricity to Pacific Gas & Electric Company under long term contracts.

          -    Other Operating Projects

               The Group's hydroelectric projects (other than those associated with OPPI, include the New Martinsville, West Virginia project, which is operated through a subsidiary. The output is sold under a long term contract with Monongohela Power Company. The Energy Group has an ownership interest in the Don Pedro project in Costa Rica through an equity investment in Energia Global, Inc. ("EGI"). Don Pedro is owned by EGI and is operated by a subsidiary of the Energy Group. A second hydroelectric project owned by EGI, Rio Volcan, commenced operation in 1997 and also is operated by an Energy Group subsidiary. The electric output from both of these facilities is sold to Instituto Costarricense de Electricidad, a local utility.

               The Energy Group's natural gas projects include; (i) the Brandywine, Maryland facility which began operation in 1996 and is operated by a subsidiary of the Energy Group, and whose output is sold to Potomac Electric Power Company; and (ii) the facility located in Bolivia, where subsidiaries of the Energy Group own an interest in Empresa Valle Hermoso ("EVH") which was formed by the Bolivian government as part of the capitalization of the government-owned utility ENDE. EVH owns and operates 215 MW of gas-fired generating capacity. A subsidiary of OEI participates in a joint venture that supplies EVH with management services support.

               In addition to its geothermal assets associated with OPPI, the Energy Group is the lessee of two geothermal facilities in California, both of which are operated by the Energy Group's subsidiaries, and a geothermal resource which is adjacent to and supplies fluid to both geothermal facilities. The electricity from both projects, the Heber and SIGC facilities, is sold under long-term contracts with Southern California Edison.

               In 1996, the Energy Group added diesel fuel facilities to its portfolio through the acquisition of equity interests in two projects in the
Philippines: the Bataan Cogeneration project and the Island Power project. These projects are operated by a subsidiary of the Energy Group. The Bataan Cogeneration project has a long-term contract to sell its electrical output to the National Power Corporation (with which it also has entered into a fuel management agreement for fuel supply) and the Bataan Export Processing Zone Authority, while the Island Power project has a long-term power contract with the Occidental Mindoro Electric Cooperative.

(c) PROJECT SUMMARIES. Certain information with respect to the Energy Group's IPP projects as of March 1, 1998 is summarized in the following table:

                                                     IPP PROJECTS


                                                                                                  DATE OF
                                                                                                ACQUISITION/
                                               ENERGY                                           COMMENCEMENT
    IN OPERATION:        LOCATION              SOURCE            SIZE      NATURE OF INTEREST   OF OPERATIONS
    ------------         --------              ------            ----      ------------------   -------------
1.  New Martinsville     West Virginia       Hydro               40MW      Lessee/Operator          1991

2.  Heber (1)(2)         California          Geothermal          52MW      Lessee/ Operator         1989

3.  SIGC (2)             California          Geothermal          48MW      Lessee/Operator          1994

4.  Don Pedro            Costa Rica          Hydro               16MW      Part Owner/Operator      1996

5.  Island Power         Philippines         Diesel              7MW       Part Owner/              1996
                         Corporation(3)      Operator

6.  Bataan               Philippines         Diesel              65MW      Owner/Operator           1996
                         Cogeneration

7.  Empresa Valle        Bolivia             Natural Gas         215MW     Part Owner/              1995
                         Hermoso (4)         Operations Mgmt.

8.  Brandywine           Maryland            Natural Gas         240MW     Operator                 1996

9.  Rio Volcan           Costa Rica          Hydro               16MW      Part Owner/Operator      1997

10. Mammoth G1(6)        California          Geothermal          10MW      Part Owner/Operator      1997

11. Mammoth G2(6)        California          Geothermal          15MW      Part Owner/Operator      1997

12. Mammoth G3(6)        California          Geothermal          15MW      Part Owner/Operator      1997

13. Gude                 Maryland            Landfill Gas        3MW       Owner/Operator           1997



                                                                                                  DATE OF
                                                                                                ACQUISITION/
                                               ENERGY                                           COMMENCEMENT
    IN OPERATION:        LOCATION              SOURCE            SIZE      NATURE OF INTEREST   OF OPERATIONS
    ------------         --------              ------            ----      ------------------   -------------
14. Otay                 California          Landfill Gas        3.7MW     Owner/Operator           1997

15. Oxnard               California          Landfill Gas        5.6MW     Owner/Operator           1997

16. Penrose              California          Landfill Gas        10MW      Owner/Operator           1997

17. Salinas              California          Landfill Gas        1.5MW     Owner/Operator           1997

18. Santa Clara          California          Landfill Gas        1.5MW     Owner/Operator           1997

19. Stockton             California          Landfill Gas        .8MW      Owner/Operator           1997

20. Toyon                California          Landfill Gas        10MW      Owner/Operator           1997

21. Burney               California          Wood Waste          11.4MW    Owner/Operator           1997

22. Chinese(6)           California          Wood Waste          25.6MW    Part Owner               1997

23. Mount Lassen         California          Wood Waste          11.4 MW   Owner/Operator           1997

24. Oroville             California          Wood Waste          18.7MW    Owner/Operator           1997

25. Bangor(6)            Maine               Hydroelectric       13MW      Part Owner/Operator      1997

26. Koma Kulshan(6)      Washington          Hydroelectric       12MW      Part Owner               1997

27. Weeks Falls(6)       Washington          Hydroelectric       5MW       Part Owner               1997

28. Lin'an(7)            China               Coal                24MW      Part Owner               1997

29. Huantai(7)           China               Coal                24MW      Part Owner               1997

30. Taixing(7)           China               Coal                24MW      Part Owner               1997

31. Yanjiang(7)          China               Coal                24MW      Part Owner               1997

UNDER CONSTRUCTION:

1. Quezon (5)            Philippines         Coal                500MW     Part Owner/Operator      1999(est.)


NOTES
-----

(1)  An OEI subsidiary is a 50% partner in the project entity which leases the
     facility from a third-party lessor.     The lease expires in 2000 and is
     subject to a 15-year renewal at the OEI subsidiary's option.

(2) An OEI subsidiary is a 50% partner of the lessee of the resource supplying fluid to the project, and the lessor is the same third-party that leases the Heber project to that project entity.

(3) An OEI subsidiary has an approximately 40% ownership interest in this project.

(4) The OEI subsidiary owns an approximately 24% interest in a consortium that purchased 50% of Empresa Valle Hermoso. The remaining 50% is owned by Bolivian pension funds.

(5) An OEI subsidiary has an approximately 26% ownership interest in the project.

(6)  An OEI subsidiary has a 50% ownership interest in the project.

(7)  An OEI subsidiary has a 60% ownership interest in this project.

(d) OTHER DEVELOPMENT EFFORTS.     The Energy Group is actively pursuing
several projects, some of which have achieved significant development milestones such as executed power purchase agreements, or receipt of key governmental approvals. As with all development efforts, however, there are in each case numerous conditions to be satisfied prior to financing, some of which are not within the Energy Group's control. As such, no assurance can be given that these projects will ultimately be developed successfully.

WASTE-TO-ENERGY

          The Energy Group's waste-to-energy operations have been consolidated in a wholly-owned subsidiary, Ogden Waste to Energy, Inc. ("OWTE"). Waste-to-energy facilities combust municipal solid waste to make saleable energy in the form of electricity or steam. This group completed construction of its first waste-to-energy project in 1986. It currently operates 28 waste-to-energy projects at 27 locations. The Energy Group's subsidiaries are the owners or lessees of 17 of its waste-to-energy projects. OWTE has the exclusive right to market in the United States the proprietary, mass-burn technology of Martin GmbH fur Umwelt-und Energietechnik ("Martin"). All of the waste-to-energy facilities the Energy Group has constructed use this Martin technology. In addition, the Energy Group operates waste-to-energy facilities using other technologies.

          Generally, OWTE, through subsidiaries, provides waste-to-energy services pursuant to long-term service contracts ("Service Agreements") with local governmental units sponsoring the waste-to-energy project ("Client Communities"). Certain of its waste-to-energy facilities do not have sponsoring Client Communities.

(a) TERMS AND CONDITIONS OF SERVICE AGREEMENTS.   Each Service Agreement is
different in order to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements, and other factors. The following description sets forth terms that are generally common to these agreements:

          - The Energy Group subsidiary designs the facility, helps to arrange for financing, and then constructs and equips the facility on a fixed price and schedule basis.

          - The Energy Group subsidiary operates the facility and generally guarantees it will meet minimum processing capacity and efficiency standards, energy production levels, and environmental standards. The Energy Group subsidiary's failure to meet these guarantees or to otherwise observe the material terms of the Service Agreement (unless caused by the Client Community or by events beyond its control ("Unforeseen Circumstances")) may result in liquidated damages being charged to the Energy Group subsidiary or, if the breach is substantial, continuing and unremedied, the termination of the Service Agreement. In the case of such Service Agreement termination, the Energy Group subsidiary may be obligated to discharge project indebtedness;

          - The Client Community is generally required to deliver minimum quantities of municipal solid waste ("MSW") to the facility and is obligated to pay a service fee for its disposal, regardless of whether that quantity of waste is delivered to the facility. The service fee escalates to reflect indices of inflation. In many cases the Client Community must also pay for transportation of the residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the Client Community. In addition, the Client Community is also generally responsible to pay increased expenses and capital costs resulting from Unforeseen Circumstances, subject to limits which may be specified in the Service Agreement;

          - Ogden Corporation typically guarantees each Energy Group subsidiary's performance under its respective Service Agreement.

          - The Client Community generally reimburses the Energy Group subsidiary for certain costs specified in the Service Agreement including taxes, governmental impositions (other than income taxes), certain consumables, ash disposal and utility expenses. The Client Community usually retains a portion of the energy revenues (generally 90%) generated by the facility, with the balance paid to the Energy Group subsidiary. If the facility is owned by the Energy Group subsidiary, the Client Community also pays as part of the Service Fee an amount equal to the debt service due to be paid on the bonds issued to finance the facility. At most facilities, the Energy Group may earn additional fees from accepting waste from the Client Community or others utilizing the capacity of the facility, which exceeds the amount of waste committed by the Client Community.

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

(b) OTHER ARRANGEMENTS FOR PROVIDING WASTE-TO-ENERGY SERVICES.   The Energy
Group owns two facilities that are not operated pursuant to Service Agreements with Client Communities and may undertake additional such projects in the future. In such projects, the Energy Group subsidiary must obtain sufficient waste under contracts with haulers or communities to ensure sufficient project revenues. In these cases, the Energy Group subsidiary is subject to risks usually assumed by the Client Community, such as those associated with Unforeseen Circumstances and the supply and price of municipal waste to the extent not contractually assumed by other parties.
The Energy Group's current contracts with waste suppliers for these two facilities provide that the tipping fee charged for waste disposal service generally escalates with specified indices but otherwise is subject to limited increases in the event that costs of operation increase as a result of Unforeseen Circumstances. On the other hand, in these cases, the Energy Group subsidiary generally retains all of the energy revenues from sales of power to utilities or industrial power users and disposal fees for waste accepted at these facilities. Accordingly, the Energy Group believes that such projects carry both greater risks and greater potential rewards than projects in which there is a Client Community.

(c) PROJECT FINANCING.   Financing for domestic projects is generally
accomplished through the issuance of a combination of tax-exempt and taxable revenue bonds issued by or on behalf of the Client Community. If the facility is owned by the Energy Group subsidiary the Client Community loans the bond proceeds to the subsidiary and pays to the subsidiary amounts necessary to pay debt service. For such facilities, project-related debt is included as a liability in Ogden's consolidated financial statements. Generally, such debt is secured by the revenues pledged under the respective indenture and is collateralized by the assets of the Energy Group subsidiary and otherwise provides no recourse to Ogden, subject to construction and operating performance guarantees and commitments.

(d) OWTE PROJECTS. Certain information with respect to projects as of March 1, 1998 is summarized in the following table:

                               WASTE-TO-ENERGY PROJECTS

                                                   BOILER      COMMENCEMENT
UNITS                            TONS PER DAY       UNITS     OF OPERATIONS
-----                            ------------      ------     -------------

Tulsa, OK (I) (1)                    750              2           1986
Haverhill/Lawrence,(8)               950              1           1984
   MA-RDF
Marion County, OR                    550              2(2)        1987
Hillsborough County, FL (3)        1,200              3(2)        1987
Tulsa, OK (II) (1)(4)                375              1           1987
Bristol, CT                          650              2(2)        1988
Alexandria/Arlington, VA             975              3           1988
Indianapolis, IN                   2,362              3(2)        1988
Hennepin County, MN (1)(5)         1,000              2           1989
Stanislaus County, CA                800              2           1989
Babylon, NY                          750              2(2)        1989
Haverhill, MA-Mass Burn            1,650              2           1989
Warren County, NJ (5)                400              2           1988
Kent County, MI (3)                  625              2(2)        1990
Wallingford, CT (5)                  420              3(2)        1989
Fairfax County, VA                 3,000              4(2)        1990
Huntsville, AL (3)                   690              2(2)        1990
Lake County, FL                      520              2(2)        1991
Lancaster County, PA (3)           1,200              3(2)        1991
Pasco County, FL (3)               1,050              3(2)        1991
Huntington, NY (6)                   750              3(2)        1991
Hartford, CT (3)(7)(8)             2,000              3           1987
Detroit, MI (1)(8)                 3,300              3           1991
Honolulu, MI (1)(8)                2,160              2           1990
Union County, NJ (3)               1,440              3           1994
Lee County, FL (3)                 1,200              2(2)        1994
Onondaga County NY (6)               990              3           1995
Montgomery County, MD (3)          1,800              3(2)        1995
                                  ------
           Total                  33,565
                                  ======

____________________

(1) Facility is owned by an owner/trustee pursuant to a sale/leaseback arrangement.
(2)  Facility has been designed to allow for the addition of another unit.
(3)  Facility is owned by the Client Community.
(4) Phase II of the Tulsa facility, which was financed as a separate project, expanded the capacity of the facility from two to three units.

(5) Energy Group subsidiaries were purchased after completion, and use a mass-burn technology that is not the Martin Technology.
(6) Owned by a limited partnership in which the limited partners are not affiliated with Ogden.
(7) Under contracts with the Connecticut Resource Recovery Authority and Northeast Utilities, the Energy Group subsidiary operates only the boiler and turbine for this facility.
(8) Operating contracts were acquired after completion. Facility uses a refuse-derived fuel technology and does not employ the Martin Technology.

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

          (g) OTHER DEVELOPMENT EFFORTS.   The Energy Group has no
commitments in its waste-to-energy backlog as of December 31, 1997.

WATER AND WASTEWATER

          The Energy Group's water and wastewater business is conducted through Ogden Yorkshire Water Company ("OYWC"). OYWC's mission is to develop, design, construct, maintain, operate and, in some cases, own, water and wastewater treatment facilities and distribution and collection networks in the United States, Canada, Latin America and elsewhere. Although OYWC was formed in 1994 as a joint venture with a British water utility, Yorkshire Water PLC, in 1996 Yorkshire Water PLC determined that it needed to refocus its efforts on its core business in the United Kingdom, and terminated its ownership interest in OYWC and its projects. Yorkshire Water PLC and its affiliates will, however, continue to provide by contract engineering, operations and marketing support and services to OYWC.

          In the United States, OYWC seeks to participate in water projects in which, under contracts with municipalities, it privatizes water and/or wastewater facilities, agrees to build new or substantially augment existing facilities and agrees to operate and maintain the facilities under long term contracts. Although in certain situations it would consider entering into operational contracts for facilities in which it has no ownership or long term leasehold interest, and presently has such contracts with three small communities in New York State, the Energy Group generally does not believe such contracts provide adequate returns.

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

          (b) OTHER DEVELOPMENT EFFORTS. A subsidiary of OYWC entered into a Water Facilities Services Agreement with The Governmental Utility Services Corporation of the City of Bessemer, Alabama in February 1997. The Agreement provides that OYWC will design, construct, operate and maintain a 25 mgd potable water treatment facility and associated transmission and pumping equipment, which will supply water to residents and businesses in Bessemer, Alabama, a suburb of Birmingham. OYWC will be compensated on a fixed price basis for design and construction of the facility, and will be paid a fixed fee plus passthrough costs for delivering processed water to the City's water distribution system. The obligations of OYWC under the Agreement will be guaranteed by Ogden Energy Group. The parties' obligations under the Agreement are subject to the satisfaction of certain conditions precedent, including the issuance of bonds to fund the capital cost of the facility. The parties are working together to cause the satisfaction of these conditions precedent, and anticipate that the bonds will be issued and all other conditions precedent under the Agreement will be satisfied in the second quarter of 1998.

          The Energy Group currently has no other commitments in its water and wastewater backlog. A consortium of which it is a member has, however, received a project award with respect to a 32 year concession serving a population in excess of 700,000 in the City of Muscat, the capital of the Sultanate of Oman. The project encompasses taking over the existing wastewater and sewage facilities in Muscat, as well as the construction and operation of new water and wastewater infrastructure. The infrastructure capital program would be phased in over eight years, with the first phase projected to require approximately $250 million in new construction. OYWC's role would be as operator on behalf of a joint venture to be formed. The joint venture's arrangement with the government would be on a Build/Own/Operate/Transfer basis, and some equity capital, expected to be approximately $12 million, would be required of OYWC.
 The implementation of the Muscat project remains subject to several conditions precedent, many of which are beyond the control of OYWC.

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

INTERNATIONAL BUSINESS DEVELOPMENT

          The Energy Group develops projects in many countries, and in doing so seeks to implement its strategy for the development of its business in selected international markets where private development is encouraged. It seeks to do so by focusing on a limited number of opportunities which can be developed in conjunction with local and international partners. Offices have been established in Hong Kong, Manila, Sao Paulo, and Taipei in order to service foreign projects. Opportunities in foreign countries for the services provided by the Energy Group are highly dependent upon the elimination of historic legal and political barriers to the participation of foreign capital and foreign companies in the financing, construction, ownership and operation of infrastructure facilities. For example, in many countries, the production, distribution and delivery of electricity has traditionally been provided by governmental or quasi-governmental agencies. Although a number of these countries have recently liberalized their laws and policies with regard to the participation of private interests and foreign capital in their electric sectors, not all have done so, and not all that have done so may afford acceptable opportunities for the Energy Group.

          The development, construction, ownership and operation of facilities in foreign countries also exposes the Company to several potential risks that typically are not involved in such activities in the United States.

          Many of the countries in which the Energy Group is or intends to be active are lesser developed countries or developing countries. The financial condition and creditworthiness of the potential purchasers of power and services provided by the Energy Group (which may be a governmental or private utility or industrial consumer) or of the suppliers of fuel for projects in these countries may not be as strong as those of similar entities in developed countries. The obligations of the purchaser under the power purchase agreement, the service recipient under the related service agreement and the supplier under the fuel supply agreement generally are not guaranteed by any host country or other creditworthy governmental agency. Whenever such governmental guarantees are not available, the Energy Group undertakes a credit analysis of the proposed power purchaser or fuel supplier. It also seeks to cause such parties to adequately secure the performance of their obligations through contractual commitments and, where necessary, through the provision by such entities of financial instruments such as letters of credit or arrangements regarding the escrowing of the receivables of such parties in the case of power purchasers.

          The Energy Group's IPP and waste-to-energy projects in particular are dependent on the reliable and predictable delivery of fuel meeting the quantity and quality requirements of the project facilities. The Energy Group will typically seek to negotiate long-term contracts for the supply of fuel with creditworthy and reliable suppliers. However, the reliability of fuel deliveries may be compromised by one or more of several factors that may be more acute or may occur more frequently in developing countries than in developed countries, including a lack of sufficient infrastructure to support deliveries under all circumstances, bureaucratic delays in the import, transportation and storage of fuel in the host country, customs and tariff disputes and local or regional unrest or political instability. In most of the projects in which the Energy Group participates internationally, it seeks to shift the consequences of interruptions in the delivery of fuel, whether due to the fault of the fuel supplier or due to reasons beyond the fuel supplier's control, to the electricity purchaser or service recipient by securing a suspension of its operating responsibilities under the applicable agreements and an extension of its operating concession under such agreements and/or, in some instances, by requiring the energy purchaser or service recipient to continue to make payments in respect of fixed costs. In order to mitigate the effect of short term interruptions in the supply of fuel, the Energy Group endeavors to provide on-site storage of fuel in sufficient quantities to address such interruptions.

          Payment for services that the Energy Group provides will often be made in whole or part in the domestic currencies of the host countries. Conversion of such currencies into U.S. dollars generally is not assured by a governmental or other creditworthy country agency, and may be subject to limitations in the currency markets, as well as restrictions of the host country. In addition, fluctuations in value of such currencies against the value of the U.S. dollar may cause the Energy Group's participation in such projects to yield less return than expected. Transfer of earnings and profits in any form beyond the borders of the host country may be subject to special taxes or limitations imposed by host country laws. The Energy Group seeks to participate in projects in jurisdictions where limitations on the convertibility and expatriation of currency have been lifted by the host country and where such local currency is freely exchangeable on the international markets. In most cases, components of project costs incurred or funded in the currency of the United States are recovered without risk of currency fluctuation through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project's power purchaser or service recipient to rise from time to time in excess of local inflation, and consequently there is risk in such situations that such power purchaser or service recipient will, at least in the near term, be less able or willing to pay for the project's power or service.

          Due to the fact that many of the countries in which the Energy Group is or intends to be active are lesser developed countries or developing countries, the successful development of a project or projects may be adversely impacted by macro-economic changes in the economic environment of such countries or by changes in government support for such projects.
Adverse economic changes may, and have, resulted in initiatives (by local governments alone or at the request of world financial institutions) to reduce local commitments to pay long term obligations in US dollars or US dollar equivalents. There is therefore risk that the Energy Group's development efforts in such countries may from time to time be adversely affected by such changes on a temporary or long-term basis.

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

                                        OTHER

          During 1997 and early 1998 Ogden substantially completed the disposition of its non-core businesses, principally through the sale of the remaining Facility Services operations (New York Region) which provided facility management, maintenance, janitorial and manufacturing support services and the sale of the Charlotte, North Carolina, Binghamton, New York and Cork, Ireland operations of Atlantic Design Company, Inc. Atlantic Design continues to provide contract manufacturing at its remaining facility located in Reynosa, Mexico near the boarder with McAllen, Texas which operations are supported by the administrative officers located in Charlotte, North Carolina.

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

                                  OTHER INFORMATION

MARKETS, COMPETITION AND GENERAL BUSINESS CONDITIONS

          Ogden's Entertainment, Aviation and Energy segments businesses can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restrictions and controls, natural disasters, energy shortages, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which Ogden has no control.

          Energy's Independent Power business faces a domestic market that is expected to change substantially in the years ahead from a mature, highly regulated and uncompetitive market for energy services to a less regulated and more competitive market as utilities restructure for deregulation and termination of their traditional monopolies. The international market for energy services is characterized by a large demand and much competition for projects within a relatively immature market framework.

          The domestic market for Energy's waste-to-energy services has largely matured and is now heavily regulated. New opportunities for domestic
projects are expected to be scarce for the foreseeable future.   Foreign
demand for waste to energy projects is also expected to exist only in unique circumstances where other disposal options are unavailable or unusually costly. This reflects a number of factors that adversely affected communities' willingness to make long-term capital commitments to waste disposal projects, including: declining prices at which energy can be sold; declining alternative disposal costs; uncertainties about the impact of recycling on the waste stream; and continuing concerns arising from the Clean Air Act Amendments of 1990. Another factor adversely affecting the demand for new waste-to-energy projects was a 1994 United States Supreme Court decision invalidating state and local laws and regulations mandating that waste generated within a given jurisdiction be taken to a designated facility. See "Flow Control". Notwithstanding the decline in opportunities for new waste-to-energy facilities, OWTE believes there may be opportunities at existing facilities for expansion. Many of these factors also impact, to varying degrees, the competitiveness of the pricing established by Client Communities at OWTE's operating projects. For example, in most of the markets that OWTE currently serves, the cost of waste-to-energy services is competitive with the cost of other disposal alternatives, mainly landfilling. However, much of the landfilling done in the United States is done on a spot market or through short-term contracts (less than 5 years), and the resulting price volatility means that market prices may at times be lower than prices at waste-to-energy facilities, which, like OWTE's, are typically based on long-term contracts and pricing. In addition, the cost competitiveness of operating waste-to-energy facilities also depends on the prices at which the facility can sell the energy it generates, and the additional charges that some Client Communities add to their fee structures.

The Energy group's water and wastewater business faces an immature but developing domestic market for private water and wastewater services, and, like energy, a large foreign demand within an immature marketplace.

          Competition for business is intense in all the domestic and foreign markets in which Ogden conducts or intends to conduct its businesses and its businesses are subject to a variety of competitiveness and market influences which are different for each of its three principal businesses. The economic climate can adversely affect several of Ogden's operations, including, but not limited to, domestic and foreign government regulations, fewer airline flights, reduced in-flight meals and flight cancellations in the Aviation group and reduced event attendance in its Entertainment group. In addition, disputes between owners of professional sports organizations and the professional players of such organizations have affected and may continue to affect the operations of the Entertainment group. Ogden's Entertainment, Aviation and Energy groups expend substantial amounts for the development of new businesses, some of which expenditures are capitalized. The financial support required to undertake some of these activities comes from Ogden. Beyond staffing costs, expenditures can include the costs of contract and site acquisition, feasibility and environmental studies, technical and financial analysis, and in some cases the preparation of extensive proposals in response to public or private requests for proposals. Development of some projects by the Entertainment, Aviation and Energy groups involves substantial risks which are not within their control. Success of a project may depend upon obtaining in a timely manner acceptable contractual arrangements and financing, appropriate sites, acceptable licenses, environmental permits and governmental approvals. Even after the required contractual arrangements are achieved, implementation of the project often is subject to substantial conditions that may be outside the control of the group. If development opportunities in which Ogden's businesses are involved are no longer viewed as viable, any capitalized costs are written off as an expense. In some, but not all, circumstances, the applicable Entertainment, Aviation or Energy group will make contractual arrangements for the partial recovery of development costs if the project fails to be implemented for reasons beyond its control.

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

EMPLOYEE AND LABOR RELATIONS

          As of March 1, 1997, Ogden and its subsidiaries had approximately 28,400 U.S. and foreign employees.

          Certain employees of Ogden are employed pursuant to collective bargaining agreements with various unions. During 1997 Ogden successfully renegotiated collective bargaining agreements in certain of its business sectors with no strike-related loss of service. Ogden considers relations with its employees to be good and does not anticipate any significant labor disputes in 1998.

ENVIRONMENTAL REGULATORY LAWS

          (a) DOMESTIC. Ogden's business activities in the United States are pervasively regulated pursuant to Federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state, and local laws, comprehensively govern the generation, transportation, storage, treatment, and disposal of solid waste, and also regulate the storage and handling of petroleum products, including hazardous waste (such laws and the regulations thereunder, "Environmental Regulatory Laws").

          The Environmental Regulatory Laws and other federal, state, and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") (collectively, "Environmental Remediation Laws"), make Ogden potentially liable on a joint and several basis for any environmental contamination which may be associated with the Aviation group's activities (including fueling) and the activities at sites, including landfills, which the Energy Group's subsidiaries have owned, operated, or leased or at which there has been disposal of residue or other waste handled or processed by such subsidiaries or at which there has been disposal of waste generated by the Aviation groups activities. Through its subsidiaries, the Energy Group leases and operates a landfill in Haverhill, Massachusetts, and leases a landfill in Bristol, Connecticut, in connection with its projects at those locations. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some Service Agreements provide for indemnification of the operating subsidiaries from some such liabilities.

          The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of waste-to-energy, independent power and water and wastewater projects. There can be no assurance that all required permits will be issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Failure to meet conditions of these permits or of the Environmental Regulatory Laws and the corresponding regulations can subject an Operating Subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include monetary penalties, and orders requiring certain remedial actions or limiting or prohibiting operation. Ogden's Aviation groups fueling activities also must comply with various regulatory and permitting requirements and can be subject to regulatory enforcement actions. To date, Ogden has not incurred material penalties, been required to incur material capital costs or additional expenses, nor been subjected to material restrictions on its operations as a result of violations of environmental laws, regulations, or permits.

          The Environmental Regulatory Laws and Federal and state governmental regulations and policies governing their enforcement are subject to revision. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants for storage and handling of petroleum products or for solid or hazardous waste or ash handling and disposal. Thus as new technology is developed and proven, it may be required to be incorporated into new facilities or major modifications to existing facilities. This new technology may often be more expensive than that used previously.

          The Clean Air Act Amendments of 1990 required EPA to promulgate New Source Performance Standards ("NSPS") and Emission Guidelines ("EG") applicable to new and existing municipal waste combustion units for particulate matter (total and fine), opacity, sulfur dioxide, hydrogen chloride, oxides of nitrogen, carbon monoxide, dioxins and dibenzofurans.

          The NSPS and EG, which were issued in final form in 1995, will require capital improvements or operating changes to most of the waste-to-energy facilities operated by OWTE to control emissions of nitrogen oxides, organics, mercury and acid gases. The timing and cost of the modifications required at OWTE facilities will depend on the provisions of implementing regulations that states must adopt and EPA approve. The deadline for states to submit their implementing regulations was December 19, 1996. On December 6, 1996, however, the Court of Appeals for the D.C. Circuit vacated the NSPS and EG in its decision in DAVIS COUNTY SOLID WASTE MANAGEMENT AND ENERGY RECOVERY SPECIAL SERVICES DISTRICT V. USEPA. Most states suspended preparation of their implementation plans as a result. Following a petition for reconsideration, on April 8, 1997 the Court vacated the NSPS and EG only as they apply to individual combustion units of less than 250 ton per day capacity. OWTE operates only one facility with units of this size. The NSPS and EG applicable to units greater than or equal to 250 tons per day was remanded to EPA with the direction that EPA review and modify any emission limits that were inconsistent with the Court's decisions.
 EPA issued a final rule that took effect on October 24, 1997 which slightly revised the emission limits for NOX, SO2, HCl, and lead, tightening all but the NOX limit. While the compliance deadline for the 1995 NSPS and EG remains as December 19, 2000, the deadline for these four revised limits is August 26, 2002.

States have now resumed submitting their plans for both the original and revised NSPS and EG limits. While there is technically about 21 additional months in which to achieve compliance with the revised emission limits, as a practical matter the capital and operating changes necessary to meet them is very nearly identical to that needed to achieve the prior NSPS and EG limits.
 OWTE anticipates that projects to install all new equipment needed to achieve the applicable new limits under the NSPS and EG will be undertaken in a single effort, to be completed by December 19, 2000.

          The costs to meet new rules for existing facilities owned by Client Communities generally will be borne by the Client Communities. For projects owned or leased by Ogden and operated under a Service Agreement, the Client Community has the obligation to fund such capital improvements, to which Ogden may be required to make an equity contribution. In certain cases, Ogden is required to fund the full cost of these capital improvements at those facilities that are either not operated pursuant to a Service Agreement or whose Service Agreement does not require the costs to be borne by the Client Community. The Company estimates that its commitments for these capital improvements will total approximately $40 million between 1998 and 2000. Only moderate additional costs are likely to be incurred between 2000 and 2002. OWTE believes that most costs incurred to meet EG and operating permit requirements at facilities it operates may be recovered from Client Communities and other users of its facilities through increased service fees permitted under applicable contracts. Such increased service fees will be paid for either out of their general revenues or by increasing fees charged to facility users by the Client Community. Because of the reluctance or inability of some municipalities to increase taxes, or tipping fees if the market may not bear the increase without some loss of waste deliveries, Client Communities may seek to have OWTE subsidize the cost, or modify its contractual relationship.

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

          Pursuant to Federal Public Utility Regulatory Policies Act ("PURPA"), the Federal Energy Regulatory Commission ("FERC") has promulgated regulations that exempt qualifying facilities (facilities meeting certain size, fuel and ownership requirements, or "QFs") from compliance with certain provisions of the Federal Power Act ("FPA"), the Public Utility Holding Company Act of 1935 ("PUHCA"), and, except under certain limited circumstances, state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was enacted in 1978 to encourage the development of cogeneration facilities and small facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to qualifying facilities from the FPA and PUHCA and most aspects of state electric utility regulation are of great importance to the Energy Group and its competitors in the waste-to-energy and independent power industries.

          State public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from the Group's projects. PURPA requires that electric utilities purchase electric energy produced by QFs' at negotiated rates or at a price equal to the incremental or "avoided" cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. PURPA does not require public utilities to enter into long-term contracts.

          Under PUHCA, any entity owning or controlling ten percent or more of the voting securities of a "public utility company" or company which is a "holding company" of a public utility company is subject to registration with the Securities and Exchange Commission (the "SEC") and regulation by the SEC unless exempt from registration. Under PURPA, most projects that satisfy the definition of a "qualifying facility" are exempt from regulation under PUHCA.
 Under the Energy Policy Act of 1992, projects that are not QFs under PURPA but satisfy the definition of an "exempt wholesale generator" ("EWG") are not public utility companies under PUHCA. Finally, projects that satisfy the definition of "foreign utility companies" are exempt from regulation under PUHCA. The Energy Group believes that all of its projects involved in the generation, transmission and/or distribution of electricity, both domestically and internationally, will qualify for an exemption from PUHCA and that it will not be required to register with the SEC.

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

          In addition, the FERC, many state public utility commissions and Congress are currently studying a number of proposals to restructure the electric utility industry in the United States to permit utility customers to choose their utility supplier in a competitive electric energy market. The FERC has issued a series of orders requiring utilities to offer wholesale customers and suppliers open access on their transmission lines on a comparable basis to the utilities' own use of the line. All public utilities have already filed "open access" tariffs to implement this requirement. The utilities contend that they should recover from departing customers their fixed costs that will be "stranded" by the ability of their wholesale customers (and perhaps eventually, their retail customers) to choose new electric power suppliers. These include the costs utilities are required to pay under many QF contracts which the utilities view as excessive when compared with current market prices. Many utilities are therefore seeking ways to lower these contract prices, or rescind or buy out these contracts altogether, out of concern that their shareholders will be required to bear all or part of such "stranded" costs. Regulatory agencies to date have recognized the continuing validity of approved power purchase agreements.
At the same time, regulatory agencies have encouraged renegotiation of power contracts where rate payer savings can be achieved as a result. Future U.S. electric rates may be deregulated in a restructured U.S. electric utility industry and increased competition may result in lower rates and less profit for U.S.

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

          The rates OWTE charges its Client Communities are generally competitive with other disposal options. Some Client Communities have experienced erosion of waste deliveries, but overall 1997 deliveries to OWTE facilities generally were consistent with 1996 levels, and higher than 1995
levels.   Under most Service Agreements, the Client Community bears the economic impact of waste delivery shortfalls. Client Communities are now evaluating options to attract additional waste to facilities. Certain of these options have been tested in the federal courts and sustained.

          During 1997, New Jersey's system of flow control, which had been tested in the Federal courts since 1994, was finally ruled unconstitutional. This ruling, which was expected, has adversely affected the ability of OWTE's two New Jersey Client Communities (public authorities for Union County and Warren County) to continue to attract sufficient waste flows at the prices previously charged, which were among the highest in the nation. OWTE and these Client Communities have since worked cooperatively to adjust pricing in order to avoid interruptions in waste flow to each Facility, while at the same time negotiating a comprehensive restructuring of the Service Agreements in order to provide a mutually acceptable long term solution. Any such solution is likely to involve two key features: the dedication of public funds to pay for significant portions of project debt; and the acceptance by OWTE of additional risk with respect to securing cash flows (either from tipping fees or energy revenues) to each Facility. As these negotiations are proceeding, state legislation has been introduced that would create a source of funding for payment of project debt service. There can be no assurance, however, that an acceptable contractual and legislative resolution will be achieved. If such a resolution cannot be achieved, these Client Communities may be forced to default on their obligations, including obligations to bondholders, in which case a restructuring would need to be addressed between the OWTE and
each project's lenders and credit enhancement providers.   The State of New
Jersey has publicly stated that it will not allow a bond default to occur.

          Although it is likely that the Supreme Court's decision has adversely affected the market for new waste-to-energy facilities, other factors are believed by Ogden to be more significant for low projected market activity. SEE OTHER INFORMATION: Markets, Competition, and General Business Conditions.

ASH RESIDUE

          In 1994, the United States Supreme Court held that municipal solid waste ash residue demonstrated by testing to possess hazardous characteristics is subject to Resource Conservation and Recovery Act's provisions for management as a hazardous waste relating to transportation, disposal and treatment downstream of the point of generation. The Supreme Court's ruling has not had a significant impact on OWTE's business.

Item 2.   PROPERTIES

          Ogden's executive offices are located at Two Pennsylvania Plaza, New York, New York 10121, pursuant to a lease that expires on April 30, 2008, subject to an option by Ogden to renew the lease for an additional five years. Ogden Services Corporation also owns a 12,000 square-foot warehouse and office facility located in Long Island City, New York.

          (a) Entertainment and Aviation

          The Entertainment and Aviation groups own and lease buildings in various areas in the United States and several foreign countries which house office and warehousing operations. The leases range from a month-to-month term to as long as five years.

          Entertainment operates Fairmount Park racetrack pursuant to a long-term lease which expires in 2017. Fairmount Park conducts thoroughbred and harness racing on a 150-acre site located in Collinsville, Illinois, eight miles from downtown St. Louis. Entertainment also (i)owns a 148-acre site located at East St. Louis, Illinois; (ii) owns and operates Grizzly Park, a nature-based entertainment facility located on approximately 25-acres near Yellowstone National Park in West Yellowstone, Montana; and pursuant to a lease agreement with the State of Florida, which expires in 2008 has a leasehold interest in Silver Springs (a 250-acre nature-based park) and Wild Waters (a 6-acre park) featuring a variety of water slides and events, located near Ocala, Florida.

          Entertainment operates Fairmount Park racetrack pursuant to a long term lease which expires in 2017. Fairmount Park conducts thoroughbred and harness racing on a 150 acre site located in Collinsville, Illinois, eight miles from downtown St. Louis. Entertainment also owns a 148 acre site located at East St. Louis, Illinois.

          Entertainment also owns and operates Grizzly Park, a nature-based entertainment facility located on approximately 25 acres near Yellowstone National Park in West Yellowstone, Montana. Pursuant to a lease agreement with the State of Florida, which expires in 2008, Entertainment also has a leasehold interest in Silver Springs, a 250-acre nature based park, and Wild Waters, a 6-acre park featuring a variety of water slides and events. Both parks are located near Ocala, Florida.

          The Aviation group's fueling business leases fueling installations located at various airports in the United States and Canada. The Aviation group's in-flight food service operation facilities, aggregating approximately 600,000 square feet, are leased, except at Newark which is owned.

          (b) Energy

          The principal executive offices of Ogden Energy Group, Inc. are located in Fairfield, New Jersey, in an office building located on a 5.4 acre site owned by Ogden Projects, Inc. It also leases approximately 47,000 square feet of office space in Fairfax, Virginia.

          The following table summarizes certain information relating to the locations of the properties owned or leased by Ogden Energy Group, Inc. or its subsidiaries as of March 1, 1998.


                                        APPROXIMATE
                                        SITE SIZE
LOCATION                                IN ACRES            SITE USE                           NATURE OF INTEREST(1)
--------                                -----------         --------                           ---------------------
1.  Fairfield, New Jersey               5.4                 Office space                       Own

2.  Marion County, Oregon               15.2                Waste-to-energy facility           Own

3.  Alexandria/Arlington,
    Virginia                            3.3                 Waste-to-energy facility           Lease

4.  Bristol, Connecticut                18.2                Waste-to-energy facility           Own

5.  Bristol, Connecticut                35.0                Landfill                           Lease

6.  Indianapolis, Indiana               23.5                Waste-to-energy facility           Lease

7.  Stanislaus County, California       16.5                Waste-to-energy facility           Lease

8,  Babylon, New York                    9.5                Waste-to-energy facility           Lease

9.  Haverhill, Massachusetts            12.7                Waste-to-energy facility           Lease

10. Haverhill, Massachusetts            16.8                RDF processing facility            Lease

11. Haverhill, Massachusetts            20.2                Landfill                           Lease

12. Lawrence, Massachusetts             11.8                RDF power plant                    Own

13. Lake County, Florida                15.0                Waste-to-energy facility           Own

14. Wallingford, Connecticut            10.3                Waste-to-energy facility           Lease

15. Fairfax County, Virginia            22.9                Waste-to-energy facility           Lease

16. Montgomery County,                  35.0                Waste-to-energy facility           Lease
    Maryland

17. Huntington, New York                13.0                Waste-to-energy facility           Lease

18. Warren County, New Jersey           19.8                Waste-to-energy facility           Lease



                                        APPROXIMATE
                                        SITE SIZE
LOCATION                                IN ACRES            SITE USE                           NATURE OF INTEREST(1)
--------                                -----------         --------                           ---------------------
19. Hennepin County, Minnesota          14.6                Waste-to-energy facility           Lease

20. Tulsa, Oklahoma                     22.0                Waste-to-energy facility           Lease

21. Onondaga County, New York           12.0                Waste-to-energy facility           Lease

22. New Martinsville, W. VA             N/A                 Hydroelectric Power Generating     Lease

23. Heber, California                   N/A                 Geothermal Power Plant             Lease

24. Heber, California                   N/A                 Geothermal Power Plant             Lease

25. Bataan, Philippines                 3,049 sq. meters    Diesel Power Plant                 Lease

26. Zhejiang Province,                  N/A                 Coal-fired                         Land Use Right
    Peoples Republic of                                     Cogeneration Facility              reverts to China
    China                                                                                      Joint Venture Partner
                                                                                               Upon termination of
                                                                                               Joint Venture
                                                                                               Agreement.

27. Shandong Province,                  N/A                 Coal-fired                         Land Use Right
    Peoples Republic of                                     Cogeneration Facility              reverts to China Joint
    China                                                                                      Venture Partner upon
                                                                                               termination of Joint
                                                                                               Venture Agreement.

28. Jiangsu Province,                   N/A                 Coal-fired                         Land Use Right
    Peoples Republic of                                     Cogeneration Facility              reverts to China Joint
    China                                                                                      Venture Partner upon
                                                                                               termination of Joint
                                                                                               Venture Agreement

29. Jiangsu Province,                   N/A                 Coal-fired                         Land Use Right
    Peoples Republic of                                     Cogeneration Facility              reverts to China Joint
    China                                                                                      Venture Partner upon
                                                                                               termination of Joint Venture
                                                                                               Agreement

30. Casa Diablo Hot Springs,            1510                Geothermal Projects                Land Use Rights from
    California                                                                                 Geothermal Resource
                                                                                               Lease

31. Rockville, Maryland                 N/A                 Landfill Gas Project               Lease

32. San Diego, California               N/A                 Landfill Gas Project               Lease



                                        APPROXIMATE
                                        SITE SIZE
LOCATION                                IN ACRES            SITE USE                           NATURE OF INTEREST(1)
--------                                -----------         --------                           ---------------------
33. Oxnard, California                  N/A                 Landfill Gas Project               Lease

34. Sun Valley, California              N/A                 Landfill Gas Project               Lease

35. Salinas, California                 N/A                 Landfill Gas Project               Lease

36. Santa Clara, California             N/A                 Landfill Gas Project               Lease

37. Stockton, California                N/A                 Landfill Gas Project               Lease


38. Los Angeles, California             N/A                 Landfill Gas Project               Lease

39. Burney, California                  40                  Wood Waste Project                 Lease

40. Jamestown, California               26                  Wood Waste Project                 Own (50%)

41. Westwood, California                60                  Wood Waste Project                 Own

42. Oroville, California                43                  Wood Waste Project                 Lease

43. Penobscot County, Maine             N/A                 Hydroelectric Project              Own (50%)

44. Whatcom County, Washington          N/A                 Hydroelectric Project              Own (50%)

45. Weeks Falls, Washington             N/A                 Hydroelectric Project              Lease



_______________________

(1) All ownership or leasehold interests are subject to material liens in connection with the financing of the related project, except those listed above under items 1, 26-29, and 31-42. In addition, all leasehold interests extend at least as long as the term of applicable project contracts, and several of the leasehold interests are subject to renewal and/or purchase options.

ITEM 3.   LEGAL PROCEEDINGS

          The Company has various legal proceedings involving matters arising in the ordinary course of business. The Company does not believe that there are any pending legal proceedings other than ordinary routine litigation incidental to its business to which the Company or any of its subsidiaries is a party or to which any of their property is subject, the outcome of which would have a material adverse effect on the Company's consolidated financial statements.

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

          The potential costs related to all of the foregoing matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery, and the questionable level of the Company's responsibility. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that currently required remediation and continuing compliance with environmental laws will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the security holders of Ogden during the fourth quarter of 1997.

          EXECUTIVE OFFICERS OF OGDEN

          Set forth below are the names, ages, position and office held and year appointed, of all "executive officers" (as defined by Rule 3b-7 of the Securities Exchange Act of 1934) of Ogden as of March 1, 1998:

                                                                    CONTINUALLY
                                                                     AN OGDEN
                          POSITION AND                               EXECUTIVE
     NAME                 OFFICE HELD         AGE AS OF 3/1/98     OFFICER SINCE
     ----                 -----------         ----------------     -------------

R. Richard Ablon       Chairman of the             48                 1987
                       Board, President &
                       Chief Executive
                       Officer

Scott G. Mackin        Executive Vice              41                 1992
                       President

Jesus Sainz            Executive Vice              54                 1998
                       President

Philip G. Husby        Senior Vice                 51                 1991
                       President and Chief
                       Financial Officer

Lynde H. Coit          Senior Vice                 43                 1991
                       President and
                       General Counsel

                                                                    CONTINUALLY
                                                                     AN OGDEN
                          POSITION AND                               EXECUTIVE
     NAME                 OFFICE HELD         AGE AS OF 3/1/98     OFFICER SINCE
     ----                 -----------         ----------------     -------------

Rodrigo Arboleda       Senior Vice                 57                 1995
                       President, Business
                       Development, Latin
                       America

David L. Hahn          Senior Vice                 46                 1995
                       President, Aviation

Quintin G. Marshall    Senior Vice                 36                 1995
                       President, Corporate
                       Development

Gary D. Perusse        Senior Vice                 49                 1996
                       President, Risk
                       Management

Peter Allen            Senior Vice                 61                 1998
                       President

Bruce W. Stone         Executive Vice              50                 1997
                       President for Waste-
                       to-Energy Operations
                       and Managing
                       Director-Ogden
                       Energy Group, Inc.

B. Kent Burton         Vice President,             46                 1997
                       Policy and
                       Communications

Peter Cain             Vice President,             40                 1997
                       Finance and
                       Treasurer

                                                                    CONTINUALLY
                                                                     AN OGDEN
                          POSITION AND                               EXECUTIVE
     NAME                 OFFICE HELD         AGE AS OF 3/1/98     OFFICER SINCE
     ----                 -----------         ----------------     -------------

Robert M. DiGia        Vice President,             73                 1965
                       Controller and Chief
                       Accounting Officer

Kathleen Ritch         Vice President and          55                 1981
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

     The following briefly describes the business experience, the principal occupation and employment of the foregoing Executive Officers during the past five years:

     R. Richard Ablon has been President and Chief Executive Officer of Ogden since May 1990 and Chairman of the Board since May, 1996.

     Scott G. Mackin, considered an Executive Officer of Ogden since 1992, was elected Executive Vice President of Ogden in 1997. He has been President and Chief Operating Officer of Ogden Energy Group, Inc., since January 1991.

     Jesus Sainz served as an Ogden director from 1994 until his resignation on January 1, 1998. On January 15, 1998 he was elected Executive Vice President of Ogden. Mr. Sainz also serves as Executive Vice Chairman of Trebol International, S.A., a private Spanish company which he created in 1984 which holds interests in companies operating in such fields as foreign trade, fast food, real estate, etc.

     Philip G. Husby has been Senior Vice President and Chief Financial Officer of Ogden for more than the past five years.

     Lynde H. Coit has been a Senior Vice President and General Counsel of Ogden more than the past five years.

     Rodrigo Arboleda was elected Senior Vice President of Ogden in January 1995. Since 1992, he has served as Senior Vice President-Business Development for Latin America of Ogden Services Corporation.

     David L. Hahn was elected Senior Vice President, Aviation of Ogden in January 1995 and is currently Chief Operating Officer of Ogden's Aviation group. He previously served as Vice President-Marketing of Ogden Services Corporation for more than the past five years.

     Quintin G. Marshall was elected Senior Vice President - Corporate Development of Ogden on January 16, 1997. From October 1995 to January 1997 he served as Ogden's Vice President - Investor Relations. From May 1993 to October 1995 he served as Managing Director of CDA Investment Technologies, a division of Thomson Financial. From July 1992 to May 1993 he served as Senior Vice President at Gavin Andersen & Company, an investor relations consulting firm. From September 1986 to March 1992 he served first as Managing Director and then Co-Chief Operations Officer of Georgeson & Company, a proxy solicitation and consulting company.

     Gary D. Perusse was elected Senior Vice President - Risk Management in September, 1996. Prior thereto he had served as Director - Risk Management of Ogden for more than the past five years.

     Peter Allen has served as Senior Vice President and General Counsel of Ogden Services Corporation for more than the past five years. He was elected a Senior Vice President of Ogden in January 1998.

     Bruce W. Stone was designated an Executive Officer of Ogden in 1997. Mr. Stone served as Co-President and Chief Operating Officer of Ogden Projects, Inc. and the Energy Group between October 5, 1990 and January 29, 1991 he currently serves as Executive Vice President and Managing Director of Ogden Energy Group, Inc., a position he has held since January 29, 1991.

     B. Kent Burton has served as Senior Vice President of the Ogden Energy Group, Inc. since January 16, 1997 in Political Affairs and lobbying activities and was elected Vice President - Policy and Communications of Ogden in May 1997.

     Peter Cain has served in various financial capacities as a senior officer of many of Ogden's major subsidiaries for more than ten (10) years. He served as Ogden's Vice President of Finance since 1997 and was appointed Ogden's Treasurer in 1998.

     Robert M. DiGia has been Vice President, Controller and Chief Accounting Officer of Ogden for more than the past five years.

     Kathleen Ritch has been Vice President and Secretary of Ogden for more than the past five years.

                                      PART II

ITEM 5.   MARKET FOR OGDEN'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The principal U.S. market for Ogden's common stock and $1.875 cumulative convertible preferred stock is the New York Stock Exchange, Inc. (the "NYSE"). As of March 1, 1998, the approximate number of record holders of Ogden common stock was 7,345. Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Page 50 of Ogden's 1997 Annual Report to Shareholders. The prices set forth therein are as reported on the consolidated transaction reporting system of the NYSE

ITEM 6.   SELECTED FINANCIAL DATA

          Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Page 26 of Ogden's 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Pages 22 through 25 of Ogden's 1997 Annual Report to Shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Pages 26 through 47 and Page 50 of Ogden's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable.

                                      PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF OGDEN

           Pursuant to General Instruction G (3), the information regarding directors called for by this item is hereby incorporated by reference from Ogden's 1998 Proxy Statement to be filed with the Securities and Exchange Commission. The information regarding officers called for by this item is included at the end of Part I of this document under the heading "Executive Officers of Ogden."

ITEM 11.   EXECUTIVE COMPENSATION

           Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 1998 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 1998 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 1998 Proxy statement to be filed with the Securities and Exchange Commission.

                                      PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   Listed below are the documents filed as a part of this report:

     1). All financial statements contained on pages 27through 47 and the Independent

           Auditors' Report on page 48 of Ogden's 1997 Annual Report to Shareholders are incorporated herein by reference.

     2).   Financial statement schedules as follows:

           (i) Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995.

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

                 Bank of New York, Trustee, relating to Ogden's $100 million debt offering.*

     10.0     Material Contracts

     10.1 Credit Agreement by and among Ogden, The Bank of New York, as Agent and the signatory bank Lenders thereto dated as of September 20, 1993.*

              (i)   Amendment to Credit Agreement, dated as of November 16,
                    1995.*

     10.1(a) U.S. $95 million Term Loan and Letter of Credit and Reimbursement Agreement among Ogden, the Deutsche Bank AG, New York Branch and the signatory Banks thereto, dated March 26, 1997. Filed as
              Exhibit 10.6 to Ogden's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.*

     10.1(b) $200 million Credit Agreement among Ogden, The Bank of New York as Agent and the signatory Lenders thereto, dated as of June 30, 1997. Filed as Exhibit 10.1() to Ogden's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference.*

     10.2 Stock Purchase Agreement, dated May 31, 1988, between Ogden and Ogden Projects, Inc.*

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

              (a)   Ogden Corporation 1990 Stock Option Plan.*

              (i) Ogden Corporation 1990 Stock Option Plan as Amended and Restated as of January 19, 1994.*


              (ii) Amendment adopted and effective as of September 18, 1997. Transmitted herewith as Exhibit 10.7(b)(ii).

              (b)   Ogden Services Corporation Executive Pension Plan.*

              (c)   Ogden Services Corporation Select Savings Plan.*

                    (i) Ogden Services Corporation Select Savings Plan Amendment and Restatement as of January 1, 1995.*

                    (ii) Amendment Number One to the Ogden Services Corporation Select Savings Plan as amended and Restated January 1, 1995, effective January 1, 1998. Transmitted herewith as Exhibit 10.7(c)(ii).

              (d)   Ogden Services Corporation Select Savings Plan Trust.*

                    (i) Ogden Services Corporation Select Savings Plan Trust Amendment and Restatement dated as of January 1, 1995.*

              (e)   Ogden Services Corporation Executive Pension Plan Trust.*

              (f) Changes effected to the Ogden Profit Sharing Plan effective January 1, 1990.*

              (g)   Ogden Corporation Profit Sharing Plan.*

                    (i) Ogden Profit Sharing Plan as amended and restated January 1, 1991 and as in effect through January 1, 1993.*

                    (ii) Ogden Profit Sharing Plan as amended and restated effective as of January 1, 1995.*

              (h)   Ogden Corporation Core Executive Benefit Program.*

              (i)   Ogden Projects Pension Plan.*

              (j)   Ogden Projects Profit Sharing Plan.*

              (k)   Ogden Projects Supplemental Pension and Profit Sharing
                    Plans.*

              (l)   Ogden Projects Employee's Stock Option Plan.*

                    (i) Amendment, dated as of December 29, 1994 to the Ogden Projects Employees' Stock Option Plan. Transmitted herewith as Exhibit 10.7 (u)(i).*

              (m)   Ogden Projects Core Executive Benefit Program.*

              (n) Form of amendments to the Ogden Projects, Inc. Pension Plan and Profit Sharing Plans effective as of January 1, 1994.*

                    (i) Form of Amended Ogden Projects, Inc. Profit Sharing Plan, effective as of January 1, 1994. Transmitted herewith as Exhibit 10.7 (w)(i).*

                    (ii) Form of Amended Ogden Projects, Inc. Pension Plan, effective as of January 1, 1994. Transmitted herewith as Exhibit 10.7 (w)(ii).*

              (o)   Ogden Corporation CEO Formula Bonus Plan.*

              (p) Ogden Key Management Incentive Plan. Transmitted herewith as Exhibit 10.7(p).

     10.8     Employment Agreements

     (a) Employment Letter Agreement between Ogden and Lynde H. Coit dated January 30, 1990.*

     (b) Employment Agreement between Ogden and R.Richard Ablon dated as of May 24, 1990.*

              (i) Letter Amendment Employment Agreement between Ogden and R. Richard Ablon dated as of October 11, 1990.*

     (c) Employment Agreement between Ogden and C. G. Caras dated as of July 2, 1990.*

              (i)   Letter Amendment to Employment Agreement between Ogden

                    Corporation and C.G. Caras, dated as of October 11, 1990.*

              (ii) Termination Agreement between C.G. Caras and Ogden dated April 30, 1996.*

     (d) Employment Agreement between Ogden and Philip G. Husby as of July 2, 1990.*

     (e) Termination Letter Agreement between Maria P. Monet and Ogden dated as of October 22, 1990.*

     (f) Letter Agreement between Ogden Corporation and Ogden's Chairman of the Board, dated as of January 16, 1992.*

     (g) Employment Agreement between Ogden and Ogden's Chief Accounting Officer dated as of December 18, 1991.*

     (h) Employment Agreement between Scott G. Mackin and Ogden Projects, Inc. dated as of January 1, 1994.*

              (i) Letter Amendment to Employment Agreement between Ogden Projects, Inc. and Scott G. Mackin, dated December 20, 1996.*

     (i) Employment Agreement between David L. Hahn and Ogden Corporation, dated December 1, 1995.*

     (j) Employment Agreement between Ogden Services Corporation and Rodrigo Arboleda dated January 1, 1997.*

     (k) Employment Agreement between Ogden Projects, Inc. and Bruce W. Stone dated June 1, 1990.*

              (i)   Employment Agreement between Ogden Corporation and Quintin
                    G. Marshall, dated October 30, 1996.*

     (l) Employment Agreement's between Ogden Corporation and Jesus Sainz, effective as of January 1, 1998. Transmitted herewith as Exhibit 10.8(m).

     10.9 First Amended and Restated Ogden Corporation Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Mission Funding Zeta and Pitney Bowes Credit Corporation.*

     10.10 Ogden Corporation Guaranty Agreement as of January 30, 1992 by Ogden Corporation for the benefit of Allstate Insurance Company and Ogden Martin Systems of Huntington Resource Recovery Nine Corporation.*

     11 Ogden Corporation and Subsidiaries Detail of Computation of Earnings Applicable to Common Stock for the years ended December 31, 1997, 1996 and 1995.*

     13 Those portions of the Annual Report to Stockholders for the year ended December 31, 1997, which are incorporated herein by reference. Transmitted herewith as Exhibit 13.

     21       Subsidiaries of Ogden.  Transmitted herewith as Exhibit 21.

     23       Consent of Deloitte & Touche LLP. Transmitted herewith as Exhibit
              23.

     27       Financial Data Schedule (EDGAR Filing Only).

     * INCORPORATED BY REFERENCE AS SET FORTH IN THE EXHIBIT INDEX OF THIS ANNUAL REPORT ON FORM 10-K.

     (b) No Reports on Form 8-K were filed by Ogden during the fourth quarter of 1997.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OGDEN CORPORATION


DATE: MARCH 12, 1998
                                             By /s/ R. Richard Ablon
                                               ---------------------------------
                                                  R. Richard Ablon
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

          SIGNATURE                          TITLE
          ---------                          -----

/s/ R. Richard Ablon               Chairman of the Board, President and Chief
------------------------------     Executive Officer and Director
R. RICHARD ABLON


/s/ Ralph E. Ablon                 Director
------------------------------
RALPH E. ABLON


/s/ Philip G. Husby                Senior Vice President and Chief Financial
------------------------------     Officer
PHILIP G. HUSBY


/s/ Robert M. Digia                Vice President, Controller and Chief
------------------------------     Accounting Officer
ROBERT M. DIGIA


/s/ David M. Abshire               Director
------------------------------
DAVID M. ABSHIRE


/s/ Norman G. Einspruch            Director
------------------------------
NORMAN G. EINSPRUCH

/s/ Jeffrey F. Friedman            Director
------------------------------
JEFFREY F. FRIEDMAN


/s/ Attallah Kappas                Director
------------------------------
ATTALLAH KAPPAS



                                   Director
------------------------------
TERRY ALLEN KRAMER


/s/ JUDITH D. MOYERS               Director
------------------------------
JUDITH D. MOYERS


                                   Director
------------------------------
HOMER A. NEAL


/s/ Stanford S. Penner             Director
------------------------------
STANFORD S. PENNER


/s/ Frederick Seitz                Director
------------------------------
FREDERICK SEITZ


/s/ Robert E. Smith                Director
------------------------------
ROBERT E. SMITH


/s/ Helmut F.o. Volcker            Director
------------------------------
HELMUT F.O. VOLCKER


/s/ Abraham Zaleznik               Director
------------------------------
ABRAHAM ZALEZNIK

INDEPENDENT AUDITORS' REPORT
----------------------------

The Board of Directors and Shareholders of
Ogden Corporation:

We have audited the consolidated financial statements of Ogden Corporation and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 27, 1998, which report includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 121; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Ogden Corporation and subsidiaries, included in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
New York, New York
February 27, 1998


                                                                                                                        SCHEDULE II

                                           OGDEN CORPORATION AND SUBSIDIARIES
                                           VALUATION AND QUALIFYING ACCOUNTS

                                          FOR THE YEAR ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------------------------------------------------------------
            COLUMN A                              COLUMN B                      COLUMN C                 COLUMN D      COLUMN E
                                                                               ADDITIONS
                                                                      -----------------------------
                                                  BALANCE AT          CHARGED TO                                       BALANCE AT
                                                  BEGINNING           COSTS AND        CHARGED TO                        END OF
          DESCRIPTION                             OF PERIOD           EXPENSES       OTHER ACCOUNTS      DEDUCTIONS      PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
Allowances deducted in the balance sheet
from the assets to which they apply:

Doubtful receivables - current                   $32,783,000         $ 7,204,000      $  64,000 (A) $ 3,012,000 (B)   $37,039,000

Deferred charges on projects                       7,000,000           3,670,000                      7,000,000 (C)     3,670,000
                                                 ----------------------------------------------------------------------------------
  TOTAL                                          $39,783,000         $10,874,000      $  64,000     $10,012,000       $40,709,000
                                                 ==================================================================================

Allowances not deducted:

Provision for consolidation of facilities        $ 3,400,000                                        $ 2,850,000 (D)
                                                                                                        550,000 (E)
Estimated cost of disposal of discontinued
operations                                           945,000         $ 4,510,000                      5,269,000 (E)   $   186,000
Estimated cost of disposal of assets                                  14,993,000                                       14,993,000

Provision for restructuring                                            8,200,000                      2,090,000 (E)     6,110,000

Reserves relating to tax indemnification and
other contingencies in connection with the
sale of limited partnership interests in and
related tax benefits a of waste-to-energy
facility                                           6,000,000                                          3,000,000 (D)     3,000,000

Other                                              3,604,000           7,267,000                      1,500,000 (D)     9,371,000
                                                 ----------------------------------------------------------------------------------
  TOTAL                                          $13,949,000         $34,970,000                    $   15,259,000    $33,660,000
                                                 ==================================================================================


Notes:
------
(A)  Recoveries of amounts previously written off.
(B)  Write-offs of receivables considered uncollectible.
(C)  Write-offs of unsuccessful development costs.
(D)  Reversal to operating costs of provisions no longer required.
(E)  Payments charged to allowances.


                                                                                                                        SCHEDULE II

                                           OGDEN CORPORATION AND SUBSIDIARIES
                                           VALUATION AND QUALIFYING ACCOUNTS

                                          FOR THE YEAR ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
            COLUMN A                              COLUMN B                      COLUMN C                 COLUMN D      COLUMN E
                                                                               ADDITIONS
                                                                      -----------------------------
                                                  BALANCE AT          CHARGED TO                                       BALANCE AT
                                                  BEGINNING           COSTS AND        CHARGED TO                        END OF
          DESCRIPTION                             OF PERIOD           EXPENSES       OTHER ACCOUNTS      DEDUCTIONS      PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
Allowances deducted in the balance sheet
from the assets to which they apply:

Doubtful receivables - current                   $37,039,000         $10,442,000       $370,000 (A) $ 9,576,000 (B)   $38,275,000

Doubtful receivables-noncurrent                                        6,000,000                                        6,000,000


Deferred charges on projects                       3,670,000           4,968,000                                        8,638,000
                                                 ----------------------------------------------------------------------------------
  TOTAL                                          $40,709,000         $21,410,000       $370,000     $ 9,576,000       $52,913,000
                                                 ==================================================================================

Allowances not deducted:

Estimated cost of disposal of discontinued
operations                                       $   186,000                                        $   186,000 (C)
Estimated cost of disposal of assets              14,993,000                                         14,130,000 (C)   $   863,000

Provision for restructuring                        6,110,000         $   682,000                      4,285,000 (C)     2,507,000

Reserves relating to tax indemnification and
other contingencies in connection with the
sale of limited partnership interests in and
related tax benefits of a waste-to-energy
facility.                                          3,000,000                                                            3,000,000

Other                                              9,371,000           3,743,000                      6,221,000 (D)     6,893,000
                                                 ----------------------------------------------------------------------------------
  TOTAL                                          $33,660,000         $ 4,425,000                    $24,822,000       $13,263,000
                                                 ==================================================================================


Notes:
------
(A)  Recoveries of amounts previously written off.
(B)  Write-offs of receivables considered uncollectible.
(C)  Payments charged to allowances.
(D)  Reversal to operating costs of provisions no longer required.


                                                                                                                        SCHEDULE II

                                           OGDEN CORPORATION AND SUBSIDIARIES
                                           VALUATION AND QUALIFYING ACCOUNTS

                                          FOR THE YEAR ENDED DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
            COLUMN A                              COLUMN B                      COLUMN C                 COLUMN D      COLUMN E
                                                                               ADDITIONS
                                                                      -----------------------------
                                                  BALANCE AT          CHARGED TO                                       BALANCE AT
                                                  BEGINNING           COSTS AND        CHARGED TO                        END OF
          DESCRIPTION                             OF PERIOD           EXPENSES       OTHER ACCOUNTS      DEDUCTIONS      PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
Allowances deducted in the balance sheet
from the assets to which they apply:

Doubtful receivables - current                   $38,275,000         $ 3,485,000                    $14,009,000 (A)   $20,207,000
                                                                                                      1,544,000 (D)
                                                                                                      6,000,000 (C)

Doubtful receivables - noncurrent                  6,000,000                                          3,000,000 (C)     3,000,000


Deferred charges on projects                       8,638,000           6,707,000                      4,604,000 (E)    10,741,000
                                                 ----------------------------------------------------------------------------------
  TOTAL                                          $52,913,000         $10,192,000                    $29,157,000       $33,948,000
                                                 ==================================================================================
Allowances not deducted:

Estimated cost of disposal of assets             $   863,000                                        $   567,000 (B)   $   296,000

Provision for restructuring                        2,507,000                                          1,213,000 (B)     1,141,000
                                                                                                        153,000 (C)

Reserves relating to tax indemnification
and other contingencies in connection
with the sale of limited partnership
interests in and related tax benefits of
a waste-to-energy facility                         3,000,000                                                            3,000,000

Other                                              6,893,000         $ 2,832,000                      2,273,000 (B)     5,052,000
                                                                                                      1,900,000 (C)
                                                                                                        500,000 (F)
                                                 ----------------------------------------------------------------------------------
  TOTAL                                          $13,263,000         $ 2,832,000                    $ 6,606,000       $ 9,489,000
                                                 ==================================================================================


Notes:
------
(A)  Write-offs of receivables considered uncollectible.
(B)  Payments charged to allowances.
(C)  Reversal of provisions no longer required.
(D)  Allowance of company sold during 1997.
(E)  Write-off of deferred charges.
(F)  Write-off to other accounts.


                                                EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION OF DOCUMENT                          FILING INFORMATION
-----------         -----------------------                          ------------------
2                   Plans of Acquisition, Reorganization
                    Arrangement, Liquidation or Succession.

2.1                 Agreement and Plan of Merger, dated as           Filed as Exhibit 2 to Ogden's Form
                    of October 31, 1989, among Ogden, ERCI           S-4 Registration Statement File No.
                    Acquisition Corporation and ERC                  33-32155, and incorporated herein by
                    International Inc.                               reference.

2.2                 Agreement and Plan of Merger among Ogden         Filed as Exhibit (10)(x) to Ogden's Form
                    Corporation, ERC International Inc., ERC         10-K for the fiscal year ended December
                    Acquisition Corporation and ERC                  31, 1990 and incorporated herein by
                    Environmental and Energy Services Co.,           reference.
                    Inc. dated as of January 17, 1991.

2.3                 Amended and Restated Agreement and Plan          Filed as Exhibit 2 to Ogden's Form S-4
                    of Merger among Ogden Corporation, OPI           Registration Statement File No. 33-56181
                    Acquisition Corporation sub. and Ogden           and incorporated herein by reference.
                    Projects, Inc. dated as of September 27,
                    1994.

3                   Articles of Incorporation and By-Laws.


3.1                 Ogden Restated Certificate of                    Filed as Exhibit (3)(a) to Ogden's Form
                    Incorporation as amended.                        10-K for the fiscal year ended December
                                                                     31, 1988 and incorporated herein by
                                                                     reference.

3.2                 Ogden By-Laws, as amended.                       Filed as Exhibit 3.2 to Ogden's Form
                                                                     10-Q for the quarterly period ended June
                                                                     30, 1997 and incorporated herein by
                                                                     reference.

4                   Instruments Defining Rights of Security
                    Holders.


4.1                 Fiscal Agency Agreement between Ogden            Filed as Exhibits (C)(3) and (C)(4) to
                    and Bankers Trust Company, dated as of           Ogden's Form 8-K filed with the
                    June 1, 1987 and Offering Memorandum             Securities and Exchange Commission on
                    dated June 12, 1987, relating to U.S.            July 7, 1987 and incorporated herein by
                    $85 million Ogden 6% Convertible                 reference.
                    Subordinated Debentures, Due 2002.

4.2                 Fiscal Agency Agreement between Ogden            Filed as Exhibit (4) to Ogden's Form S-3
                    and Bankers Trust Company, dated as of           Registration Statement filed with the
                    October 15, 1987, and Offering                   Securities and Exchange Commission on
                    Memorandum, dated October 15, 1987,              December 4, 1987, Registration No.
                    relating to U.S.$75 million Ogden 5-3/4%         33-18875, and incorporated herein by
                    Convertible Subordinated Debentures, Due         reference.
                    2002.

4.3                 Indenture dated as of March 1, 1992 from         Filed as Exhibit (4)(C) to Ogden's Form
                    Ogden Corporation to The Bank of New             10-K for fiscal year ended December 31,
                    York, Trustee, relating to Ogden's $100          1991, and incorporated herein by
                    million debt offering.                           reference.

10                  Material Contracts

10.1                Credit Agreement by and among Ogden, The         Filed as Exhibit No. 10.2 to Ogden's
                    Bank of New York, as Agent and the               Form 10-K for fiscal year ended December
                    signatory Lenders thereto dated as of            31, 1993, and incorporated herein by
                    September 20, 1993.                              reference.

                         (i)  Amendment to Credit Agreement,         Filed as Exhibit 10.1(i) to Ogden's Form
                              dated as of November 16, 1995.         10-K for fiscal year ended December 31,
                                                                     1995, and incorporated herein by
                                                                     reference.

10.1(a)             U.S. $95 million Term Loan and Letter of         Filed as Exhibit 10.6 to Ogden's Form
                    Credit and Reimbursement Agreement among         10-Q for the quarterly period ended
                    Ogden, the Deutsche Bank AG, New York            March 31, 1997 and incorporated herein
                    Branch and the signatory Banks thereto,          by reference.
                    dated March 26, 1997.

10.1(b)             $200 million Credit Agreement among              Filed as Exhibit 10.1(i) to Ogden's Form
                    Ogden, The Bank of New York as Agent and         10-Q for the quarterly period ended June
                    the signatory Lenders thereto, dated as          30, 1997 and incorporated herein by
                    of June 30, 1997.                                reference.


10.2                Stock Purchase Agreement dated May 31,           Filed as Exhibit (10)(d) to Ogden's Form
                    1988, between Ogden and Ogden Projects,          10-K for the fiscal year ended December
                    Inc.                                             31, 1989 and incorporated herein by
                                                                     reference.

10.3                Tax Sharing Agreement, dated January 1,          Filed as Exhibit (10)(e) to Ogden's Form
                    1989 between Ogden, Ogden Projects, Inc.         10-K for the fiscal year ended December
                    and subsidiaries, Ogden Allied Services,         31, 1989 and incorporated herein by
                    Inc. and subsidiaries and Ogden                  reference.
                    Financial Services, Inc. and
                    subsidiaries.

10.4                Stock Purchase Option Agreement, dated           Filed as Exhibit (10)(f) to Ogden's Form
                    June 14, 1989, between Ogden and Ogden           10-K for the fiscal year ended December
                    Projects, Inc. as amended on November            31, 1989 and incorporated herein by
                    16, 1989.                                        reference.

10.5                Preferred Stock Purchase Agreement,              Filed as Exhibit (10)(g) to Ogden's Form
                    dated July 7, 1989, between Ogden                10-K for the fiscal year ended December
                    Financial Services, Inc. and Image Data          31, 1989 and incorporated herein by
                    Corporation.                                     reference

10.6                Rights Agreement between Ogden                   Filed as Exhibit (10)(h) to Ogden's Form
                    Corporation and Manufacturers Hanover            10-K for the fiscal year ended December
                    Trust Company, dated as of September 20,         31, 1990 and incorporated herein by
                    1990 and amended August 15, 1995 to              reference.
                    provide The Bank of New York as
                    successor agent.

10.7                Executive Compensation Plans.

                    (a)  Ogden Corporation 1990 Stock Option         Filed as Exhibit (10)(j) to Ogden Form
                         Plan.                                       10-K for the fiscal year ended December
                                                                     31, 1990 and incorporated herein by
                                                                     reference.

                         (i)  Ogden Corporation 1990 Stock           Filed as Exhibit 10.6(b)(i) to Ogden's
                              Option Plan as Amended and             Form 10-Q for the quarterly period ended
                              Restated as of January 19,             September 30, 1994 and incorporated
                              1994.                                  herein by reference.

                         (ii) Amendment adopted and effective        Transmitted herewith as Exhibit
                              as of September 18, 1997.              10.7(a)(ii).


                    (b)  Ogden Services Corporation                  Filed as Exhibit (10)(k) to Ogden's Form
                         Executive Pension Plan.                     10-K for the fiscal year ended December
                                                                     31, 1990 and incorporated herein by
                                                                     reference.

                    (c)  Ogden Services Corporation Select           Filed as Exhibit (10)(l) to Ogden Form
                         Savings Plan.                               10-K for the fiscal year ended December
                                                                     31, 1990 and incorporated herein by
                                                                     reference.

                         (i)  Ogden Services Corporation             Filed as Exhibit 10.7(d)(I) to Ogden's
                              Select Savings Plan Amendment          Form 10-K for the fiscal year ended
                              and Restatement as of January          December 31, 1994 and incorporated
                              1, 1995.                               herein by reference.

                         (ii) Amendment Number One to the            Transmitted herewith as Exhibit
                              Ogden Services Corporation             10.7(c)(ii).
                              Select Savings Plan as Amended
                              and Restated January 1, 1995,
                              effective January 1, 1998.

                    (d)  Ogden Services Corporation Select           Filed as Exhibit (10)(m) to Ogden's Form
                         Savings Plan Trust.                         10-K for the fiscal year ended December
                                                                     31, 1990 and incorporated herein by
                                                                     reference.

                    (i)  Ogden Services Corporation Select           Filed as Exhibit 10.7(e)(i) to Ogden's
                         Savings Plan Trust Amendment and            Form 10-K for the fiscal year ended
                         Restatement as of  January 1, 1995.         December 31, 1994 and incorporated
                                                                     herein by reference.

                    (e)  Ogden Services Corporation                  Filed as Exhibit (10)(n) to Ogden's
                         Executive Pension Plan Trust.               Form 10-K for the fiscal year ended
                                                                     December 31, 1990 and incorporated
                                                                     herein by reference.


                    (f)  Changes effected to the Ogden               Filed as Exhibit (10)(o) to Ogden's Form
                         Profit Sharing Plan effective               10-K for the fiscal year ended December
                         January 1, 1990.                            31, 1990 and incorporated herein by
                                                                     reference.

                    (g)  Ogden Corporation Profit Sharing            Filed as Exhibit 10.8(p) to Ogden's Form
                         Plan.                                       10-K for fiscal year ended December 31,
                                                                     1992 and incorporated herein by
                                                                     reference.

                         (i)  Ogden Profit Sharing Plan as           Filed as Exhibit 10.8(p)(i) to Ogden's
                              amended and restated January           Form 10-K for fiscal year ended December
                              1, 1991 and as in effect               31, 1993 and incorporated herein by
                              through January 1, 1993.               reference.

                         (ii) Ogden Profit Sharing Plan as           Filed as Exhibit 10.7(p)(ii) to Ogden's
                              amended and restated effective         Form 10-K for fiscal year ended December
                              as of January 1, 1995.                 31, 1994 and incorporated herein by
                                                                     reference.

                    (h)  Ogden Corporation Core Executive            Filed as Exhibit 10.8(q) to Ogden's Form
                         Benefit Program.                            10-K for fiscal year ended December 31,
                                                                     1992 and incorporated herein by
                                                                     reference.

                         (i)  Ogden Projects Pension Plan.           Filed as Exhibit 10.8(r) to Ogden's Form
                                                                     10-K for fiscal year ended December 31,
                                                                     1992 and incorporated herein by
                                                                     reference.

                    (j)  Ogden Projects Profit Sharing Plan.         Filed as Exhibit 10.8(s) to Ogden's Form
                                                                     10-K for fiscal year ended December 31,
                                                                     1992 and incorporated herein by
                                                                     reference.

                    (k)  Ogden Projects Supplemental Pension         Filed as Exhibit 10.8(t) to Ogden's Form
                         and Profit Sharing Plans.                   10-K for fiscal year ended December 31,
                                                                     1992 and incorporated herein by
                                                                     reference.

                    (l)  Ogden Projects Employees' Stock             Filed as Exhibit 10.8(u) to Ogden's Form
                         Option Plan.                                10-K for fiscal year ended


                                                                     December 31,  1992 and incorporated
                                                                     herein by reference.

                         (i)  Amendment dated as of December         Filed as Exhibit 10.7(u)(i) to Ogden's
                              29, 1994, to the Ogden                 Form 10-K for fiscal year ended December
                              Projects Employees' Stock              31, 1994 and incorporated herein by
                              Option Plan.                           reference.

                    (m)  Ogden Projects Core Executive               Filed as Exhibit 10.8(v) to Ogden's Form
                         Benefit Program.                            10-K for fiscal year ended December 31,
                                                                     1992 and incorporated herein by
                                                                     reference.

                    (n)  Form of amendments to the Ogden             Filed as Exhibit 10.8(w) to
                         Projects, Inc. Pension Plan and             Ogden's Form 10-K for fiscal year
                         Profit Sharing Plans effective as           ended December 31, 1993 and
                         of January 1, 1994.                         incorporated herein by reference.

                         (i)  Form of amended Ogden Projects         Filed as Exhibit 10.7(w)(i) to Ogden's
                              Profit Sharing Plan effective          Form 10-K for fiscal year ended December
                              as of January 1, 1994.                 31, 1994 and incorporated herein by
                                                                     reference.

                         (ii) Form of amended Ogden Projects         Filed as Exhibit 10.7(w)(ii) to Ogden's
                              Pension Plan, effective as of          Form 10-K for fiscal year ended December
                              January 1, 1994.                       31, 1994 and incorporated herein by
                                                                     reference.

                    (o)  Ogden Corporation CEO Formula Bonus         Filed as Exhibit 10.6(w) to Ogden's Form
                         Plan.                                       10-Q for the quarterly period ended
                                                                     September 30, 1994 and incorporated
                                                                     herein by reference.

                    (p)  Ogden Key Management Incentive              Transmitted herewith as Exhibit 10.7(p).
                         Plan.

10.8                Employment Agreements

                    (a)  Employment Letter Agreement between         Filed as Exhibit (10)(p) to Ogden's Form
                         Ogden and an executive officer              10-K for the fiscal year ended December
                         dated January 30, 1990.                     31, 1990 and incorporated herein by
                                                                     reference.


                    (b)  Employment Agreement between R.             Filed as Exhibit (10)(r) to Ogden's Form
                         Richard Ablon and Ogden dated as of         10-K for the fiscal year ended December
                         May 24, 1990.                               31, 1990 and incorporated herein by
                                                                     reference.

                         (i)  Letter Amendment to Employment         Filed as Exhibit (10)(r)(i) to Ogden's
                              Agreement between Ogden                Form 10-K for the fiscal year ended
                              Corporation ad R. Richard              December 31, 1990 and incorporated
                              Ablon, dated as of October 11,         herein by reference.
                              1991.

                    (c)  Employment Agreement between Ogden          Filed as Exhibit (10)(s) to Ogden's Form
                         and C.G. Caras dated as of July 2,          10-K for the fiscal year ended December
                         1990.                                       31, 1990 and incorporated herein by
                                                                     reference.

                         (i)  Letter Amendment to Employment         Filed as Exhibit (10)(s)(i) to Ogden's
                              Agreement between Ogden                Form 10-K for the fiscal year ended
                              Corporation and C.G. Caras,            December 31, 1990 and incorporated
                              dated as of October 11, 1990.          herein by reference.

                         (ii) Termination Letter Agreement           Filed as Exhibit 10.8(c)(ii) to Ogden's
                              between C.G. Caras and Ogden           Form 10-K for the fiscal year ended
                              Corporation dated April 30,            December 31, 1996 and incorporated
                              1996.                                  herein by reference.

                    (d)  Employment Agreement between Ogden          Filed as Exhibit (10)(t) to Ogden's Form
                         and Philip G. Husby, dated as of            10-K for the fiscal year ended December
                         July 2, 1990.                               31, 1990 and incorporated herein by
                                                                     reference.

                    (e)  Termination Letter Agreement                Filed as Exhibit (10)(v) to Ogden's Form
                         between Maria P. Monet and Ogden            10-K for the fiscal year ended December
                         dated as of October 22, 1990.               31, 1990 and incorporated herein by
                                                                     reference.

                    (f)  Letter Agreement between Ogden              Filed as Exhibit 10.2(p) to Ogden's Form
                         Corporation and Ogden's Chairman of         10-K for fiscal year ended December 31,
                         the Board, dated as of January 16,          1991 and incorporated herein by
                         1992.                                       reference.


                    (g)  Employment Agreement between Ogden          Filed as Exhibit 10.2(q) to Ogden's Form
                         Corporation and Ogden's Chief               10-K for fiscal year ended December 31,
                         Accounting Officer dated as of              1991 and incorporated herein by
                         December 18, 1991.                          reference.

                    (h)  Employment Agreement between Scott          Filed as Exhibit 10.8(o) to Ogden's Form
                         G. Mackin and Ogden Projects, Inc.          10-K for fiscal year ended December 31,
                         dated as of January 1, 1994.                1993 and incorporated herein by
                                                                     reference.

                         (i)  Letter Amendment to Employment         Filed as Exhibit 10.8(h)(i) to Ogden's
                              Agreement between Ogden                Form 10-K for fiscal year ended December
                              Projects, Inc. and Scott G.            31, 1996 and incorporated herein by
                              Mackin, dated December 20,             reference.
                              1996.

                    (i)  Employment Agreement between Ogden          Filed as Exhibit 10.8(i) to Ogden's Form
                         Corporation and David L. Hahn,              10-K for fiscal year ended December 31,
                         dated December 1, 1995.                     1995 and incorporated herein by
                                                                     reference.

                    (j)  Employment Agreement between Ogden          Filed as Exhibit 10.8(j) to Ogden's Form
                         Corporation and Rodrigo Arboleda,           10-K for fiscal year ended December 31,
                         dated January 1, 1997.                      1996 and incorporated herein by
                                                                     reference.

                    (k)  Employment Agreement between Ogden          Filed as Exhibit 10.8(k) to Ogden's Form
                         Projects, Inc. and Bruce W. Stone,          10-K for fiscal year ended December 31,
                         dated June 1, 1990.                         1996 and incorporated herein by
                                                                     reference.

                    (l)  Employment Agreement between Ogden          Filed as Exhibit 10.8(l) to Ogden's Form
                         Corporation and Quintin G.                  10-K for fiscal year ended December 31,
                         Marshall, dated October 30, 1996.           1996 and incorporated herein by
                                                                     reference.

                    (m)  Employment Agreements between Ogden         Transmitted herewith as Exhibit 10.8(m).
                         and Jesus Sainz, effective as of
                         January 1, 1998.


10.9                First Amended and Restated Ogden                 Filed as Exhibit 10.3(b)(i) to Ogden's
                    Corporation Guaranty Agreement made as           Form 10-K for fiscal year ended December
                    of January 30, 1992  by Ogden                    31, 1991 and incorporated herein by
                    Corporation for the benefit of Mission           reference.
                    Funding Zeta and Pitney Bowes Credit.

10.10               Ogden Corporation Guaranty Agreement             Filed as Exhibit 10.3(b)(iii) to Ogden's
                    made as of January 30,1992 by Ogden              Form 10-K for fiscal year ended December
                    Corporation for the benefit of Allstate          31, 1991 and incorporated herein by
                    Insurance Company and Ogden Martin               reference.
                    Systems of Huntington Resource Recovery
                    Nine Corp.

11                  Ogden Corporation and Subsidiaries               Filed as part of Ogden's Annual Report
                    Detail of Computation of Earnings                to Shareholders on pages 43 and 44
                    Applicable to Common Stock for the years         thereof which is filed as Exhibit 13 to
                    ended December 31, 1997, 1996 and 1995.          Ogden's Form 10-K for fiscal year ended
                                                                     December 31, 1996 and incorporated
                                                                     herein by reference.

13                  Those portions of the Annual Report to           Transmitted herewith as Exhibit 13.
                    Stockholders for the year ended December
                    31, 1997, which are incorporated herein
                    by reference.

21                  Subsidiaries of Ogden.                           Transmitted herewith as Exhibit 21.

23                  Consent of Deloitte & Touche LLP.                Transmitted herewith as Exhibit 23.

27                  Financial Data Schedule.                         Transmitted herewith as Exhibit 27.
