Form 10-Q
period 1998-03-31
OGDEN CORP
filed 1998-05-14
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number 1-3122

                                Ogden Corporation
                        --------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     13-5549268
-------------------------------                ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                Number)


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

Yes |X|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998; 50,351,560 shares of Common Stock, $.50 par value per share.

                        PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                     FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                     --------------------------
                                                        1998             1997
                                                      ---------       ---------
                                                      (In Thousands of Dollars,
                                                        Except per Share Data)

Service revenues                                      $ 260,209       $ 280,544
Net sales                                               115,822         134,285
Construction revenues                                     3,332
Net gain on sale of businesses                            5,512          12,225
                                                      ---------       ---------
  Total revenues                                        384,875         427,054
                                                      ---------       ---------
Operating costs and expenses                            195,792         224,749
Costs of goods sold                                     108,739         123,905
Construction costs                                        2,933
Selling, administrative and general
expenses                                                 29,021          29,768
Debt service charges                                     25,121          25,862
                                                      ---------       ---------
  Total costs and expenses                              361,606         404,284
                                                      ---------       ---------

Consolidated operating income                            23,269          22,770
Equity in net income of investees and
 joint ventures                                             397             840
Interest income                                           3,540           4,259
Interest expense                                         (8,596)         (7,804)
Other income (deductions)-net                               289            (483)
                                                      ---------       ---------

Income before income taxes and
minority interests                                       18,899          19,582
Less:  income taxes                                       6,709           8,420
       minority interests                                   490             385
                                                      ---------       ---------

Net income                                            $  11,700       $  10,777
                                                      =========       =========

BASIC EARNINGS PER SHARE                              $     .23       $     .22
                                                      =========       =========

DILUTED EARNINGS PER SHARE                            $     .23       $     .21
                                                      =========       =========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            -------------------------------
                                                              1998                   1997
                                                            --------               --------
                                                               (In Thousands of Dollars)
Net Income
                                                            $ 11,700               $ 10,777
                                                            --------               --------
Other comprehensive income (loss) before taxes:
 Foreign currency translation adjustments            $(261)            $(3,798)
   Less: reclassification adjustment relating
    to sale of foreign investments included in
     net income                                       (235)     (496)       57       (3,741)
                                                      ----                  --

 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising
     during period                                                93                     (5)
                                                            --------               --------

Other comprehensive loss before taxes                           (403)                (3,746)

Income tax expense (benefit) related to items
 of other comprehensive income                                   (45)                    25
                                                            --------               --------

Other comprehensive loss, net of taxes                          (358)                (3,771)
                                                            --------               --------

Comprehensive income                                        $ 11,342               $  7,006
                                                            ========               ========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                      MARCH 31,     DECEMBER 31,
                                                        1998            1997
                                                    -----------     -----------
                                                     (In Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents                           $   108,980     $   185,671
Restricted funds held in trust                           91,888         103,882
Receivables (less allowances: 1998,
$20,562 and 1997, $20,207)                              377,791         393,185
Inventories                                              33,282          34,235
Deferred income taxes                                    56,690          56,690
Other                                                    63,766          58,408
                                                    -----------     -----------
  Total current assets                                  732,397         832,071
Property, plant and equipment-net                     1,943,481       1,947,547
Restricted funds held in trust                          215,283         206,013
Unbilled service and other receivables
(less allowances: 1998 and 1997, $3,000)                176,365         174,962
Unamortized contract acquisition costs                  139,234         136,462
Goodwill and other intangible assets                     81,777          79,889
Other assets                                            312,712         262,351
                                                    -----------     -----------
Total Assets                                        $ 3,601,249     $ 3,639,295
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt                   $    24,491     $    19,696
Current portion of project debt                          70,600          68,052
Dividends payable                                        15,733          15,721
Accounts payable                                         92,638         109,719
Federal and foreign income taxes payable                  3,350           1,913
Accrued expenses, etc                                   249,974         267,874
Deferred income                                          41,844          42,962
                                                    -----------     -----------
  Total current liabilities                             498,630         525,937
Long-term debt                                          373,803         354,032
Project debt                                          1,402,951       1,424,648
Deferred income taxes                                   383,713         383,341
Other liabilities                                       206,781         208,179
Minority interests                                       26,628          28,417
Convertible subordinated debentures                     148,650         148,650
                                                    -----------     -----------
  Total liabilities                                   3,041,156       3,073,204
                                                    -----------     -----------
Shareholders' Equity:
Serial cumulative convertible preferred
stock, par value $1.00 per share;
authorized 4,000,000 shares; shares
outstanding: 43,566 in 1998 and
44,346 in 1997, net of treasury
shares of 29,820 in 1998 and 1997,
respectively                                                 44              45
Common stock, par value $.50 per share;
authorized, 80,000,000 shares; shares out-
standing: 50,351,560 in 1998 and 50,295,123
in 1997, net of treasury shares of 3,095,023
and 3,135,123 in 1998 and 1997, respectively             25,175          25,147
Capital surplus                                         210,622         212,383
Earned surplus                                          339,179         343,237
Cumulative translation adjustment-net                   (14,123)        (13,862)
Pension liability adjustment                               (324)           (324)
Net unrealized loss on securities
 available for sale                                        (480)           (535)
                                                    -----------     -----------
Total Shareholders' Equity                              560,093         566,091
                                                    -----------     -----------
Total Liabilities and Shareholders' Equity          $ 3,601,249     $ 3,639,295
                                                    ===========     ===========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                Three Months Ended                 Year Ended
                                                  March 31, 1998               December 31, 1997
                                              Shares          Amounts         Shares         Amounts
                                           ------------    ------------    ------------    ------------
                                               (In Thousands of Dollars, Except Per Share Amounts)

Serial Cumulative Convertible Preferred
Stock, Par Value $1.00 Per Share;
Authorized 4,000,000 Shares:
Balance at beginning of period                   74,166    $         75          77,509    $         78
Shares converted into common stock                 (780)             (1)         (3,343)             (3)
                                           ------------    ------------    ------------    ------------
Total                                            73,386              74          74,166              75
Treasury shares                                 (29,820)            (30)        (29,820)            (30)
                                           ------------    ------------    ------------    ------------
Balance at end of period (aggregate
 involuntary liquidation value - 1998
  $878)                                          43,566              44          44,346              45
                                           ------------    ------------    ------------    ------------

Common Stock, Par Value $.50 Per Share;
Authorized, 80,000,000 Shares:
Balance at beginning of period               53,430,246          26,715      53,350,650          26,675
Exercise of stock options                        11,680               6          59,640              30
Conversion of preferred shares                    4,657               2          19,956              10
                                           ------------    ------------    ------------    ------------
Total                                        53,446,583          26,723      53,430,246          26,715
                                           ------------    ------------    ------------    ------------
Treasury shares at beginning of period        3,135,123           1,568       3,606,123           1,803
Purchase of treasury shares                     339,900             170
Exercise of stock options                      (380,000)           (190)       (471,000)           (235)
                                           ------------    ------------    ------------    ------------
Treasury shares at end of period              3,095,023           1,548       3,135,123           1,568
                                           ------------    ------------    ------------    ------------

Balance at end of period                     50,351,560          25,175      50,295,123          25,147
                                           ------------    ------------    ------------    ------------

Capital Surplus:
Balance at beginning of period                                  212,383                         202,162
Exercise of stock options                                         7,418                          10,228
Purchase of treasury shares                                      (9,178)
Conversion of preferred shares                                       (1)                             (7)
                                                           ------------                    ------------

Balance at end of period                                        210,622                         212,383
                                                           ------------                    ------------

Earned Surplus:
Balance at beginning of period                                  343,237                         330,302
Net income                                                       11,700                          75,673
                                                           ------------                    ------------
Total                                                           354,937                         405,975
                                                           ------------                    ------------
Preferred dividends-per share 1998,
$.8376, 1997, $3.35                                                  37                             152
Common dividends-per share 1998, $.3125,
 1997, $1.25                                                     15,721                          62,586
                                                           ------------                    ------------
Total Dividends                                                  15,758                          62,738
                                                           ------------                    ------------
Balance at end of period                                        339,179                         343,237
                                                           ------------                    ------------

Cumulative Translation Adjustment-Net                           (14,123)                        (13,862)
                                                           ------------                    ------------
Pension Liability Adjustment                                       (324)                           (324)
                                                           ------------                    ------------
Net Unrealized Loss on Securities
 Available For Sale                                                (480)                           (535)
                                                           ------------                    ------------

TOTAL SHAREHOLDERS' EQUITY                                 $    560,093                    $    566,091
                                                           ============                    ============

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                           1998         1997
                                                        ---------    ---------
                                                       (In Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  11,700    $  10,777
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization                              27,197       25,851
Deferred income taxes                                       3,533        2,485
Other                                                      (6,873)     (10,013)
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                                14,232       70,409
Inventory                                                    (178)      (3,649)
Other assets                                              (23,159)       4,122
Increase (Decrease) in Liabilities:
Accounts payable                                          (16,428)      11,246
Accrued expenses                                          (15,568)     (25,357)
Deferred income                                            (1,242)      (3,592)
Other liabilities                                          (4,449)      (7,155)
                                                        ---------    ---------

 Net cash (used) provided by operating
  activities                                              (11,235)      75,124
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses                            4,267       30,500
Proceeds from sale of property, plant and equipment           811        1,384
Investments in Energy facilities                           (4,889)      (5,982)
Other capital expenditures                                (19,296)     (17,731)
Decrease in other receivable                                1,520        1,040
Distributions from investees and joint ventures             3,569
Increase in investment in and advances to
  Investees and joint ventures                            (40,555)     (17,499)
                                                        ---------    ---------

 Net cash used in investing activities                    (54,573)      (8,288)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Other new debt                                             26,213       19,489
Decrease (Increase) in funds held in trust                  2,722       (3,954)
Payment of debt                                           (20,910)     (18,720)
Dividends paid                                            (15,746)     (15,585)
Purchase of treasury shares                                (9,348)
Proceeds from exercise of stock options                     7,614        4,127
Other                                                      (1,428)      (1,362)
                                                        ---------    ---------

 Net cash used in financing activities                    (10,883)     (16,005)
                                                        ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                             (76,691)      50,831

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          185,671      140,824
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 108,980    $ 191,655
                                                        =========    =========

                       OGDEN CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

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

The accompanying financial statements for prior periods have been reclassified as to certain amounts to conform with the 1998 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Revenues and income from operations (expressed in thousand of dollars) by segment for the three months ended March 31, 1998 and 1997 were as follows:

                                                         1998           1997
                                                       ---------      ---------
                                                       (In Thousands of Dollars)

Revenues:
Entertainment                                          $  93,331      $  79,831
Aviation                                                  80,286        100,478
Energy                                                   183,208        165,314
Other                                                     28,050         81,431
                                                       ---------      ---------

Total Revenues                                         $ 384,875      $ 427,054
                                                       =========      =========

Income (Loss) from Operations:
Entertainment                                          $   5,671      $   3,398
Aviation                                                   7,610          6,071
Energy                                                    15,577         11,885
Other                                                        (12)         7,053
                                                       ---------      ---------

Total Income from Operations                              28,846         28,407


Equity in net income (loss) of investees
  and joint ventures:
Entertainment                                             (1,088)          (547)
Aviation                                                   1,028          1,018
Energy                                                       457            236
Other                                                                       133
                                                       ---------      ---------

Total                                                     29,243         29,247
Corporate unallocated expenses - net                      (5,288)        (6,120)
Corporate interest - net                                  (5,056)        (3,545)
                                                       ---------      ---------

Income Before Income Taxes
  and Minority Interest                                $  18,899      $  19,582
                                                       =========      =========

Operations:

Revenues for the first three months of 1998 were $42,200,000 less than the comparable period of 1997. This was primarily due to a decline of $53,400,000 in the Other segment's revenues chiefly associated with the sales of Facility Services New York operations in July 1997 and certain operations of Atlantic Design Company (ADC), a contract manufacturing business late in 1997 and in early 1998. The Entertainment segment's revenues were $13,500,000 higher reflecting increased activity at the World Trade Center and the partial start up of the American Wilderness Zoo and Aquarium(TM) sites in Arizona and Texas, the acquisition of the Enchanted Castle in 1997 as well as several sports venues and convention centers. The Aviation segment's revenues were $20,200,000 lower primarily reflecting the sale of the Miami and Spanish inflight catering business and certain other ground services operations in 1997. These reductions in Aviation's revenues were partially offset by the sale of a 5% interest in the Hong Kong ground services company. The Energy segment's revenues were $17,900,000 higher primarily due to the acquisition of Pacific Energy, and a 60% interest in four cogeneration plants in China in late 1997, increased production at the Edison Bataan facility, and an increase in construction activity due to the commencement of retrofit activity at three waste-to-energy plants.

Consolidated operating income for the first three months of 1998 was $500,000 higher than the comparable period of 1997. The Entertainment segment's operating income was $2,300,000 higher primarily reflecting increased activity at the World Trade Center facility and the partial start up of the American Wilderness Zoo and Aquarium(TM) sites in Arizona and Texas. The Aviation segment's operating income was $1,500,000 higher chiefly associated with increased margins in ground services and fueling facilities and the gain on the sale of a 5% interest in the Hong Kong ground services company, partially offset by the gain on the sale of the Miami inflight catering business and certain ground services operations in the first quarter of 1997. The Energy segment's operating income was $3,700,000 higher chiefly associated with increased production at the Edison Bataan facility, and the acquisition of Pacific Energy and a 60% interest in four cogeneration plants in China in late 1997. These increases were partially offset by a decrease of $7,100,000 in the Other segment's operating income chiefly associated with the sale of the investment in Ogden Universal in the first quarter of 1997.

The Energy segment has three interest rate swap agreements entered into as hedges against interest rate exposure on three series of adjustable rate project debt that resulted in additional debt service costs of $247,000 and $236,000 for the first three months of 1998 and 1997, respectively.

Interest income for the first three months of 1998 was $719,000 lower than the comparable period of 1997 primarily reflecting the repayment of debt by a customer and reduced cash and cash equivalents. Interest expense was $792,000 higher chiefly associated with interest on notes payable issued in connection with the acquisition of Pacific Energy in September 1997. Ogden has two interest rate swap agreements covering notional amounts of $100,000,000 and $4,300,000, respectively. The first swap agreement expires on December 16, 1998 and was entered into in order to convert Ogden's fixed rate $100,000,000, 9.25% debentures into variable rate debt. The second swap agreement expires on November 30, 2000 and was entered into in order to convert Ogden's $4,300,000 variable rate debt to a fixed rate. These agreements resulted in additional interest expense of $149,000 and $31,000 for the first three months of 1998 and 1997, respectively.

Equity in net income of investees and joint ventures for the three months ended March 31, 1998 was $443,000 lower than the comparable period of 1997 chiefly associated with reduced activity in two Entertainment joint ventures, and the sale of Universal Ogden in 1997. These decreases were partially offset by the acquisition of Pacific Energy joint ventures in September 1997.

The effective income tax rate for the first three months of 1998 was 35.5% compared with 43% for the comparable period of 1997. This decrease of 7.5% was chiefly associated with higher foreign earnings in countries with lower income tax rates, and nonconventional fuel tax credits generated by Pacific Energy.

Capital Investments and Commitments: During the first three months of 1998, capital investments amounted to $24,185,000, of which $4,889,000, inclusive of restricted funds transferred from funds held in trust, was for Energy facilities and $19,296,000 was for normal replacement and growth in Entertainment ($10,231,000), Aviation ($7,612,000), Energy ($1,243,000) operations and Other
($210,000).

At March 31, 1998, capital commitments amounted to $115,200,000 which included $75,700,000 for normal replacement, modernization, and growth in Entertainment ($48,600,000), Aviation ($4,000,000), Energy ($15,600,000), and corporate and other ($7,500,000) operations. Also included was $39,500,000 for Energy's coal-fired power project in The Philippines reflecting $20,100,000 for the remaining mandatory equity contributions, $5,700,000 for contingent equity contributions, and $13,700,000 for a standby letter of credit in support of debt service reserve requirements. Funding for the remaining mandatory equity contribution is being provided through a bank credit facility, which must be repaid in December 2001. The Corporation also has a $21,000,000 contingent equity contribution in an Aviation joint venture in Argentina and a $11,400,000 contingent equity contribution in an entertainment venture. In addition, compliance with standards and guidelines under the Clean Air Act Amendments of 1990 will require further Energy capital expenditures currently estimated at $40,000,000 by December 2000 subject to the final time schedules determined by the individual states in which the Company's waste-to-energy facilities are located.

Ogden and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy, entertainment, and other facilities. In the normal course of business, they are involved in legal proceedings in which damages and other remedies are sought. In connection with certain contractual arrangements, Ogden has agreed to provide two vendors with specified amounts of business over a three and a half-year period. If these amounts are not provided, the corporation may be liable for prorated damages of up to approximately $5,700,000. Management does not expect that these contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business will have a material adverse effect on Ogden's Consolidated Financial Statements.

During 1994, a subsidiary of Ogden entered into a 30-year facility management contract, pursuant to which it agreed to advance funds to a customer and, if necessary, to assist the customers' refinancing of senior secured debt incurred in connection with the construction of the facility. During 1997, Ogden purchased the customers senior secured debt in the amount of $95,000,000, using borrowed funds, which senior secured debt was subsequently sold and the borrowed funds repaid. Ogden is obligated to repurchase such senior secured debt in the amount of $97,050,000 on December 30, 2002 if the debt is not refinanced prior to that time. Ogden's repurchase obligation is collateralized by bank letters of credit. Ogden is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer on December 30, 2002. At March 31, 1998, the amount outstanding was $51,565,000. In addition, the Corporation has guaranteed indebtedness of $20,683,000 of an affiliate and principal tenant of this customer, which indebtedness is due in September 1998. Ogden also has guaranteed borrowings of a customer amounting to approximately $14,400,000 as well as $20,300,000 of borrowings of joint ventures in which Ogden has an equity interest. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

Liquidity/Cash Flow: Net cash used in operating activities for the first quarter of 1998 was $86,359,000 higher than the comparable period of 1997, primarily reflecting the collection in 1997 of $41,700,000 relating to certain legal settlements, and an increase in other assets of $27,300,000 primarily reflecting increased contract acquisition costs, goodwill and prepaid insurance. Net cash used in investing activities increased $46,300,000 chiefly associated with additional investments and advances in joint ventures primarily in Argentina, the Philippines and Peru, and lower proceeds on the sale of businesses. Net cash used in financing activities was $5,100,000 lower chiefly associated with a reduction of $6,700,000 in funds held in trust in the Energy group, an increase in other debt of $6,700,000 and an increase in proceeds of $3,500,000 from the exercise of stock options. These increases were partially offset by the purchase of treasury shares of $9,300,000 and increased payment of debt of $2,200,000.

Exclusive of changes in Energy facility construction activities and the contracts discussed herein, the Corporation's other types of contracts are not expected to have a material effect on liquidity. Debt service associated with project debt, which is an explicit component of a client community's obligation under its service agreement, is paid as it is billed and collected. Cash required for investing and financing activities is expected to be satisfied from operating activities; available funds, including short-term investments; proceeds from the sale of noncore businesses; proceeds from the sale of debt or equity securities; and the Corporation's unused credit facilities to the extent needed.

At March 31, 1998, the Corporation had $108,980,000 in cash and cash equivalents and unused revolving credit lines of $206,200,000.

In January 1998, Ogden's Board of Directors reauthorized the purchase of shares of the Corporation's common stock in an amount up to $100,000,000. Through May 11, 1998, 513,400 shares of common stock were purchased for $14,557,946.

On May 4, 1998, the Corporation signed a definitive agreement to sell its Aviation catering business to S.C. International Services for $84,800,000. The transaction is subject to customary government and regulatory approvals.

Any statements in this communication, which may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, are subject to certain risks and uncertainties . The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and more generally, general economic conditions, including changes in interest rates and the performance of the financial markets; changes in domestic and foreign laws, regulations, and taxes; changes in competition and pricing environments; and regional or general changes in asset valuations.

                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            Ogden Corporation and its subsidiaries (the "Company") are parties to various legal proceedings involving matters arising in the ordinary course of business. The Company does not believe that there are any pending legal proceedings for damages against the Company, other than ordinary routine litigation incidental to its business, the outcome of which would have a material adverse effect on the Company on a consolidated basis.

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

                  3.2   Ogden's By-Laws, as amended through April 8, 1998.

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

            (b)   Reports on Form 8-K

                  There were no Form 8-K Current Reports filed during the First Quarter of 1998.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.



                                          OGDEN CORPORATION
                                          (Registrant)


Date: May 14, 1998                        By: /s/ Philip G. Husby
                                              -----------------------------
                                                 Philip G. Husby
                                                 Senior Vice President
                                                 and Chief Financial
                                                 Officer

Date: May 14, 1998                        By: /s/ Robert M. DiGia
                                              -----------------------------
                                                 Robert M. DiGia
                                                 Vice President,
                                                 Controller and Chief
                                                 Accounting Officer

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

   3.2      Ogden By-Laws as amended.            Transmitted herewith as Exhibit
                                                 3.2.

   4        Instruments Defining Rights of
            Security Holders.

EXHIBIT
  NO.             DESCRIPTION OF DOCUMENT        FILING INFORMATION
-------           -----------------------        ------------------

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

                   (i)   Amendment to Credit     Filed as Exhibit 10.1(i) to
                         Agreement, dated as     Ogden's Form 10-K for fiscal
                         of November 16, 1995.   year ended December 31, 1995,
                                                 and incorporated herein by
                                                 reference.

   10.1(a)  U.S. $95 million Term Loan and       Filed as Exhibit 10.6 to
            Letter of Credit and                 Ogden's Form 10-Q for the
            Reimbursement Agreement among        quarterly period ended March
            Ogden, the Deutsche Bank AG, New     31, 1997 and incorporated
            York Branch and the signatory        herein by reference.
            Banks thereto, dated March 26,
            1997.

   10.1(b)  $200 million Credit Agreement        Filed as Exhibit 10.1(i) to
            among Ogden, The Bank of New York    Ogden's Form 10-Q for the
            as Agent and the signatory           quarterly period ended June 30,
            Lenders thereto, dated as of June    1997 and incorporated herein by
            30, 1997.                            reference.

   10.2     Stock Purchase Agreement dated       Filed as Exhibit (10)(d) to
            May 31, 1988, between Ogden and      Ogden's Form 10-K for the
            Ogden Projects, Inc.                 fiscal year ended December 31,
                                                 1989 and incorporated herein by
                                                 reference.

   10.3     Tax Sharing Agreement, dated         Filed as Exhibit (10)(e) to
            January 1, 1989 between Ogden,       Ogden's Form 10-K for the
            Ogden Projects, Inc. and             fiscal year ended December 31,
            subsidiaries, Ogden Allied           1989 and incorporated herein by
            Services, Inc. and subsidiaries      reference.
            and Ogden Financial Services,
            Inc. and subsidiaries.

   10.4     Stock Purchase Option Agreement,     Filed as Exhibit (10)(f) to
            dated June 14, 1989, between         Ogden's Form 10-K for the
            Ogden and Ogden Projects, Inc. as    fiscal year ended December 31,
            amended on November 16, 1989.        1989 and incorporated herein by
                                                 reference.

   10.5     Preferred Stock Purchase Agreement,  Filed as Exhibit (10)(g) to
            dated July 7, 1989, between Ogden    Ogden's Form 10-K for the
            Financial Services, Inc. and         fiscal year ended December 31,
            Image Data Corporation.              1989 and incorporated herein by
                                                 reference

   10.6     Rights Agreement between Ogden       Filed as Exhibit (10)(h) to
            Corporation and Manufacturers        Ogden's Form 10-K for the
            Hanover Trust Company, dated as      fiscal year ended December 31,
            of September 20, 1990 and amended    1990 and incorporated herein by
            August 15, 1995 to provide The       reference.
            Bank of New York as successor
            agent.

   10.7     Executive Compensation Plans.

             (a)   Ogden Corporation 1990        Filed as Exhibit (10)(j) to
                   Stock Option Plan.            Ogden Form 10-K for the fiscal
                                                 year ended December 31, 1990
                                                 and incorporated herein by
                                                 reference.

                   (i) Ogden Corporation 1990    Filed as Exhibit 10.6(b)(i) to
                       Stock Option Plan as      Ogden's Form 10-Q for the
                       Amended and Restated as   quarterly period ended
                       of January 19, 1994.      September 30, 1994 and
                                                 incorporated herein by
                                                 reference.

                  (ii) Amendment adopted and     Transmitted herewith as Exhibit
                       effective as of September 10.7(a)(ii).
                       18, 1997.

             (b)   Ogden Services Corporation    Filed as Exhibit (10)(k) to
                   Executive Pension Plan.       Ogden's Form 10-K for the
                                                 fiscal year ended December 31,
                                                 1990 and incorporated herein by
                                                 reference.

             (c)   Ogden Services Corporation    Filed as Exhibit (10)(l) to
                   Select Savings Plan.          Ogden Form 10-K for the fiscal
                                                 year ended December 31, 1990
                                                 and incorporated herein by
                                                 reference.

                   (i)       Ogden Services      Filed as Exhibit 10.7(d)(I) to
                             Corporation         Ogden's Form 10-K for the
                             Select Savings      fiscal year ended December 31,
                             Plan Amendment      1994 and incorporated herein by
                             and Restatement     reference.
                             as of January
                             1, 1995.

                   (ii)      Amendment Number    Filed as Exhibit 10.7(c)(ii) to
                             One to the Ogden    Ogden's Form 10-K for the
                             Services            fiscal year ended December 31,
                             Corporation         1997 and incorporated herein by
                             Select Savings      reference.
                             Plan as Amended
                             and Restated
                             January 1,
                             1995, effective
                             January 1, 1998.

             (d)    Ogden Services Corporation   Filed as Exhibit (10)(m) to
                    Select Savings Plan Trust.   Ogden's Form 10-K for the
                                                 fiscal year ended December 31,
                                                 1990 and incorporated herein by
                                                 reference.

                    (i)  Ogden Services          Filed as Exhibit 10.7(e)(i) to
                         Corporation Select      Ogden's Form 10-K for the
                         Savings Plan Trust      fiscal year ended December 31,
                         Amendment and           1994 and incorporated herein by
                         Restatement as of       reference.
                         January 1, 1995.

             (e)   Ogden Services Corporation    Filed as Exhibit (10)(n) to
                   Executive Pension Plan        Ogden's Form 10-K for the
                   Trust.                        fiscal year ended December 31,
                                                 1990 and incorporated herein by
                                                 reference.

             (f) Changes effected to the Ogden Filed as Exhibit (10)(o) to Profit Sharing Plan effective Ogden's Form 10-K for the
                   January 1, 1990.              fiscal year ended December 31,
                                                 1990 and incorporated herein by
                                                 reference.

             (g)   Ogden Corporation Profit      Filed as Exhibit 10.8(p) to
                   Sharing Plan.                 Ogden's Form 10-K for fiscal
                                                 year ended December 31, 1992
                                                 and incorporated herein by
                                                 reference.

                   (i)   Ogden Profit Sharing    Filed as Exhibit 10.8(p)(i) to
                         Plan as amended and     Ogden's Form 10-K for fiscal
                         restated January 1,     year ended December 31, 1993
                         1991 and as in effect   and incorporated herein by
                         through January 1,      reference.
                         1993.

                   (ii)  Ogden Profit Sharing    Filed as Exhibit 10.7(p)(ii) to
                         Plan as amended and     Ogden's Form 10-K for fiscal
                         restated effective as   year ended December 31, 1994
                         of January 1, 1995.     and incorporated herein by
                                                 reference.

             (h)   Ogden Corporation Core        Filed as Exhibit 10.8(q) to
                   Executive Benefit Program.    Ogden's Form 10-K for fiscal
                                                 year ended December 31, 1992
                                                 and incorporated herein by
                                                 reference.


             (i)   Ogden Projects Pension Plan.  Filed as Exhibit 10.8(r) to
                                                 Ogden's Form 10-K for fiscal
                                                 year ended December 31, 1992
                                                 and incorporated herein by
                                                 reference.

             (j)   Ogden Projects Profit         Filed as Exhibit 10.8(s) to
                   Sharing Plan.                 Ogden's Form 10-K for fiscal
                                                 year ended December 31, 1992
                                                 and incorporated herein by
                                                 reference.

             (k)   Ogden Projects Supplemental   Filed as Exhibit 10.8(t) to
                   Pension and Profit Sharing    Ogden's Form 10-K for fiscal
                   Plans.                        year ended December 31, 1992
                                                 and incorporated herein by
                                                 reference.

             (l)   Ogden Projects Employees'     Filed as Exhibit 10.8(u) to
                   Stock Option Plan.            Ogden's Form 10-K for fiscal
                                                 year ended December 31, 1992
                                                 and incorporated herein by
                                                 reference.

                   (i)   Amendment dated as of   Filed as Exhibit 10.7(u)(i) to
                         December 29, 1994, to   Ogden's Form 10-K for fiscal
                         the Ogden               year ended December 31, 1994
                         Projects Employees'     and incorporated herein by
                         Stock Option Plan.      reference.

             (m)   Ogden Projects Core           Filed as Exhibit 10.8(v) to
                   Executive Benefit Program.    Ogden's Form 10-K for fiscal
                                                 year ended December 31, 1992
                                                 and incorporated herein by
                                                 reference.

             (n)   Form of amendments to the     Filed as Exhibit 10.8(w) to
                   Ogden Projects, Inc. Pension Ogden's Form 10-K for fiscal Plan and Profit Sharing Plans year ended December 31, 1993
                   effective as of January 1,    and incorporated herein by
                   1994.                         reference.

                   (i)   Form of amended Ogden   Filed as Exhibit 10.7(w)(i) to
                         Projects Profit Sharing Ogden's Form 10-K for fiscal
                         Plan effective as of    year ended December 31, 1994
                         January 1, 1994.        and incorporated herein by
                                                 reference.

                   (ii)  Form of amended Ogden   Filed as Exhibit 10.7(w)(ii) to
                         Projects Pension Plan,  Ogden's Form 10-K for fiscal
                         effective as of         year ended December 31, 1994
                         January 1, 1994.        and incorporated herein by
                                                 reference.

             (o)    Ogden Corporation CEO        Filed as Exhibit 10.6(w) to
                    Formula Bonus Plan.          Ogden's Form 10-Q for the
                                                 quarterly period ended
                                                 September 30, 1994 and
                                                 incorporated herein by
                                                 reference.

             (p)    Ogden Key Management         Filed as Exhibit 10.7(p) to
                    Incentive Plan.              Ogden's Form 10-K for the
                                                 fiscal year ended December 31,
                                                 1997 and incorporated herein by
                                                 reference.

   10.8     Employment Agreements

             (a)   Employment Letter Agreement   Filed as Exhibit (10)(p) to
                   between Ogden and an          Ogden's Form 10-K for the
                   executive officer dated       fiscal year ended December 31,
                   January 30, 1990.             1990 and incorporated herein by
                                                 reference.

             (b)   Employment Agreement between  Filed as Exhibit (10)(r) to
                   R. Richard Ablon and Ogden    Ogden's Form 10-K for the
                   dated as of May 24, 1990.     fiscal year ended December 31,
                                                 1990 and incorporated herein by
                                                 reference.

                   (i)   Letter Amendment to     Filed as Exhibit (10)(r)(i) to
                         Employment Agreement    Ogden's Form 10-K for the
                         between Ogden           fiscal year ended December 31,
                         Corporation ad R.       1990 and incorporated herein by
                         Richard Ablon, dated as reference.
                         of October 11, 1991.

             (c)   Employment Agreement between  Filed as Exhibit (10)(s) to
                   Ogden and C.G. Caras dated    Ogden's Form 10-K for the
                   as of July 2, 1990.           fiscal year ended December 31,
                                                 1990 and incorporated herein by
                                                 reference.

                   (i)   Letter Amendment to     Filed as Exhibit (10)(s)(i) to
                         Employment Agreement    Ogden's Form 10-K for the
                         between Ogden           fiscal year ended December 31,
                         Corporation and C.G.    1990 and incorporated herein by
                         Caras, dated as of      reference.
                         October 11, 1990.

                   (ii)  Termination Letter      Filed as Exhibit 10.8(c)(ii) to
                         Agreement between C.G.  Ogden's Form 10-K for the
                         Caras and Ogden         fiscal year ended December 31,
                         Corporation dated April 1996 and incorporated herein by
                         30, 1996.               reference.

             (d)   Employment Agreement between  Filed as Exhibit (10)(t) to
                   Ogden and Philip G. Husby,    Ogden's Form 10-K for the
                   dated as of July 2, 1990.     fiscal year ended December 31,
                                                 1990 and incorporated herein by
                                                 reference.

             (e)   Termination Letter            Filed as Exhibit (10)(v) to
                   Agreement between Maria P.    Ogden's Form 10-K for the
                   Monet and Ogden dated as of   fiscal year ended December 31,
                   October 22,                   1990 and incorporated

                   1990.                         herein by reference.

             (f)   Letter Agreement between      Filed as Exhibit 10.2(p) to
                   Ogden Corporation and         Ogden's Form 10-K for fiscal
                   Ogden's Chairman of the       year ended December 31, 1991
                   Board, dated as of January    and incorporated herein by
                   16, 1992.                     reference.

             (g)   Employment Agreement          Filed as Exhibit 10.2(q) to
                   between Ogden Corporation     Ogden's Form 10-K for fiscal
                   and Ogden's Chief             year ended December 31, 1991
                   Accounting Officer dated      and incorporated herein by
                   as of December 18, 1991.      reference.

             (h)   Employment Agreement          Filed as Exhibit 10.8(o) to
                   between Scott G. Mackin       Ogden's Form 10-K for fiscal
                   and Ogden Projects, Inc.      year ended December 31, 1993
                   dated as of January 1,        and incorporated herein by
                   1994.                         reference.

                   (i)   Letter Amendment to     Filed as Exhibit 10.8(h)(i) to
                         Employment Agreement    Ogden's Form 10-K for fiscal
                         between Ogden           year ended December 31, 1996
                         Projects, Inc. and      and incorporated herein by
                         Scott G. Mackin,        reference.
                         dated December 20,
                         1996.

             (i)   Employment Agreement          Filed as Exhibit 10.8(i) to
                   between Ogden Corporation     Ogden's Form 10-K for fiscal
                   and David L. Hahn, dated      year ended December 31, 1995
                   December 1, 1995.             and incorporated herein by
                                                 reference.

             (j)   Employment Agreement          Filed as Exhibit 10.8(j) to
                   between Ogden Corporation     Ogden's Form 10-K for fiscal
                   and Rodrigo Arboleda,         year ended December 31, 1996
                   dated January 1, 1997.        and incorporated herein by
                                                 reference.

             (k)   Employment Agreement          Filed as Exhibit 10.8(k) to
                   between Ogden Projects,       Ogden's Form 10-K for fiscal
                   Inc. and Bruce W. Stone,      year ended December 31, 1996
                   dated June 1, 1990.           and incorporated herein by
                                                 reference.

             (l)   Employment Agreement          Filed as Exhibit 10.8(l) to
                   between Ogden Corporation     Ogden's Form 10-K for fiscal
                   and Quintin G. Marshall,      year ended December 31, 1996
                   dated October 30, 1996.       and incorporated herein by
                                                 reference.

             (m)   Employment Agreements         Filed as Exhibit 10.8(m) to
                   between Ogden and Jesus       Ogden's Form 10-K for the
                   Sainz, effective as of        fiscal year ended December 31,
                   January 1, 1998.              1997 and incorporated herein by
                                                 reference.

   10.9     First Amended and Restated Ogden     Filed as Exhibit 10.3(b)(i) to
            Corporation Guaranty Agreement made  Ogden's Form 10-K for fiscal
            as of January 30, 1992 by Ogden      year ended December 31, 1991
            Corporation for the benefit of       and incorporated herein by
            Mission Funding Zeta and Pitney      reference.
            Bowes Credit.

   10.10    Ogden Corporation Guaranty           Filed as Exhibit 10.3(b)(iii)
            Agreement made as of January         to Ogden's Form 10-K for fiscal
            30,1992 by Ogden Corporation for     year ended December 31, 1991
            the benefit of Allstate Insurance    and incorporated herein by
            Company and Ogden Martin Systems     reference.
            of Huntington Resource Recovery
            Nine Corp.

   11       Ogden Corporation and Subsidiaries   Transmitted herewith as Exhibit
            Detail of Computation of Earnings    11.
            Applicable to Common Stock.


   27       Financial Data Schedule.             Transmitted herewith as Exhibit
                                                 27.