Form 10-Q
period 1998-06-30
OGDEN CORP
filed 1998-08-13
CIK 73902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the transition period from                   to
                              ------------------   -------------------------
Commission file number    1-3122
                      ---------------------------------------------------------

                                Ogden Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                 13-5549268
-------------------------------             ------------------------------
(State or other jurisdiction of             I.R.S. Employer Identification
 incorporation or organization)             Number)

              Two Pennsylvania Plaza, New York, New York      10121
             --------------------------------------------------------
             (Address or principal executive office)       (Zip Code)

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

Yes  X         No
   ------        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998; 50,033,043 shares of Common Stock, $.50 par value per share.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                              FOR THE SIX MONTHS       FOR THE THREE MONTHS
                                      ENDED                   ENDED
                                     JUNE 30,                JUNE 30,
                          ------------------------- -----------------------
                                1998         1997        1998      1997
                          ------------- ----------- ----------- -----------
                           (In Thousands of Dollars, Except per Share Data)
Service revenues             $ 547,255    $ 574,294   $ 287,046 $ 293,750
Net sales                      259,720      284,760     143,898   150,475
Construction revenues            5,133                    1,801
Net gain on disposition of
businesses                      45,222       19,914      39,710     7,689
                              --------    ---------    --------  --------
   Total revenues              857,330      878,968     472,455   451,914
                              --------    ---------    --------  --------
Operating costs and
expenses                       429,592      440,946     233,800   216,197
Costs of goods sold            243,583      268,071     134,844   144,166
Construction costs               4,646                    1,713
Selling, administrative and
general expenses                59,449       57,636      30,428    27,868
Debt service charges            50,441       50,543      25,320    24,681
                              --------    ---------    --------  --------
   Total costs and expenses    787,711      817,196     426,105   412,912
                              --------    ---------    --------  --------
Consolidated operating
income                          69,619       61,772      46,350    39,002
Equity in net income of
investees and joint ventures     4,047          957       3,650       117
Interest income                  7,046       10,634       3,506     6,375
Interest expense               (16,895)     (17,526)     (8,299)   (9,722)
Other income (deductions)-net      172         (406)       (117)       77
                               -------    ---------    --------  --------
Income before income taxes
and minority interests          63,989       55,431      45,090    35,849
Income taxes                   (24,316)     (23,835)    (17,607)  (15,415)
Minority interests                (913)        (810)       (423)     (425)
                              --------   ----------   ---------  --------
Net income                    $ 38,760   $   30,786   $  27,060  $ 20,009
                              --------    ---------    --------  --------
                              --------    ---------    --------  --------
BASIC EARNINGS PER SHARE      $    .77   $      .62   $     .54  $    .40
                              --------    ---------    --------  --------
                              --------    ---------    --------  --------

DILUTED EARNINGS PER SHARE    $    .75   $      .60   $     .52  $    .39
                              --------    ---------    --------  --------
                              --------    ---------    --------  --------


OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                 JUNE 30,       DECEMBER 31,
                                                  1998              1997
                                            --------------   ---------------
                                                (In Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents                    $   228,912      $   185,671
Restricted funds held in trust                   309,300          103,882
Receivables (less allowances: 1998,
$29,177 and 1997, $20,207)                       365,245          393,185
Inventories                                       35,968           34,235
Deferred income taxes                             56,669           56,690
Other                                             56,720           58,408
                                             -----------      -----------
  Total current assets                         1,052,814          832,071
Property, plant and equipment-net              1,945,621        1,947,547
Restricted funds held in trust                   228,360          206,013
Unbilled service and other receivables
(less allowances: 1998 and 1997, $3,000)         172,436          174,962
Unamortized contract acquisition costs           139,010          136,462
Goodwill and other intangible assets              78,499           79,889
Other assets                                     335,753          262,351
                                             -----------      -----------
Total Assets                                 $ 3,952,493      $ 3,639,295
                                             -----------      -----------
                                             -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current Liabilities:
Current portion of long-term debt            $    43,143      $    19,696
Current portion of project debt                   70,909           68,052
Dividends payable                                 15,676           15,721
Accounts payable                                  98,660          109,719
Federal and foreign income taxes payable           9,400            1,913
Accrued expenses, etc.                           279,072          267,874
Deferred income                                   68,651           42,962
                                             -----------      -----------
  Total current liabilities                      585,511          525,937
Long-term debt                                   395,350          354,032
Project debt                                   1,436,345        1,424,648
Deferred income taxes                            381,806          383,341
Deferred income                                  198,410           20,313
Other liabilities                                221,249          187,866
Minority interests                                25,494           28,417
Convertible subordinated debentures              148,650          148,650
                                             -----------      -----------
  Total Liabilities                            3,392,815        3,073,204
                                             -----------      -----------
Shareholders' Equity:
Serial cumulative convertible preferred
stock, par value $1.00 per share;
authorized 4,000,000 shares; shares
outstanding: 42,812 in 1998 and
44,346 in 1997; net of treasury
shares of 29,820 in 1998 and 1997,respectively        43               45
Common stock, par value $.50 per share;
authorized, 80,000,000 shares; shares
outstanding: 50,033,043 in 1998 and
50,295,123 in 1997, net of treasury
shares of 3,418,043 and 3,135,123 in
1998 and 1997, respectively                       25,017           25,147
Capital surplus                                  200,046          212,383
Earned surplus                                   350,565          343,237
Cumulative translation adjustment-net            (15,237)         (13,862)
Pension liability adjustment                        (324)            (324)
Net unrealized loss on securities
available for sale                                  (432)            (535)
                                             -----------      -----------
Total Shareholders' Equity                       559,678          566,091
                                             -----------      -----------
Total Liabilities and Shareholders' Equity    $3,952,493      $ 3,639,295
                                             -----------      -----------
                                             -----------      -----------


OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  Six Months Ended                 Year Ended
                                                   June 30, 1998                 December 31, 1997
                                               Shares         Amounts          Shares         Amounts
                                            -----------------------------  ---------------------------
                                               (In Thousands of Dollars, Except Per Share Amounts)
Serial Cumulative Convertible Preferred
Stock, Par Value $1.00 Per Share;
Authorized 4,000,000 Shares:
Balance at beginning of period ........         74,166    $         75          77,509    $         78
Shares converted into common stock ....         (1,534)             (2)         (3,343)             (3)
                                            ------------  ---------------  ------------  --------------
Total .................................         72,632              73          74,166              75
Treasury shares .......................        (29,820)            (30)        (29,820)            (30)
                                            ------------  ---------------  ------------  --------------
Balance at end of period (aggregate
 involuntary liquidation value - 1998
$ 863,000)                                      42,812              43          44,346              45
                                            ------------  ---------------  ------------  --------------

Common Stock, Par Value $.50 Per Share;
Authorized, 80,000,000 Shares:
Balance at beginning of period ........     53,430,246          26,715      53,350,650          26,675
Exercise of stock options .............         11,680               6          59,640              30
Conversion of preferred shares ........          9,160               5          19,956              10
                                            ------------  ---------------  ------------  --------------
Total .................................     53,451,086          26,726      53,430,246          26,715
                                            ------------  ---------------  ------------  --------------
Treasury shares at beginning of period       3,135,123           1,568       3,606,123           1,803
Purchase of treasury shares ...........        774,100             387
Exercise of stock options .............       (491,180)           (246)       (471,000)           (235)
                                            ------------  ---------------  ------------  --------------
Treasury shares at end of period ......      3,418,043           1,709       3,135,123           1,568
                                            ------------  ---------------  ------------  --------------

Balance at end of period ..............     50,033,043          25,017      50,295,123          25,147
                                            ------------  ---------------  ------------  --------------

Capital Surplus:
Balance at beginning of period ........                        212,383                         202,162
Exercise of stock options .............                          9,446                          10,228
Purchase of treasury shares ...........                        (21,780)
Conversion of preferred shares ........                             (3)                             (7)
                                                          ---------------               ---------------
Balance at end of period ..............                        200,046                         212,383
                                                          ---------------               ---------------
Earned Surplus:
Balance at beginning of period ........                        343,237                         330,302
Net income ............................                         38,760                          75,673
                                                          ---------------               ---------------
Total .................................                        381,997                         405,975
                                                          ---------------               ---------------
Preferred dividends-per share 1998,
$1.6752, 1997, $3.35 ..................                             73                             152
Common dividends-per share 1998, $.625
 1997, $1.25 ..........................                         31,359                          62,586
                                                          ---------------               ---------------
Total dividends .......................                         31,432                          62,738
                                                          ---------------               ---------------
Balance at end of
period ................................                        350,565                         343,237
                                                          ---------------               ---------------
Cumulative Translation Adjustment-Net .                        (15,237)                        (13,862)
                                                          ---------------               ---------------
Pension Liability Adjustment ..........                           (324)                           (324)
                                                          ---------------               ---------------
Net Unrealized Loss on Securities
 Available For Sale ...................                           (432)                           (535)
                                                          ---------------               ---------------
TOTAL SHAREHOLDERS' EQUITY ............                   $    559,678                    $    566,091
                                                          ---------------               ---------------
                                                          ---------------               ---------------

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  FOR THE SIX MONTHS ENDED
                                                           JUNE 30
                                                     1998        1997                                                           (In
                                                  ----------   ----------
                                                 (In Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 38,760    $  30,786
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                         54,609       51,970
Deferred income taxes                                  9,416       11,766
Other                                                (44,694)     (19,405)
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                           17,931       66,714
Inventories                                           (2,879)        (933)
Other assets                                         (20,097)       7,693
Increase (Decrease) in Liabilities:
Accounts payable                                     (10,359)      16,961
Accrued expenses                                     (22,216)     (59,834)
Deferred income                                      202,504       (1,079)
Other liabilities                                      9,667      (15,098)
                                                    --------    ---------

Net cash provided by operating activities            232,642       89,541
                                                    --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses                      79,857       43,967
Proceeds from sale of property, plant and equipment    1,074        1,765
Investments in Energy facilities                     (12,095)     (13,123)
Other capital expenditures                           (53,629)     (32,877)
Decrease (increase) in other receivables               3,399      (95,891)
Distribution from investees and joint ventures         3,949
Increase in investment in and advances to
 investees and joint ventures                        (38,438)     (33,418)
                                                   ---------    ---------

Net cash used in investing activities                (15,883)    (129,577)
                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for Energy facilities                     118,063
Other new debt                                        68,192      129,614
Increase in funds held in trust                     (205,769)      (7,803)
Payment of debt                                     (107,200)     (27,485)
Dividends paid                                       (31,477)     (31,221)
Purchase of treasury shares                          (22,167)
Proceeds from exercise of stock options                9,698        4,126
Other                                                 (2,858)      (2,723)
                                                   ---------    ---------
Net cash (used in) provided by financing
activities                                          (173,518)      64,508
                                                    --------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS             43,241       24,472

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     185,671      140,824
                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 228,912    $ 165,296
                                                   ---------    ---------
                                                   ---------    ---------


                       OGDEN CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 1998




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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Revenues and income from operations (expressed in thousands of dollars) by segment for the six months and the three months ended June 30, 1998 and 1997 were as follows:

Operations:


                                                                  Six Months Ended           Three Months Ended
                                                                      June 30                    June 30
                                                                 --------------------------------------------
                                                                          (In Thousands of Dollars)

Information Concerning
  Business Segments                                              1998         1997          1998        1997
                                                                 ----         ----          ----        ----

Revenues:
Entertainment                                                  $ 218,032    $ 184,974    $ 124,701    $ 105,143
Aviation                                                         198,503      194,548      118,217       94,070
Energy                                                           389,453      341,809      206,245      176,495
Other                                                             51,342      157,637       23,292       76,206
                                                               ---------    ---------    ---------    ---------

Total Revenues                                                 $ 857,330    $ 878,968    $ 472,455    $ 451,914
                                                               ---------    ---------    ---------    ---------
                                                               ---------    ---------    ---------    ---------


Income (Loss) from Operations:
Entertainment                                                  $  14,816    $  10,486    $   9,145    $   7,088
Aviation                                                          37,493       16,549       29,883       10,478
Energy                                                            38,597       40,492       23,020       28,607
Other                                                               (706)       4,907         (694)      (2,146)
                                                               ---------    ---------    ---------    ---------

Total Income from Operations                                      90,200       72,434       61,354       44,027

Equity in net income (loss) of investees and joint ventures:
Entertainment                                                     (2,436)        (895)      (1,348)        (348)
Aviation                                                          (2,264)       1,519       (3,292)         501
Energy                                                             8,747          200        8,290          (36)

Other                                                                             133
                                                               ---------    ---------    ---------    ---------

Total                                                             94,247       73,391       65,004       44,144
Corporate unallocated expenses - net                             (20,409)     (11,068)     (15,121)      (4,948)
Corporate interest - net                                          (9,849)      (6,892)      (4,793)      (3,347)
                                                               ---------    ---------    ---------    ---------

Income Before Income Taxes
 and Minority Interest                                         $  63,989    $  55,431    $  45,090    $  35,849
                                                               ---------    ---------    ---------    ---------
                                                               ---------    ---------    ---------    ---------


OPERATIONS:

Revenues for the first six months of 1998 were $21,600,000 lower than the comparable period of 1997. This was primarily due to a decline of $106,300,000 in the Other segment chiefly associated with the sales of Facility Services New York operations in July 1997 and certain operations of Atlantic Design Company
(ADC), a contract manufacturing business in late 1997 and in early 1998. The Entertainment segment's revenues were $33,100,000 higher reflecting increased activity at the World Trade Center and certain sports venues, the partial start-up of

Entertainment sites in Arizona, Texas and Florida, and the acquisition of the Enchanted Castle in late 1997. The Aviation segment's revenues were $4,000,000 higher primarily reflecting the gain on the sale of the domestic catering operations and the gain on the sale of a 5% interest in the Hong Kong ground services company. These increases in aviation revenues were partially offset by the effect of the sale in 1997 of the Miami and Spanish inflight catering business and certain ground services operations. The Energy segment's revenues were $47,600,000 higher primarily due to Independent Power operations including the results of the acquisition in late 1997 of both Pacific Energy and a 60% interest in four cogeneration plants in China, and increased production at the Edison Bataan facility; the buy-out of a Waste-to-Energy power purchase contract; and increased construction revenues associated with retrofit activity at several facilities.

Consolidated operating income for the first six months of 1998 was $7,800,000 higher than the comparable period of 1997. The Entertainment segment's income from operations was $4,300,000 higher primarily reflecting increased activity at the World Trade Center and certain sports venues, the partial start-up of Entertainment sites in Arizona, Texas and Florida and other credits. These increases in Entertainment's income from operations were partially offset by start-up expenses at the Tinseltown operation. The Aviation segment's income from operations was $20,900,000 higher primarily reflecting the gain on the sale of the domestic inflight catering business in June 1998, and the gain on the sale of a 5% interest in the Hong Kong ground services company. These increases in Aviation's income from operations in 1998 were offset in part by reduced European operations, provision for restructuring European operations, certain legal claims and other charges in 1998, and in part by the gain on the sale in 1997 of the Miami and Spanish inflight catering business and certain ground services operations. The Energy segment's income from operations was $1,900,000 lower primarily reflecting an increase of $800,000 in Waste-to-Energy operations chiefly associated with increased operating results at four facilities, partially offset by increased maintenance costs and decreased operating results at a facility due to a service agreement adjustment. In addition, construction income increased $400,000 due to the commencement of retrofit activity at several facilities. These increases were more than offset by the Independent Power group's income from operations decreasing $500,000 primarily due to provisions established for several geothermal operations and increased development costs, partially offset by the results of Pacific Energy and the groups 60% interest in four cogeneration plants in China, both acquired in 1997; increased production at the Edison Bataan facility and the Environmental group's income from operations decreasing $2,500,000 primarily reflecting the write-off of uncollectible notes receivable. The Other segment's income from operations was $5,600,000 lower chiefly associated with the sale of an investment in Universal Ogden in the first quarter of 1997.

Corporate unallocated expenses - net for the six months ended June 30, 1998 increased $9,300,000 over the comparable period of 1997. This increase was primarily due to restructuring costs, certain litigation and proxy related charges.

Equity in net income of investees and joint ventures for the six months ended June 30, 1998 was $3,100,000 higher than the comparable period of 1997 chiefly associated with the buy-out of an energy sales agreement with respect to a 50% joint venture, the results of Pacific Energy joint ventures acquired in September 1997 and increased activity in several aviation joint ventures.

These increases were partially offset by start-up costs of the Bogota, Colombia and Argentina 2000 airport operations as well as low activity in Entertainment's Spanish theme park joint venture.

The Energy segment has three interest rate swap agreements entered into as hedges against interest rate exposure on three series of adjustable rate project debt that resulted in additional debt service costs of $360,000 and $200,000 for the first six months of 1998 and 1997.

Interest income for the first six months of 1998 was $3,600,000 lower than the comparable period of 1997 primarily reflecting the repayment of debt by a customer and lower average cash and cash equivalents. Interest expense was $600,000 lower chiefly associated with reduced borrowings and payments on outstanding debt, partially offset by increased interest on notes issued in connection with the acquisition of Pacific Energy in September 1997. Ogden has two interest rate swap agreements covering notional amounts of $100,000,000 and $4,300,000, respectively. The first swap agreement expires on December 16, 1998 and was entered into in order to convert Ogden's fixed rate $100,000,000 9.25% debentures into variable rate debt. The second swap agreement expires on November 30, 2000 and was entered into in order to convert Ogden's $4,300,000 variable rate debt to a fixed rate. These agreements resulted in additional interest expense of $190,000 and $80,000 for the first six months of 1998 and 1997, respectively.

The effective income tax rate for the first six months of 1998 was 38% compared with 43% for the comparable period of 1997. This decrease of 5% was chiefly associated with higher foreign earnings in countries with lower income tax rates, and non-conventional fuel tax credits generated by Pacific Energy.

Revenues for the three months ended June 30, 1998 were $20,500,000 higher than the comparable period of 1997. The Entertainment segment's revenues were $19,600,000 higher reflecting increased customer activity in food and beverage operations at sports venues and the World Trade Center, the partial start-up of Entertainment sites in Arizona, Texas and Florida and the acquisition of Enchanted Castle in late 1997. The Aviation segment's revenue was $24,100,000 higher primarily reflecting the gain on the sale of the domestic inflight catering operations in June 1998. This increase was partially offset by the gain on the sale in 1997 of the Spanish inflight catering operations and certain ground services operations. The Energy segment's revenues were $29,800,000 higher primarily due to Independent Power operations, including the results of the acquisition in 1997 of both Pacific Energy and a 60% interest in four cogeneration plants in China, and increased production on the Edison Bataan facility; the buyout of a Waste-to-Energy power purchase agreement; and an increase in the consulting and engineering business of Ogden Environmental. These increases in revenues were partially offset by a decrease of $52,900,000 in the Other segment's revenues primarily due to the previous sale of certain operations of ADC and Facility Services New York operations.

Consolidated operating income for the three months ended June 30, 1998 was $7,300,000 higher than the comparable period of 1997. The Entertainment segment's income from operations was $2,100,000 higher primarily due to increased activity at several sports venues and the World Trade Center, the acquisition of Enchanted Castle, the partial start-up of an entertainment site in Florida and other credits. These increases were partially offset by start up costs at the

Tinseltown operation. The Aviation segment's income from operations was $19,400,000 higher primarily reflecting the gain on the sale of the domestic inflight catering operations in June 1998. This increase was offset in part by reduced European operations, provisions for restructuring European operations, certain legal claims and other charges in 1998 and in part by the gain on the sale of the Spanish inflight kitchen and certain ground services operations. The Energy segment's income from operations was $5,600,000 lower primarily due to a reduction of $4,500,000 in Independent Power reflecting provisions established for several geothermal operations and increased development costs. These decreases were partially offset by the results of Pacific Energy and the group's 60% interest in four cogeneration plants in China acquired in 1997; the Environmental group's income from operations decreased $2,000,000 reflecting the write-off of uncollectible notes receivables. Waste-to-Energy operations increased $800,000. The Other segment's income from operations increased $1,500,000 chiefly associated with the previous sale of certain ADC operations.

Unallocated corporate expenses - net for the three months ended June 30, 1998 were $10,200,000 higher than the comparable period of 1997 chiefly associated with restructuring costs, certain litigation and proxy related charges.

Equity in net income of investees and joint ventures for the three months ended June 30, 1998 was $3,500,000 higher than the comparable period of 1997 primarily reflecting the buyout of an energy sales agreement with respect to a 50% owned joint venture, the results of Pacific Energy joint ventures acquired in 1997 and increased activity at several aviation joint ventures. These increases were partially offset by start-up costs of the Bogota, Colombia and Argentina 2000 airport operations as well as low activity in Entertainment's Spanish theme park joint venture.

At June 30, 1998, the Energy segment had three interest rate swap agreements which resulted in additional debt service expense of $108,000 and lower debt service expense of $9,000 during the three months ended June 30, 1998 and 1997, respectively.

Interest income for the three months ended June 30, 1998 was $2,900,000 lower than the comparable period of 1997 chiefly associated with the repayment of debt by customers and lower average cash and cash equivalents. Interest expense was $1,400,000 lower chiefly associated with reduced short term borrowings and payments on outstanding debt, partially offset by interest on notes issued in connection with the acquisition of Pacific Energy. Ogden has two interest rate swap agreements which resulted in additional interest expense of $41,000 and $46,000 for the three months ended June 30, 1998 and 1997, respectively.

The effective income tax rate for the three months ended June 30, 1998 was 39% compared with 43% for the comparable period of 1997. This decrease of 4% primarily reflects higher foreign earnings in countries with lower tax rates and non-conventional fuel tax credits.

Capital Investments and Commitments: During the first six months of 1998, capital investments amounted to $65,700,000, of which $12,100,000, inclusive of restricted funds transferred from funds held in trust, was for Energy facilities and $53,600,000 was for normal replacement and growth in Entertainment ($29,200,000), Aviation ($20,900,000), Energy ($2,900,000) operations and Other
($600,000).

At June 30, 1998, capital commitments amounted to $139,000,000 which included $68,500,000 for normal replacement, modernization, and growth in Entertainment ($52,400,000), Aviation ($4,100,000), and Energy ($12,000,000) operations. Also included was $38,100,000 for Energy's coal-fired power project in The Philippines reflecting $18,700,000 for the remaining mandatory equity contribution, $5,700,000 for contingent equity contributions, and $13,700,000 for a standby letter of credit in support of debt service reserve requirements. Funding for the remaining mandatory equity contribution is being provided through a bank credit facility, which must be repaid in December 2001. The Corporation also has a $21,000,000 equity commitment in an Aviation joint venture in Argentina and a $11,400,000 contingent equity commitment in an entertainment venture. In addition, compliance with standards and guidelines under the Clean Air Act Amendments of 1990 will require further Energy capital expenditures currently estimated at $25,000,000 by December 2000 subject to the final time schedules determined by the individual states in which the Company's waste-to-energy facilities are located.

Ogden and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy, entertainment, and other facilities. In the normal course of business, they are involved in legal proceedings in which damages and other remedies are sought. In connection with certain contractual arrangements, Ogden has agreed to provide two vendors with specified amounts of business over a three year period. If these amounts are not provided, the corporation may be liable for prorated damages of up to approximately $5,000,000. Management does not expect that these contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business will have a material adverse effect on Ogden's Consolidated Financial Statements.

During 1994, a subsidiary of Ogden entered into a 30-year facility management contract, pursuant to which it agreed to advance funds to a customer and, if necessary, to assist the customers' refinancing of senior secured debt incurred in connection with the construction of the facility. During 1997, Ogden purchased the customer's senior secured debt in the amount of $95,000,000, using borrowed funds, which senior secured debt was subsequently sold and the borrowed funds repaid. Ogden is obligated to repurchase such senior secured debt in the amount of $97,050,000 on December 30, 2002 if the debt is not refinanced prior to that time. Ogden's repurchase obligation is collateralized by bank letters of credit. Ogden is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer on December 30, 2002. At June 30, 1998, the amount outstanding was $51,625,000. In addition, the Corporation has guaranteed indebtedness of $20,683,000 of an affiliate and principal tenant of this customer, which indebtedness is due in September 1998. Ogden also has guaranteed borrowing's of a customer amounting to approximately $13,200,000 as well as $13,800,000 of borrowings of joint ventures in which Ogden has an equity interest. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

Liquidity/Cash Flow - Net cash provided from operating activities was $143,100,000 higher than the comparable period of 1997 primarily reflecting an increase in deferred income of $204,000,000 chiefly associated with the prepayment of a power purchase agreement for the Haverhill waste-to-energy plant, partially offset by the collection in 1997 of $41,700,000 relating to certain legal settlements. Net cash used in investing activities decreased $113,700,000 primarily reflecting a net decrease in loans to customers of $99,300,000, and increased proceeds of $35,900,000 from the sale of businesses. These decreases in net cash used in investing activities were partially offset by increased capital expenditures of $20,800,000 primarily in the Entertainment and Aviation segments and increased investments and advances to investees and joint ventures of $5,100,000. Net cash used in financing activities was $238,000,000 higher chiefly associated with an increase of funds held in trust of $198,000,000 relating to the prepayment of a power purchase agreement, $22,200,000 for the purchase of treasury shares and a net reduction of $23,100,000 of debt.

At June 30, 1998, the Corporation had $228,900,000 in cash and cash equivalents and unused revolving credit lines of $184,600,000.

In January 1998, Ogden's Board of Directors reauthorized the purchase of shares of the Corporation's common stock in an amount up to $100,000,000. From January 1 through August 10, 1998, 1,165,700 shares of common stock were purchased for $32,418,000.

Any statements in this communication, which may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, are subject to certain risks and uncertainties. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and more generally, general economic conditions, including changes in interest rates and the performance of the financial markets; changes in domestic and foreign laws, regulations, and taxes; changes in competition and pricing environments; and regional or general changes in asset valuations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Shareholders of Ogden Corporation was held on May 20, 1998.



          (b)       Name of Each Director Elected    Name of Each other Director
                    -----------------------------
                                                     whose Term of Office Continued
                                                     ------------------------------


                       R. Richard Ablon               Terry Allen Kramer         (1999)
                       Judith D. Moyers               Helmut Volcker             (1999)
                       Robert E. Smith                Jeffrey F. Friedman        (1999)
                       Anthony J. Bolland             David M. Abshire           (1999)
                                                      Norman G. Einspruch        (2000)
                                                      Attallah Kappas            (2000)
                                                      Homer A. Neal              (2000)



         (c) (i) Proposal 1: Election of four directors for a three year term.



           --------------------- ---------------------- -------------------
                  Name                Votes For           Votes Withheld

           --------------------- ---------------------- -------------------
           --------------------- ---------------------- -------------------
           R. Richard Ablon          37,450,211             1,798,315
           --------------------- ---------------------- -------------------
           Judith D. Moyers          37,458,876             1,789,650
           --------------------- ---------------------- -------------------
           Robert E. Smith           37,458,122             1,790,404
           --------------------- ---------------------- -------------------
           Anthony J. Bolland        41,189,235             1,793,645
           --------------------- ---------------------- -------------------
           Michael G. Conroy          3,734,354               578,300
           --------------------- ---------------------- -------------------
           Larry G. Schafran          3,734,354               578,300
           --------------------- ---------------------- -------------------
           Robert J. Slater           3,734,354               578,300
           --------------------- ---------------------- -------------------



                  (ii) Proposal 2: Ratification of the selection of Deloitte & Touch LLP as independent public accountants of the corporation and its subsidiaries for the year 1998:

           -------------- ----------------- ------------- --------------------
                  For          Against         Abstain      Broker Non-Vote
           -------------- ----------------- ------------- --------------------
           -------------- ----------------- ------------- --------------------
             43,267,100      13,152,379        568,138           - 0 -
           -------------- ----------------- ------------- --------------------

                   (iii) Proposal 3: Stockholder proposal requesting the Board of Directors take the steps necessary to provide that new Directors be elected annually and not by classes:



           -------------- ----------------- ------------- --------------------
                  For          Against         Abstain      Broker Non-Vote
           -------------- ----------------- ------------- --------------------
           -------------- ----------------- ------------- --------------------
             24,707,914      13,152,379        568,138           5,132,749
           -------------- ----------------- ------------- --------------------


                   (iv) Proposal 4: Stockholder proposal requested the prompt sale of the Company to the highest bidder:


           -------------- ----------------- ------------- --------------------
                  For          Against         Abstain      Broker Non-Vote
           -------------- ----------------- ------------- --------------------
           -------------- ----------------- ------------- --------------------
             3,311,801      34,409,812        706,818           5,132,749
           -------------- ----------------- ------------- --------------------


                   (v) Stockholder proposal requesting the endorsement of the Coalition for Environmentally Responsible Economics Principles:


           -------------- ----------------- ------------- --------------------
                  For          Against         Abstain      Broker Non-Vote
           -------------- ----------------- ------------- --------------------
           -------------- ----------------- ------------- --------------------
             3,024,000      33,067,720        2,339,711           5,132,749
           -------------- ----------------- ------------- --------------------



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

                    3.1 Ogden's Restated Certificate of Incorporation as amended.*

                    3.2       Ogden's By-Laws, as amended through April 8,
                              1998.*

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

                    10.3      Executive Compensation Plans and Agreements.

                              (a)       Ogden Corporation 1990 Stock Option
                                        Plan.*

                                        i.        Ogden Corporation 1990 Stock
                                                  Option Plan as Amended and
                                                  Restated as of January 19,
                                                  1994.*

                                        ii.       Amendment adopted and
                                                  effective as of September 18,
                                                  1997.*

                              (b) Ogden Services Corporation Executive Pension Plan.*

                              (c)       Ogden Services Corporation Select
                                        Savings Plan.*

                                        i.        Ogden Services Corporation
                                                  Select Savings Plan Amendment
                                                  and Restatement as of January
                                                  1, 1995.* ii. Amendment Number
                                                  One to the Ogden Services
                                                  Corporation Select Savings
                                                  Plan as amended and restated
                                                  January 1, 1995, effective
                                                  January 1, 1998.*

                              (d)       Ogden Services Corporation Select
                                        Savings Plan Trust.*

                                        i.        Ogden Services Corporation
                                                  Select Savings Plan Trust
                                                  Amendment and Restatement as
                                                  of January 1, 1995.*

                              (e) Ogden Services Corporation Executive Pension Plan Trust.*

                              (f) Changes effected to the Ogden Profit Sharing Plan effective January 1, 1990.*

                              (g) Employment Letter Agreement between Ogden and an executive officer dated January 30, 1990.*

                              (h) Employment Agreement between R. Richard Ablon and Ogden dated as of January 1, 1990.

                              (i) Employment Agreement between Ogden and Philip G. Husby, dated as of July 2, 1990.*

                              (j)       Letter Agreement between Ogden
                                        Corporation and Ogden's Chairman of the
                                        Board, dated as of January 16, 1992.*

                              (k)       Employment Agreement between Ogden
                                        Corporation and Ogden's Chief Accounting
                                        Officer dated as of December 18, 1991.*

                              (l) Employment Agreement between Scott G. Mackin and Ogden Projects, Inc. dated as of January 1, 1994.*

                              (m)       Employment Agreement between Alane
                                        Baranello and Ogden Services
                                        Corporation, dated October 28, 1996.

                              (m)(1) Employment Agreement between Peter Allen and Ogden Corporation dated July 1, 1998.

                              (n)       Ogden Corporation Profit Sharing Plan.*

                                        (i)       Ogden Profit Sharing Plan as
                                                  amended and restated January
                                                  1, 1991 and as in effect
                                                  through January 1, 1993.*
                                      II-5

                                        (ii)      Ogden Profit Sharing Plan as
                                                  amended and restated effective
                                                  as of January 1, 1995.*

                              (o) Ogden Corporation Core Executive Benefit Program.*

                              (p)       Ogden Projects Pension Plan.*

                              (q)       Ogden Projects Profit Sharing Plan.*

                              (r) Ogden Projects Supplemental Pension and Profit Sharing Plans.*

                              (s)       Ogden Projects Core Executive Benefit
                                        Program.*

                              (t)       Ogden Corporation CEO Formula Bonus
                                        Plan.*

                              (u)       Form of amendments to the Ogden
                                        Projects, Inc. Pension Plan and Profit
                                        Sharing Plans effective as of January 1,
                                        1994.

                                        i.        Form of amended Ogden Projects
                                                  Profit Sharing Plan effective
                                                  as of January 1, 1994.*

                                        ii.       Form of amended Ogden Projects
                                                  Pension Plan, effective as of
                                                  January 1, 1994.*

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

                    27        Financial Data Schedule (EDGAR Filing Only).

*Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.

                              (b)       Reports on Form 8-K

                                        There were no Form 8-K Current Reports
                                        filed during the Second Quarter of 1998.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.



                                        OGDEN CORPORATION
                                        (Registrant)


Date: August 13, 1998                   By/s/ Philip G. Husby
                                          ---------------------------------
                                               Philip G. Husby
                                               Senior Vice President
                                               and Chief Financial
                                               Officer

Date: August 13, 1998                    By:/s/ Robert M. DiGia
                                            -------------------------------
                                                Robert M. DiGia
                                                Vice President,
                                                Controller and Chief
                                                Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.        DESCRIPTION OF DOCUMENT                FILING INFORMATION
-------  ------------------------------       ---------------------------------
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

3.2      Ogden By-Laws as amended.            Filed as Exhibit 3.2 to Ogden's
                                              Form 10-Q for the quarterly
                                              period ended March 31, 1998 and
                                              incorporated herein by reference.

   4     Instruments Defining Rights of
         Security Holders.

EXHIBIT
  NO.             DESCRIPTION OF DOCUMENT                    FILING INFORMATION
-------           --------------------------------           ---------------------------
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

10                Material Contracts

10.1              Credit Agreement by and among              Filed as Exhibit No. 10.2 to Ogden's
                  Ogden, The Bank of New York, as            Form 10-K for fiscal year ended
                  Agent and the signatory Lenders thereto    December 31,1993, and
                  dated as of September 20, 1993.            incorporated herein by reference.

                        (i)      Amendment to Credit         Filed as Exhibit 10.1(i) to Ogden's
                                 Agreement, dated as of      Form 10-K for fiscal year ended
                                 November 16, 1995.          December 31, 1995, and
                                                             incorporated herein by reference.

10.1(a)           U.S. $95 million Term Loan and Letter      Filed as Exhibit 10.6 to Ogden's
                  of Credit and Reimbursement                Form 10-Q for the quarterly period
                  Agreement among Ogden, the Deutsche        ended March 31, 1997 and
                  Bank AG, New York Branch and the           incorporated herein by reference.
                  signatory Banks thereto, dated March
                  26, 1997.

10.1(b)           $200 million Credit Agreement among        Filed as Exhibit 10.1(i) to Ogden's
                  Ogden, The Bank of New York as Agent       Form 10-Q for the quarterly period
                  and the signatory Lenders thereto,         ended June 30, 1997 and incorporated
                  dated as of June 30, 1997.                 herein by reference.

10.2              Stock Purchase Agreement dated May         Filed as Exhibit (10)(d) to Ogden's
                  31, 1988, between Ogden and Ogden          Form 10-K for the fiscal year ended
                  Projects, Inc.                             December 31, 1989 and incorporated
                                                             herein by reference.

10.3              Tax Sharing Agreement, dated January       Filed as Exhibit (10)(e) to Ogden's
                  1, 1989 between Ogden, Ogden               Form 10-K for the fiscal year ended
                  Projects, Inc. and subsidiaries,           December 31, 1989 and incorporated
                  Ogden Allied Services, Inc. and            herein by reference.
                  subsidiaries and Ogden Financial
                  Services, Inc. and subsidiaries.

10.4              Stock Purchase Option Agreement,           Filed as Exhibit (10)(f) to Ogden's
                  dated June 14, 1989, between Ogden         Form 10-K for the fiscal year ended
                  and Ogden Projects, Inc. as amended        December 31, 1989 and incorporated
                  on November 16, 1989.                      herein by reference.

10.5              Preferred Stock Purchase Agreement,        Filed as Exhibit (10)(g) to Ogden's
                  dated July 7, 1989, between Ogden          Form 10-K for the fiscal year ended
                  Financial Services, Inc. and Image         December 31, 1989 and incorporated
                  Data Corporation.                          herein by reference

10.6              Rights Agreement between Ogden             Filed as Exhibit (10)(h) to Ogden's
                  Corporation and Manufacturers Hanover      Form 10-K for the fiscal year ended
                  Trust Company, dated as of September       December 31, 1990 and incorporated
                  20, 1990 and amended August 15, 1995       herein by reference.
                  to provide The Bank of New York as
                  successor agent.

10.7              Executive Compensation Plans.

                  (a)   Ogden Corporation 1990               Filed as Exhibit (10)(j) to Ogden
                        Stock Option Plan.                   Form 10-K for the fiscal year ended
                                                             December 31, 1990 and incorporated
                                                             herein by reference.

                        i.      Ogden Corporation 1990       Filed as Exhibit 10.6(b)(i) to
                                Stock Option Plan            Ogden's Form 10-Q for the quarterly
                                as Amended and               period ended September 30, 1994 and



                                Restated as of January       incorporated herein by reference.
                                19, 1994

                        ii.     Amendment adopted and        Filed as Exhibit 10.7(a)(ii) to
                                effective as of September    Ogden's Form 10-K for fiscal period
                                18, 1997.                    ended December 31, 1997 and
                                                             incorporated herein by reference.


                  (b)   Ogden Services Corporation           Filed as Exhibit (10)(k) to Ogden's
                        Executive Pension Plan.              Form 10-K for the fiscal year ended
                                                             December 31, 1990 and incorporated
                                                             herein by reference.



                  (c)   Ogden Services Corporation Select    Filed as Exhibit (10)(l) to Ogden
                        Savings Plan.                        Form 10-K for the fiscal year ended
                                                             December 31, 1990 and incorporated
                                                             herein by reference.

                        (i)     Ogden Services Corporation   Filed as Exhibit 10.7(d)(I) to
                                Select Savings Plan          Ogden's Form 10-K for the fiscal year
                                Amendment and                ended December 31, 1994 and
                                Restatement as of            incorporated herein by reference.
                                January 1, 1995.

                        (ii)    Amendment Number One to the  Filed as Exhibit 10.7(c)(ii) to
                                Ogden Services               Ogden's Form 10-K for the fiscal year
                                Corporation Select           ended December 31, 1997 and
                                Savings Plan as              incorporated herein by reference.
                                Amended and Restated
                                January 1, 1995,
                                effective January 1,
                                1998.

                  (d)   Ogden Services Corporation Select    Filed as Exhibit (10)(m) to Ogden's
                        Savings Plan Trust.                  Form 10-K for the fiscal year ended
                                                             December 31, 1990 and incorporated
                                                             herein by reference.


                        i.      Ogden Services               Filed as Exhibit 10.7(e)(i) to Ogden's
                                Corporation Select           Form 10-K for the fiscal year ended



                                Savings Plan Trust           December 31, 1994 and incorporated
                                Amendment and Restatement    herein by reference.
                                as of  January 1, 1995.

                  (e)   Ogden Services Corporation           Filed as Exhibit (10)(n) to Ogden's
                        Executive Pension Plan Trust.        Form 10-K for the fiscal year ended
                                                             December 31, 1990 and incorporated
                                                             herein by reference.

                  (f)   Changes effected to the Ogden        Filed as Exhibit (10)(o) to Ogden's
                        Profit Sharing Plan effective        Form 10-K for the fiscal year ended
                        January 1, 1990.                     December 31, 1990 and incorporated
                                                             herein by reference.

                  (g)   Ogden Corporation Profit             Filed as Exhibit 10.8(p) to Ogden's
                        Sharing Plan.                        Form 10-K for fiscal year ended
                                                             December 31, 1992 and incorporated
                                                             herein by reference.

                        (i)    Ogden Profit Sharing Plan as  Filed as Exhibit 10.8(p)(i) to
                               amended and restated January  Ogden's Form 10-K for fiscal year
                               1, 1991 and as in effect      ended December 31, 1993 and
                               through January 1, 1993.      incorporated herein by reference.

                        (ii)   Ogden Profit Sharing Plan as  Filed as Exhibit 10.7(p)(ii) to
                               amended and restated          Ogden's Form 10-K for fiscal year
                               effective as of January 1,    ended December 31, 1994 and
                               1995.                         incorporated herein by reference.

                  (h)   Ogden Corporation Core Executive     Filed as Exhibit 10.8(q) to Ogden's
                        Benefit Program.                     Form 10-K for fiscal year ended
                                                             December 31, 1992 and incorporated
                                                             herein by reference.

                  (i)   Ogden Projects Pension Plan.         Filed as Exhibit 10.8(r) to Ogden's
                                                             Form 10-K for fiscal year ended
                                                             December 31, 1992 and incorporated
                                                             herein by reference.

                  (j)   Ogden Projects Profit Sharing        Filed as Exhibit 10.8(s) to Ogden's
                        Plan.                                Form 10-K for fiscal year ended
                                                             December 31, 1992 and incorporated
                                                             herein by reference.


                    (k)      Ogden Projects Supplemental Pension      Filed as Exhibit 10.8(t) to Ogden's Form
                             and Profit Sharing Plans.                10-K for fiscal year ended December 31, 1992
                                                                      and incorporated herein by reference.

                    (l)      Ogden Projects Employees' Stock Option   Filed as Exhibit 10.8(u) to Ogden's Form
                             Plan.                                    10-K for fiscal year ended December 31, 1992
                                                                      and incorporated herein by reference.

                             (i)      Amendment dated as of           Filed as Exhibit 10.7(u)(i) to Ogden's Form
                                      December 29, 1994, to the       10-K for fiscal year ended December 31, 1994
                                      Ogden Projects Employees'       and incorporated herein by reference.
                                      Stock Option Plan.

                    (m)      Ogden Projects Core Executive Benefit    Filed as Exhibit 10.8(v) to Ogden's Form
                             Program.                                 10-K for fiscal year ended December 31, 1992
                                                                      and incorporated herein by reference.

                    (n)      Form of amendments to the Ogden          Filed as Exhibit 10.8(w) to Ogden's Form
                             Projects, Inc. Pension Plan and Profit   10-K for fiscal year ended December 31, 1993
                             Sharing Plans effective as of January    and incorporated herein by reference.
                             1, 1994.

                             (i)      Form of amended Ogden           Filed as Exhibit 10.7(w)(i) to Ogden's Form
                                      Projects Profit Sharing Plan    10-K for fiscal year ended December 31, 1994
                                      effective as of January 1,      and incorporated herein by reference.
                                      1994.

                             (ii)     Form of amended Ogden           Filed as Exhibit 10.7(w)(ii) to Ogden's Form
                                      Projects Pension Plan,          10-K for fiscal year ended December 31, 1994
                                      effective as of January 1,      and incorporated herein by reference.
                                      1994.

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

                    (p)      Ogden Key Management Incentive Plan.     Filed as Exhibit 10.7(p) to Ogden's Form
                                                                      10-K for the fiscal year ended December 31,
                                                                      1997 and incorporated




                                                                      herein by reference.

10.8                Employment Agreements

                    (a)      Employment Letter Agreement between      Filed as Exhibit (10)(p) to Ogden's Form
                             Ogden and an executive officer dated     10-K for the fiscal year ended December 31,
                             January 30, 1990.                        1990 and incorporated herein by reference.

                    (b)      Employment Agreement between R.          Filed as Exhibit (10)(r) to Ogden's Form
                             Richard Ablon and Ogden dated as of      10-K for the fiscal year ended December 31,
                             May 24, 1990.                            1990 and incorporated herein by reference.

                             i.      Letter Amendment to Employment   Filed as Exhibit (10)(r)(i) to Ogden's Form
                                     Agreement between Ogden          10-K for the fiscal year ended December 31,
                                     Corporation ad R. Richard        1990 and incorporated herein by reference.
                                     Ablon, dated as of October 11,
                                     1991.

                             ii.      Employment Agreement between    Transmitted herewith as Exhibit 10.3(h).
                                      R. Richard Ablon and Ogden
                                      dated as of January 1, 1998.

                    (c)      Employment Agreement between Ogden and   Filed as Exhibit (10)(s) to Ogden's Form
                             C.G. Caras dated as of July 2, 1990.     10-K for the fiscal year ended December 31,
                                                                      1990 and incorporated herein by reference.

                             (i)      Letter Amendment to             Filed as Exhibit (10)(s)(i) to Ogden's Form
                                      Employment Agreement between    10-K for the fiscal year ended December 31,
                                      Ogden Corporation and C.G.      1990 and incorporated herein by reference.
                                      Caras, dated as of October
                                      11, 1990.

                             (ii)     Termination Letter Agreement    Filed as Exhibit 10.8(c)(ii) to Ogden's Form
                                      between C.G. Caras and Ogden    10-K for the fiscal year ended December 31,
                                      Corporation dated April 30,     1996 and incorporated herein by reference.
                                      1996.

                    (d)      Employment Agreement                     Filed as Exhibit (10)(t) to Ogden's



                             between Ogden and Philip G.              Form 10-K for the fiscal year ended December 31,
                             Husby, dated as of July 2,               1990 and incorporated herein by reference.
                             1990.


                    (e)      Termination Letter Agreement between     Filed as Exhibit (10)(v) to Ogden's Form
                             Maria P. Monet and Ogden dated as of     10-K for the fiscal year ended December 31,
                             October 22, 1990.                        1990 and incorporated herein by reference.

                    (f)      Letter Agreement between Ogden           Filed as Exhibit 10.2(p) to Ogden's Form
                             Corporation and Ogden's Chairman of      10-K for fiscal year ended December 31, 1991
                             the Board, dated as of January 16,       and incorporated herein by reference.
                             1992.

                    (g)      Employment Agreement between Ogden       Filed as Exhibit 10.2(q) to Ogden's Form
                             Corporation and Ogden's Chief            10-K for fiscal year ended December 31, 1991
                             Accounting Officer dated as of           and incorporated herein by reference.
                             December 18, 1991.

                    (h)      Employment Agreement between Scott G.    Filed as Exhibit 10.8(o) to Ogden's Form
                             Mackin and Ogden Projects, Inc. dated    10-K for fiscal year ended December 31, 1993
                             as of January 1, 1994.                   and incorporated herein by reference.


                             (i)      Letter Amendment to             Filed as Exhibit 10.8(h)(i) to Ogden's Form
                                      Employment Agreement between    10-K for fiscal year ended December 31, 1996
                                      Ogden Projects, Inc. and        and incorporated herein by reference.
                                      Scott G. Mackin, dated
                                      December 20, 1996.

                    (i)      Employment Agreement between Ogden       Filed as Exhibit 10.8(i) to Ogden's Form
                             Corporation and David L. Hahn, dated     10-K for fiscal year ended December 31, 1995
                             December 1, 1995.                        and incorporated herein by reference.


                    (j)      Employment Agreement between Ogden       Filed as Exhibit 10.8(j) to Ogden's Form
                             Corporation and Rodrigo Arboleda,        10-K for fiscal year ended December 31, 1996
                             dated January 1, 1997.                   and incorporated herein by reference.


                    (k)      Employment Agreement between Ogden       Filed as Exhibit 10.8(k) to Ogden's Form
                             Projects, Inc.                           10-K for fiscal year ended



                             and Bruce W. Stone, dated June           December 31, 1996 and incorporated herein
                             1, 1990.                                 by reference.


                    (l)      Employment Agreement between Ogden       Filed as Exhibit 10.8(l) to Ogden's Form
                             Corporation and Quintin G. Marshall,     10-K for fiscal year ended December 31, 1996
                             dated October 30, 1996.                  and incorporated herein by reference.

                    (m)      Employment Agreements between Ogden      Filed as Exhibit 10.8(m) to Ogden's Form
                             and Jesus Sainz, effective as of         10-K for the fiscal year ended December 31,
                             January 1, 1998.                         1997 and incorporated herein by reference.


                    (n)      Employment Agreement between Alane       Transmitted herewith as Exhibit 10.3(m).
                             Baranello and Ogden Services
                             Corporation dated October 28, 1996.

                    (o)      Employment Agreement between Peter       Transmitted herewith as Exhibit 10.3(m)(1).
                             Allen and Ogden Corporation dated July
                             1, 1998.

10.9                First Amended and Restated Ogden Corporation      Filed as Exhibit 10.3(b)(i) to Ogden's Form
                    Guaranty Agreement made as of January 30, 1992    10-K for fiscal year ended December 31, 1991
                    by Ogden Corporation for the benefit of Mission   and incorporated herein by reference.
                    Funding Zeta and Pitney Bowes Credit.

10.10               Ogden Corporation Guaranty Agreement made as of   Filed as Exhibit 10.3(b)(iii) to Ogden's
                    January 30,1992 by Ogden Corporation for the      Form 10-K for fiscal year ended December 31,
                    benefit of Allstate Insurance Company and Ogden   1991 and incorporated herein by reference.
                    Martin Systems of Huntington Resource Recovery
                    Nine Corp.

11                  Ogden Corporation and Subsidiaries Detail of      Transmitted herewith as Exhibit 11.
                    Computation of Earnings Applicable to Common
                    Stock.

27                  Financial Data Schedule.                          Transmitted herewith as Exhibit 27.
