Form 10-Q
period 1998-09-30
OGDEN CORP
filed 1998-11-16
CIK 73902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------   -------------------

Commission file number    1-3122
                       -------------------

                                Ogden Corporation
                               -------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                 13-5549268
-------------------------------      --------------------------------
(State or other jurisdiction of       I.R.S. Employer Identification
 incorporation or organization)       Number)


              Two Pennsylvania Plaza, New York, New York  10121
            ----------------------------------------------------
             (Address or principal executive office) (Zip Code)
                               (212)-868-6100
            ----------------------------------------------------
            (Registrant's telephone number including area code)
                              Not Applicable
            ----------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
   -----         -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998; 49,219,307 shares of Common Stock, $.50 par value per share.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME



                                           FOR THE NINE MONTHS                   FOR THE THREE MONTHS
                                                 ENDED                                  ENDED
                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                        1998                 1997               1998                1997
                                     -----------         -----------         -----------         -----------
                                                 (In Thousands of Dollars, Except per Share Data)
Service revenues ............        $   839,654         $   860,507         $   292,399         $   286,213
Net sales ...................            402,604             454,069             142,884             169,309
Construction revenues .......             10,963                                   5,830
Net gain on disposition of
businesses ..................             45,222              26,969                                   7,055
                                     -----------         -----------         -----------         -----------
   Total revenues ...........          1,298,443           1,341,545             441,113             462,577
                                     -----------         -----------         -----------         -----------
Operating costs and expenses             647,032             644,315             217,440             203,369
Costs of goods sold .........            363,760             432,123             120,177             164,052
Construction costs ..........              9,764                                   5,118
Selling, administrative and
general expenses ............             84,293              83,708              24,844              26,072
Debt service charges ........             77,390              75,762              26,949              25,219
                                     -----------         -----------         -----------         -----------
   Total costs and expenses .          1,182,239           1,235,908             394,528             418,712
                                     -----------         -----------         -----------         -----------

Consolidated operating income            116,204             105,637              46,585              43,865
Equity in net income of
investees and joint ventures               8,183               1,791               4,136                 834
Interest income .............             12,316              16,852               5,270               6,218
Interest expense ............            (25,018)            (26,936)             (8,123)             (9,410)
Other income (deductions)-net                127                (453)                (45)                (47)
                                     -----------         -----------         -----------         -----------
Income before income taxes
and minority interests ......            111,812              96,891              47,823              41,460
Income taxes ................            (42,488)            (40,210)            (18,172)            (16,375)
Minority interests ..........             (2,409)             (1,290)             (1,496)               (480)
                                     -----------         -----------         -----------         -----------
Net income ..................        $    66,915         $    55,391         $    28,155         $    24,605
                                     -----------         -----------         -----------         -----------
                                     -----------         -----------         -----------         -----------
BASIC EARNINGS PER SHARE ....        $      1.33         $      1.11         $       .57         $       .49
                                     -----------         -----------         -----------         -----------
                                     -----------         -----------         -----------         -----------
DILUTED EARNINGS PER SHARE ..        $      1.30         $      1.09         $       .55         $       .48
                                     -----------         -----------         -----------         -----------
                                     -----------         -----------         -----------         -----------

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30,       DECEMBER 31,
                                                          1998                1997
                                                       -----------         -----------
                                                          (In Thousands of Dollars,
                                                          Except Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents .....................        $   353,669         $   185,671
Restricted funds held in trust ................            118,673             103,882
Receivables (less allowances: 1998,
$33,893 and 1997, $20,207) ....................            380,302             393,185
Inventories ...................................             32,958              34,235
Deferred income taxes .........................             56,491              56,690
Other .........................................             55,816              58,408
                                                       -----------         -----------
  Total current assets ........................            997,909             832,071
Property, plant and equipment-net .............          1,979,565           1,947,547
Restricted funds held in trust ................            222,712             206,013
Unbilled service and other receivables
(less allowances: 1997, $3,000) ...............            174,227             174,962
Unamortized contract acquisition costs ........            138,174             136,462
Goodwill and other intangible assets ..........            113,355              79,889
Other assets ..................................            348,388             262,351
                                                       -----------         -----------
Total Assets ..................................        $ 3,974,330         $ 3,639,295
                                                       -----------         -----------
                                                       -----------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current Liabilities:
Notes payable .................................        $    24,374
Current portion of long-term debt .............             33,517         $    19,696
Current portion of project debt ...............             61,368              68,052
Dividends payable .............................             15,415              15,721
Accounts payable ..............................            103,005             109,719
Federal and foreign income taxes payable ......             23,755               1,913
Accrued expenses, etc .........................            311,118             267,874
Deferred income ...............................             48,229              42,962
                                                       -----------         -----------
  Total current liabilities ...................            620,781             525,937
Long-term debt ................................            389,766             354,032
Project debt ..................................          1,407,192           1,424,648
Deferred income taxes .........................            379,129             383,341
Deferred income ...............................            204,263              20,313
Other liabilities .............................            249,263             187,866
Minority interests ............................             25,406              28,417
Convertible subordinated debentures ...........            148,650             148,650
                                                       -----------         -----------
  Total Liabilities ...........................          3,424,450           3,073,204
                                                       -----------         -----------
Shareholders' Equity:
Serial cumulative convertible preferred
stock, par value $1.00 per share;
authorized 4,000,000 shares; shares
outstanding: 42,684 in 1998 and 44,346 in 1997;
net of treasury shares of 29,820 in 1998 and
1997, respectively ............................                 43                  45
Common stock, par value $.50 per share;
authorized, 80,000,000 shares; shares
outstanding: 49,219,307 in 1998 and
50,295,123 in 1997, net of treasury
shares of 4,232,543 and 3,135,123 in
1998 and 1997, respectively ...................             24,609              25,147
Capital surplus ...............................            178,039             212,383
Earned surplus ................................            363,308             343,237
Cumulative translation adjustment-net .........            (15,154)            (13,862)
Pension liability adjustment ..................               (324)               (324)
Net unrealized loss on securities
available for sale ............................               (641)               (535)
                                                       -----------         -----------
Total Shareholders' Equity ....................            549,880             566,091
                                                       -----------         -----------
Total Liabilities and Shareholders' Equity ....        $ 3,974,330         $ 3,639,295
                                                       -----------         -----------
                                                       -----------         -----------

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                         Nine Months Ended                          Year Ended
                                                        September 30, 1998                       December 31, 1997
                                                   Shares               Amounts              Shares              Amounts
                                                 ----------          -----------           ----------           ----------
                                                           (In Thousands of Dollars, Except Per Share Amounts)
Serial Cumulative Convertible Preferred
Stock, Par Value $1.00 Per Share;
Authorized 4,000,000 Shares:
Balance at beginning of period ........              74,166         $         75               77,509         $         78
Shares converted into common stock ....              (1,662)                  (2)              (3,343)                  (3)
                                                 ----------          -----------           ----------           ----------
Total .................................              72,504                   73               74,166                   75
Treasury shares .......................             (29,820)                 (30)             (29,820)                 (30)
                                                 ----------          -----------           ----------           ----------
Balance at end of period (aggregate
 involuntary liquidation value - 1998
$863,000)..............................              42,684                   43               44,346                   45
                                                 ----------          -----------           ----------           ----------
Common Stock, Par Value $.50 Per Share;
Authorized, 80,000,000 Shares:
Balance at beginning of period ........          53,430,246               26,715           53,350,650               26,675
Exercise of stock options .............              11,680                    6               59,640                   30
Conversion of preferred shares ........               9,924                    5               19,956                   10
                                                 ----------          -----------           ----------           ----------
Total .................................          53,451,850               26,726           53,430,246               26,715
                                                 ----------          -----------           ----------           ----------
Treasury shares at beginning of period            3,135,123                1,568            3,606,123                1,803
Purchase of treasury shares ...........           1,824,100                  912
Exercise of stock options .............            (726,680)                (363)            (471,000)                (235)
                                                 ----------          -----------           ----------           ----------
Treasury shares at end of period ......           4,232,543                2,117            3,135,123                1,568
                                                 ----------          -----------           ----------           ----------

Balance at end of period ..............          49,219,307               24,609           50,295,123               25,147
                                                 ----------          -----------           ----------           ----------
Capital Surplus:
Balance at beginning of period ........                                  212,383                                   202,162
Exercise of stock options .............                                   13,663                                    10,228
Purchase of treasury shares ...........                                  (48,004)
Conversion of preferred shares ........                                       (3)                                       (7)
                                                                     -----------                                ----------
Balance at end of period ..............                                  178,039                                   212,383
                                                                     -----------                                 ----------
Earned Surplus:
Balance at beginning of period ........                                  343,237                                   330,302
Net income ............................                                   66,915                                    75,673
                                                                     -----------                                 ----------
Total .................................                                  410,152                                   405,975
                                                                     -----------                                 ----------
Preferred dividends-per share 1998,
$2.5128, 1997, $3.35 ..................                                      109                                       152
Common dividends-per share 1998, $.9375
 1997, $1.25 ..........................                                   46,735                                    62,586
                                                                     -----------                                 ----------
Total dividends .......................                                   46,844                                    62,738
                                                                     -----------                                 ----------
  Balance at end of period ............                                  363,308                                   343,237
                                                                     -----------                                 ----------
Cumulative Translation Adjustment-Net .                                  (15,154)                                  (13,862)
                                                                     -----------                                 ----------
Pension Liability Adjustment ..........                                     (324)                                     (324)
                                                                     -----------                                 ----------
Net Unrealized Loss on Securities
 Available For Sale ...................                                     (641)                                     (535)
                                                                     -----------                                 ----------
TOTAL SHAREHOLDERS' EQUITY ............                             $    549,880                               $    566,091
                                                                     -----------                                 ----------

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                        ---------------------------
                                                          1998             1997
                                                        ---------         ---------
                                                         (In Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................        $  66,915         $  55,391
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization ..................           84,533            79,825
Deferred income taxes ..........................           17,862            17,704
Other ..........................................          (36,751)          (18,776)
Management of Operating Assets and Liabilities:
Decrease (increase) in Assets:
Receivables ....................................              852           100,385
Inventories ....................................              238             9,923
Other assets ...................................          (27,172)           (1,733)
Increase (Decrease) in Liabilities:
Accounts payable ...............................          (16,876)           14,862
Accrued expenses ...............................              265           (54,417)
Deferred income ................................          196,272            (1,193)
Other liabilities ..............................           19,087           (14,425)
                                                        ---------         ---------
Net cash provided by operating activities ......          305,225           187,546
                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Entities purchased, net of cash acquired .......          (20,516)          (20,000)
Proceeds from sale of businesses ...............           79,857            57,680
Proceeds from sale of property, plant
 and equipment .................................            1,029             4,137
Investments in Energy facilities ...............          (15,991)          (21,550)
Other capital expenditures .....................          (81,527)          (52,967)
Decrease (increase) in other receivables .......            5,124           (99,815)
Distributions from investees and joint ventures             6,058            43,975
Increase in investment in investees and joint
 ventures ......................................          (45,127)          (39,522)
                                                        ---------         ---------

Net cash used in investing activities ..........          (71,093)         (128,062)
                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for Energy facilities ...............          267,303
Other new debt .................................           62,789           140,564
Increase in funds held in trust ................            5,397           (20,014)
Payment of debt ................................         (315,302)          (77,528)
Dividends paid .................................          (47,150)          (46,880)
Purchase of treasury shares ....................          (48,916)
Proceeds from exercise of stock options ........           14,032             7,869
Other ..........................................           (4,287)           (4,085)
                                                        ---------         ---------

Net cash used in financing activities ..........          (66,134)              (74)
                                                        ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......          167,998            59,410

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          185,671           140,824
                                                        ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....        $ 353,669         $ 200,234
                                                        ---------         ---------
                                                        ---------         ---------

                       OGDEN CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Revenues and income from operations (expressed in thousands of dollars) by segment for the nine months and the three months ended September 30, 1998 and 1997 were as follows:

Operations:

                                                    Nine Months Ended                    Three Months Ended
                                                      September 30                          September 30
                                            -------------------------------         -------------------------------
Information Concerning
  Business Segments                            1998                1997                1998               1997
                                            -----------         -----------         -----------         -----------
                                                                 (In Thousands of Dollars)
Revenues:
Entertainment ......................        $   385,507         $   329,775         $   167,475         $   144,801
Aviation ...........................            254,496             288,503              55,993              93,955
Energy .............................            585,228             516,725             195,775             174,916
Other ..............................             73,212             206,542              21,870              48,905
                                            -----------         -----------         -----------         -----------
Total Revenues .....................        $ 1,298,443         $ 1,341,545         $   441,113         $   462,577
                                            -----------         -----------         -----------         -----------
Income (Loss) from Operations:
Entertainment ......................        $    28,840         $    24,592         $    14,024         $    14,106
Aviation ...........................             47,106              26,013               9,613               9,464
Energy .............................             69,323              70,067              30,726              29,575
Other ..............................             (1,820)                584              (1,114)             (4,323)
                                            -----------         -----------         -----------         -----------
Total Income from Operations .......            143,449             121,256              53,249              48,822

Equity in net income (loss) of
  investees and joint ventures:
Entertainment ......................             (1,280)             (1,285)              1,156                (390)
Aviation ...........................             (1,015)              2,301               1,249
                                                                                                                782
Energy .............................             10,478                 642               1,731                 442
Other ..............................                                    133
                                            -----------         -----------         -----------         -----------
Total ..............................            151,632             123,047              57,385              49,656
Corporate unallocated expenses - net            (27,118)            (16,072)             (6,709)             (5,004)
Corporate interest - net ...........            (12,702)            (10,084)             (2,853)             (3,192)
                                            -----------         -----------         -----------         -----------
Income Before Income Taxes
 and Minority Interest .............        $   111,812         $    96,891         $    47,823         $    41,460
                                            -----------         -----------         -----------         -----------
                                            -----------         -----------         -----------         -----------

OPERATIONS:

Revenues for the first nine months of 1998 were $43,100,000 lower than the comparable period of 1997. This was due primarily to a decline of $133,300,000 in the Other segment chiefly associated with the sales of Facility Services New York Operations in July 1997 and certain operations of Atlantic Design Company
(ADC), a contract manufacturing business in late 1997 and early 1998. The Entertainment segment's revenues were $55,700,000 higher primarily reflecting increased activity at certain sports venues, South America operations, the partial start-up of Entertainment sites in Arizona, Texas and Florida, and the acquisition of the Enchanted Castle in late 1997. The Aviation segment's revenues were $34,000,000 lower primarily reflecting the sale of the domestic catering operations in the second quarter of 1998, the sale of the Spanish inflight catering business and certain ground services operations in 1997, and a contract change in a ground service operation. These decreases in aviation segment's revenues were partially offset by the gain on the sale of a 5% interest in the Hong Kong ground service company. The Energy segment's revenues were $68,500,000 higher primarily due to an increase in Independent Power operations including the results of the acquisition in late 1997 of both Pacific Energy and a 60% interest in four cogeneration plants in China and increased production at the Edison Bataan facility; the buy-out of a Waste-to-Energy power purchase contract; an increase in Environmental consulting and engineering activity and increased construction revenues associated with retrofit activity at several facilities.

Consolidated operating income for the first nine months of 1998 was $10,600,000 higher than the comparable period of 1997. The Entertainment segment's income from operations was $4,300,000 higher primarily reflecting increased activity at the World Trade Center, South America operations and certain sports venues, the partial start up of Entertainment sites in Arizona, Texas and Florida. These increases in Entertainment's income from operations were partially offset by start up expenses at the Tinseltown operations and lower results at our Florida Theme Park due to a decline in tourism in 1998. The Aviation segment's income from operations was $21,100,000 higher primarily reflecting the gain on the sale of the domestic inflight catering operations in June 1998, and the sale of a 5% interest in the Hong Kong ground services company. These increases in Aviation's income from operations in 1998 were offset in part by reduced European operations including a provision for restructuring operations and certain legal claims in 1998, and in part by the sale in 1997 of the Miami and Spanish inflight catering business and certain ground services operations.

The Energy segment's income from operations was $800,000 lower primarily reflecting an increase in Waste-to-Energy operations chiefly associated with income from a contract termination agreement, the gain on the buy-out of a power purchase contract and increased activity at two facilities partially offset by the amortization of the prepayment of a power purchase agreement, decreased operating results at a facility due to a service agreement adjustment, increased maintenance costs at several facilities and legal settlements; Independent Power income from operations was higher primarily associated with the acquisitions in late 1997 of a 60% interest in four cogeneration plants in China, and Pacific Energy and increased activity at the Edison Bataan facility, partially offset by increased development costs and costs related to geothermal operations. These increases were more than offset by a decrease in construction income reflecting the settlement in 1997 of a contract dispute and a decrease in the Environmental income from operations chiefly associated with the write off of uncollectible notes receivable, the settlement of a contract. The Other segment's loss from operations was $2,400,000 lower chiefly associated with the sale of a business and an investment in Universal Ogden in 1997. Corporate unallocted expenses - net for the nine months ended September 30, 1998 increased $11,000,000 over the comparable period of 1997. This increase was primarily due to restructuring costs, settlement of certain litigations and proxy related charges.

Equity in net income of investees and joint ventures for the nine months ended September 30, 1998 was $6,400,000 higher than the comparable period of 1997 chiefly associated with the results of Pacific Energy joint ventures which included the buy-out of an energy sales agreement with respect to a 50% joint venture, acquired in September 1997, and increased activity at several Entertainment and Aviation joint ventures. These increases were partially offset by start-up costs of the Bogota, Colombia operations as well as low activity in Entertainment's Spanish theme park joint venture.

The Energy segment had three interest rate swap agreements entered into as hedges against interest rate exposure on three series of adjustable rate project debt that resulted in additional debt service costs of $847,000 and $328,000 for the first nine months of 1998 and 1997, respectively.

Interest income for the first nine months of 1998 was $4,500,000 lower than the comparable period of 1997 primarily reflecting the repayment of debt by customers. Interest expense was $1,900,000 lower chiefly associated with reduced borrowings and payments on outstanding debt, partially offset by increased interest on notes issued in connection with the acquisition of Pacific Energy in September 1997. Ogden has two interest rate swap agreements covering notional amounts of $100,000,000 and $3,900,000, respectively. The first swap agreement expires on December 16, 1998 and was entered into in order to convert Ogden's fixed rate $100,000,000 9.25% debentures into variable rate debt. The second swap agreement expires on November 30, 2000 and was entered into in order to convert Ogden's $3,900,000 variable rate debt to a fixed rate. These agreements resulted in additional interest expense of $194,000 and $133,000 for the first nine months of 1998 and 1997, respectively.

The effective income tax rate for the first nine months of 1998 was 38% compared with 42% for the comparable period of 1997. This decrease of 4% was chiefly associated with higher foreign earnings in countries with lower income tax rates, and non-conventional fuel tax credits generated by Pacific Energy.

Revenues for the three months ended September 30, 1998 were $21,500,000 lower than the comparable period of 1997. The Entertainment segment's revenues were $22,700,000 higher reflecting increased customer activity at sport venues and amphitheaters and an increase in South American operations. The Aviation segment's revenues were $38,000,000 lower primarily reflecting the sale of the domestic inflight catering operations in June 1998. The Other segment's revenues decreased $27,000,000 chiefly associated with the previous sale of certain operations of ADC and Facility Services New York operations. The Energy segment's revenues increased

$20,900,000 primarily due to Independent Power operations including the results of the acquisitions in late 1997 of both Pacific Energy and a 60% interest in four cogeneration plants in China and increased production of the Edison Bataan facility and increased construction activity.

Consolidated operating income for the three months ended September 30, 1998 was $2,700,000 higher than the comparable period of 1997. The Entertainment segment's income from operations was comparable with the prior period primarily reflecting increased activity at several sports venues and amphitheaters and in South American operations. These increases were offset by increased development and overhead expenses, reduced activity at a Florida Theme Park location and the gain on the cancellation of a contract in 1997. The Aviation segment's income from operations was comparable with the prior period primarily reflecting decreases due to the sale of the domestic catering business in the second quarter of 1998 and the settlement of an insurance claim in 1997. These decreases were offset by management fees in 1998 relating to the sale of the catering operations. The Energy segment's income from operations was $1,200,000 higher primarily due to an increase in Independent Power operations primarily reflecting companies acquired in 1997. This increase was partially offset by reduced income relating to the amortization of a power purchase agreement prepayment and increased maintenance costs at several facilities partially offset by a payment on a contract termination; and lower construction income. The Other segment's loss from operations decreased $3,200,000 chiefly associated with the previous sale of ADC businesses. Unallocated corporate expenses for the three months ended September 30, 1998 were $1,700,000 higher than the comparable period of 1997 primarily due to severance costs.

Equity in net income of investees and joint ventures for the three months ended September 30, 1998 was $3,300,000 higher than the comparable period of 1997 primarily reflecting an increase in Entertainment's Metropolitan Entertainment joint venture, Energy's Pacific Energy joint ventures, and increased activity in several Aviation joint ventures.

At September 30, 1998, the Energy segment had three interest rate swap agreements which resulted in additional debt service expense of $492,000 and $101,000 for the three months ended September 30, 1998 and 1997, respectively.

Interest income for the three months ended September 30, 1998 was $900,000 lower than the comparable period of 1997, chiefly associated with the repayment of debt by customers partially offset by higher average cash and cash equivalents. Interest expense was $1,300,000 lower chiefly associated with reduced borrowings. Ogden has two interest rate swap agreements which resulted in additional interest expense of $4,000 and $56,000 for the three months ended September 30, 1998 and 1997, respectively.

The effective income tax rate for the three months ended September 30, 1998 was 38% compared with 40% for the comparable period of 1997. This decrease of 2% primarily reflects higher foreign earnings in countries with lower tax rates and non-conventional fuel tax credits.

Capital Investments and Commitments: During the first nine months of 1998, capital investments amounted to $97,500,000, of which $16,000,000, inclusive of restricted funds transferred from funds held in trust, was for Energy facilities and $81,500,000 was for normal replacement and growth in Entertainment ($44,800,000), Aviation ($27,600,000), Energy ($7,900,000) and Other ($1,200,000) operations.

At September 30, 1998, capital commitments amounted to $100,300,000 which included $62,400,000 for normal replacement, modernization and growth in Entertainment ($49,600,000), Aviation ($2,900,000) and Energy ($9,700,000) and
Corporate ($200,000) operations. Also included was $37,900,000 for Energy's coal-fired power project in The Philippines reflecting $18,500,000 for the remaining mandatory equity contribution, $5,700,000 for contingent equity contributions, and $13,700,000 for a standby letter of credit in support of debt service reserve requirements. Funding for the remaining mandatory equity contribution is being provided through a bank credit facility, which must be repaid in December 2001. The Corporation also has a $21,000,000 equity commitment in an Aviation investment in Argentina and a $11,400,000 contingent equity commitment in an entertainment joint venture. In addition, compliance with standards and guidelines under the Clean Air Act Amendments of 1990 will require further Energy capital expenditures estimated at $25,000,000 by December 2000 subject to the final time schedules determined by the individual states in which the Company's waste-to-energy facilities are located.

Ogden and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy, entertainment, and other facilities. In the normal course of business, they are involved in legal proceedings in which damages and other remedies are sought. In connection with certain contractual arrangements, Ogden has agreed to provide a vendor with specified amounts of business over a three year period. If these amounts are not provided, the corporation may be liable for prorated damages of up to approximately $3,000,000. Management does not expect that these contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business will have a material adverse effect on Ogden's Consolidated Financial Statements.

During 1994, a subsidiary of Ogden entered into a 30-year facility management contract, pursuant to which it agreed to advance funds to a customer, and if necessary, to assist the customers' refinancing of senior secured debt incurred in connection with the construction of the facility. During 1997, Ogden purchased the customer's senior secured debt in the amount of $95,000,000, using borrowed funds, which senior secured debt was subsequently sold and the borrowed funds repaid. Ogden is obligated to repurchase such senior secured debt in the amount of $97,050,000 on December 30, 2002, if the debt is not refinanced prior to that time. Ogden's repurchase obligation is collateralized by bank letters of credit. Ogden is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer on December 30, 2002. At September 30, 1998, the amount outstanding was $51,625,000. In addition, the Corporation has guaranteed indebtedness of $19,333,000 of an affiliate and principal tenant of this customers, which indebtedness is due in November 1998 and is in the process of being refinanced by the customer. Ogden also has guaranteed borrowings of a customer amounting to approximately $12,990,000 as well as $12,748,000 of borrowings of a joint venture in which

Ogden has an equity interest. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

Liquidity/Cash Flow - Net cash provided from operating activities was $117,700,000 higher than the comparable period of 1997 primarily reflecting an increase of $197,500,000 chiefly associated with the prepayment of a power purchase agreement for the Haverhill waste-to-energy plant partially offset by the collection in 1997 of $41,700,000 relating to certain legal settlements; as well as the collection of receivables relating to businesses sold. Net cash used in investing activities decreased $57,000,000 primarily reflecting a net decrease in loans to customers of $104,900,000, and increased proceeds from the sale of businesses of $22,100,000. These decreases in net cash used in investing activities were partially offset by increased capital expenditures of $23,000,000 primarily in the Entertainment and Aviation segments, and increased net investments in joint ventures of $43,500,000. Net cash used in financing activities was $66,100,000 higher chiefly associated with a net reduction of $48,200,000 of debt and $48,900,000 for the purchase of treasury shares. These increases of net cash used in financing activities were partially offset by an increase of $25,400,000 of funds held in trust and $6,200,000 increase in proceeds from the exercise of stock options.

At September 30, 1998, the Corporation has $353,700,000 in cash and cash equivalents and unused revolving credit lines of $200,000,000.

In 1998, Ogden's Board of Directors increased the authorization to purchase shares of the Corporation's common stock up to a total of $200,000,000. From January 1 through November 5, 1998, 1,899,100 shares of common stock were purchased for $50,900,000.

YEAR 2000 Issues:

Background - The term `Year 2000 issue' generally refers to the problems that may occur from the improper processing of date sensitive calculations, date comparisons, and leap year determination by computers and other machinery containing computer chips (i.e., "embedded systems"). In an effort to save expensive memory and processing time, historically most of the world's computer hardware and software used only two digits to identify the year in a date. If not corrected or replaced, many systems will fail to distinguish between the years `2000' and `1900' and will incorrectly process related date information.

State of Readiness - The Company has established a Year 2000 Project that is actively addressing its Year 2000 issues. The project is comprised of four phases: awareness, assessment, action, and anticipation. The awareness phase included the education of the Company's board of directors, management, and staff regarding the Year 2000 issue and the Company's strategy to address the problem. The awareness phase of the project is completed. The objective of the project's assessment phase is to inventory and assess the Year 2000 compliance of the Company's internal information technology and embedded systems, as well as to ascertain the compliance of the products and services provided to the Company by third parties. The Company's internal assessment is largely completed. The assessment of third-parties that the Company relies on for key services and products is in progress. The assessment phase is expected to be completed by the end of the first quarter of 1999, which is slightly behind the original schedule. The Company's action phase includes the prioritization, remediation, and testing of Year 2000 solutions. The Company has begun the remediation of all its mission critical systems, through a series of projects with completion dates between January 1997 and October 1999. Additional corrective efforts will be initiated as assessments are finalized and the related issues prioritized. The fourth phase of the

Company's Year 2000 Project, the anticipation phase, includes the development and implementation of contingency plans for key business functions that are in jeopardy of not being thoroughly tested or Year 2000 compliant on a timely basis. The anticipation phase of the project is scheduled to commence in the first quarter of 1999 and is expected to continue throughout 1999.

The Company has made considerable progress towards Year 2000 compliance, as a result of the Company's initiative to improve access to business information through the implementation of common, integrated computing systems across the operations of the Company. This initiative commenced in 1996, with the replacement of the Company's domestic administrative systems with PeopleSoft systems and the upgrade of associated infrastructure. The implementations of these Year 2000 compliant systems are 70% completed, with all expected to be achieved by the first Quarter of 1999. Additionally, efforts are in progress to replace or upgrade the international administrative systems and a variety of key operating systems. The Company has not deferred any specific information technology project as a result of the implementation of the Year 2000 Project.

Costs - The total cost associated with resolving the Company's Year 2000 issues is not expected to be material to the Company's financial condition. Based on the assessments completed to date, the estimated costs of the Company's Year 2000 Project are $10,000,000. The estimated cost will be refined upon completion of the Company's remaining Year 2000 systems' assessments. The Company is implementing or upgrading a number of systems (e.g., PeopleSoft), as part of its initiative to improve the Company's access to key business information. The costs of implementing those systems are not included in these estimates.

Risks - The Company believes that the diversity of its business and the implementation of its Year 2000 project will significantly reduce the possibility of interruptions of normal operations. The Company believes by the end of the first quarter of 1999, it will be able to fully determine its most reasonably likely worst case scenarios. Based on the assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition . However, failing to resolve Year 2000 issues on a timely basis could have a material adverse effect on the Company's operations, although it is not possible at this time to quantify the amount of business that may be lost or the costs that may be incurred.

Contingency Plans - The Company's Year 2000 project strategy includes the development of contingency plans for any business functions determined to be at risk of being unable to remediate or properly test Year 2000 issues on a timely basis. While the Company is not presently aware of any significant exposure that its systems will not be properly remediated on a timely basis, there can be no assurances that all Year 2000 remediation processes will be completed and properly tested before the Year 2000, or that contingency plans will sufficiently mitigate the risk of a Year 2000 compliance problem. The Company expects to develop and implement contingency plans starting in the first quarter of 1999. The Company's contingency planning process is an ongoing one which will continue through 1999 as the Company obtains relevant Year 2000 compliance information resulting from its internal remediation and testing efforts, as well as from third parties.

Any statements in this communication, including but not limited to the "Year 2000 Issue" discussion, which may be considered to be "forward looking statements", as that term is defined in the Private Securities Litigation Reform Act of 1995, are subject to certain risk and uncertainties. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and more generally, general economic conditions, including changes in interest rates and the performance of the financial markets; changes in domestic and foreign laws, regulations, and taxes; changes in competition and pricing environments; and regional or general changes in asset valuations.

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

                  4.3 Indenture dated as of March 1, 1992 from Ogden Corporation to The Bank of New York, Trustee, relating to Ogden's $100 million debt offering.*

                  10       Material Contracts

                  10.1 (a) U.S. $95 million Term Loan and Letter of Credit and Reimbursement Agreement among Ogden, the Deutsche Bank AG, New York Branch and the signatory Banks thereto, dated March 26, 1997.*

                           (b) Ogden $200 million Credit Agreement by and among Ogden, The Bank of New York, as Agent and the signatory Lenders thereto dated as of June 30, 1997.*

                  10.6 Rights Agreement between Ogden Corporation and Manufacturers Hanover Trust Company, dated as of September 20, 1990.*.

                  10.7     Executive Compensation Plans and Agreements.

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

                           (h)      Ogden Corporation Core Executive Benefit
                                    Program.*

                           (i)      Ogden Projects Pension Plan.*

                           (j)      Ogden Projects Profit Sharing Plan.*

                           (k) Ogden Projects Supplemental Pension and Profit Sharing Plans.*

                           (l)      Ogden Projects Core Executive Benefit
                                    Program.*

                           (m) Form of amendments to the Ogden Projects, Inc. Pension Plan and Profit Sharing Plans effective as of January 1, 1994.*

                                    i.       Form of amended Ogden Projects
                                             Profit Sharing Plan effective as of
                                             January 1, 1994.*

                                    ii.      Form of amended Ogden Projects
                                             Pension Plan, effective as of
                                             January 1, 1994.*

                           (n)      Ogden Corporation CEO Formula Bonus Plan.*

                           (o)      Ogden Key Management Incentive Plan.*

                  10.8     Employment Agreements

                           (a) Employment Letter Agreement between Ogden Corporation and Lynde H. Coit, Senior Vice President and General Counsel, dated January 30, 1990.*

                           (b) Employment Agreement between R. Richard Ablon, President, Chairman and C.E.O., and Ogden dated as of January 1, 1998.*

                           (c) Separation Agreement between Ogden and Philip G. Husby, Senior Vice President and C.F.O., dated as of September 17, 1998.

                           (d)      Employment Agreement between Ogden
                                    Corporation and Ogden's Chief Accounting
                                    Officer dated as of December 18, 1991.*

                           (e) Employment Agreement between Scott G. Mackin, Executive Vice President and Ogden Corporation dated as of October 1, 1998.

                           (f)      Employment Agreement between Ogden
                                    Corporation and David L. Hahn, Senior Vice
                                    President - Aviation, dated December 1,
                                    1995.*

                                    i.       Letter Amendment to Employment
                                             Agreement between Ogden Corporation
                                             and David L. Hahn, Senior Vice
                                             President - Aviation effective as
                                             of October 1, 1998.

                           (g)      Employment Agreement between Ogden
                                    Corporation and Rodrigo Arboleda, Senior
                                    Vice President dated January 1, 1997.*

                           i. Letter Amendment to Employment Agreement between Ogden Corporation and Rodrigo Arboleda, Senior Vice President, effective as of
                                             October 1, 1998.

                           (h) Employment Agreement between Ogden Projects, Inc. and Bruce W. Stone, dated June 1, 1990.*

                           (i)      Employment Agreement between Ogden
                                    Corporation and Quintin G. Marshall, Senior
                                    Vice President - Corporate Development,
                                    dated October 30, 1996.*

                                    i.       Letter Amendment to Employment
                                             Agreement between Ogden Corporation
                                             and Quintin G. Marshall, Senior
                                             Vice President--Corporate
                                             Development, effective as of
                                             October 1, 1998.

                           (j) Employment Agreements between Ogden and Jesus Sainz, Executive Vice President, effective as of January 1, 1998.*

                                    i.       Letter Amendment to Employment
                                             Agreement between Ogden Corporation
                                             and Jesus Sainz, Executive Vice
                                             President, effective as of October
                                             1, 1998.

                           (k)      Employment Agreement between Alane
                                    Baranello, Vice President - Human Resources, and Ogden Services Corporation dated October 28, 1996.*

                                    i.       Letter Amendment to Employment
                                             Agreement between Ogden Corporation
                                             and Alane Baranello, Vice President
                                             - Human Resources, dated as of
                                             October 13, 1998.

                           (l) Employment Agreement between Peter Allen, Senior Vice President, and Ogden Corporation dated July 1, 1998.*

                           (m)      Employment Agreement between Ogden
                                    Corporation and Raymond E. Dombrowski, Jr.,
                                    Senior Vice President and C.F.O., dated as of September 21, 1998.

                  10.9 First Amended and Restated Ogden Corporation Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Mission Funding Zeta and Pitney Bowes Credit Corporation.*

                  10.10 Ogden Corporation Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Allstate Insurance Company and Ogden Martin Systems of Huntington Resource Recovery Nine Corp.*

                  11 Detail of Computation of Earnings applicable to Common Stock.

                  27       Financial Data Schedule (EDGAR Filing Only).

* Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.

         (b) Reports on Form 8-K There were no Form 8-K Current Reports filed during the Third Quarter of 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.



                                             OGDEN CORPORATION
                                             (Registrant)


Date: November 16, 1998                      By /s/ Raymond E. Dombrowski, Jr.
                                                -------------------------------
                                                    Raymond E. Dombrowski, Jr.
                                                    Senior Vice President
                                                    and Chief Financial
                                                    Officer

Date: November 16, 1998                      By/s/ Robert M. DiGia
                                                -------------------------------
                                                    Robert M. DiGia
                                                    Vice President,
                                                    Controller and Chief
                                                    Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.       DESCRIPTION OF DOCUMENT                    FILING INFORMATION
-------     ------------------------                   --------------------
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

   4        Instruments Defining Rights of
            Security Holders.

EXHIBIT
  NO.       DESCRIPTION OF DOCUMENT                    FILING INFORMATION
-------     ------------------------                   --------------------
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

10          Material Contracts

10.1(a)     U.S. $95 million Term Loan and Letter      Filed as Exhibit 10.6 to Ogden's
            of Credit and Reimbursement Agreement      Form 10-Q for the quarterly period
            among Ogden, the Deutsche Bank AG,         ended March 31, 1997 and
            New York Branch and the signatory          incorporated herein by reference.
            Banks thereto, dated March 26, 1997.

10.1(b)     $200 million Credit Agreement among        Filed as Exhibit 10.1(i) to Ogden's
            Ogden, The Bank of New York as Agent       Form 10-Q for the quarterly period
            and the signatory Lenders thereto, dated   ended June 30, 1997 and
            as of June 30, 1997.                       incorporated herein by reference.

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

10.7        Executive Compensation Plans.

            (a)      Ogden Corporation 1990 Stock      Filed as Exhibit (10)(j) to Ogden Form
                     Option Plan.                      10-K for the fiscal year ended December
                                                       31, 1990 and incorporated herein by
                                                       reference.

                       i.      Ogden Corporation       Filed as Exhibit 10.6(b)(i) to Ogden's
                               1990 Stock              Form 10-Q for the quarterly period ended
                               Option Plan as          September 30, 1994 and incorporated herein
                               Amended and             by reference.
                               Restated as of
                               January 19, 1994.

                       ii.     Amendment adopted       Filed as Exhibit 10.7(a)(ii) to Ogden's
                               and effective as of     Form 10-K for fiscal period ended December
                               September 18, 1997.     31, 1997 and incorporated herein by
                                                       reference.

            (b)      Ogden Services Corporation        Filed as Exhibit (10)(k) to Ogden's Form
                     Executive Pension Plan.           10-K for the fiscal year ended December
                                                       31, 1990 and incorporated herein by
                                                       reference.

            (c)      Ogden Services Corporation        Filed as Exhibit (10)(l) to Ogden Form
                     Select Savings Plan.              10-K for the fiscal year ended December
                                                       31, 1990 and incorporated herein by
                                                       reference.

                     (i)       Ogden Services          Filed as Exhibit 10.7(d)(I) to Ogden's
                               Corporation             Form 10-K for the fiscal year ended
                               Select Savings          December 31, 1994 and incorporated herein
                               Plan Amendment          by reference.
                               and Restatement
                               as of January 1,
                               1995.

                     (ii)      Amendment Number        Filed as Exhibit 10.7(c)(ii) to Ogden's
                               One to the Ogden        Form 10-K for the fiscal year ended
                               Services Corporation    December 31, 1997 and incorporated herein
                               Select Savings          by reference.
                               Plan as Amended
                               and Restated

                                January 1, 1995,
                                effective January 1,
                                1998.

            (d)       Ogden Services Corporation       Filed as Exhibit (10)(m) to Ogden's Form
                     Select Savings Plan Trust.        10-K for the fiscal year ended December
                                                       31, 1990 and incorporated herein by reference.

                     i.        Ogden Services          Filed as Exhibit 10.7(e)(i) to Ogden's
                              Corporation Select       Form 10-K for the fiscal year ended
                              Savings Plan Trust       December 31, 1994 and incorporated herein
                              Amendment and            by reference.
                              Restatement as of
                              January 1, 1995.

            (e)      Ogden Services Corporation        Filed as Exhibit (10)(n) to Ogden's Form
                     Executive Pension Plan Trust.     10-K for the fiscal year ended December
                                                       31, 1990 and incorporated herein by
                                                       reference.

            (f)      Changes effected to the Ogden     Filed as Exhibit (10)(o) to Ogden's Form
                     Profit Sharing Plan effective     10-K for the fiscal year ended December
                     January 1, 1990.                  31, 1990 and incorporated herein by
                                                       reference.

            (g)      Ogden Corporation Profit          Filed as Exhibit 10.8(p) to Ogden's Form
                     Sharing Plan.                     10-K for fiscal year ended December 31,
                                                       1992 and incorporated herein by reference.

                     (i)      Ogden Profit Sharing     Filed as Exhibit 10.8(p)(i) to Ogden's
                              Plan as amended and      Form 10-K for fiscal year ended December
                              restated January 1,      31, 1993 and incorporated herein by
                              1991 and as in           reference.
                              effect through
                              January 1, 1993.


                     (ii)     Ogden Profit Sharing     Filed as Exhibit 10.7(p)(ii) to Ogden's
                              Plan as amended and      Form 10-K for fiscal year ended December
                              restated effective as    31, 1994 and incorporated herein by
                              of January 1, 1995.      reference.

            (h)      Ogden Corporation Core            Filed as Exhibit 10.8(q) to Ogden's Form
                     Executive Benefit Program.        10-K for fiscal year ended December 31,
                                                       1992 and incorporated

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

            (k)      Ogden Projects Supplemental       Filed as Exhibit 10.8(t) to Ogden's Form
                     Pension and Profit Sharing        10-K for fiscal year ended December 31,
                     Plans.                            1992 and incorporated herein by reference.

            (l)      Ogden Projects Core Executive     Filed as Exhibit 10.8(v) to Ogden's Form
                     Benefit Program.                  10-K for fiscal year ended December 31,
                                                       1992 and incorporated herein by reference.

            (m)      Form of amendments to the         Filed as Exhibit 10.8(w) to Ogden's Form
                     Ogden Projects, Inc. Pension      10-K for fiscal year ended December 31,
                     Plan and Profit Sharing Plans     1993 and incorporated herein by reference.
                     effective as of January 1, 1994.



                     (i)      Form of amended          Filed as Exhibit 10.7(w)(i) to Ogden's
                              Ogden Projects           Form 10-K for fiscal year ended December
                              Profit Sharing Plan      31, 1994 and incorporated herein by
                              effective as of          reference.
                              January 1, 1994.

                     (ii)     Form of amended          Filed as Exhibit 10.7(w)(ii) to Ogden's
                              Ogden Projects           Form 10-K for fiscal year ended December
                              Pension Plan,            31, 1994 and incorporated herein by
                              effective as of          reference.
                              January 1, 1994.

            (n)      Ogden Corporation CEO Formula     Filed as Exhibit 10.6(w) to Ogden's Form
                     Bonus Plan.                       10-Q for the quarterly period ended
                                                       September 30, 1994 and incorporated herein
                                                       by reference.

            (o)      Ogden Key Management              Filed as Exhibit 10.7(p) to Ogden's Form
                     Incentive Plan.                   10-K for the fiscal year ended December
                                                       31, 1997 and incorporated herein by
                                                       reference.


10.8        Employment Agreements

            (a)      Employment Letter Agreement       Filed as Exhibit (10)(p) to Ogden's Form
                     between Ogden Corporation         10-K for the fiscal year ended December
                     and Lynde H. Coit, Senior Vice    31, 1990 and incorporated herein by
                     President and General Counsel     reference.
                     dated January 30, 1990.

            (b)      Employment Agreement between      Filed as Exhibit 10.3(h) to Ogden's Form 10-Q
                     R. Richard Ablon and Ogden        for the quarterly period ended June 30,
                     dated as of January 1, 1998.      1998 and incorporated herein by
                                                       reference.

            (c)      Separation Agreement between      Transmitted herewith as Exhibit 10.8(c).
                     Ogden Corporation and Philip
                     G. Husby, Senior Vice
                     President and C.F.O., dated
                     as of September 17, 1998.

            (d)      Employment Agreement between      Filed as Exhibit 10.2(q) to Ogden's Form 10-K
                     Ogden Corporation and Ogden's     for fiscal year ended December 31,
                     Chief Accounting Officer          1991 and incorporated herein by reference.
                     dated as of December 18, 1991.

            (e)      Employment Agreement between      Transmitted herewith as Exhibit 10.8(e).
                     Scott G. Mackin, Executive Vice
                     President, and Ogden Corporation
                     dated as of October 1, 1998.

            (f)       Employment Agreement             Filed as Exhibit 10.8(i) to Ogden's Form
                      between Ogden Corporation        10-K for fiscal year ended December 31,
                      and David L. Hahn, Senior        1995 and incorporated herein by reference.
                      Vice President - Aviation,
                      dated December 1, 1995.

                      i. Letter Amendment to           Transmitted herewith as Exhibit 10.8(f)(i).
                         Employment Agreement
                         between Ogden Corporation
                         and David L. Hahn,
                         effective as of October 1,
                         1998.

            (g)      Employment Agreement between      Filed as Exhibit 10.8(j) to Ogden's Form
                     Ogden Corporation and Rodrigo     10-K for fiscal year ended December 31,
                     Arboleda, Senior Vice             1996 and incorporated herein by reference.
                     President dated January 1, 1997.

                      i.  Letter Amendment to          Transmitted herewith as Exhibit 10.8(g)(i).
                          Employment Agreement
                          between Ogden Corporation
                          and Rodrigo Arboleda,
                          Senior Vice President,
                          effective as of October
                          1, 1998.

            (h)      Employment Agreement between      Filed as Exhibit 10.8(k) to Ogden's Form 10-K
                     Ogden Projects, Inc. and          for fiscal year ended December 31,
                     Bruce W. Stone, dated June 1,     1996 and incorporated herein by reference.
                     1990.

            (i)      Employment Agreement between      Filed as Exhibit 10.8(l) to Ogden's Form
                     Ogden Corporation and Quintin     10-K for fiscal year ended December 31,
                     G. Marshall,  Senior Vice         1996 and incorporated herein by reference.
                     President dated October 30,
                     1996.

                     i.  Letter Amendment to           Transmitted herewith as Exhibit 10.8(i)(i).
                         Employment Agreement
                         between Ogden Corporation
                         and Quintin G. Marshall,
                         Senior Vice President -
                         Corporate Development
                         effective as of October 1,
                         1998.

            (j)       Employment Agreements between    Filed as Exhibit 10.8(m) to Ogden's Form
                      Ogden and Jesus Sainz,           10-K for the fiscal year ended December
                      Executive Vice President,        31, 1997 and incorporated herein by
                      effective as of January 1,       reference.
                      1998.


                     i.  Letter Amendment to           Transmitted herewith as Exhibit 10.8(j)(i).
                         Employment Agreement
                         between Ogden Corporation
                         and Jesus Sainz, Executive
                         Vice President, effective
                         as of October 1, 1998.

            (k)      Employment Agreement between      Filed as Exhibit 10.3(m) to Ogden's Form
                     Alane Baranello, Vice             10-Q for the quarterly period ended June
                     President - Human Resources       30, 1998 and incorporated herein by
                     and Ogden Services                reference.
                     Corporation dated October 28,
                     1996.

                     i. Letter Amendment to            Transmitted herewith as Exhibit 10.8(k)(i).
                        Employment Agreement
                        between Ogden Corporation
                        and Alane Baranello, Vice
                        President - Human
                        Resources, dated as of
                        October 13, 1998.

            (l)      Employment Agreement between      Filed herewith as Exhibit 10.3(M)(1) to
                     Peter Allen, Senior Vice          Ogden's Form 10-Q for the quarterly ended
                     President, and Ogden              June 30, 1998 incorporated herein by
                     Corporation dated July 1,         reference.
                     1998.

            (m)      Employment Agreement              Transmitted herewith as Exhibit 10.8(M).
                     between Ogden Corporation and
                     Raymond E. Dombrowski, Jr.,
                     Senior Vice President and
                     C.F.O., dated as of
                     September 21, 1998.



10.9        First Amended and Restated Ogden           Filed as Exhibit 10.3(b)(i) to Ogden's
            Corporation Guaranty Agreement made as     Form 10-K for fiscal year ended December
            of January 30, 1992  by Ogden              31, 1991 and incorporated herein by
            Corporation for the benefit of Mission     reference.
            Funding Zeta and Pitney Bowes Credit.

10.10       Ogden Corporation Guaranty Agreement       Filed as Exhibit 10.3(b)(iii) to Ogden's
            made as of January 30,1992 by Ogden        Form 10-K for fiscal year ended December
            Corporation for the benefit of             31, 1991 and incorporated herein by
            Allstate Insurance Company and Ogden       reference.
            Martin Systems of Huntington Resource
            Recovery Nine Corp.

11          Ogden Corporation and Subsidiaries         Transmitted herewith as Exhibit 11.
            Detail of Computation of Earnings
            Applicable to Common Stock.

27          Financial Data Schedule.                   Transmitted herewith as Exhibit 27.