Form 10-K
period 1998-12-31
OGDEN CORP
filed 1999-03-29
CIK 73902

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 1998

                                         OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to____________________

Commission File Number 1-3122

                                OGDEN CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

      Delaware                                          13-5549268
(State or Other Jurisdiction of            (I.R.S. Employee Identification No.)
Incorporation or Organization)

Two Pennsylvania Plaza, New York, N.Y.                               10121
--------------------------------------                         -----------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number including area code - (212) 868-6000

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
Title of each class                                      Which Registered
-------------------                                      ----------------

Common Stock, par value                                New York Stock Exchange
$.50 per share

$1.875 Cumulative Convertible                          New York Stock Exchange
Preferred Stock (Series A)

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

The aggregate market value of registrant's voting stock, held by non-affiliates based on the New York Stock Exchange closing price as reported in the consolidated transaction reporting system as of the close of business on March 1, 1999 was as follows:

Common Stock, par value $.50  per share                     $1,204,689,605

$1.875 Cumulative Convertible
Preferred Stock (Series A)                                  $6,279,900

The number of shares of the registrant's Common Stock outstanding as of March 1, 1999 was 49,048,469 shares.

The following documents are hereby incorporated by reference into this Form
10-K:

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 (Parts II and IV).

(2) Portions of the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).

                                      INDEX

PART I                                                                     PAGE
------                                                                     ----

Item 1. Business

   Entertainment                                                           1-8
   Aviation                                                                8-11
   Energy                                                                  12-29
   Other                                                                   29
   Recent Developments                                                     11

   Other Information                                                       30-37

      Markets, Competition and General Business Conditions                 30-31
      Equal Employment Opportunity                                         31
      Year 2000 Issues                                                     31
      Employee and Labor Relations                                         32
      Environmental Regulatory Laws                                        32-34
      Energy and Water Regulation                                          35-37

Item 2. Properties                                                         38-42

Item 3. Legal Proceeding                                                   43-44

Item 4. Submission of Matters to a Vote of Security Holders
                                                                           44
         Executive Officers of Ogden                                       44-48

PART II

Item 5. Market For Ogden's Common Equity and Related Stockholder Matters   48

Item 6. Selected Financial Data                                            48

Item 7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             48

Item 7A. Quantitative and Qualitative Disclosures About Market Risk        48

Item 8. Financial Statements and Supplementary Data                        49

Item 9. Changes in and Disagreements  with Accountants on
         Accounting and Financial Disclosure                               49

PART III

Item 10. Directors and Executive Officers of Ogden                         49

Item 11. Executive Compensation                                            49

Item 12. Security Ownership of Certain Beneficial Owners and Management    49

Item 13. Certain Relationships and Related Transactions                    49

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K   50-55

                                     PART I

Item 1. BUSINESS

            Ogden Corporation, a Delaware corporation (hereinafter together with its consolidated subsidiaries referred to as "Ogden" or the "Company"), is a global company engaged in providing a wide range of operations and services through its operating groups within each of its four business segments, Entertainment, Aviation, Energy and Other. The amounts of revenue, operating profit or loss and identifiable assets attributable to each of Ogden's four business segments for each of the last three fiscal years is set forth in footnote 23. INFORMATION CONCERNING BUSINESS SEGMENTS of Ogden's 1998 Annual Report to Shareholders, certain specified portions of which are incorporated herein by reference.

                                  ENTERTAINMENT

      Ogden Entertainment, Inc. ("Entertainment"), directly and through joint ventures, is engaged in business activities related to the ownership and providing of, services to, entertainment attractions and leisure and gaming venues in the United States, Canada, Europe, South America and Australia. Entertainment's business operations are divided into four categories: Themed Attractions; Food and Beverage Concessions; Venue Management; and Specialty Casinos. In addition, Entertainment owns a 50% interest in the Metropolitan Entertainment Group, which is engaged in a number of activities related to the development and exhibition of entertainment products.

      Where services are performed on a cost-plus basis, the customer reimburses Entertainment for all acceptable reimbursable expenditures made in connection with the job and also pays a management fee, which may be a percentage of the reimbursable expenditures, a specific dollar amount, or a combination of the two.

Themed Attractions

      Entertainment, directly and through joint ventures, operates a variety of themed entertainment attractions in the United States, Europe and South America. Entertainment's themed attractions are situated on land either owned or leased by Entertainment and are generally operated by Entertainment as principal and not as a service provider. As owner of the entertainment "product" at such locations, Entertainment is responsible for all aspects of the business, including marketing and ticket sales, day-to-day operation of the attraction and any food service or merchandising operations on the premises.

Entertainment's principal operations in the themed attraction area include:

      Tinseltown(TM) Studios - Developed, owned and operated by Entertainment, Tinseltown(TM) is an innovative, audience-participation dinner attraction situated on a 1.25 acre parcel of land owned by Entertainment and located in Anaheim, California. As part of the operation, Entertainment also leases from the City of Anaheim adjacent land to accommodate 550 parking spaces. Tinseltown(TM) commenced operation in November, 1998 and is a specially designed and constructed facility, which includes a 700-seat theatre, full service kitchen and a gift shop. Tinseltown(TM) re-creates for guests the experience of being a star, producer or other Hollywood notable attending a major televised awards show, and arriving guests walk the "red carpet" as they are greeted by paparazzi, autograph hounds and television interviewers. The two-hour experience (which includes service of a three-course dinner) features a live musical stage production. At each performance, a number of guests appear on the theatre's two 9' x 12' video screens as part of the "televised" Tinseltown Awards Show, and some are inserted into clips from motion pictures (such as "Jurassic Park", "Field of Dreams", "Jaws" and "The Blues Brothers") as they compete for Tinseltown's(TM) "Oggie", the statuette awarded for best actor and best actress performances.

      Top of the World - Entertainment operates the "Top of the World" visitor attraction on the 107th Floor Observation Deck at the World Trade Center in New York City. Pursuant to an eleven and one-half year lease from the Port Authority of New York and New Jersey, Entertainment commenced these operations in 1995. In the Fall of 1996, Entertainment undertook extensive renovations to the attraction, including the installation of three motion simulation theatres that take visitors on a simulated aerial sightseeing tour of New York City. The attraction, which reopened in April, 1997, attracts over 1.8 million visitors per year. Entertainment's lease with the Port Authority provides for the payment of base rent plus percentage rent on revenues in excess of certain specified levels.

      Silver Springs and Wild Waters - Pursuant to a long-term lease from the State of Florida, Entertainment operates Silver Springs, a nature-based attraction, and Wild Waters, an adjacent water park, located in Ocala, Florida. Silver Springs is a unique 250-acre nature preserve, which features exotic wildlife, jungle cruise glass-bottom boat rides, jeep safari rides, animal shows and exhibits, gift shops and eateries. Wild Waters, a six-acre water park adjacent to Silver Springs, features water slides, wave pools, miniature golf, and food and beverage concession areas. Silver Springs operates year-round, while Wild Waters operates from March through Labor Day weekend.

      Enchanted Castle - Owned and operated by Entertainment in a leased facility located in Lombard, Illinois. Enchanted Castle is an indoor family entertainment center that features a variety of mechanical and video games, miniature golf, laser tag, motion simulators and similar attractions. Enchanted Castle also features a full service casual restaurant and concession area, and a large party room area for servicing corporate groups and private parties. Enchanted Castle is operated year-round.

      La Rural de Palermo - La Rural is a 28-acre fairground and exhibition center located in Buenos Aires, Argentina. This facility is operated pursuant to a long-term lease by a joint venture for which Entertainment serves as managing partner and in which Entertainment owns a 50% interest. In addition to operating the fair and exhibition business on the property, the joint venture is developing a master plan for renovation of the fair ground and exhibition facilities and development of an entertainment and retail complex on the site, including a multi-screen theatre. Initial construction on the renovation project began in early 1998.

      Jazzland - During 1998, Entertainment commenced construction on this 100-plus acre theme and ride park located in New Orleans, Louisiana. Entertainment holds a long-term lease on the Jazzland site that can be converted into fee ownership at nominal cost to Entertainment. Jazzland will consist of a number of separate areas themed around the history and cultures of New Orleans and will feature a roller coaster and a variety of other rides and attractions, restaurants and concession areas, and retail merchandise stores. Adjacent to Jazzland will be an outdoor concert facility capable of hosting concerts and other musical presentations. Jazzland is scheduled to open in the spring of 2000.

      Grizzly Park - Owned and operated by Entertainment and located in Montana at the main entrance to Yellowstone National Park. Grizzly Park is a nature-based attraction featuring the Grizzly Discovery Center, an indoor exhibit that showcases items of interest relating to Yellowstone and its wildlife, outdoor natural habitats containing live grizzly bears and gray wolves, and a variety of shops and restaurants.

      Isla Magica - Entertainment owns a 28% equity interest in Parques Tecnicultores, S.A. ("Partecsa"), which operates the Isla Magica theme park, located on a 200-acre parcel in Seville, Spain. Originally the site of the Seville Expo world's fair, Isla Magica was converted by Partecsa into a themed ride park pursuant to a 30-year lease, and reopened to the public in the spring of 1997. Isla Magica contains a number of areas themed around the history and culture of Spain, including rides, restaurants and concession areas, and retail merchandise stores.

      Large Format Film - Entertainment is also engaged in the production and distribution of large-format films, as well as the management and operation of theatres exhibiting such films. In 1997, Entertainment completed production on its first large-format IMAX(R) feature film, AMAZON. This film, which is owned by Entertainment, has been contracted by over 45 theatres both domestically and internationally and was nominated for an Academy Award(R) in 1998 in the category of "Best Documentary (Short Subject)". In 1998, Entertainment co-produced, with Sony Corporation of America, its second large-format film (produced in both 2D and 3D versions), MARK TWAIN'S AMERICA. Entertainment owns a 50% interest in this film, which is distributed by Sony under the terms of the co-production agreement between Sony and Entertainment.

Food and Beverage Concessions - Entertainment's food and beverage operations consist of Concessions and Restaurants.

      Concessions - Entertainment is a leading provider of food and beverage concession services at a wide variety of public assembly facilities, including arenas, stadiums, amphitheaters, convention and exhibition centers, parks, fairgrounds and zoos. At some client locations, Entertainment also operates concessions for the sale of souvenir merchandise. The contractual arrangements governing these operations are individually negotiated, and vary widely as to terms and duration. These arrangements often require Entertainment to make an initial investment in food service equipment and leasehold improvements, a cash payment to the client facility or both. In most cases, the contracts provide for a payment by Entertainment of ongoing commissions or rentals based on a percentage of gross sales or net profits, sometimes with a minimum rental or payment. Where minimum payments are required the contracts generally protect Entertainment against "force majeure" events over which Entertainment has no control, such as player strikes or lockouts, and weather or natural disaster-related disruptions in operations.

      Entertainment's concession service locations at client facilities currently number approximately 125, including those listed in the following table:

Name                                 Location
----                                 --------

Edison International Field           Anaheim, California
Wrigley Field                        Chicago, Illinois
Los Angeles Convention Center        Los Angeles, California
The Kingdome                         Seattle, Washington
Veterans Stadium                     Philadelphia, Pennsylvania
Market Square Arena                  Indianapolis, Indiana
McNichols Arena                      Denver, Colorado
Cobo Hall                            Detroit, Michigan
Tempe Diablo Stadium                 Tempe, Arizona
University of Oklahoma Stadium       Norman, Oklahoma
The MGM Grand Gardens Arena          Las Vegas, Nevada
General Motors Place                 Vancouver, British Columbia, Canada
Mile High Stadium                    Denver, Colorado
Victory Field                        Indianapolis, Indiana
MCI Center                           Washington, D. C.
Alameda County Coliseum Complex      Oakland, California

      In addition, Entertainment has been awarded concession contracts at three new facilities scheduled to open in 2000: (i) the 20,000-seat Staples Center in California, the new home of the National Hockey League ("NHL") Los Angeles Kings and the National Basketball Association ("NBA") Los Angeles Lakers and Los Angeles Clippers; (ii) the 66,000-seat Paul Brown Stadium (football) in Cincinnati, Ohio; and the 20,000 seat Pepsi Center Arena in Denver, Colorado, the new home of the NBA's Denver Nuggets and the NHL's Colorado Avalanche.

      During 1998 Entertainment sold their food and beverage concession agreements at several amphitheaters to SFX Entertainment, Inc. ("SFX"). In December 1998 Entertainment and SFX entered into a new master food and beverage concessions agreement at the amphitheaters controlled by SFX whereby Entertainment was granted the right to operate the food and beverage concessions, for a ten-year term, at the Blockbuster Amphitheater in Charlotte, North Carolina; Starwood Amphitheater in Nashville, Tennessee; Desert Sky Amphitheater in Phoenix, Arizona; and Coral Sky Amphitheater in West Palm Beach, Florida. In addition, SFX granted to Entertainment the exclusive right to sell food and beverages at any 10,000-seat (or larger) amphitheater that SFX acquires within the next ten years.

      Entertainment provides food and beverage concession services at amphitheaters throughout the United States, including those listed in the following table:

Name                                 Location
----                                 --------

PNC Bank Arts Center                 Holmdel, New Jersey
Starlake Amphitheatre                Pittsburgh, Pennsylvania
Fiddlers Green Amphitheatre          Englewood, Colorado
Sandstone Amphitheatre               Kansas City, Missouri
Cynthia Woods Mitchell Pavilion      Woodlands, Texas
Meadows Music Theatre                Hartford, Connecticut
Camden Amphitheatre                  Camden, New Jersey
Polaris Amphitheatre                 Columbus, Ohio
Nissan Amphitheatre                  Manassas, Virginia
Molson Amphitheatre                  Toronto, Canada
Virginia Beach Amphitheatre          Virginia Beach, Virginia

      Entertainment also develops and operates food courts in shopping malls. Under a typical arrangement, Entertainment and the mall owner will enter into a long-term master lease giving Entertainment exclusive use of the food court area. Entertainment then enters into franchise agreements covering the individual locations within the food court with national and regional food concept owners (Burger King, Sbarro's, Nathan's, etc.). While Entertainment generally seeks to act as franchisee of such concepts, in some cases Entertainment will sublease individual locations in the food court to a third party or will itself operate such locations as one or more of Entertainment's own, in-house "branded" concepts. Entertainment currently master leases food courts at the Arizona Mills mega mall in Tempe, Arizona and the Wonderland Mall in Livonia, Michigan.

      Restaurants - Entertainment developed and operates two new free-standing restaurant concepts: "The Wilderness Grill" at the Ontario Mills mega mall in Ontario, California and "The Wilderness Grill - Paradise Down Under" at the Sunset Place Mall in Miami, Florida. In addition, at The Block at Orange, located in Orange, California, Entertainment recently opened its first "Ron Jon's Surf Grill" restaurant, developed by Entertainment under a license agreement with Ron Jon's Surf Shop. Under the terms of such license agreement, Entertainment has the exclusive right to develop additional Ron Jon Surf Grill units in the United States during the term of the agreement.

Venue Management

      Entertainment is a leading provider of full facility management services at arenas and other sports and Entertainment facilities in the United States, Canada, Europe and Australia. Such services generally cover all aspects of the operation, including events booking, food and beverage concessions, crowd control, parking, set-up and tear-down for events, facility maintenance and repairs, etc. Entertainment's facility management venues currently include the following:

Name                                 Location
----                                 --------
Arrowhead Pond of Anaheim            Anaheim, California
Corel Centre                         Ottawa, Canada
Pensacola Civic Center               Pensacola, Florida
Sullivan Arena                       Anchorage, Alaska
Egan Convention Center               Anchorage, Alaska
Target Center                        Minneapolis, Minnesota
The Great Western Forum              Los Angeles, California
Newcastle Arena                      Newcastle, England
Manchester Evening News Arena        Manchester, England
Bridgewater Hall                     Manchester, England
Stadium Australia                    Sydney, Australia
Arena Oberhausen                     Oberhausen, Germany
Providence Civic Center              Providence, Rhode Island
Bakersfield Arena                    Bakersfield, California
Blue Cross Arena                     Rochester, New York
Temple University Arena              Philadelphia, Pennsylvania

      In addition, Entertainment has been awarded venue management contracts at the 100,000 square foot Charleston Area Convention and Performing Arts Center in South Carolina scheduled to open in the spring of 1999 and the Northeast Pennsylvania Arena scheduled to open in November 1999.

      The Corel Center, a 19,000-seat multi-purpose indoor arena in Ottawa, Canada, opened in January of 1996. Pursuant to a 30-year agreement entered into in January 1996 between Entertainment and the arena's owner (the "Owner") Entertainment provides complete facility management and concession services at this arena, which is the home of the Ottawa Senators of the National Hockey League. Under the terms of the agreement, Entertainment has agreed that the Corel Centre, under Entertainment's management, will generate a minimum amount of revenues and has agreed to advance funds, if necessary, to cover cash shortfalls. The Owner is a party to a 30-year license agreement with the owner of the Ottawa Senators, pursuant to which the Ottawa Senators play their home games at the arena.

      Pursuant to a 30-year management agreement entered into in June 1993 between the City of Anaheim, California and a wholly-owned subsidiary of Entertainment, Entertainment manages and operates the Arrowhead Pond, a facility owned by and located within the City of Anaheim. Entertainment has agreed that the Arrowhead Pond, under Entertainment's management, will generate a minimum amount of revenues computed in accordance with the terms of the management agreement. The Arrowhead Pond is a multi-purpose facility capable of accommodating professional basketball and hockey, concerts and other attractions, and has a maximum seating capacity of approximately 19,400. Entertainment also has a 30-year lease agreement entered into in June 1993 with The Walt Disney Company (which own the NHL Anaheim Mighty Ducks) pursuant to which the team plays its home games at the arena.

      Entertainment owns a 50% interest in the Australian and New Zealand business of the International Facility Corporation Pty. Ltd. ("IFC"), a private facility management firm based in Brisbane, Australia. IFC is the managing general partner for all of the Entertainment/IFC joint venture accounts in Australia and New Zealand. These accounts include the Brisbane Entertainment Centre, the Newcastle Entertainment Centre, the Cairns Convention Centre, and a significant interest in Convex, operator of the Brisbane Convention and Exposition Centre. IFC is also acting as a consultant for the design and construction, and will be providing ongoing management, of Stadium Australia in Sydney, Australia.

      Entertainment also manages and operates movie theatres. In 1997, Entertainment entered into a 15-year agreement with the County of San Bernardino, California to manage and operate the Ultra Screen(R) theatre owned by the County and located at the Ontario Mills mega mall in Ontario, California. In 1998, Entertainment entered into a 10-year agreement with the British Film Institute to manage and operate the BFI London IMAX(R) Cinema in London, England. Also, during 1998 Entertainment and Imax Corporation opened a jointly owned IMAX(R) theater at the Arizona Mills Mall in Tempe, Arizona. Entertainment is currently pursuing additional opportunities in this area.

Specialty Casinos

      In 1998, Entertainment purchased Iguazu Grand Hotel Resort & Casino, which is located in Argentina at the intersection of the borders of Brazil and Paraguay. Situated on 14.8 acres, this resort property features a five-star, 60-room hotel, conference center, business center, premier restaurant and casino. The casino enjoys an exclusive gaming license in the Province of Misiones in Argentina.

      Entertainment is currently exploring additional activities in the casino and leisure area, with an emphasis on special situations which, in management's view, represent unusual opportunities not being pursued by the major gaming companies. Of special interest are opportunities to develop or acquire casino operations that enjoy an exclusive license to operate in their geographic area, or which otherwise operate in areas of limited competition.

      In a related area, Entertainment also leases and operates the Fairmount Park thoroughbred and harness racetrack in Collinsville, Illinois and four off-track betting parlors in Illinois that receive telecast races from Fairmount Park, and other racing facilities. Entertainment also operates restaurants and other food and beverage services at the racetrack and the off-track parlor locations. A large portion of Fairmount Park's revenue is derived from its share of the pari-mutuel pool, which can be adjusted by state legislation. Other revenue is derived from admission charges, parking, program sales and concessions.

Metropolitan Entertainment Group

      The Metropolitan Entertainment Group, in which Entertainment owns a 50% interest, is a leading concert promoter in New York, New Jersey, Connecticut, and part of Massachusetts. Metropolitan conducts concert promotion activities, operates amphitheaters in the eastern United States, and concentrates on national and global music tours, artist management, Broadway and television productions, recording, and music publishing. Through a long-term lease, Metropolitan operates the 20,000, capacity Darien Lake Performing Arts Center located in Darien Lake, New York. Metropolitan has also established its own record label, Hybrid Recordings.

                                    AVIATION

      Aviation provides specialized support services to airlines and designs, finances, builds and operates major airport facilities and other aviation infrastructure projects throughout the world. Specialized support services include airport development and management; ground handling and passenger services; cargo facility development and operations; and fueling and fuel facility management. These diversified services are performed through joint ventures, consortiums, contracts with individual airlines, consolidated agreements with several airlines, and contracts with various airport authorities. As of February 1999, Aviation was present at 116 airports in 24 countries and serves more than 350 airlines.

      Some customers of Aviation are billed on a cost-plus or fixed-price basis. Where services are performed on a cost-plus basis, the customer reimburses Aviation for all acceptable reimbursable expenditures made in connection with the job. Many Aviation contracts may be written on a month-to-month basis or provide for a longer or indefinite term but are terminable by either party on notice varying from 30 to 180 days.

      During January 1998, Aeropuertos Argentina 2000, a consortium among Aviation, which has a 20% interest, and its Italian and Argentine partners, was awarded an exclusive 30-year license by the Government of Argentina to provide management services, improvements, and operations at 33 airports in Argentina. The consortium will finance and implement capital improvements and manage, operate, and commercially develop these airports. Consortium revenues will be earned from aircraft landing fees, ground handling, cargo operations, parking, advertising, terminal retail sales, and passenger departure fees.

      The consortium will commit $100 million in equity to the project and provide the Government of Argentina with fixed concession payments of at least $171 million per year. An 18-month phase-in schedule commenced the end of May 1998 with the takeover of the international and domestic airports in Buenos Aires - Ezeiza International Airport and Aeroparque Jorge Newbery. Substantial improvements are planned and groundbreaking for essential infrastructure development projects are anticipated to commence by May 1999.

      During 1998, a consortium in which Aviation has a 19.9% interest, opened a second runway at the Eldorado International Airport in Bogata, Colombia. The consortium maintains both runways at Eldorado and retains all landing fees until the year 2015. During 1998, an Aviation-led consortia submitted proposals and prequalification documents necessary to participate in airport privatizations in Central America, South America and the West Indies.

      Aviation's ground handling services include diversified ramp operations such as aircraft loading and unloading, aircraft cleaning, aircraft maintenance, flight planning, de-icing, interline baggage transfer, push-back and towing, and passenger-related services such as terminal check-in and ticketing, VIP passenger handling, the operation of passenger lounges, and other miscellaneous services. While these services are principally conducted in the United States, global expansion by the Aviation group has resulted in providing comprehensive ground handling and passenger services at many international gateways throughout Europe, South America, the Caribbean, and Asia-Pacific. Major foreign airports where Aviation currently conducts both ground handling and passenger services include:

Airport                                 Location
-------                                 --------

Reina Beatrix International Airport     Aruba, Netherlands Antilles
Galaeo International Airport            Rio de Janeiro, Brazil
Arturo Marino Benitez Airport           Santiago, Chile
Praha Ruzyne Airport                    Prague, Czech Republic
Hong Kong International Airport         Lantau, Hong Kong
Macau International Airport             Taipa, Macau
Mexico City International Airport       Mexico City, Mexico
Amsterdam Airport Schiphol              Amsterdam, Netherlands
Auckland International Airport          Auckland, New Zealand
Jorge Chavez International Airport      Lima, Peru
Bucharest-Otopeni Airport               Bucharest, Romania
Princess Juliana International Airport  St. Maarten, Netherlands Antilles
Simon Bolivar Airport                   Caracas, Venezuela

      During 1998, Aviation continued the expansion of its operations into several new markets throughout Asia, Europe, and South America. On July 6, 1998, Aviation began performing ground handling and passenger services at the new Hong Kong International Airport. Aviation's Hong Kong operation is part of a joint venture agreement between Aviation and Dresdner Kleinwort Benson ("DKB"), which owns a 20% interest in the joint venture. Aviation retains a majority interest and operating control of the joint venture whose operations geographically extends from India into mid-Asia and the Pacific Rim, excluding Aviation's Macau operations. Aviation is one of three license holders at the new airport for aircraft ramp services and provides ground handling, passenger services, cargo handling, loading and unloading of mail and baggage, and other related services. This operation positions Aviation for targeted growth not only in China but throughout Asia-Pacific as well.

      Aviation increased its presence in Eastern Europe with the commencement of ground handling operations at Bucharest-Otopeni Airport in Romania. Present at this airport since late 1997, Aviation began full ground handling operations with the scheduled opening of the new terminal in July 1998. In 1998, three airports in Mexico - Puebla, Tampico, and Veracruz - were added to the group's ground handling client base. Aviation also performs passenger handling and/or other related aviation services at 15 airports throughout Mexico, 11 airports across the United States, seven airports in Germany, and four in Canada.

      Aviation continues to perform services at St. Maarten's Princess Juliana International Airport where its license has been extended through 2008. In Aruba, through a corporation jointly owned by Aviation and Air Aruba, Aviation provides ramp and passenger services at Reina Beatrix International Airport. Other ground handling operations are provided at the Guarulhos International Airport in Sao Paulo, Brazil; Pearson International Airport in Toronto, Canada; and Gregorio Luperon International Airport in Puerto Plata, Dominican Republic.

      In 1995, a consortium comprised of Aviation, Macau Aviation Services Corporation, EVA Airways, Air Macau, and several local companies and prominent businessmen, entered into a 19-year agreement, with 16 years of exclusive control, to provide ramp and cargo handling, passenger services, and aircraft line maintenance at the Macau International Airport. The consortium, of which Aviation is the managing partner with a 29% participation, provides all necessary passenger and ramp equipment and constructed a cargo warehouse and engineering facilities, an aircraft hangar, and state-of-the-art training center at the airport. The consortium's investment in infrastructure developments and ancillary equipment at Macau International Airport is approximately $40 million.

      Through a 75% interest in a Prague-based airport handling company, Aviation opened a new $20 million, 10,000-square meter cargo terminal in September 1998 at Praha Ruzyne Airport in Prague, Czech Republic. The Prague cargo facility is expected to position the airport as a major cargo hub within Europe. In March 1998, Aviation acquired a 50% interest in the Talma cargo operations at the Jorge Chavez International Airport and at C.F. Secada Airport, located in Lima and Iquitos, Peru, respectively. Talma is Peru's leading provider of airport handling and services for international and domestic air freight. This acquisition expands Aviation's existing operation at Jorge Chavez International to include import and export, cargo handling, and warehousing through facilities totaling 33,000 square meters. Through a joint venture with Aldeasa S.A. of Spain, Aviation provides cargo handling and warehousing services in Spain at airports located in Barcelona and Madrid.

      Aviation provides into-plane fueling at twenty-six (26) installations and operates fueling facilities, including storage and hydrant fueling systems for the fueling of aircraft. This operation assists airlines and airports in designing, arranging financing, and installing underground and above-ground fueling systems. Fueling operations are performed primarily in North America, including the maintenance and operation of a new fuel farm located at San Diego International Airport. Aviation provides into-plane fueling at major airports in Canada (Montreal and Toronto), the United States (Dallas/Fort Worth; Houston; Kansas City; New York's John F. Kennedy International and LaGuardia Airport; Newark; Philadelphia; and Ronald Reagan

Washington National Airport in Washington, D.C.), as well as Panama (Panama
City) and in Puerto Rico (San Juan).

      Consistent with Aviation's long-term objectives, Aviation finalized the sale of its in-flight catering business in July 1998. The sale of the in-flight catering business was based on management's decision that its projected long-term growth would not provide the required levels of return.

                           ENTERTAINMENT AND AVIATION

Recent Developments

      During March 1999 Entertainment entered into definitive agreements to acquire the following water parks:

      (i) Wet 'N Wild(R), Inc. a leading water amusement park company with operations in the United States and Latin America. International franchise agreements also exist for several locations in Mexico and Brazil.

      (ii) Emerald Point Water Park located in Greensboro, North Carolina. Emerald Point is situated on approximately 35 acres and offers 34 rides and attractions including a large wave pool, a Skycoaster(R) ride and an artificial outdoor climbing wall.

      (iii) San Jose Raging Waters park, a 24-acre water park located in San Dimas, California.

      During the first quarter of 1999, Aviation acquired 100% of the operations of Flight Services Group, Inc. ("FSG"), a Connecticut - based company that provides corporate aircraft maintenance and management, aircraft charter, aircraft fueling, and aircraft sales brokerage services. FSG has on-site locations at Teterboro, New Jersey; Stratford, Connecticut; Norwich, New York; and West Palm Beach, Florida.

      During the first quarter of 1999 a consortium, of which Aviation owns a 32% interest, was awarded a 20-year concession to design, finance, and construct capital improvements at four major international airports in the Dominican Republic; Las Americas (serving the capital city of Santo Domingo); Gregorio Luperon (Puerto Plata); Arroyo Barril (Samana); and Maria Montez (Barahona). The consortium will establish a local operating company that will collect and retain airport revenues from aircraft landing and parking fees; "port" fees from service providers (ground handling, cargo operations, in-flight catering, and fueling); passenger facility charges; and all commercial revenues, rents and utility fees.

                                     ENERGY

            Ogden's Energy segment seeks to develop, own or operate energy generating facilities in the United States and abroad that utilize a variety of fuels, as well as water and wastewater facilities that will similarly serve communities on a long-term basis. The operations of Ogden's Energy segment are conducted by Ogden Energy Group, Inc. and subsidiaries through four principal business areas: independent power; waste-to-energy; water and wastewater; and environmental consulting, engineering and construction (collectively, together with its subsidiaries, the "Energy Group"). Since the early 1980's, the Energy Group has been engaged in developing and in some cases owning energy-generating projects fueled by municipal solid waste, and providing long-term services from these projects to communities. The Energy Group is now the largest full service vendor (i.e., builder/operator) in the world for large-scale waste-to-energy projects. In addition, since 1989, the Energy Group has been engaged in developing, owning and/or operating independent power production projects. The Energy Group's involvement in the operation of water and wastewater facilities began in 1994.

            The Energy Group generally seeks to participate in projects in which it can make an equity investment and become the operator; its returns will be derived from equity distributions and/or operating fees. It also seeks to have a role in the development of the projects. The types of projects in which the Energy Group seeks to participate sell the electrical power services they generate, or the waste or water-related services they provide, under long-term contracts or market concessions to utilities, government agencies providing power distribution, creditworthy industrial users, or local government units. For power projects utilizing a combustible fuel or geothermal sources, the Energy Group typically seeks projects which have a secure supply of fuel or geothermal brine through long-term supply arrangements or by obtaining control of the fuel source. Similarly, for water and wastewater-related services, the Energy Group seeks to operate under long-term contracts with governmental units or market concessions.

            The Energy Group generally looks to finance its projects using equity or capital commitments provided by it or other investors, combined with non-recourse debt for which the lender's source of payment is project revenues and assets. Consequently, the ability of the Energy Group to declare and pay cash dividends to the Company is subject to certain limitations in the project loan and other documents entered into by such project subsidiaries. In some project situations, limited support by the Energy Group or Ogden has been provided and in the future may be considered, such as operating guarantees, financial guarantees of bridge loans or other interim debt arrangements.

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

            The Energy Group presently has interests in projects with an aggregate generating capacity in excess of 2700 MW (gross) either operating or under construction in the United States, Central and South America, and Asia. It continues to seek to expand its ownership and operation of projects in these and other regions. The Energy Group's business is facilitated through field offices in Hong Kong; Manila, the Philippines; Taipei, Taiwan; Sao Paulo, Brazil; and Calcutta, India.

Independent Power

            The Energy Group's independent power business is conducted by its wholly-owned subsidiary, Ogden Energy, Inc. ("OEI"). OEI develops, operates and/or invests in independent (i.e., non-utility) energy generation ("Independent Power Production" or "IPP") projects which sell their output to utilities, electricity distribution companies or industrial consumers in the United States and abroad. The activities of this group do not include the development of generating facilities fueled by municipal solid waste, which are conducted by the waste-to-energy group, discussed below.

            Where possible, the Energy Group attempts to sell electricity under long-term power sales contracts. The Energy Group attempts to structure the revenue provisions of such power sales contracts such that the revenue components of such contracts correspond, as effectively as possible, to the projects' cost structure (including changes therein due to inflation and currency fluctuations) of building, financing, operating and maintaining the projects.

            On many of its projects, the Energy Group performs operation and maintenance services on behalf of the project owner. While all operation and maintenance contracts are different, the Energy Group typically seeks to perform these services on a cost-plus-fixed-fee basis, with a bonus and limited penalty payment mechanism related to specified benchmarks of plant performance.

(a) Facilities Under Construction.

            o     Quezon, the Philippines.

A consortium, of which the Energy Group is a 26% member, has a 500 MW (gross) coal-fired electric generating facility in the Republic of the Philippines (the "Quezon Project"). Construction is expected to be completed during the third quarter, 1999. The other members of the consortium are affiliates of International Generating Company, an affiliate of Bechtel Enterprises, Inc., an affiliate of General Electric Capital Corporation, and PMR Limited Co., a Philippines partnership. The consortium entered into a power purchase agreement with Manila Electric Company ("Meralco"), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila. Under a long-term agreement, Meralco is obligated to take or pay for stated minimum annual quantities of electricity produced by the facility on terms and at prices set forth in the agreement. The consortium has entered into contracts for the supply of coal at stated prices for a portion of the term of the power purchase agreement.

                  The turnkey contractors are affiliates of Bechtel Enterprises, Inc. The Energy Group will operate the Quezon Project on behalf of the consortium under a long-term contract. The Energy Group will receive certain limited amounts of revenue from the Quezon Project during construction. Operating revenue is expected to commence upon commercial operation, projected for the fourth quarter of 1999.

            o     Haripur, Bangladesh.

                  In 1998, the Energy Group 982122879acquired an equity interest in a barge-mounted 122 MW diesel/natural gas fired facility located near Haripur, Republic of Bangladesh. This project is under construction, and commercial operation is expected in June, 1999. The project will be operated by the Energy Group. The Energy Group will own approximately 45% of the project company equity if it exercises its options to acquire the project company's 982123084stock. An affiliate of El Paso Energy Corporation will own 50% of such equity, and the remaining interests will be held by Wartsila NSD North America, Inc. and/or the local developer. The electrical output of the project will be sold to the Bangladesh Power Development Board (the BPDB) pursuant to a long-term agreement. That agreement also obligates the BPDB to supply all of the natural gas requirements of the project. The BPDB's obligations under agreement are guaranteed by the Government of Bangladesh.

(b) Operating Facilities. The Energy Group's operating IPP projects utilize a variety of energy sources: water (hydroelectric), natural gas, coal, geothermal energy, wood waste, landfill gas, and diesel fuel.

      o     Domestic Projects

            o     Geothermal Energy.

            The Energy Group has interests in two geothermal facilities in Southern California, the Heber and SIGC facilities, with a combined gross generating capacity of 100 MW. These facilities are both leaseholds, with the Energy Group as the sole lessee of the SIGC project and holding a 50% partnership interest in the Heber project lessee. The Energy Group operates these facilities. The Energy Group also owns a 50% partnership interest in a geothermal resource, which is adjacent to and supplies fluid to both geothermal facilities. The electricity from both projects is sold under long-term contracts with Southern California Edison.

            The Energy Group also owns a 50% partnership interest in Mammoth-Pacific, L.P., which owns three geothermal power plants with a gross capacity of 40 MW, located on the eastern slopes of the Sierra Nevada Mountains at Casa Diablo Hot Springs, California. The projects have contractual rights to the geothermal brine resource for a term not less than the term of the power contracts. All three projects sell electricity to Southern California Edison under long-term contracts.

            o     Hydroelectric.

            The Energy Group owns 50% equity interests in three run-of-river hydroelectric projects which generate a total of 30 MW: Bangor Pacific Hydroelectric Project ("Bangor"), Koma Kulshan Hydroelectric Project ("Koma Kulshan") and Weeks Falls Hydroelectric Project ("Weeks Falls"). The Bangor facility is in Maine; the other two, in Washington State. Bangor sells its electricity to Bangor-Hydro Electric Company under a long-term contract, while Koma Kulshan and Weeks Falls each sell electricity to Puget Sound Power & Light Company under long-term contracts. The Energy Group is seeking a buyer for the Bangor project; any such sale is not expected to be material to the Energy Group's business.

            The Catalyst New Martinsville, West Virginia project, is a 40 MW run-of-river project which is operated through a subsidiary. The Energy Group is the lessee. The output is sold under a long-term contract with Monongahela Power Company.

            o     Waste Wood.

            The Energy Group owns 100% interests in three waste wood fired electric power plants in California: Burney Mountain Power Station, Mount Lassen Power Station and Pacific Oroville Power Station. A fourth, Pacific Ultrapower Chinese Station Power Station, is owned by a partnership in which the Energy Group holds a 50% interest. Generally, fuel supply is procured from local sources through a variety of short-term waste wood supply agreements. The four projects have a gross capacity of 67 MW. All four projects sell electricity to Pacific Gas & Electric Company under long-term contracts.

            o     Landfill Gas.

            The Energy Group owns and operates eight landfill gas projects which produce electricity by burning methane gas produced by the anaerobic digestion of the solid waste contained in sanitary landfills. Seven of the projects are located in California, and one is located in Maryland. The eight projects have a gross capacity of 43 MW. All sell electricity generated to local utilities, under contracts having varying lengths, the longest expiring in 2011.

            o     Natural Gas.

            The Energy Group's domestic natural gas project is the operation by the Energy Group of the Brandywine, Maryland facility, a 240 MW facility whose output is sold to Potomac Electric Power Company. This project is owned by an affiliate of Panda Energy, and the Energy Group's contract for operations will expire in the fourth quarter of 1999, unless renewed by Panda Energy at that time.

      o     International Projects

            o     Hydroelectric.

            The Energy Group has ownership interests in the Don Pedro project and the Rio Volcan project in Costa Rica through an equity investment in Energia Global, Inc. ("EGI"). Don Pedro and Rio Volcan are leased by EGI and operated by the Energy Group under long-term contracts. The electric output from both of these facilities is sold to Instituto Costarricense de Electricidad, a local utility.

            o     Coal.

            The Energy Group has majority equity interests in four coal-fired cogeneration facilities in three different provinces in the Peoples Republic of China. These projects are operated, in each case, by an affiliate of the minority equity stakeholder in the projects. Parties holding minority positions in the projects include a private company, a local government enterprise and in the remaining two cases, affiliates of the local municipal government. A majority of the electrical output of the projects is sold to the relevant local Municipal Power Bureau and steam is sold to various host industrial facilities, both pursuant to long-term power and steam sales agreements.

            o     Natural Gas.

            The Energy Group owns an interest in Empresa Valle Hermoso ("EVH") which was formed by the Bolivian government as part of the capitalization of the government-owned utility ENDE. EVH owns and operates 215 MW of gas-fired generating capacity. The Energy Group also participates in a joint venture that supplies EVH with management services support.

            The Energy Group executed definitive agreements to acquire ownership interests in two 122 MW gas-fired combined cycle facilities in Thailand: the Sahacogen facility and the Rojana Power facility. Both facilities, which are expected to commence operations in the second quarter of 1999, will sell power under long-term contracts to adjacent industrial parks, and the excess will be sold into the national power grid. The Energy Group will acquire a 74% ownership interest in the Sahacogen facility, and a 25% ownership interest the Rojana Power facility. Both facilities will be operated under the supervision of the Energy Group. As part of these agreements, the Energy Group also will acquire an operating company which currently operates a third gas-fired facility in Thailand, the Gulf Co-Generation facility. This facility has a gross capacity of 110 MW, and sells its output to an adjacent industrial park and into the national power grid.

            o     Diesel.

            The Energy Group has ownership interests in three diesel fuel facilities in the Philippines. The Bataan Cogeneration project is a 65 MW facility that has a long-term contract to sell its electrical output to the National Power Corporation (with which it also has entered into a fuel management agreement for fuel supply) and the Bataan Export Processing Zone Authority. The Island Power project is a 7 MW facility that has a long-term power contract with the Occidental Mindoro Electric Cooperative. Both projects are operated by the Energy Group.

            In 1998, the Energy Group executed definitive agreements for the acquisition of 100% of the stock of a Philippine company that owns and operates a 65 MW diesel fired electric generating facility located in the province of Cavite, the Philippines. This project sells a portion of its energy and capacity to the National Power Corporation and a portion to the Cavite Export Processing Zone Authority pursuant to long-term power purchase agreements. This acquisition was completed in February, 1999.

c) Project Summaries. Certain information with respect to the Energy Group's IPP projects as of March 1, 1999 is summarized in the following table:

                                  IPP PROJECTS

                                                                   Date of
                                                                   Acquisition/
                                                                   Commencement
In Operation           Location       Size    Nature of Interest   of Operations
------------           --------       ----    ------------------   -------------

A. Hydroelectric

1. New Martinsville    West Virginia  40MW    Lessee/Operator      1991

2. Rio Volcan          Costa Rica     16MW    Part Owner/Operator  1997

3. Don Pedro           Costa Rica     16MW    Part Owner/Operator  1996

4. Bangor(1)           Maine          13MW    Part Owner/Operator  1997

5. Koma Kulshan(1)     Washington     12MW    Part Owner           1997

6. Weeks Falls(1)      Washington     5MW     Part Owner           1997

B. Geothermal

1. Heber (2)(3)        California     52MW    Lessee/Operator      1989

2. SIGC (3)            California     48MW    Lessee/Operator      1994

3. Mammoth G1(1)       California     10MW    Part Owner/Operator  1997

4. Mammoth G2(1)       California     15MW    Part Owner/Operator  1997

5. Mammoth G3(1)       California     15MW    Part Owner/Operator  1997

C. Natural Gas

1. Empresa Valle Bolivia              215MW   Part Owner/          1995
    Hermoso (4)                               Operations Mgmt.

2. Brandywine          Maryland       240MW   Operator             1996

3. Sahacogen           Thailand       122MW   Owner                1999

4. Rojana              Thailand       122MW   Owner                1999

5. Gulf Co. Generation Thailand       110MW   Operator             1999

D. Coal

1. Lin'an(5)           China          24MW    Part Owner           1997

2. Huantai(5)          China          24MW    Part Owner           1997

3. Taixing(5)          China          24MW    Part Owner           1997

4. Yanjiang(5)         China          24MW    Part Owner           1997

E. Diesel

1. Island Power        Philippines    7MW     Part Owner/          1996
    Corporation(6)                            Operator

2. Bataan              Philippines    65MW    Owner/Operator       1996
    Cogeneration

3. Magellan            Philippines    65MW    Owner/Operator       1998

F. Waste Wood

1. Burney              California     11.4MW  Owner/Operator       1997

2. Chinese(1)          California     25.6MW  Part Owner           1997

3. Mount Lassen        California     11.4MW  Owner/Operator       1997

4. Oroville            California     18.7MW  Owner/Operator       1997

G. Landfill Gas

1. Gude                Maryland       3MW     Owner/Operator       1997

2. Otay                California     3.7MW   Owner/Operator       1997

3. Oxnard              California     5.6MW   Owner/Operator       1997

4. Penrose             California     10MW    Owner/Operator       1997

5. Salinas             California     1.5MW   Owner/Operator       1997

6. Santa Clara         California     1.5MW   Owner/Operator       1997

7. Stockton            California     0.8MW   Owner/Operator       1997

8. Toyon               California     10MW    Owner/Operator       1997

Under Construction:

1. Quezon (7)          Philippines    500MW   Part Owner/Operator  1999(est.)

2. Haripur (8)         Bangladesh     122MW   Part Owner/Operator  1999(est.)
                                      --------
      Total                           2015.4MW
                                      ========

Notes

(1)   The Energy Group has a 50% ownership interest in the project.

(2) The Energy Group is a 50% partner in the project entity which leases the facility from a third-party lessor. The lease expires in 2000 and is subject to a 15-year renewal at the option of the Energy Group and its joint venture partner.

(3) The Energy Group is a 50% partner of the lessee of the resource supplying fluid to the project, and the lessor is the same third-party that leases the Heber project to that project entity.

(4) The Energy Group owns an approximate 24% interest in a consortium that purchased 50% of Empresa Valle Hermoso. The remaining 50% is owned by Bolivian pension funds.

(5)   The Energy Group has a 60% ownership interest in this project.

(6) The Energy Group has an approximately 40% ownership interest in this project.

(7) The Energy Group has an approximately 26% ownership interest in the project.

(8) The Energy Group has a 23% ownership interest in this project, which may increase to an approximately 45% interest, depending upon the exercise of certain options by the Energy Group and other project owners. In addition, this project is capable of operating through combustion of diesel oil in addition to natural gas.

(d) Other Development Efforts. The Energy Group is actively pursuing a number of projects, some of which have achieved significant development milestones such as executed power purchase agreements, or receipt of key governmental approvals. Included in this category is the development of a 500 MW gas combined cycle merchant plant to be located at the same site as the Energy Group's existing Burney facility in Shasta County, California. As with all development efforts, however, there are in each case numerous conditions to be satisfied prior to financing, some of which are not within the Energy Group's control. As such, no assurance can be given that these projects will ultimately be developed successfully.

Waste-To-Energy

            The Energy Group's waste-to-energy operations are managed through a wholly-owned subsidiary, Ogden Waste to Energy, Inc. ("OWTE"). Waste-to-energy facilities combust municipal solid waste to make saleable energy in the form of electricity or steam. This group completed construction of its first waste-to-energy project in 1986. It currently operates 27 waste-to-energy projects at 26 locations. OWTE's subsidiaries are the owners or lessees of 17 of its waste-to-energy projects. The Energy Group has the exclusive right to market in the United States the proprietary, mass-burn technology of Martin GmbH fur Umwelt und Energietechnik ("Martin"). All of the waste-to-energy facilities the Energy Group has constructed use this Martin technology. In addition, the Energy Group operates waste-to-energy facilities using other technologies.

            Generally, the Energy Group provides waste-to-energy services pursuant to long-term service contracts ("Service Agreements") with local governmental units sponsoring the waste-to-energy project ("Client Communities"). Certain of its waste-to-energy facilities do not have sponsoring Client Communities.

(a) Terms and Conditions of Service Agreements. Each Service Agreement is different in order to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements, and other factors. The following description sets forth terms that are generally common to these agreements:

            o The Energy Group designs the facility, helps to arrange for financing, and then constructs and equips the facility on a fixed price and schedule basis.

            o The Energy Group operates the facility and generally guarantees it will meet minimum processing capacity and efficiency standards, energy production levels, and environmental standards. The Energy Group's failure to meet these guarantees or to otherwise observe the material terms of the Service Agreement (unless caused by the Client Community or by events beyond its control ("Unforeseen Circumstances")) may result in liquidated damages being charged to the Energy Group or, if the breach is substantial, continuing and unremedied, the termination of the Service Agreement. In the case of such Service Agreement termination, the Energy Group may be obligated to discharge project indebtedness.

            o The Client Community is generally required to deliver minimum quantities of municipal solid waste ("MSW") to the facility and is obligated to pay a service fee for its disposal, regardless of whether that quantity of waste is delivered to the facility. The service fee escalates to reflect indices of inflation. In many cases the Client Community must also pay for other costs, such as insurance, taxes, and transportation of the residue to the disposal site. If the facility is owned by the Energy Group, the Client Community also pays as part of the Service Fee an amount equal to the debt service due to be paid on the bonds issued to finance the facility. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the Client Community. In addition, the contracts generally require that the Client Community pay increased expenses and capital costs resulting from Unforeseen Circumstances, subject to limits which may be specified in the Service Agreement.

            o The Client Community usually retains a portion of the energy revenues (generally 90%) generated by the facility, with the balance paid to the Energy Group.

(b) Other Arrangements for Providing Waste-to-Energy Services. The Energy Group owns one facility that is not operated pursuant to a Service Agreement with a Client Community. The Energy Group may undertake additional such projects in the future. In such projects, the Energy Group generally assumes the project debt and risks relating to waste availability and pricing, risks relating to the continued performance of the electricity purchaser, as well as risks associated with Unforeseen Circumstances. In these projects, the Energy Group generally retains all of the energy revenues from sales of power to utilities or industrial power users and disposal fees for waste accepted at these facilities. Accordingly, the Energy Group believes that such projects carry both greater risks and greater potential rewards than projects in which there is a Client Community.

            In addition, the Energy Group has recently undertaken, together with two Client Communities, restructuring of its waste-to-energy projects in response to the demise of certain local laws permitting municipalities to require delivery of waste to specific facilities. One of these restructurings, in Union County, New Jersey, is final. The other, in Warren County, New Jersey, is in progress. In Union County, the facility has been leased to the Energy Group, and the Client Community has agreed to deliver approximately 50% of the facility's capacity on a put-or-pay basis. The balance of facility capacity will be marketed by the Energy Group, at its risk. The Company provided limited credit support in the form of an operating performance guaranty, as well as a rent guaranty supporting one series of subordinated bonds.

            In Warren County, the Energy Group has agreed to market the facility's capacity, at its risk, in a restructuring plan that includes State assistance with debt retirement. The Warren

County restructuring is subject to several conditions precedent, some of which are beyond the control of the Energy Group, notably the securing of State funds. While some funds are currently available to the State that could be used in connection with the Warren restructuring, state legislation has been introduced that would create a source of additional funding for payment of project debt. There can be no assurance, however, that an acceptable contractual and legislative resolution will be achieved. If such a resolution cannot be achieved, the Warren County Client Community may be forced to default on its obligations, including obligations to bondholders, in which case a restructuring would need to be addressed between the Energy Group and the project's lenders and credit enhancement providers. The State of New Jersey continues to publicly state that it will not allow a bond default to occur. The Energy Group may consider additional such restructuring in the future.

(c) Project Financing. Financing for the Energy Group's domestic projects is generally accomplished through the issuance of tax-exempt and taxable revenue bonds issued by or on behalf of the Client Community. If the facility is owned by the Energy Group subsidiary the Client Community loans the bond proceeds to the subsidiary to pay for facility construction, and pays to the subsidiary amounts necessary to pay debt service. For such facilities, project-related debt is included as a liability in Ogden's consolidated financial statements. Generally, such debt is secured by the revenues pledged under the respective indenture and is collateralized by the assets of the Energy Group subsidiary and otherwise provides no recourse to Ogden, subject to construction and operating performance guarantees and commitments.

(d) OWTE Projects. Certain information with respect to projects as of March 1, 1999 is summarized in the following table:

                            WASTE-TO-ENERGY PROJECTS

                                                         Boiler    Commencement
Units                                 Tons per Day       Units     of Operations
-----                                 ------------       -----     -------------

Tulsa, OK (I) (1)                         750                2          1986
Marion County, OR                         550             2(2)          1987
Hillsborough County, FL (3)             1,200             3(2)          1987
Tulsa, OK (II) (1)(4)                     375                1          1987
Bristol, CT                               650             2(2)          1988
Alexandria/Arlington, VA                  975                3          1988
Indianapolis, IN                        2,362             3(2)          1988
Hennepin County, MN (1)(5)              1,000                2          1989
Stanislaus County, CA                     800                2          1989
Babylon, NY                               750             2(2)          1989
Haverhill, MA                           1,650                2          1989
Warren County, NJ (5)                     400                2          1988
Kent County, MI (3)                       625             2(2)          1990
Wallingford, CT (5)                       420             3(2)          1989
Fairfax County, VA                      3,000             4(2)          1990
Huntsville, AL (3)                        690             2(2)          1990
Lake County, FL                           520             2(2)          1991
Lancaster County, PA (3)                1,200             3(2)          1991
Pasco County, FL (3)                    1,050             3(2)          1991
Huntington, NY (6)                        750             3(2)          1991
Hartford, CT (3)(7)(8)                  2,000                3          1987
Detroit, MI (1)(8)                      3,300                3          1991
Honolulu, HI (1)(8)                     2,160                2          1990
Union County, NJ (3)                    1,440                3          1994
Lee County, FL (3)                      1,200             2(2)          1994
Onondaga County NY (6)                    990                3          1995
Montgomery County, MD (3)               1,800             3(2)          1995
                                       ------
            Total                      32,607
                                       ======

----------
(1) Facility is owned by an owner/trustee pursuant to a sale/leaseback arrangement.
(2)   Facility has been designed to allow for the addition of another unit.
(3)   Facility is owned by the Client Community.
(4) Phase II of the Tulsa facility, which was financed as a separate project, expanded the capacity of the facility from two to three units.
(5) Energy Group subsidiaries were purchased after completion, and use a mass-burn technology that is not the Martin Technology.
(6) Owned by a limited partnership in which the limited partners are not affiliated with Ogden.
(7) Under contracts with the Connecticut Resource Recovery Authority and Northeast Utilities, the Energy Group operates only the boiler and turbine for this facility.

(8) Operating contracts where acquired after completion. Facility uses a refuse-derived fuel technology and does not employ the Martin Technology.

In addition, during 1998 the Energy Group closed down one non-Martin waste-to-energy facility. This facility was not material to the Energy Group's business.

(e) Technology. The principal feature of the Martin Technology is the reverse-reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin Technology expired in 1989. The Energy Group believes that unexpired patents on other portions of the Martin Technology and other proprietary know-how would limit the ability of other companies to effectively use the basic stoker grate technology in competition with the Energy Group. There are several unexpired patents related to the Martin Technology including: (i) Grate Bar for Grate Linings, especially in Incinerators - expires, 1999; (ii) Method and Arrangement for Reducing NOx Emissions from Furnaces - expires 2000; (iii) Method and Apparatus for Regulating the Furnace Output of Incineration Plants - expires 2007; (iv) Method for Regulating the Furnace Output in Incineration Plants - expires 2008; and (v) Feed Device with Filling Hopper and Adjoining Feed Chute for Feeding Waste to Incineration Plants - expires 2008. More importantly, the Energy Group believes that it is Martin's know-how and worldwide reputation in the waste-to-energy field, and the Energy Group's know-how in designing, constructing and operating waste-to-energy facilities, rather than the use of patented technology, that is important to the Energy Group's competitive position in the waste-to-energy industry in the United States. Ogden does not believe that the expiration of the patent covering the basic stoker grate technology or patents on other portions of the Martin Technology will have a material adverse effect on Ogden's financial condition or competitive position.

            The Energy Group believes that mass burn technology is now the predominant technology used for the combustion of solid waste. Overall, there are several other mass-burn technologies available in the market including those of Von Roll, W+E, Takuma, Volund, Steinmueller, Deutsche Babcock, Lurgi, and Detroit Stoker. Martin and other vendors seek to implement improvements and modifications to its technology in order to maintain their competitive position with non-mass burn technologies. The Energy Group believes that the Martin technology is a proven and reliable mass burn technology, and that its association with Martin has created significant name recognition and value for the Energy Group's domestic waste-to-energy business. The Energy Group's efforts internationally have not been technology-specific.

(f) The Cooperation Agreement. Under an agreement between Martin and an Ogden affiliate (the "Cooperation Agreement"), the Energy Group has the exclusive rights to market the proprietary technology (the "Martin Technology") of Martin in the United States, Canada, Mexico, Bermuda, certain Caribbean countries, most of Central and South America, and Israel. Martin is obligated to assist the Energy Group in installing, operating, and maintaining facilities incorporating the Martin Technology. The 15 year term of the Cooperation Agreement renews automatically each year unless notice of termination is given, in which case the Cooperation Agreement would terminate 15 years after such notice. Additionally, the Cooperation Agreement may be terminated by either party if the other fails to remedy its material default within 90 days of notice. The

Cooperation Agreement is also terminable by Martin if there is a change of control (as defined in the Cooperation Agreement) of Ogden Martin Systems, Inc. Termination would not affect the rights of the Energy Group to design, construct, operate, maintain, or repair waste-to-energy facilities for which contracts have been entered into or proposals made prior to the date of termination.

(g) Other Development Efforts. The Energy Group has no commitments in its waste-to-energy backlog as of December 31, 1998.

Water And Wastewater

            The Energy Group's water and wastewater business is conducted through Ogden Water Systems, Inc. ("OWS"). OWS's mission is to develop, design, construct, maintain, operate and, in some cases, own, water and wastewater treatment facilities and distribution and collection networks in the United States, the Middle East, Latin America and elsewhere. OWS is an outgrowth of Ogden Yorkshire Water Company ("OYWC"), which was a joint venture between the Energy Group and a British water utility, Yorkshire Water PLC. In 1996 Yorkshire Water PLC determined that it needed to refocus its efforts on its core business in the United Kingdom, and terminated its ownership interest in OYWC and its projects.

            In the United States, the Energy Group seeks to participate in water projects in which, under contracts with municipalities, it privatizes water and/or wastewater facilities, agrees to build new or substantially augment existing facilities and agrees to operate and maintain the facilities under long-term contracts. In addition, Energy Group currently has contracts with four communities in New York State for the operation of facilities in which it has no ownership or long-term leasehold interest.

            In countries other than the United States, the Energy Group is seeking water and wastewater opportunities in which it will provide services to municipalities in which it can own an equity interest in facilities under a concession that grants it the right to provide service to, and collect revenues from, consumers. The Energy Group believes that the lack of creditworthiness of some non-U.S. municipalities, which may result from their limited ability to raise revenues or from other causes, makes the collection of tariffs from the consumer a more secure source of revenue. In circumstances where the creditworthiness of a sponsoring municipality is adequate to support a limited recourse financing, the Energy Group may provide services to and collect fees from municipal entities or other governmental agencies.

            Under contractual arrangements, the Energy Group may be required to warrant certain levels of performance and may be subject to financial penalties or termination if it fails to meet these warranties. The Energy Group may be required to guarantee the performance of OWS. OWS seeks not to take responsibility for conditions that are beyond its control.

            (a) Water and Wastewater Projects. The Energy Group operates and maintains wastewater treatment facilities for four small municipalities in New York State. Such facilities together process approximately 12.8 million gallons per day ("mgd").

            (b) Projects Under Construction. The Energy Group entered into a Water Facilities Services Agreement with The Governmental Utility Services Corporation (the "GUSC") of the City of Bessemer, Alabama in 1997. The Agreement provides that the Energy Group will design, construct, operate and maintain a 25 mgd potable water treatment facility and associated transmission and pumping equipment, which will supply water to residents and businesses in Bessemer, Alabama, a suburb of Birmingham. The Energy Group will be compensated on a fixed price basis for design and construction of the facility, and will be paid a fixed fee plus passthrough costs for delivering processed water to the City's water distribution system. GUSC closed on its financing in 1998, and the Energy Group commenced design and construction shortly thereafter. Construction completion is expected during the second quarter of 2000.

            (c) Other Development Efforts. The Energy Group currently has no other commitments in its water and wastewater backlog. A consortium of which it is a member has, however, received a project award with respect to a 32 year concession serving a population in excess of 700,000 in the City of Muscat, the capital of the Sultanate of Oman. The project encompasses taking over the existing wastewater treatment and collection facilities in Muscat, as well as the construction and operation of new wastewater infrastructure. The infrastructure capital program would be phased in over several years, with the first phase projected to require approximately $250 million in new construction. The Energy Group's role would be as operator on behalf of a joint venture to be formed. The joint venture's arrangement with the government would be on a Build/Own/Operate/Transfer basis, and some equity capital, expected to be approximately $15 million, would be required of the Energy Group. The implementation of the Muscat project remains subject to several conditions precedent, many of which are beyond the control of the Energy Group. The Energy Group is targeting other similar projects internationally, all of which are in preliminary stages of negotiation or competitive procurement.

Environmental Consulting And Engineering

            The Energy Group's environmental consulting services are provided through Ogden Environmental and Energy Services Co., Inc. ("OEES") which provides a comprehensive range of environmental, infrastructure and energy consulting, engineering and design services to industrial and commercial companies, electric utilities and governmental agencies. These services include analysis and characterization, remedial investigations, engineering and design, data management, project management, regulatory assistance and remedial construction as well as concrete and civil construction projects which are provided to a variety of clients in the public and private sectors in the United States and abroad. Principal clients include major Federal agencies, particularly the Department of Defense, as well as major corporations in the chemical, petroleum, transportation, public utility and health care industries and Federal and state regulatory authorities. United States Government contracts may be terminated, in whole or in part, at the convenience of the government or for cause. In the event of a convenience termination, the government is obligated to pay the costs incurred under the contract plus a fee based upon work completed.

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

            OEES also continues to provide consulting and design services nationally to the U.S. Navy, Air Force, National Guard Bureau and U.S. Army Corps of Engineers on a wide variety of projects.

International Business Development

            The Energy Group develops projects in many countries, and in doing so seeks to implement its strategy for the development of its business in selected international markets where private development is encouraged. It seeks to do so by focusing on a limited number of opportunities which can be developed in conjunction with local and international partners. Offices have been established in Hong Kong, Manila, Sao Paulo, Calcutta and Taipei in order to service foreign projects. Opportunities in foreign countries for the services provided by the Energy Group are highly dependent upon the elimination of historic legal and political barriers to the participation of foreign capital and foreign companies in the financing, construction, ownership and operation of infrastructure facilities.

            The development, construction, ownership and operation of facilities in foreign countries entails significant political and financial uncertainties and other structuring issues that typically are not involved in such activities in the United States. These risks include unexpected changes in electricity tariffs, conditions in financial markets, currency exchange rate fluctuations, currency repatriation restrictions, currency inconvertibility, unexpected changes in laws and regulations, political, economic or military instability, civil unrest and expropriation. Such risks have the potential to cause substantial delays or material impairment to the value of the project being developed or business being operated.

            Many of the countries in which the Energy Group is or intends to be active are lesser developed countries or developing countries. The financial condition and creditworthiness of the potential purchasers of power and services provided by the Energy Group (which may be a governmental or private utility or industrial consumer) or of the suppliers of fuel for projects in these countries may not be as strong as those of similar entities in developed countries. The obligations of the purchaser under the power purchase agreement, the service recipient under the related service agreement and the supplier under the fuel supply agreement generally are not guaranteed by any host country or other creditworthy governmental agency. Whenever such governmental guarantees are not available, the Energy Group undertakes a credit analysis of the proposed power purchaser or fuel supplier. It also seeks, to the extent practicable, to cause such parties to adequately secure the performance of their obligations through contractual commitments and, where necessary, through the provision by such entities of financial instruments such as letters of credit or arrangements regarding the escrowing of the receivables of such parties in the case of power purchasers.

            The Energy Group's IPP and waste-to-energy projects in particular are dependent on the reliable and predictable delivery of fuel meeting the quantity and quality requirements of the project facilities. The Energy Group will typically seek to negotiate long-term contracts for the supply of fuel with creditworthy and reliable suppliers. However, the reliability of fuel deliveries may be compromised by one or more of several factors that may be more acute or may occur more frequently in developing countries than in developed countries, including a lack of sufficient infrastructure to support deliveries under all circumstances, bureaucratic delays in the import, transportation and storage of fuel in the host country, customs and tariff disputes and local or regional unrest or political instability. In most of the projects in which the Energy Group participates internationally, it seeks, to the extent practicable, to shift the consequences of interruptions in the delivery of fuel, whether due to the fault of the fuel supplier or due to reasons beyond the fuel supplier's control, to the electricity purchaser or service recipient by securing a suspension of its operating responsibilities under the applicable agreements and an extension of its operating concession under such agreements and/or, in some instances, by requiring the energy purchaser or service recipient to continue to make payments in respect of fixed costs. In order to mitigate the effect of short-term interruptions in the supply of fuel, the Energy Group endeavors to provide on-site storage of fuel in sufficient quantities to address such interruptions.

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

            Due to the fact that many of the countries in which the Energy Group is or intends to be active are lesser developed countries or developing countries, the successful development of a project or projects may be adversely impacted by economic changes in such countries or by changes in government support for such projects. Adverse economic changes may, and have, resulted in initiatives (by local governments alone or at the request of world financial institutions) to reduce local commitments to pay long-term obligations in US dollars or US dollar equivalents. There is therefore risk that the Energy Group's development efforts in such countries may from time to time be adversely affected by such changes on a temporary or long-term basis.

            In addition, the Energy Group will generally participate in projects which provide services that are treated as a matter of national or key economic importance by the laws and politics of many host countries. There is therefore risk that the assets constituting the facilities of these projects could be temporarily or permanently expropriated or nationalized by a host country, or made subject to local or national control.

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

                                      OTHER

            During 1997 and early 1998 Ogden substantially completed the disposition of its non-core businesses, principally through the sale of the remaining Facility Services operations (New York Region) which provided facility management, maintenance, janitorial and manufacturing support services and the sale of the Charlotte, North Carolina, Binghamton, New York and Cork, Ireland operations of Atlantic Design Company, Inc. Atlantic Design continues to provide contract manufacturing at its remaining facility located in Reynosa, Mexico near the boarder with McAllen, Texas.

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

            The Energy Group's independent power business faces a domestic market that is expected to change substantially in the years ahead from a mature, highly regulated and uncompetitive market for energy services to a less regulated and more competitive market as utilities restructure for deregulation and termination of their traditional monopolies. The international market for energy services is characterized by a large demand and much competition for projects within a relatively immature market framework.

            The domestic market for the Energy Group's waste-to-energy services has largely matured and is now heavily regulated. New opportunities for domestic projects are expected to be scarce for the foreseeable future. This reflects a number of factors that adversely affected communities' willingness to make long-term capital commitments to waste disposal projects, including: declining prices at which energy can be sold, and low alternative disposal costs. Another factor adversely affecting the demand for new waste-to-energy projects, as well as having an impact on existing projects, was a 1994 United States Supreme Court decision invalidating state and local laws and regulations mandating that waste generated within a given jurisdiction be taken to a designated facility. The invalidation of such laws has created pressure on Client Communities as well as the Energy Group to lower costs or restructure contractual arrangements in order to continue to attract waste supplies and ensure that revenues are sufficient to pay for all project costs. See Waste to Energy, "Other Arrangements for Providing Waste-to-Energy Services".

            Foreign demand for waste to energy projects is expected to exist only in unique circumstances where other disposal options are unavailable or unusually costly.

            The Energy Group's water and wastewater business faces an immature but developing domestic market for private water and wastewater services, and, like energy, a large foreign demand within an immature marketplace.

            Competition for business is intense in all the domestic and foreign markets in which Ogden conducts or intends to conduct its businesses and its businesses are subject to a variety of competitiveness and market influences, which are different for each of its three principal businesses. The economic climate can adversely affect several of Ogden's operations, including, but not limited to, domestic and foreign government regulations, fewer airline flights and flight cancellations in the Aviation group and reduced event attendance in its Entertainment group. In addition, disputes between owners of professional sports organizations and the professional players of such organizations have affected and may continue to affect the operations of the Entertainment group. Ogden's Entertainment, Aviation and Energy groups expend substantial amounts for the development of new businesses, some of which expenditures are capitalized. The financial support required to undertake some of these activities comes from Ogden. Beyond staffing costs, expenditures can include the costs of contract and site acquisition, feasibility and environmental studies, technical and financial analysis, and in some cases the preparation of extensive proposals in response to public or private requests for proposals. Development of some projects by the Entertainment, Aviation and Energy groups involves substantial risks which are not within their control. Success of a project may depend upon obtaining in a timely manner acceptable contractual arrangements and financing, appropriate sites, acceptable licenses, environmental permits and governmental approvals. Even after the required contractual arrangements are achieved, implementation of the project often is subject to substantial conditions that may be outside the control of the group. If development opportunities in which Ogden's businesses are involved are no longer viewed as viable, any capitalized costs are written off as an expense. In some, but not all, circumstances, the applicable Entertainment, Aviation or Energy group will make contractual arrangements for the partial recovery of development costs if the project fails to be implemented for reasons beyond its control.

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

YEAR 2000 ISSUES

      See discussion on Ogden's Year 2000 issues set forth on page 23 of Management's Discussion and Analysis of Consolidated Operations of Ogden's 1998 Annual Report to Shareholders, certain specified portions of which are incorporated herein by reference.

EMPLOYEE AND LABOR RELATIONS

      As of March 1, 1999, Ogden and its subsidiaries had approximately 21,970 U.S. and foreign employees.

      Certain employees of Ogden are employed pursuant to collective bargaining agreements with various unions. During 1998 Ogden successfully renegotiated collective bargaining agreements in certain of its business sectors with no strike-related loss of service. Ogden considers relations with its employees to be good and does not anticipate any significant labor disputes in 1999.

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

            The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of waste-to-energy, independent power and water and wastewater projects. There can be no assurance that all required permits will be issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Failure to meet conditions of these permits or of the Environmental Regulatory Laws and the corresponding regulations can subject an Operating Subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include monetary penalties, and orders requiring certain remedial actions or limiting or prohibiting operation. Ogden's Aviation fueling activities also must comply with various regulatory and permitting requirements and can be subject to regulatory enforcement actions. To date, Ogden has not incurred material penalties, been required to incur material capital costs or additional expenses, nor been subjected to material restrictions on its operations as a result of violations of environmental laws, regulations, or permits.

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

            The NSPS and EG, which were issued in final form in 1995, will require capital improvements or operating changes to most of the waste-to-energy facilities operated by OWTE to control emissions of nitrogen oxides, organics, mercury and acid gases. The timing and cost of the modifications required at OWTE facilities will depend on the provisions of implementing regulations that states must adopt and EPA approve. The deadline for states to submit their implementing regulations originally was December 19, 1996. However, the requirement that all states submit implementing regulations became the subject of protracted litigation and appeals, and most states suspended preparation of their implementation plans as a result. Following rulings by the courts, EPA issued a final rule which slightly revised the emission limits for NOX, CO, SO2, HCl, dioxin, cadmium, and lead, tightening all but the NOX limit. While the compliance deadline for the 1995 NSPS and EG remains December 19, 2000, the deadline for these seven revised limits is August 26, 2002. As a practical matter the capital and operating changes necessary to meet them is very nearly identical to that needed to achieve the prior NSPS and EG limits. OWTE anticipates that projects to install all new equipment needed to achieve the applicable new limits under the NSPS and EG will be undertaken in a single effort, to be completed by December 19, 2000.

            The costs to meet new rules for existing facilities owned by Client Communities generally will be borne by the Client Communities. For projects owned or leased by Ogden and operated under a Service Agreement, the Client Community has the obligation to fund such capital improvements, to which Ogden may be required to make an equity contribution. In certain cases, Ogden is required to fund the full cost of these capital improvements at those facilities that are either not operated pursuant to a Service Agreement or whose Service Agreement does not require the costs to be borne by the Client Community. The Company estimates that its commitments for these capital improvements will total approximately $54 million during 1999 and 2000 (including amounts which would be required if certain Service Agreement amendments are finalized). Only moderate additional costs are likely to be incurred during 2001 and 2002. OWTE believes that most costs incurred to meet EG and operating permit requirements at facilities it operates may be recovered from Client Communities and other users of its facilities through increased service fees permitted under applicable contracts. Such increased service fees will be paid for either out of their general revenues or by increasing fees charged to facility users by the Client Community. Because of the reluctance or inability of some municipalities to increase taxes, or tipping fees if the market may not bear the increase without some loss of waste deliveries, Client Communities may seek to have OWTE subsidize the cost, or modify its contractual relationship.

            Domestic drinking water facilities developed in the future by OWS will be subject to regulation of water quality by the EPA under the Federal Safe Drinking Water Act and by similar state laws. Domestic wastewater facilities are subject to regulation under the Federal Clean Water Act and by similar state laws. These laws provide for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. Under the Federal Clean Water Act, OWS may be required to obtain and comply with National Pollutant Discharge Elimination System permits for discharges from its treatment stations. Generally, under its current contracts, the client community is responsible for fines and penalties resulting from the delivery to OWS's treatment facilities of water not meeting standards set forth in those contracts.

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

ENERGY AND WATER REGULATIONS

            The Energy Group's domestic businesses are subject to the provisions of federal, state and local energy laws applicable to their development, ownership and operation of their domestic facilities, and to similar laws applicable to their foreign operations. Federal laws and regulations govern transactions with utilities, the types of fuel used and the power plant ownership. State regulatory regimes govern rate approval and other terms under which utilities purchase electricity from independent power producers, except to the extent such regulation is pre-empted by federal law.

            Pursuant to Federal Public Utility Regulatory Policies Act ("PURPA"), the Federal Energy Regulatory Commission ("FERC") has promulgated regulations that exempt qualifying facilities (facilities meeting certain size, fuel and ownership requirements, or "QFs") from compliance with certain provisions of the Federal Power Act ("FPA"), the Public Utility Holding Company Act of 1935 ("PUHCA"), and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was enacted in 1978 to encourage the development of cogeneration facilities and other facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to qualifying facilities from regulation under the FPA and PUHCA and most aspects of state electric utility regulation are of great importance to the Energy Group and its competitors in the waste-to-energy and independent power industries.

            Except with respect to waste to energy facilities with a net power production capacity in excess of thirty megawatts (where rates are set by FERC), state public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from QFs. PURPA requires that electric utilities purchase electric energy produced by QFs' at negotiated rates or at a price equal to the incremental or "avoided" cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. PURPA does not expressly require public utilities to enter into long-term contracts.

            Under PUHCA, any entity owning or controlling ten percent or more of the voting securities of a "public utility company" or company which is a "holding company" of a public utility company is subject to registration with the Securities and Exchange Commission (the "SEC") and regulation by the SEC unless exempt from registration. Under PURPA, most projects that satisfy the definition of a "qualifying facility" are exempt from regulation under PUHCA. Under the Energy Policy Act of 1992, projects that are not QFs under PURPA but satisfy the definition of an "exempt wholesale generator" ("EWG") are not deemed to be public utility companies under PUHCA. Finally, projects that satisfy the definition of "foreign utility companies" are exempt from regulation under PUHCA. The Energy Group believes that all of its projects involved in the generation, transmission and/or distribution of electricity, both domestically and internationally, will qualify for an exemption from PUHCA and that it is not and will not be required to register with the SEC.

            In the past there has been consideration in the U.S. Congress of legislation to repeal PURPA entirely, or at least to repeal the obligation of utilities to purchase power from QFs. It is likely that similar legislation will be introduced in the current Congress. There is strong support for grandfathering existing QF contracts if such legislation is passed. Various bills have also proposed repeal of PUHCA. Repeal of PUHCA would allow both independents and vertically integrated utilities to acquire electric assets throughout the United States that are geographically widespread, eliminating the current requirement that the utility's electric assets be capable of physical integration. Also, registered holding companies would be free to acquire non-utility businesses, which they may not do now, with certain limited exceptions. With the repeal of PURPA or PUHCA, competition for independent power generators from vertically integrated utilities would likely increase.

            In addition, the FERC, many state public utility commissions and Congress have implemented or are considering a series of proposals to restructure the electric utility industry in the United States to permit utility customers to choose their utility supplier in a competitive electric energy market. The FERC has issued a series of orders requiring utilities to offer wholesale customers and suppliers open access on their transmission lines on a comparable basis to the utilities' own use of the line. All public utilities have already filed "open access" tariffs to implement this requirement. As the trend toward increased competition continues, the utilities contend that they are entitled to recover from departing customers their fixed costs that will be "stranded" by the ability of their wholesale customers (and perhaps eventually, their retail customers) to choose new electric power suppliers. These include the costs utilities are required to pay under many QF contracts which the utilities view as excessive when compared with current market prices. Many utilities are therefore seeking ways to lower these contract prices, or rescind or buy out these contracts altogether, out of concern that their shareholders will be required to bear all or part of such "stranded" costs. Regulatory agencies to date have recognized the continuing validity of approved power purchase agreements, and have rejected attempts by some utilities to abrogate these contracts. At the same time, regulatory agencies have encouraged renegotiations of power contracts where rate payer savings can be achieved as a result. The Energy Group anticipates that the regulatory impetus to restructure "above market" power purchase agreements will continue in many of the jurisdictions where it owns or operates generating facilities. Future U.S. electric rates may be deregulated in a restructured U.S. electric utility industry and increased competition may result in lower rates and less profit for U.S. electricity sellers developing new projects. Falling electricity prices and uncertainty as to the future structure of the industry can be expected to inhibit United States utilities from entering into long-term power purchase contracts. On the other hand, deregulation could open up markets for the sale of electricity previously available only to regulated utilities.

            The Energy Group presently has, and intends to continue to acquire, ownership and operating interests in projects outside the United States. Most countries have expansive systems for the regulation of the power business. These generally include provisions relating to ownership, licensing, rate setting and financing of generating and transmission facilities.

            OWS's business may be subject to the provisions of state, local and, in the case of foreign operations, national utility laws applicable to the development, ownership and operation of water supply and wastewater facilities. Whether such laws apply depends upon the local regulatory scheme as well as the manner in which OWS provides its services. Where such regulations apply, they may relate to rates charged, services provided, accounting procedures, acquisitions and other matters. In the United States, rate regulations have typically been structured to provide a predetermined return on the regulated entities investments. In other jurisdictions, the trend is towards periodic price reviews comparing rates to anticipated capital and operating revenues. The regulated entity benefits from efficiencies achieved during the period for which the rate is set.

Item 2. PROPERTIES

            Ogden's executive offices are located at Two Pennsylvania Plaza, New York, New York 10121, pursuant to a lease that expires on April 30, 2008, subject to an option by Ogden to renew the lease for an additional five years. Ogden Services Corporation also owns a 12,000 square-foot warehouse and office facility located in Long Island City, New York.

(a) Entertainment

            The executive offices for the Entertainment group are located at Two Pennsylvania Plaza, New York, New York. The Entertainment group owns and leases buildings in various areas in the United States and several foreign countries, that house office and warehousing operations. The leases range from a month-to-month term to as long as five years.

            Entertainment also leases or owns the following facilities:

                                                                      Nature of
Location                   Site Use                  Size             Interest
--------                   --------                  ----             --------

Collinsville, IL           Fairmount Race Track      150 - acres      Lease (1)
East St. Louis, IL         Fairmount                 148 - acres      Owns
West Yellowstone, Montana  Grizzly Park              25 - acres       Owns
Ocala, Florida             Silver Springs            256 - acres      Lease (2)
Lombard, IL                Enchanted Castle          42,500 sq. ft.   Lease (3)
Anaheim, CA                Tinseltown(TM) Studios    1.25 - acres     Owns
New York, NY               Observation Deck,         107th Floor      Lease (4)
                           World Trade Center
New Orleans, LA            Jazzland                  160 - acres      Lease (5)
Buenos Aires, Argentina    La Rural                   28 - acres      Lease (6)
Province of Missions,      Iguazu Grand Hotel
     Argentina             Resort & Casino            15 - acres      Owns

(1)    Expires in 2017.
(2)    Expires in 2008.
(3)    Expires in 2006.
(4)    Expires in 2009.
(5)    A 99 year lease convertible into fee ownership at Entertainment's option.
(6)    Expires 2026.

(b) Aviation

      The executive offices for the Aviation group are located at Two Pennsylvania Plaza, New York, New York. Aviation manages its global ground handling business from leased space at four regional offices: Hong Kong (Asia-Pacific); Miami, Florida (Central & South America/Mexico/Caribbean); Amsterdam/Schiphol, Netherlands (Europe); and Irving, Texas (United States & Canada).

      To conduct its ground handling, passenger services, and cargo operations, Aviation leases office, terminal, and ramp space at the many airports around the globe where Aviation provides these services, and owns several minor storage and maintenance facilities located in Santiago, Chile; Auckland, New Zealand; and at St. Maarten in the Netherlands Antilles. Aviation's fueling business leases fueling installations located at various airports in the United States and Canada.

      Through a joint venture company, Aviation owns a newly constructed, state-of-the-art air cargo terminal at Praha Ruzyne Airport in Prague, Czech Republic. With a design capacity to handle 100,000 metric tons of air cargo per year, the warehouse encompasses 10,000 square meters of operational and storage space. At Newark Airport in New Jersey, Aviation owns a building and land that was previously used in support of its in-flight catering food service operation.

      Aviation's recently acquired Flight Services Group, Inc. leases corporate office space in Stratford, CT. This operations also leases office and hangar space at the Palm Beach International Airport, West Palm Beach, FL, Lt. Warren
E. Eaton Airport, Norwich, NY and the Teterboro Airport in Teterboro, NJ, and owns an 11,000 square foot hangar at the Sikorsky Memorial Airport in Stratford, CT.

            (c) Energy

            The principal executive offices of Ogden Energy Group, Inc. are located in Fairfield, New Jersey, in an office building located on a 5.4 acre site owned by Ogden Projects, Inc. It also leases approximately 47,000 square feet of office space in Fairfax, Virginia.

            The following table summarizes certain information relating to the locations of the properties owned or leased by Ogden Energy Group, Inc. or its subsidiaries as of March 1, 1999.

                                        Approximate
                                        Site Size
Location                                in Acres          Site Use                           Nature of Interest(1)
--------                                --------          --------                           ---------------------
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

3.  Alexandria/Arlington,
     Virginia                            3.3              Waste-to-energy facility           Lease

4.  Bristol, Connecticut                18.2              Waste-to-energy facility           Own

5.  Bristol, Connecticut                35.0              Landfill                           Lease

6.  Indianapolis, Indiana               23.5              Waste-to-energy facility           Lease

                                        Approximate
                                        Site Size
Location                                in Acres          Site Use                           Nature of Interest(1)
--------                                --------          --------                           ---------------------
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

12. Lawrence, Massachusetts             11.8              RDF power plant (closed)           Own

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

                                        Approximate
                                        Site Size
Location                                in Acres          Site Use                           Nature of Interest(1)
--------                                --------          --------                           ---------------------
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

30. Casa Diablo Hot Springs,            1,510             Geothermal Projects                Land Use Rights from
    California                                                                               Geothermal Resource
                                                                                             Lease

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

41. Westwood, California                60                Wood Waste Project                 Own

42. Oroville, California                43                Wood Waste Project                 Lease

43. Penobscot County, Maine             N/A               Hydroelectric Project              Own (50%)

44. Whatcom County, Washington          N/A               Hydroelectric Project              Own (50%)

                                        Approximate
                                        Site Size
Location                                in Acres          Site Use                           Nature of Interest(1)
--------                                --------          --------                           ---------------------
45. Weeks Falls, Washington             N/A               Hydroelectric Project              Lease

46.  Haripur, Bangladesh                4.6               Gas/Diesel Project                 Lease

47.  Cavite, Philippines                13,122            Diesel                             Lease
                                        sq.  meters

48.  Chonburi, Thailand                 5.92              Gas Project                        Own

49.  Ayutthya, Thailand                 6.95              Gas Project                        Own

----------
(1) All ownership or leasehold interests are subject to material liens in connection with the financing of the related project, except those listed above under items 1, 12, 26-29, and 31-42. In addition, all leasehold interests extend at least as long as the term of applicable project contracts, and several of the leasehold interests are subject to renewal and/or purchase options.

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

            In the ordinary course of its business, the Company may become involved in Federal, state, and local proceedings relating to the laws regulating the discharge of materials into the environment and the protection of the environment. These include proceedings for the issuance, amendment, or renewal of the licenses and permits pursuant to which a Company subsidiary operates. Such proceedings also include actions brought by individuals or local governmental authorities seeking to overrule governmental decisions on matters relating to the subsidiaries' operations in which the subsidiary may be, but is not necessarily, a party. Most proceedings brought against the Company by governmental authorities or private parties under these laws relate to alleged technical violations of regulations, licenses, or permits pursuant to which a subsidiary operates. The Company believes that such proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

            The potential costs related to all of the foregoing matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery, and the questionable level of the Company's responsibility. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that currently required remediation and continuing compliance with environmental laws will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of the security holders of Ogden during the fourth quarter of 1998.

            EXECUTIVE OFFICERS OF OGDEN

            Set forth below are the names, ages, positions and offices held and years appointed, of all "executive officers" (as defined by Rule 3b-7 of the Securities Exchange Act of 1934) of Ogden as of March 1, 1999:

                                                                         CONTINUALLY AN OGDEN
                          POSITION AND OFFICE                             EXECUTIVE OFFICER
          NAME                    HELD              AGE AS OF 3/1/99             SINCE
          ----                    ----              ----------------             -----
R. Richard Ablon          Chairman of the                  49                    1987
                          Board, President &
                          Chief Executive
                          Officer

Scott G. Mackin           Executive Vice                   42                    1992
                          President

Jesus Sainz               Executive Vice                   55                    1998
                          President

Raymond E.                Senior Vice                      44                    1998
Dombrowski, Jr.           President and Chief
                          Financial Officer

Lynde H. Coit             Senior Vice                      44                    1991
                          President and
                          General Counsel

                                                                         CONTINUALLY AN OGDEN
                          POSITION AND OFFICE                             EXECUTIVE OFFICER
          NAME                    HELD              AGE AS OF 3/1/99             SINCE
          ----                    ----              ----------------             -----
Rodrigo Arboleda          Senior Vice                      58                    1995
                          President, Business
                          Development, Latin
                          America

David L. Hahn             Senior Vice                      47                    1995
                          President, Aviation

Quintin G. Marshall       Senior Vice                      37                    1995
                          President, Corporate
                          Development

Gary D. Perusse           Senior Vice                      50                    1996
                          President, Risk
                          Management

Peter Allen               Senior Vice President            62                    1998

Bruce W. Stone            Executive Vice                   51                    1997
                          President for
                          Waste-to-Energy
                          Operations and
                          Managing
                          Director-Ogden
                          Energy Group, Inc.

B. Kent Burton            Vice President,                  47                    1997
                          Policy and
                          Communications

Alane G. Baranello        Vice President,                  39                    1998
                          Human Resources

                                                                         CONTINUALLY AN OGDEN
                          POSITION AND OFFICE                             EXECUTIVE OFFICER
          NAME                    HELD              AGE AS OF 3/1/99             SINCE
          ----                    ----              ----------------             -----
Peter Cain                Vice President,                  41                    1997
                          Finance and Treasurer

Robert M. DiGia           Vice President,                  74                    1965
                          Controller and Chief
                          Accounting Officer

Kathleen Ritch            Vice President and               56                    1981
                          Secretary

      There is no family relationship by blood, marriage or adoption (not more remote than first cousins) between any of the above individuals and any Ogden director.

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

      The following briefly describes the business experience, the principal occupation and employment of the foregoing Executive Officers during the past five years:

      R. Richard Ablon has been President and Chief Executive Officer of Ogden for more than the last five years and Chairman of the Board since May, 1996.

      Scott G. Mackin, has served as Executive Vice President of Ogden since 1997 and for more than the last five years has served as President and Chief Operating Officer of Ogden Energy Group, Inc.

      Jesus Sainz served as an Ogden director from 1994 until January 1, 1998. On January 15, 1998 he was appointed Executive Vice President of Ogden. For more than five years prior to 1997, Mr. Sainz served as Executive Vice Chairman of a private Spanish company which he created in 1984 which holds interests in companies operating in such fields as foreign trade, fast food and real estate.

      Raymond E. Dombrowski, Jr. was appointed Senior Vice President and Chief Financial Officer of Ogden on September 17, 1998. From 1997 until he joined Ogden he served as General Attorney, Finance, Bell Atlantic Headquarters, responsible for all domestic and international finance transactions. Between 1994 and 1997 Mr. Dombrowski served as Counsel, Treasury and Finance, Bell Atlantic Headquarters, with responsibilities in the area of structuring, negotiating and documenting sensitive financing structures.

      Lynde H. Coit has been a Senior Vice President and General Counsel of Ogden for more than the last five years.

      Rodrigo Arboleda was appointed Senior Vice President of Ogden in January 1995. For more than the last five years he served as Ogden's Senior Vice President-Business Development-Latin America operations.

      David L. Hahn was appointed Senior Vice President, Business Development, Asia in January 1995 and since 1997 he has served as Ogden's Senior Vice President, Aviation and Chief Operating Officer of Ogden's Aviation segment. Prior to 1995 he served as Vice President-Marketing of Ogden Services Corporation.

      Quintin G. Marshall was appointed Senior Vice President - Corporate Development of Ogden on January 16, 1997. From October 1995 to January 1997 he served as Ogden's Vice President - Investor Relations. From May 1993 to October 1995 he served as Managing Director of CDA Investment Technologies, a division of Thomson Financial.

      Gary D. Perusse was appointed Senior Vice President - Risk Management in September, 1996. Prior thereto he had served as Director - Risk Management of Ogden for more than five years.

      Peter Allen has served as a Senior Vice President of Ogden since January 1998 and as Senior Vice President and General Counsel of Ogden Services segment for more than the last five years.

      Bruce W. Stone was designated an Executive Officer of Ogden in 1997. Mr. Stone served as Co-President and Chief Operating Officer of Ogden Projects, Inc. and the Energy Group between October 5, 1990 and January 29, 1991. He currently serves as Executive Vice President and Managing Director of Ogden Energy Group, Inc., a position he has held since January 29, 1991.

      B. Kent Burton has served as Vice President - Policy and Communications of Ogden since May 1997 and for more than the last five years as Senior Vice President of the Ogden Energy Group, Inc. in political affairs and lobbying activities.

      Alane G. Baranello was appointed Vice President, Human Resources of Ogden on May 20, 1998. Between 1993 and May 1998 she served as Ogden's Director, Human Resources.

      Peter Cain has served in various financial capacities as a senior officer of many of Ogden's major subsidiaries for more than the last five years. He served as Ogden's Vice President of Finance since 1997 and was appointed Ogden's Treasurer in 1998.

      Robert M. DiGia has been Vice President, Controller and Chief Accounting Officer of Ogden for more than the past five years.

      Kathleen Ritch has been Vice President and Secretary of Ogden for more than the past five years.

                                     PART II

Item 5. MARKET FOR OGDEN'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The principal U.S. market for Ogden's common stock and $1.875 cumulative convertible preferred stock is the New York Stock Exchange, Inc. (the "NYSE"). As of March 1, 1999, the approximate number of record holders of Ogden common stock was 6,614. Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Page 48 of Ogden's 1998 Annual Report to Shareholders. The prices set forth therein are as reported on the consolidated transaction reporting system of the NYSE.

Item 6. SELECTED FINANCIAL DATA

            Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Page 25 of Ogden's 1998 Annual Report to Shareholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Pages 20 through 24 of Ogden's 1998 Annual Report to Shareholders.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Pursuant to General Instruction (G)2, the information called for by this item is hereby incorporated by reference from page 23 of Ogden's 1998 Annual Report to Shareholders.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Pursuant to General Instruction G (2), the information called for by this item is hereby incorporated by reference from Pages 26 through 45 and Page 48 of Ogden's 1998 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF OGDEN

            Pursuant to General Instruction G (3), the information regarding directors called for by this item is hereby incorporated by reference from Ogden's 1999 Proxy Statement to be filed with the Securities and Exchange Commission. The information regarding officers called for by this item is included at the end of Part I of this document under the heading "Executive Officers of Ogden."

Item 11. EXECUTIVE COMPENSATION

            Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 1999 Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 1999 Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 1999 Proxy statement to be filed with the Securities and Exchange Commission.

                                     Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Listed below are the documents filed as a part of this report:

      1). All financial statements contained on pages 26 through 45 and the Independent Auditors' Report on page 46 of Ogden's 1998 Annual Report to Shareholders are incorporated herein by reference.

      2).   Financial statement schedules as follows:

            (i) Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996.

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

      10.1(b) $200 million Credit Agreement among Ogden, The Bank of New York as
              Agent and the signatory Lenders thereto, dated as of June 30, 1997.*

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

                  (ii) Amendment adopted and effective as of September 18, 1997.*

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

            (j)   Ogden Projects Profit Sharing Plan.*

            (k)   Ogden Projects Supplemental Pension and Profit Sharing Plans.*

            (l)   Ogden Projects Core Executive Benefit Program.*

            (m) Form of amendments to the Ogden Projects, Inc. Pension Plan and Profit Sharing Plans effective as of January 1, 1994.*

                  (i) Form of Amended Ogden Projects, Inc. Profit Sharing Plan, effective as of January 1, 1994.*

                  (ii) Form of Amended Ogden Projects, Inc. Pension Plan, effective as of January 1, 1994.*

            (n) Ogden Corporation Amended and Restated CEO Formula Bonus Plan. Transmitted herewith as Exhibit 10.3(n).

            (o)   Ogden Key Management Incentive Plan.*

      10.4  Employment Agreements

            (a) Employment Agreement between Ogden and Lynde H. Coit dated March 1, 1999. Transmitted herewith as Exhibit 10.4(a).

            (b) Employment Agreement between Ogden and R.Richard Ablon dated as of January 1, 1998.*

            (c) Termination Agreement between Ogden and Philip G. Husby, Senior Vice President and CFO, dated as of September 17, 1998.*

            (d) Employment Agreement between Ogden and Ogden's Chief Accounting Officer dated as of December 18, 1991.*

            (e) Employment Agreement between Scott G. Mackin, Executive Vice President and Ogden Corporation dated as of October 1, 1998.*

            (f) Employment Agreement between David L. Hahn and Ogden Corporation, dated December 1, 1995.*

                  i. Letter Amendment to Employment Agreement between Ogden Corporation and David L. Hahn, Senior Vice President, Aviation, effective as of October 1, 1998.*

            (g) Employment Agreement between Ogden Services Corporation and Rodrigo Arboleda dated January 1, 1997.*

                  i. Letter Amendment to Employment Agreement between Ogden and Rodrigo Arboleda, Senior Vice President, effective as of October 1, 1998.*

            (h) Employment Agreement between Ogden Projects, Inc. and Bruce W. Stone dated June 1, 1990.*

            (i) Employment Agreement between Ogden Corporation and Quintin G. Marshall, dated October 30, 1996.*

                  i. Letter Amendment to Employment Agreement between Ogden and Quintin G. Marshall, Senior Vice President-Corporate Development, effective as of October 1, 1998.*

            (j) Employment Agreement between Ogden Corporation and Jesus Sainz, effective as of January 1, 1998.*

                  i. Letter Amendment to Employment Agreement between Ogden and Jesus Sainz, Executive Vice President, effective October 1, 1998.*

            (k) Employment Agreement between Alane Baranello, Vice President-Human Resources and Ogden dated October 28, 1996.*

                  i. Letter Amendment to Employment Agreement between Ogden and Alane Baranello, Vice President-Human Resources dated October 13, 1998.*

            (l) Employment Agreement between Peter Allen, Senior Vice President and Ogden, dated July 1, 1998.*

            (m) Employment Agreement between Ogden and Raymond E. Dombrowski, Jr., Senior Vice President and Chief Financial Officer, dated as of September 21, 1998. Transmitted herewith as Exhibit 10.4(m).

            10.5 First Amended and Restated Ogden Corporation Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Mission Funding Zeta and Pitney Bowes Credit Corporation.*

            10.6 Ogden Corporation Guaranty Agreement as of January 30, 1992 by Ogden Corporation for the benefit of Allstate Insurance Company and Ogden Martin Systems of Huntington Resource Recovery Nine Corporation.*

            11 Ogden Corporation and Subsidiaries Detail of Computation of Earnings Applicable to Common Stock for the years ended December 31, 1998, 1997 and 1996.*

            13 Those portions of the Annual Report to Stockholders for the year ended December 31, 1998, which are incorporated herein by reference. Transmitted herewith as Exhibit 13.

            21    Subsidiaries of Ogden. Transmitted herewith as Exhibit 21.

            23    Consent of Deloitte & Touche LLP. Transmitted herewith as
                  Exhibit 23.

            27    Financial Data Schedule (EDGAR Filing Only).

      * Incorporated by reference as set forth in the Exhibit Index of this Annual Report on Form 10-K.

            (b) No Reports on Form 8-K were filed by Ogden during the fourth quarter of 1998. A Form 8-K Report was filed on March 12, 1999 and is incorporated herein by reference.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   OGDEN CORPORATION

Date: March 11, 1999
                                                   By  /s/ R. Richard Ablon
                                                       -------------------------
                                                       R. Richard Ablon Chairman
                                                       of the Board, President
                                                       and Chief Executive
                                                       Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

              SIGNATURE                                          TITLE


/s/ R. Richard Ablon                        President, Chief Executive Officer,
------------------------------------        Chairman of the Board and Director
R. RICHARD ABLON

/s/ Raymond E. Dombrowski, Jr.              Senior Vice President and Chief
------------------------------------        Financial Officer
RAYMOND E. DOMBROWSKI, JR.

/s/ Robert M. DiGia                         Vice President, Controller and Chief
------------------------------------        Accounting Officer
ROBERT M. DIGIA

                                            Director
------------------------------------
DAVID M. ABSHIRE

/s/ Anthony J. Bolland                      Director
------------------------------------
ANTHONY J. BOLLAND

/s/ George L. Farr                          Director
------------------------------------
GEORGE L. FARR

/s/ Norman G. Einspruch                     Director
------------------------------------
NORMAN G. EINSPRUCH

/s/ Jeffrey F. Friedman                     Director
------------------------------------
JEFFREY F. FRIEDMAN

/s/ Attallah Kappas                         Director
------------------------------------
ATTALLAH KAPPAS

                                            Director
------------------------------------
TERRY ALLEN KRAMER

/s/ Judith D. Moyers                        Director
------------------------------------
JUDITH D. MOYERS

                                            Director
------------------------------------
HOMER A. NEAL

/s/ Robert E. Smith                         Director
------------------------------------
ROBERT E. SMITH

/s/ Helmut F.O. Volcker                     Director
------------------------------------
HELMUT F.O. VOLCKER

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Ogden Corporation:

We have audited the consolidated financial statements of Ogden Corporation and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 9, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Ogden Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all materials respects the information set forth therein.

/s/ Deloitte & Touche LLP

New York,  New York
February 9, 1999

                                                                                                                        SCHEDULE II

                       OGDEN CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

------------------------------------------------------------------------------------------------------------------------------------
               COLUMN A                               COLUMN B                   COLUMN C              COLUMN D          COLUMN E
                                                                                ADDITIONS
                                                                       ---------------------------
                                                      BALANCE AT       CHARGED TO                                        BALANCE AT
                                                      BEGINNING        COSTS AND       CHARGED TO                          END OF
             DESCRIPTION                              OF PERIOD         EXPENSES     OTHER ACCOUNTS    DEDUCTIONS          PERIOD
------------------------------------------------------------------------------------------------------------------------------------
Allowances deducted in the balance sheet from the
  assets to which they apply:

Doubtful receivables -- current                       $20,207,000     $   9,490,000  $6,786,000 (E) $ 3,688,000 (A)      $30,595,000
                                                                                                      2,200,000 (C)

Doubtful receivables -- noncurrent                      3,000,000                                     3,000,000 (A)                0

Deferred charges on projects                           10,741,000         2,609,000                     280,000 (D)       13,070,000
                                                      ------------------------------------------------------------------------------
 TOTAL                                                $33,948,000     $  12,099,000  $6,786,000     $ 9,168,000          $43,665,000
                                                      ==============================================================================

Allowances not deducted:

Estimated cost of disposal of assets                  $   296,000                                   $  296,000 (B)       $        --

Provision for restructuring                             1,141,000                                      867,000 (B)           274,000


Reserves relating to tax indemnification and other
contingencies in connection with the sale of limited
partnership interests in and related tax benefits of
a waste-to-energy facility                              3,000,000                                     2,700,000 (C)          300,000

Other                                                   5,052,000     $     100,000                   1,864,000 (B)        2,282,000
                                                                                                      1,006,000 (C)
                                                      ------------------------------------------------------------------------------
  TOTAL                                               $ 9,489,000     $     100,000                 $ 6,733,000          $ 2,856,000
                                                      ==============================================================================

NOTES:

(A)   Write-offs of receivables considered uncollectible.
(B)   Payments charged to allowances.
(C)   Reversal of provisions no longer required.
(D)   Write off of deferred charges.
(E)   Provision of Company purchased during 1998.

                                                                                                                         SCHEDULE II

                       OGDEN CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

------------------------------------------------------------------------------------------------------------------------------------
               COLUMN A                               COLUMN B                   COLUMN C              COLUMN D          COLUMN E
                                                                                ADDITIONS
                                                                       ---------------------------
                                                      BALANCE AT       CHARGED TO                                        BALANCE AT
                                                      BEGINNING        COSTS AND       CHARGED TO                          END OF
             DESCRIPTION                              OF PERIOD         EXPENSES     OTHER ACCOUNTS    DEDUCTIONS          PERIOD
------------------------------------------------------------------------------------------------------------------------------------
Allowances deducted in the balance sheet from the
assets to which they apply:

Doubtful receivables -- current                       $38,275,000     $   3,485,000                 $14,009,000 (A)      $20,207,000
                                                                                                      1,544,000 (D)
                                                                                                      6,000,000 (C)

Doubtful receivables -- noncurrent                      6,000,000                                     3,000,000 (C)        3,000,000

Deferred charges on projects                            8,638,000         6,707,000                   4,604,000 (E)       10,741,000
                                                      ------------------------------------------------------------------------------
 TOTAL                                                $52,913,000     $  10,192,000                 $29,157,000          $33,948,000
                                                      ==============================================================================

Allowances not deducted:

Estimated cost of disposal of assets                  $   863,000                                   $  567,000 (B)       $   296,000

Provision for restructuring                             2,507,000                                    1,213,000 (B)         1,141,000
                                                                                                       153,000 (C)

Reserves relating to tax indemnification and other
contingencies in connection with the sale of limited
partnership interests in and related tax benef its of
a waste-to-energy facility                              3,000,000                                                          3,000,000

Other                                                   6,893,000     $   2,832,000                   2,273,000 (B)        5,052,000
                                                                                                      1,900,000 (C)
                                                                                                        500,000 (F)
                                                      ------------------------------------------------------------------------------
  TOTAL                                               $13,263,000     $   2,832,000                 $ 6,606,000          $ 9,489,000
                                                      ==============================================================================

Notes:

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

                                                                                                                         SCHEDULE II
                       OGDEN CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

------------------------------------------------------------------------------------------------------------------------------------
               COLUMN A                               COLUMN B                   COLUMN C              COLUMN D          COLUMN E
                                                                                ADDITIONS
                                                                       ---------------------------
                                                      BALANCE AT       CHARGED TO                                        BALANCE AT
                                                      BEGINNING        COSTS AND       CHARGED TO                          END OF
             DESCRIPTION                              OF PERIOD         EXPENSES     OTHER ACCOUNTS    DEDUCTIONS          PERIOD
------------------------------------------------------------------------------------------------------------------------------------
Allowances deducted in the balance sheet from the
assets to which they apply:

Doubtful receivables -- current                       $37,039,000     $  10,442,000  $  370,000 (A) $ 9,576,000 (B)      $38,275,000




Doubtful receivables -- noncurrent                                        6,000,000                                        6,000,000

Deferred charges on projects                            3,670,000         4,968,000                                        8,638,000
                                                      ------------------------------------------------------------------------------
 TOTAL                                                $40,709,000     $  21,410,000  $  370,000     $ 9,576,000          $52,913,000
                                                      ==============================================================================

Allowances not deducted:

Estimated cost of disposal of discontinued
operations                                            $   186,000                                   $  186,000 (C)

Estimated cost of disposal of assets                   14,993,000                                   14,130,000 (C)      $    863,000

Provision for restructuring                             6,110,000     $     682,000                  4,285,000 (C)         2,507,000


Reserves relating to tax indemnification and other
contingencies in connection with the sale of limited
partnership interests in and related tax benef its of
a waste-to-energy facility                              3,000,000                                                          3,000,000

Other                                                   9,371,000         3,743,000                   6,221,000 (D)        6,893,000
                                                      ------------------------------------------------------------------------------
  TOTAL                                               $33,660,000     $   4,425,000                 $24,822,000          $13,263,000
                                                      ==============================================================================

Notes:

(A)    Recoveries of amounts previously written ofL
(B)    Write-offs of receivables considered uncollectible.
(C)    Payments charged to allowances.
(D)    Reversal to operating costs of provisions no longer required.

                                  EXHIBIT INDEX

Exhibit No.      Description of Document                  Filing Information
-----------      -----------------------                  ------------------
2                Plans of Acquisition, Reorganization
                 Arrangement, Liquidation or Succession.

2.1              Agreement and Plan of Merger, dated as   Filed as Exhibit 2 to Ogde's Form
                 of October 31, 1989, among Ogden, ERCI   S-4 Registration Statement File No.
                 Acquisition Corporation and ERC          33-32155, and incorporated herein
                 International Inc.                       by reference.

2.2              Agreement and Plan of Merger among       Filed as Exhibit (10)(x) to Ogden's
                 Ogden Corporation, ERC International     Form 10-K for the fiscal year ended
                 Inc., ERC Acquisition Corporation and    December 31, 1990 and incorporated
                 ERC Environmental and Energy Services    herein by reference.
                 Co., Inc. dated as of January 17, 1991.

2.3              Amended and Restated Agreement and       Filed as Exhibit 2 to Ogden's Form
                 Plan of Merger among Ogden               S-4 Registration Statement File No.
                 Corporation, OPI Acquisition             33-56181 and incorporated herein by
                 Corporation sub. and Ogden Projects,     reference.
                 Inc. dated as of September 27, 1994.

3                Articles of Incorporation and By-Laws.



3.1              Ogden Restated Certificate of            Filed as Exhibit (3)(a) to Ogden's
                 Incorporation as amended.                Form 10-K for the fiscal year ended
                                                          December 31, 1988 and incorporated
                                                          herein by reference.




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

4                Instruments Defining Rights of
                 Security Holders.

4.1              Fiscal Agency Agreement between Ogden    Filed as Exhibits (C)(3) and (C)(4)
                 and Bankers Trust Company, dated as of   to Ogden's Form 8-K filed with the
                 June 1, 1987 and Offering Memorandum     Securities and Exchange Commission
                 dated June 12, 1987, relating to U.S.    on July 7, 1987 and incorporated
                 $85 million Ogden 6% Convertible         herein by reference.
                 Subordinated Debentures, Due 2002.

4.2              Fiscal Agency Agreement between Ogden    Filed as Exhibit (4) to Ogden's
                 and Bankers Trust Company, dated as of   Form S-3 Registration Statement
                 October 15, 1987, and Offering           filed with the Securities and
                 Memorandum, dated October 15, 1987,      Exchange Commission on December 4,
                 relating to U.S.$75 million Ogden 5 3/4% 1987, Registration No. 33-18875,
                 Convertible Subordinated Debentures,     and incorporated herein by
                 Due 2002.                                reference.

4.3              Indenture dated as of March 1, 1992      Filed as Exhibit (4)(C) to Ogden's
                 from Ogden Corporation to The Bank of    Form 10-K for fiscal year ended
                 New York, Trustee, relating to Ogden's   December 31, 1991, and incorporated
                 $100 million debt offering.              herein by reference.


10               Material Contracts

10.1(a)          U.S. $95 million Term Loan and Letter    Filed as Exhibit 10.6 to Ogden's
                 of Credit and Reimbursement Agreement    Form 10-Q for the quarterly period
                 among Ogden, the Deutsche Bank AG, New   ended March 31, 1997 and
                 York Branch and the signatory Banks      incorporated herein by reference.
                 thereto, dated March 26, 1997.

10.1(b)          $200 million Credit Agreement among      Filed as Exhibit 10.1(i) to Ogden's
                 Ogden, The Bank of New York as Agent     Form 10-Q for the quarterly period
                 and the signatory Lenders thereto,       ended June 30, 1997 and
                 dated as of June 30, 1997.               incorporated herein by reference.

10.2             Rights Agreement between Ogden           Filed as Exhibit (10)(h) to Ogden's

                 Corporation and Manufacturers Hanover    Form 10-K for the fiscal year ended
                 Trust Company, dated as of September     December 31, 1990 and incorporated
                 20, 1990 and amended August 15, 1995     herein by reference.
                 to provide The Bank of New York as
                 successor agent.

10.3             Executive Compensation Plans.

                 (a)     Ogden Corporation 1990 Stock     Filed as Exhibit (10)(j) to Ogden
                         Option Plan.                     Form 10-K for the fiscal year ended
                                                          December 31, 1990 and incorporated
                                                          herein by reference.

                         (i)    Ogden Corporation 1990    Filed as Exhibit 10.6(b)(i) to
                                Stock Option Plan as      Ogden's Form 10-Q for the quarterly
                                Amended and Restated as   period ended September 30, 1994 and
                                of January 19, 1994.      incorporated herein by reference.

                         (ii)   Amendment adopted and     Filed as Exhibit 10.7(a)(ii) to
                                effective as of           Ogden's Form 10-K for the fiscal
                                September 18, 1997.       year ended December 31, 1997 and
                                                          incorporated herein by reference.


                 (b)     Ogden Services Corporation       Filed as Exhibit (10)(k) to Ogden's
                         Executive Pension Plan.          Form 10-K for the fiscal year ended
                                                          December 31, 1990 and incorporated
                                                          herein by reference.

                 (c)     Ogden Services Corporation       Filed as Exhibit (10)(l) to Ogden
                         Select Savings Plan.             Form 10-K for the fiscal year ended
                                                          December 31, 1990 and incorporated
                                                          herein by reference.

                         (i)    Ogden Services            Filed as Exhibit 10.7(d)(I) to
                                Corporation Select        Ogden's Form 10-K for the fiscal
                                Savings Plan Amendment    year ended December 31, 1994 and
                                and Restatement as of     incorporated herein by reference.
                                January 1, 1995.

                         (ii)   Amendment Number One      Filed as Exhibit 10.7(c)(ii) to
                                to the Ogden Services     Ogden's Form 10-K for the fiscal
                                Corporation Select        year ended December 31, 1997 and
                                Savings Plan as Amended   incorporated herein by reference.
                                and Restated January 1,
                                1995, effective January
                                1, 1998.

                 (d)     Ogden Services Corporation       Filed as Exhibit (10)(m) to Ogden's
                         Select Savings Plan Trust.       Form 10-K for the fiscal year ended
                                                          December 31, 1990 and incorporated
                                                          herein by reference.

                         (i)    Ogden Services            Filed as Exhibit 10.7(e)(i) to
                                Corporation Select        Ogden's Form 10-K for the fiscal
                                Savings Plan Trust        year ended December 31, 1994 and
                                Amendment and             incorporated herein by reference.
                                Restatement as of
                                January 1, 1995.

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

                         (i)    Ogden Profit Sharing      Filed as Exhibit 10.8(p)(i) to
                                Plan as amended and       Ogden's Form 10-K for fiscal year
                                restated January 1,       ended December 31, 1993 and incorporated
                                1991

                                and as in effect          herein by reference.
                                through January 1, 1993.

                         (ii)   Ogden Profit Sharing      Filed as Exhibit 10.7(p)(ii) to
                                Plan as amended and       Ogden's Form 10-K for fiscal year
                                restated effective as     ended December 31, 1994 and
                                of January 1, 1995.       incorporated herein by reference.

                 (h)     Ogden Corporation Core           Filed as Exhibit 10.8(q) to Ogden's
                         Executive Benefit Program.       Form 10-K for fiscal year ended
                                                          December 31, 1992 and incorporated
                                                          herein by reference.

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

                 (k)     Ogden Projects Supplemental      Filed as Exhibit 10.8(t) to Ogden's
                         Pension and Profit Sharing       Form 10-K for fiscal year ended
                         Plans.                           December 31, 1992 and incorporated
                                                          herein by reference.

                 (l)     Ogden Projects Core Executive    Filed as Exhibit 10.8(v) to Ogden's
                         Benefit Program.                 Form 10-K for fiscal year ended
                                                          December 31, 1992 and incorporated
                                                          herein by reference.

                 (m)     Form of amendments to the        Filed as Exhibit 10.8(w) to Ogden's
                         Ogden Projects, Inc. Pension     Form 10-K for fiscal year ended
                         Plan and Profit Sharing Plans    December 31, 1993 and incorporated
                         effective as of January 1,       herein by reference.
                         1994.

                         (i)    Form of amended Ogden     Filed as Exhibit 10.7(w)(i) to
                                Projects Profit Sharing   Ogden's Form 10-K for fiscal year
                                Plan effective as of      ended December 31, 1994 and
                                January 1, 1994.          incorporated herein by reference.

                         (ii)   Form of amended Ogden     Filed as Exhibit 10.7(w)(ii) to
                                Projects Pension Plan,    Ogden's Form 10-K for fiscal year
                                effective as of January   ended December 31, 1994 and
                                1, 1994.                  incorporated herein by reference.

                 (n)    Ogden Corporation Amended and     Transmitted herewith as Exhibit
                        Restated CEO Formula Bonus Plan.  10.3(n).

                 (o)      Ogden Key Management
                         Incentive Plan.                  Filed as Exhibit 10.7(p) to Ogden's
                                                          Form 10-K for fiscal year ended
                                                          December 31, 1997 and incorporated
                                                          herein by reference.

10.4             Employment Agreements

                 (a)     Employment  Agreement between    Transmitted herewith as Exhibit
                         Ogden and Lynde H. Coit dated    10.4(a).
                         March 1, 1999.

                 (b)     Employment Agreement between     Filed as Exhibit 10.3(h) to Ogden's
                         R. Richard Ablon and Ogden       Form 10-Q for the quarterly period
                         dated as of January 1, 1998.     ended June 30, 1998 and
                                                          incorporated herein by reference.

                 (c)     Termination Agreement between    Filed as Exhibit 10.8(c) to Ogden's
                         Ogden and Philip G. Husby,       Form 10-Q for the quarterly period
                         Senior Vice President and CFO    ended September 30, 1998 and
                         dated as of September 17, 1998.  incorporated herein by reference.

                 (d)     Employment Agreement between     Filed as Exhibit 10.2(q) to Ogden's
                         Ogden Corporation and Ogden's    Form 10-K for fiscal year ended
                         Chief Accounting Officer dated   December 31, 1991 and incorporated
                         as of December 18, 1991.         herein by reference.

                 (e)     Employment Agreement between     Filed as Exhibit 10.8(e) to Ogden's
                         Scott G. Mackin, Executive       Form 10-Q for quarterly period
                         Vice President and Ogden         ended September 30, 1998 and
                         Corporation, dated as of         incorporated herein by reference.
                         October 1, 1998.

                 (f)     Employment Agreement between     Filed as Exhibit 10.8(i) to Ogden's
                         Ogden Corporation and David L.   Form 10-K for fiscal year ended
                         Hahn, dated December 1, 1995.    December 31, 1995 and incorporated
                                                          herein by reference.

                         i      Letter Amendment to       Filed as Exhibit 10.8(f)i. to
                                Employment Agreement      Ogden's Form 10-Q for quarterly
                                between Ogden             period ended September 30, 1998 and
                                Corporation and David     incorporated herein by reference.
                                L. Hahn, Senior Vice
                                President, dated as of
                                October 1, 1998.

                 (g)     Employment Agreement between     Filed as Exhibit 10.8(j) to Ogden's
                         Ogden Corporation and Rodrigo    Form 10-K for fiscal year ended
                         Arboleda, dated January 1,       December 31, 1996 and incorporated
                         1997.                            herein by reference.

                         i.     Letter Amendment          Filed as Exhibit 10.8(g)(i) to
                                to Employment Agreement   Ogden's Form 10-Q for quarterly
                                between Ogden             period ended September 30, 1998 and
                                and Rodrigo Arboleda,     incorporated herein by reference.
                                Senior Vice President,
                                effective as of October
                                1, 1998.

                 (h)    Employment Agreement              Filed as Exhibit 10.8(k) to Ogden's
                        between Ogden Projects, Inc.      Form 10-K for fiscal year ended
                        and Bruce W. Stone, dated June    December 31, 1996 and incorporated
                        1, 1990.                          herein by reference.

                 (i)    Employment Agreement              Filed as Exhibit 10.8(l) to Ogden's

                        between Ogden Corporation and     Form 10-K for fiscal year ended
                        Quintin G. Marshall, dated        December 31, 1996 and incorporated
                        October 30, 1996.                 herein by reference.

                        i.      Letter Amendment to       Filed as Exhibit 10.8(i)i. to
                                Employment Agreement      Ogden's Form 10-Q for the quarter
                                between Ogden             ended September 30, 1998 and
                                and Quintin G.            incorporated herein by reference.
                                Marshall, Senior Vice
                                President, Corporate
                                Development, effective
                                as of October 1, 1998.

                 (j)    Employment Agreements between     Filed as Exhibit 10.8(m) to Ogden's
                        Ogden and Jesus Sainz,            Form 10-K for the fiscal year ended
                        effective as of January 1, 1998.  December 31, 1997 and incorporated herein by reference.

                        i.      Letter Amendment to       Filed as Exhibit 10.8(j)i. to
                                Employment Agreement      Ogden's Form 10-Q for the quarter
                                between Ogden and Jesus   ended September 30, 1998 and
                                Sainz, Executive Vice     incorporated herein by reference.
                                President, effective as
                                of October 1, 1998.

                 (k)    Employment Agreement between      Filed as Exhibit 10.3(m) to Ogden's
                        Alane Baranello, Vice President   Form 10-Q for the quarterly period
                        - Human Resources and Ogden       ended June 30, 1998 and
                        dated October 28, 1996.           incorporated herein by reference.

                        i.      Letter Amendment to       Filed as Exhibit 10.8(k)i. to
                                Employment Agreement      Ogden's Form 10-Q for the quarterly
                                between Ogden             period ended September 30, 1998.
                                and Alane Baranello,
                                Vice President-Human
                                Resources, dated
                                October 13, 1998.

                 (l)    Employment Agreement              Filed as Exhibit 10.3(l) to Ogden's

                        between Ogden and Peter Allen,    Form 10-Q for the quarterly period
                        Senior Vice President, dated      ended June 30, 1998.
                        July 1, 1998.

                 (m)    Employment Agreement between      Transmitted herewith as Exhibit
                        Ogden and Raymond E.              10.4(m).
                        Dombrowski, Jr., Senior Vice
                        President and CFO, dated as of
                        September 21, 1998.

 10.5            First Amended and Restated Ogden         Filed as Exhibit 10.3(b)(i) to
                 Corporation Guaranty Agreement           Ogden's Form 10-K for fiscal
                 made as of January 30, 1992  by          year ended December 31, 1991
                 Ogden Corporation for the benefit        and incorporated herein by
                 of Mission Funding Zeta and              reference.
                 Pitney Bowes Credit.

 10.6            Ogden Corporation Guaranty               Filed as Exhibit 10.3(b)(iii)
                 Agreement made as of January             to Ogden's Form 10-K for
                 30,1992 by Ogden Corporation for         fiscal year ended December 31,
                 the benefit of Allstate Insurance        1991 and incorporated herein
                 Company and Ogden Martin Systems         by reference.
                 of Huntington Resource Recovery
                 Nine Corp.

 11              Ogden Corporation and                    Filed as part of Ogden's
                 Subsidiaries Detail of                   Annual Report to Shareholders
                 Computation of Earnings                  on page 42 thereof which is
                 Applicable to Common Stock for           filed as Exhibit 13 to Ogden's
                 the years ended December 31,             Form 10-K for fiscal year
                 1998, 1997 and 1996.                     ended December 31, 1998 and
                                                          incorporated herein by
                                                          reference.

 13              Those portions of the Annual             Transmitted herewith as
                 Report to Stockholders for the           Exhibit 13.
                 year ended December 31, 1998,
                 which are incorporated herein by
                 reference.

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