Form 10-Q
period 1999-03-31
OGDEN CORP
filed 1999-05-14
CIK 73902

FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             Washington, D.C. 20549
                             ----------------------

(Mark One)
----------
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------------------------------------------------------------------
                              EXCHANGE ACT OF 1934
                              --------------------

For the quarterly period ended      March 31, 1999
-------------------------------------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number 1-3122

                               Ogden Corporation
                               -----------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-5549268
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

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

Yes |X|  No |_|

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999; 49,060,571 shares of Common Stock, $50 par value per share.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME


                                                      FOR THE THREE MONTHS ENDED
                                                                MARCH 31
                                                       -------------------------
                                                        1999              1998
                                                       --------         --------
                                                       (In Thousands of Dollars
                                                        Except Per Share Data)

Service revenues                                       $264,575         $260,209
Net sales                                                82,939          115,822
Construction revenues                                    34,101            3,332
Net gain on sale of businesses and other                 14,931            5,512
                                                       --------         --------
  Total revenues                                        396,546          384,875
                                                       --------         --------

Operating costs and expenses                            219,255          195,792
Costs of goods sold                                      71,817          108,739
Construction costs                                       32,275            2,933
Selling, administrative and general expenses             27,836           29,021
Debt service charges                                     22,763           25,121
                                                       --------         --------
  Total costs and expenses                              373,946          361,606
                                                       --------         --------

Consolidated operating income                            22,600           23,269
Equity in net income of investees and joint ventures      3,778              853
Interest income                                           3,167            3,540
Interest expense                                         (9,584)          (8,596)
Other income - net                                          159              289
                                                       --------         --------

Income before income taxes, minority interests and the
cumulative effect of change in accounting principle      20,120           19,355
Less: income taxes                                        7,646            7,165
      minority interests                                  1,953              490
                                                       --------         --------

Income before cumulative effect of
change in accounting principle                           10,521           11,700
Cumulative effect of change in accounting principle
(net of income taxes $1,313)                             (3,820)
                                                       --------         --------
Net Income                                                6,701           11,700
                                                       --------         --------

Other Comprehensive Income, Net of Tax:
Foreign currency translation adjustments                 (6,205)            (261)
Unrealized Gains (Losses) on Securities:
Unrealized holding gains (losses) arising during period    (120)              55
                                                       --------         --------
Other comprehensive income                               (6,325)            (206)
                                                       --------         --------
Comprehensive Income                                   $    376         $ 11,494
                                                       ========         ========

Basic Earnings Per Share
Income before cumulative effect of change in
accounting principle                                   $   0.21         $   0.23
Cumulative effect of change in accounting principle       (0.07)
                                                       --------         --------
Net Income                                             $   0.14         $   0.23
                                                       ========         ========

Diluted Earnings Per Share
Income before cumulative effect of change in
accounting principle                                   $   0.21         $   0.23
Cumulative effect of change in accounting principle       (0.07)
                                                       --------         --------
Net Income                                             $   0.14         $   0.23
                                                       ========         ========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31            DECEMBER 31,
                                                         1999                  1998
                                                         ----                  ----
                                                          (In Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents                              $  150,120           $  261,119
Marketable securities available for sale                   19,331               44,685
Restricted funds held in trust                            143,328              110,553
Receivables (less allowances: 1999, $30,348 and
 1998, $30,595)                                           385,761              394,923
Inventories                                                30,099               31,100
Deferred income taxes                                      49,910               49,327
Other                                                      68,545               62,742
                                                       ----------           ----------
  Total current assets                                    847,094              954,449
Property, plant and equipment-net                       2,137,532            1,987,643
Restricted funds held in trust                            183,229              180,922
Unbilled service and other receivables                    196,377              173,630
Unamortized contract acquisition costs                    168,169              132,818
Goodwill and other intangible assets                      166,321              130,031
Investments in and advances to investees and joint
  ventures                                                211,749              205,702
Other assets                                              149,024              157,648
                                                       ----------           ----------

Total Assets                                           $4,059,495           $3,922,843
                                                       ==========           ==========

Liabilities and Shareholders' Equity
Liabilities:
Current liabilities:
Notes payable                                          $   19,850           $   45,600
Current portion of long-term debt                          37,693               30,232
Current portion of project debt                            61,902               63,201
Dividends payable                                          15,366               15,403
Accounts payable                                          112,109               94,629
Federal and foreign income taxes payable                    5,700               21,776
Accrued expenses, etc.                                    311,057              305,942
Deferred income                                            48,238               47,991
                                                       ----------           ----------
  Total current liabilities                               611,915              624,774
Long-term debt                                            449,416              391,287
Project debt                                            1,443,593            1,367,528
Deferred income taxes                                     401,149              396,648
Deferred income                                           198,883              201,563
Other liabilities                                         219,092              215,119
Minority interests                                         49,770               28,174
Convertible subordinated debentures                       148,650              148,650
                                                       ----------           ----------
  Total liabilities                                     3,522,468            3,373,743
                                                       ----------           ----------

Shareholders' Equity:
Serial cumulative convertible preferred stock, par
value $1.00 per share; Authorized 4,000,000 shares;
shares outstanding: 41,866 in 1999 and 42,218 in 1998,
net of treasury shares of 29,820 in 1999 and 1998              42                   43
Common stock, par value $.50 per share; authorized,
80,000,000 shares; shares outstanding: 49,060,571 in
1999 and 48,945,989 in 1998, net of Treasury shares of
4,641,283 and 4,561,963 in 1999 and 1998                   24,530               24,473
Capital surplus                                           176,271              173,413
Earned surplus                                            359,322              367,984
Accumulated other comprehensive income                    (23,138)             (16,813)
                                                       ----------           ----------
Total Shareholders' Equity                                537,027              549,100
                                                       ----------           ----------

Total Liabilities and Shareholders' Equity             $4,059,495           $3,922,843

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                    Three months ended                 Year ended
                                                                      March 31, 1999                December 31, 1998
                                                                  Shares          Amounts         Shares        Amounts
                                                                  -------------------------------------------------------
                                                                   (In thousands of dollars, except per-share amounts)
Serial Cumulative Convertible Preferred
Stock, par value $1.00 per share;
Authorized 4,000,000 shares:
Balance at beginning of period                                        72,038    $     73            74,166       $     75
Shares converted into common stock                                      (352)         (1)           (2,128)            (2)
                                                                  ----------------------        -------------------------
Total                                                                 71,686          72            72,038             73
Treasury shares                                                      (29,820)        (30)          (29,820)           (30)
                                                                  ----------------------        -------------------------
Balance at end of period (aggregate involuntary
Liquidation value-1999, $844)                                         41,866          42            42,218             43
                                                                  ----------------------        -------------------------

Common Stock, par value $.50 per share:
Authorized, 80,000,000 shares:
Balance at beginning of year                                      53,507,952      26,754        53,430,246         26,715
Exercise of stock options, less common stock utilized                                               65,000             33
Shares issued for acquisition                                        191,800          96
Conversion of preferred shares                                         2,102           1            12,706              6
                                                                  ----------------------        -------------------------
Total                                                             53,701,854      26,851        53,507,952         26,754
                                                                  ----------------------        -------------------------
Treasury shares at beginning of year                               4,561,963       2,281         3,135,123          1,568
Purchase of treasury shares                                          102,000          51         2,121,100          1,060
Exercise of stock options                                            (22,680)        (11)         (694,260)          (347)
                                                                  ----------------------        -------------------------
Treasury shares at end of period                                   4,641,283       2,321         4,561,963          2,281
                                                                  ----------------------        -------------------------

Balance at end of period                                          49,060,571      24,530        48,945,989         24,473
                                                                  ----------------------        -------------------------

Capital surplus:

Balance at beginning of period                                                   173,413                          212,383
Exercise of stock options, less common stock utilized                                413                           16,355
Shares issued for acquisition                                                      4,904
Purchase of treasury shares                                                       (2,458)                         (55,321)
Conversion of preferred shares                                                        (1)                              (4)
                                                                                --------                         --------

Balance at end of period                                                         176,271                          173,413
                                                                                --------                         --------

Earned Surplus:
Balance at beginning of period                                                   367,984                          343,237
Net income                                                                         6,701                           86,970
                                                                                --------                         --------
Total                                                                            374,685                          430,207
                                                                                --------                         --------
Preferred dividends-per share 1999, $.8376, 1998, $3.35                               35                              144
Common dividends-per share 1999, $.3125, 1998, $1.25                              15,328                           62,079
                                                                                --------                         --------
Total Dividends                                                                   15,363                           62,223
                                                                                --------                         --------
Balance at end of period                                                         359,322                          367,984
                                                                                --------                         --------

Cumulative Translation Adjustment-Net                                            (22,237)                         (16,032)
                                                                                --------                         --------
Minimum Pension Liability Adjustment                                                (716)                            (716)
                                                                                --------                         --------
Net Unrealized Loss on Securities Available
For Sale                                                                            (185)                             (65)
                                                                                --------                         --------

CONSOLIDATED SHAREHOLDERS' EQUITY                                               $537,027                         $549,100
                                                                                ========                         ========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                               FOR THE THREE MONTHS ENDED
                                                                         MARCH 31
                                                                -------------------------
                                                                 1999              1998
                                                                --------         --------
                                                                (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $   6,701         $ 11,700
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Depreciation and amortization                                     29,149           27,197
Deferred income taxes                                              4,969            3,533
Cumulative effect of change in accounting principle                3,820
Other                                                            (22,679)          (6,873)
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                                        4,628           14,232
Inventories                                                        1,181            (178)
Other assets                                                     (15,790)         (23,159)
Increase (Decrease) in Liabilities:
Accounts payable                                                  22,138          (16,428)
Accrued expenses                                                     309          (15,568)
Deferred income                                                     (993)          (1,242)
Other liabilities                                                 (3,850)          (4,449)
                                                               ---------         --------

  Net cash provided (used) by operating activities                29,583          (11,235)
                                                               ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business                                    19,827            4,267
Proceeds from sale of property, plant and equipment                1,442              811
Proceeds from sale of marketable securities available for sale    25,934
Entities purchased, net of cash acquired                         (64,243)
Investment in marketable securities available for sale              (580)
Investments in Energy facilities                                  (4,170)          (4,889)
Other capital expenditures                                       (34,934)         (19,296)
Decrease (increase) in other receivables                          (9,810)           1,520
Distributions from investees and joint ventures                    6,700            3,569
Increase in investment in and advances to
investees and joint ventures                                     (19,214)         (40,555)
                                                               ---------         --------

  Net cash used in investing activities                          (79,048)         (54,573)
                                                               ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in funds held in trust                       (35,084)           2,722
Other new debt                                                    34,711           26,213
Payment of debt                                                  (42,894)         (20,910)
Dividends paid                                                   (15,400)         (15,746)
Purchase of treasury shares                                       (2,509)          (9,348)
Proceeds from exercise of stock options                              424            7,614
Other                                                               (782)          (1,428)
                                                               ---------         --------
  Net cash used in financing activities                          (61,534)         (10,883)
                                                               ---------         --------

Net Decrease in Cash and Cash Equivalents                       (110,999)         (76,691)
Cash and Cash Equivalents at Beginning of Period                 261,119          185,671
                                                               ---------         --------
Cash and Cash Equivalents at End of Period                     $ 150,120         $108,980
                                                               =========         ========

ITEM 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of Management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the operating results have been included in the statements.

On January 1, 1999 the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities". This SOP establishes accounting standards for these costs and requires they generally be expensed as incurred. The effect of the adoption of this SOP was a charge of $3,820,000 net of income taxes of $1,313,000 recorded as a cumulative effect of change in accounting principle in the accompanying financial statements.

The accompanying financial statements for prior periods have been reclassified as to certain amounts to conform with the 1999 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Operations:

Revenues and income from operations (expressed in thousand of dollars) by segment for the three months ended March 31, 1999 and 1998 were as follows:

Information Concerning                              Three Months Ended March 31,
Business Segments                                       1999              1998
-------------------------------------------------------------------------------
Revenues:
Entertainment                                         $105,583          $ 93,331
Aviation                                                56,139            80,286
Energy                                                 217,068           183,208
Other                                                   17,756            28,050
                                                      --------          --------

Total Revenues                                        $396,546          $384,875
                                                      ========          ========

Income (Loss) from Operations:
Entertainment                                         $  2,023          $  5,671
Aviation                                                 8,961             7,610
Energy                                                  16,814            15,577
Other                                                   (1,275)              (12)
                                                      --------          --------

Total Income from Operations                            26,523            28,846

Equity in net income (loss) of investees
  and joint ventures:
Entertainment                                           (1,367)           (1,088)
Aviation                                                 1,675             1,028
Energy                                                   3,470               913
                                                      --------          --------

Total                                                   30,301            29,699
Corporate unallocated expenses - net                    (3,764)           (5,288)
Corporate interest - net                                (6,417)           (5,056)
                                                      --------          --------

Income from operations before income taxes,
   minority interests and cumulative effect of
   change in accounting principle                     $ 20,120          $ 19,355
                                                      ========          ========


Revenues for the first three months of 1999 were $11,700,000 higher than the comparable period of 1998. This increase was primarily due to an increase of $33,900,000 in the Energy segment chiefly associated with an increase of $30,800,000 in construction revenues primarily reflecting increased activity in the Environmental Group and in Waste-to-Energy retrofits, and a gain on the sale of a joint venture interest. The Entertainment segment's revenues were $12,300,000 higher primarily due to the start-up at Tinseltown and the acquisition of Casino Iguazu in late 1998, increased activity at Silver Springs and the World Trade Center attractions and in concerts as well as a gain associated with the renegotiation of a management contract at Arrowhead Pond Arena, partially offset by lower activity at sports venues reflecting the delay in the start-up of the N.B.A. season. These increases in Energy and Entertainment revenues were partially offset by a decrease of $24,100,000 in the Aviation segment's revenues chiefly associated with the sale of inflight catering operations in June 1998 which had revenues of $33,100,000 in the first quarter of 1998, partially offset by the acquisition of the Flight Services Group in March 1999, Hong Kong operations which commenced in the third quarter of 1998, increased activity in European operations, and an insurance settlement in 1999. The Other segment's revenues decreased $10,300,000 chiefly associated with lower activity at Atlantic Design and on government contracts.

Consolidated operating income for the first three months of 1999 was $700,000 lower than the comparable period of 1998. The Entertainment segment's operating income was $3,600,000 lower primarily reflecting the delay in the start of the N.B.A. season, losses at Casino Iguazu acquired in late 1998 and at Tinseltown due to the seasonality of these operations, and development expense relating to the opening of new themed restaurants and the acquisition of Water Parks. These decreases were partially offset by a gain of $6,025,000 due to the renegotiation of a management contract at Arrowhead Pond Arena. The Other Services segment's operating income was $1,300,000 lower primarily reflecting the sale of a business in 1998. These decreases in operating income were partially offset by an increase of $1,400,000 in the Aviation segment chiefly associated with increased activity in Latin American operations including technical service fees and an insurance settlement of $1,500,000 partially offset by lower European operating income, and an increase in the Energy segment's operating income of $1,200,000 principally due to an increase of $1,400,000 in construction income, a gain of $4,600,000 reflecting the sale of a joint venture interest, partially offset by reduced operating income in Waste-to-Energy chiefly associated with the amortization of the prepayment of a power sales agreement and lower income in Environmental operations reflecting a provision for estimated losses on a contract as well as a loss in the Spanish operations.

Debt service charges decreased $2,400,000 primarily due to lower debt outstanding on various facilities. The Energy segment had interest rate swap agreements entered into as hedges against interest rate exposure on adjustable rate project debt that resulted in additional debt service expense of $730,000 and $250,000 for the periods ended March 31, 1999 and 1998, respectively. Two of three interest rate swap agreements were closed in the third and fourth quarters of 1998 relating to the refinancing of debt.

Interest income for the three months ended March 31, 1999 was $400,000 lower than the comparable period of 1998 primarily reflecting lower overnight investments. Interest expense was $1,000,000 higher chiefly associated with increased borrowings relating to overseas acquisitions and expansion activities. Ogden has one interest rate swap agreement covering a notional amount of $2,800,000 which expires November 30, 2000 and was entered into to convert Ogden's variable rate debt to a fixed rate. Another swap agreement expired December 16, 1998 and was entered into in order to convert Ogden's fixed rate of $100,000,000 9.25% debentures into variable rate debt. Additional interest expense relating to these swap agreements was not significant in the first three months of March 31, 1999 and 1998, respectively.

Equity in income of investees and joint ventures for the three months ended March 31, 1999 was $2,900,000 higher than the comparable period of 1998 primarily reflecting the effect of settlements with a customer amounting to $2,400,000 in an Energy joint venture and increased earnings in Aviation joint ventures in Macau and Peru.

The effective income tax rate for the first three months of 1999 was 38% compared with 35.5% for the comparable period of 1998. This increase of 2.5% was chiefly associated with higher foreign income in countries with tax rates comparable with the United States and an increase in non-deductible permanent items for U.S. purposes.

Capital Investment and Commitments: For the three months ended March 31, 1999, capital investments amounted to $39,100,000, of which $4,200,000, inclusive of restricted funds transferred from funds held in trust, was for Energy facilities and $34,900,000 was for normal replacement and growth in Entertainment ($26,300,000), Aviation ($4,700,000), Energy ($3,200,000), Other ($500,000), and
Corporate ($200,000) operations.

At March 31, 1999, capital commitments amounted to $265,900,000, which included $206,700,000 for normal replacement, modernization, and growth in Entertainment ($184,600,000), Aviation ($5,700,000), and Energy ($16,400,000) operations.
Energy also has a commitment to pay, in 2008, $10,600,000 for a service contract extension at a waste-to-energy facility. Also included was $48,600,000 for Energy's coal-fired power project in the Philippines, a natural gas-fired power plant in Bangladesh, and an investment in a joint venture, reflecting $26,900,000 for the remaining mandatory equity contributions, $5,700,000 for contingent equity contributions, and $16,000,000 for standby letters of credit in support of debt service reserve requirements. Funding for the remaining mandatory equity contributions is being provided through bank credit facilities, which must be repaid in June 2000 through December 2001. The Corporation also has a $21,800,000 contingent equity contribution in Entertainment ($11,400,000) and Aviation ($10,400,000) joint ventures. In addition, compliance with the standards and guidelines under the Clean Air Act Amendments of 1990 may require further Energy capital expenditures of approximately $50,000,000, including amounts that would be required if certain service agreement amendments are finalized, through December 2000 subject to the final time schedules determined by the individual states in which the Corporation's waste-to-energy facilities are located.

Ogden and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy, entertainment, and other facilities. In the normal course of business, they are involved in legal proceedings in which damages and other remedies are sought. In connection with certain contractual arrangements, Ogden has agreed to provide a vendor with a specified amount of business over a two-year period. If this amount is not provided the Corporation may be liable for prorated damages of up to approximately $3,000,000. Management does not expect that these contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business will have a material adverse effect on Ogden's Consolidated Financial Statements.

During 1994, a subsidiary of Ogden entered into a 30-year facility management contract, pursuant to which it agreed to advance funds to a customer, and if necessary, to assist the customer's refinancing of senior secured debt incurred in connection with the construction of the facility. Ogden is obligated to purchase such senior secured debt in the amount of $97,050,000 on December 23, 2002, if the debt is not refinanced prior to that time. Ogden is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer on December 23, 2002. At March 31, 1999, the amount outstanding was $51,625,000. In addition, on March 31, 1999, the Corporation has guaranteed $3,313,000 of senior secured term debt of an affiliate and principal tenant of this customer and has guaranteed up to $3,300,000 of the tenant's secured revolving debt. In addition, Ogden is obligated to purchase $19,878,000 of the tenant's secured subordinated indebtedness on January 29, 2004, if such indebtedness has not been repaid or refinanced prior to that time. Ogden has guaranteed approximately $6,900,000 of borrowings of joint ventures in which Ogden has an equity interest. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

Liquidity/Cash Flow: Net cash provided from operating activities was $40,800,000 higher than the comparable period of 1998, primarily reflecting an increase in accounts payable and accrued expenses of $54,400,000 principally associated with an increase in Energy construction and retrofit activity, customer prepayments as well as the timing of payments, partially offset by a decrease of $9,600,000 in the collection of receivables. Net cash used in investing activities increased $24,500,000 primarily reflecting the purchase of operations in the Philippines, Thailand and the Flight Services Group in the United States amounting to $64,200,000, an increase in capital expenditures of $15,000,000 and an increase in other receivables of $11,300,000. These increases were partially offset by the proceeds from the sale of marketable securities of $25,300,000 and an increase in the proceeds from the sale of businesses and other of $15,600,000 and a decrease in net investments in and advances to joint ventures of $24,500,000. Net cash used in financing activities was $50,700,000 higher primarily reflecting an increase of funds held in trust of $37,800,000 in the Energy group, lower proceeds from the exercise of stock options of $7,200,000 and a net decrease of $13,600,000 in debt, partially offset by a decrease in purchases of treasury stock of $6,800,000.

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

At March 31, 1999, the Corporation had $150,120,000 in cash and cash equivalents and unused revolving credit lines of $200,000,000.

In 1998, Ogden's Board of Directors authorized the purchase of shares of the Corporation's common stock in an amount up to $200,000,000. Through March 31, 1999, 2,223,000 shares of common stock were purchased for $58,891,000.

Year 2000 Issues:

Background: The term `Year 2000 issue' generally refers to the problems that may occur from the improper processing of date sensitive calculations, date comparisons, and leap year determination by computers and other machinery containing computer chips (i.e. "embedded systems"). In an effort to save expensive memory and processing time, historically most of the world's computer hardware and software used only two digits to identify the year in a date. If not corrected or replaced, many systems will fail to distinguish between the years `2000' and `1900' and will incorrectly process related date information.

State of Readiness: Ogden has established a Year 2000 Project that is actively addressing its Year 2000 issues. The project is comprised of four phases: awareness, assessment, action, and anticipation. The awareness phase included the education of Ogden's Board of Directors, management, and staff regarding the Year 2000 issue and Ogden's strategy to address it. The awareness phase of the project is completed. The objective of the project's assessment phase is to inventory and assess the Year 2000 compliance of Ogden's internal information technology and embedded systems, as well as to ascertain the compliance of the products and services provided to Ogden by third parties. Ogden's internal assessment is complete. The assessment of third parties on which Ogden relies for key products and services is considered an iterative process that will continue through the end of 1999. Ogden's action phase includes the prioritization, remediation, and testing of Year 2000 solutions. Ogden is remediating all its mission critical systems, through a series of projects with completion dates between January 1997 and October 1999. The fourth phase of Ogden's Year 2000 Project, the anticipation phase, includes the development and implementation of contingency plans for mission critical business functions. The anticipation phase of the project has begun and is expected to continue throughout 1999.

Ogden has made considerable progress towards Year 2000 compliance, as a result of its initiative to improve access to business information through the implementation of common, integrated computing systems across the operations of Ogden. Early in the process, Ogden adopted the strategy of implementing industry standard compliant packages, rather than remediate the code of its legacy systems. The initiative commenced in 1996, with the replacement of Ogden's domestic administrative systems with the PeopleSoft systems and the upgrade of associated infrastructure. The implementations of these Year 2000 compliant systems are completed. Additional efforts to replace or upgrade the international administrative systems and a variety of key operating systems are on schedule for completion. Ogden has not deferred any specific information technology project as a result of the implementation of the Year 2000 Project.

Costs: The total cost associated with resolving Ogden's Year 2000 issues is not expected to be material to Ogden's financial condition. Based on assessments and remediation plans, the estimated costs of Ogden's Year 2000 Project are $11,200,000. Ogden has spent approximately $2,500,000 to date. Ogden anticipates the majority of its Year 2000 cost will be incurred during the summer months. Ogden implemented a number of systems (e.g., PeopleSoft) as part of its initiative to improve access to key business information. Those costs of implementing those systems are not included in these estimates.

Risks: Ogden believes that the diversity of its business and the implementation of its Year 2000 project will significantly reduce the possibility of interruptions of normal operations. At this point, Ogden believes that its most reasonably likely worst case scenario will result from challenges presented by Year 2000 disruptions experienced by third parties, such as suppliers, customers, utilities, etc. A significant interruption in goods or services provided by such third parties could cause a disruption in normal operations at one or more Ogden facilities. Ogden operates a large number of geographically dispersed sites, has a large supplier base and believes that these factors will mitigate an adverse impact.

Ogden does not believe that the Year 2000 issue will have a material adverse effect on Ogden's financial condition. However, there is inherent uncertainty in the Year 2000 problem which may result in an adverse effect on Ogden's operations. At this time, it is not possible to reasonably quantify the business disruption and costs that may be incurred. Ogden will continue to monitor business conditions with the aim of assessing and quantifying material adverse effects, if any, that result or may result from Year 2000 issues.

Contingency Plans: Ogden's Year 2000 project strategy includes the development of contingency plans for any mission critical business functions determined to be at risk. While Ogden is not presently aware of any significant exposure, there can be no assurances that all Year 2000 remediation processes will be completed and properly tested before the Year 2000, or that contingency plans will sufficiently mitigate the risk of a Year 2000 compliance problem. Ogden has begun the development of its contingency plans. The contingency planning process is ongoing and will continue through 1999 as Ogden obtains relevant Year 2000 compliance information resulting from its internal remediation and testing efforts, as well as from third parties.

Any statements in this communication, including but not limited to the "Year 2000 Issue" discussion, which may be considered to be "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, are subject to certain risk and uncertainties. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and more generally, general economic conditions, including changes in interest rates and the performance of the financial markets; changes in domestic and foreign laws, regulations, and taxes; changes in competition and pricing environments; and regional or general changes in asset valuations.

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

Item 6.  Exhibits and Reports on Form 8-K

                  (a)     Exhibits:

                          2 Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

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

                          10.3     Executive Compensation Plans and Agreements.

                                   (a)    Ogden Corporation 1990 Stock Option
                                          Plan.*

                                          i.   Ogden Corporation 1990 Stock
                                               Option Plan as Amended and
                                               Restated as of January 19, 1994.*

                                          ii.  Amendment adopted and effective
                                               as of September 18, 1997.*

                                   (a)    (a)  Ogden Corporation 1999 Stock
                                               Option Plan.

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

                                   (l)    Ogden Projects Core Executive Benefit
                                          Program.*

                                   (m)    Form of amendments to the Ogden
                                          Projects, Inc. Pension Plan and Profit
                                          Sharing Plans effective as of January
                                          1, 1994.*

                                          i.   Form of amended Ogden Projects
                                               Profit Sharing Plan effective
                                               as of January 1, 1994.*

                                          ii.  Form of amended Ogden Projects
                                               Pension Plan, effective as of
                                               January 1, 1994.*

                                   (n) Ogden Corporation Amended and Restated CEO Formula Bonus Plan.*

                                   (o)    Ogden Key Management Incentive Plan.*

                          10.4     Employment Agreements

                                   (a)    Employment Letter Agreement between
                                          Ogden Corporation and Lynde H. Coit,
                                          Senior Vice President and General
                                          Counsel, dated March 1, 1999.*

                                   (b)    Employment Agreement between R.
                                          Richard Ablon, President, Chairman and
                                          C.E.O., and Ogden dated as of January
                                          1, 1998.*

                                   (c) Separation Agreement between Ogden and Philip G. Husby, Senior Vice President and C.F.O., dated as of September 17, 1998.*

                                   (d)    Employment Agreement between Ogden
                                          Corporation and Ogden's Chief
                                          Accounting Officer dated as of
                                          December 18, 1991.*

                                   (e)    Employment Agreement between Scott G.
                                          Mackin, Executive Vice President and
                                          Ogden Corporation dated as of October
                                          1, 1998.

                                   (f)    Employment Agreement between Ogden
                                          Corporation and David L. Hahn, Senior
                                          Vice President - Aviation, dated
                                          December 1, 1995.*

                                          i.   Letter Amendment to Employment
                                               Agreement between Ogden
                                               Corporation and David L. Hahn,
                                               Senior Vice President - Aviation
                                               effective as of October 1, 1998.*

                                   (g)    Employment Agreement between Ogden
                                          Corporation and Rodrigo Arboleda,
                                          Senior Vice President dated January 1,
                                          1997.*

                                          i.   Letter Amendment to Employment
                                               Agreement between Ogden
                                               Corporation and Rodrigo Arboleda,
                                               Senior Vice President, effective
                                               as of October 1, 1998.*

                                   (h)    Employment Agreement between Ogden
                                          Projects, Inc. and Bruce W. Stone,
                                          dated June 1, 1990.*

                                   (i)    Employment Agreement between Ogden
                                          Corporation and Quintin G. Marshall,
                                          Senior Vice President - Corporate
                                          Development, dated October 30, 1996.*

                                          i.   Letter Amendment to Employment
                                               Agreement between

                                               Ogden Corporation and Quintin G.
                                               Marshall, Senior Vice President -
                                               Corporate Development, effective
                                               as of October 1, 1998.*

                                   (j)    Employment Agreements between Ogden
                                          and Jesus Sainz, Executive Vice
                                          President, effective as of January 1,
                                          1998.*

                                          i.   Letter Amendment to Employment
                                               Agreement between Ogden
                                               Corporation and Jesus Sainz,
                                               Executive Vice President,
                                               effective as of October 1, 1998.*

                                   (k)    Employment Agreement between Alane
                                          Baranello, Vice President - Human
                                          Resources, and Ogden Services
                                          Corporation dated October 28, 1996.*

                                          i.   Letter Amendment to Employment
                                               Agreement between Ogden
                                               Corporation and Alane Baranello,
                                               Vice President - Human Resources,
                                               dated as of October 13, 1998.*

                                   (l)    Employment Agreement between Peter
                                          Allen, Senior Vice President, and
                                          Ogden Corporation dated July 1, 1998.*

                                   (m)    Employment Agreement between Ogden
                                          Corporation and Raymond E. Dombrowski,
                                          Jr., Senior Vice President and C.F.O.,
                                          dated as of September 21, 1998.*

                          10.5 First Amended and Restated Ogden Corporation Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Mission Funding Zeta and Pitney Bowes Credit Corporation.*

                          10.6 Ogden Corporation Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Allstate Insurance Company and Ogden Martin Systems of Huntington Resource Recovery Nine Corp.*

                          11 Detail of Computation of Earnings applicable to Common Stock.

                          27       Financial Data Schedule (EDGAR Filing Only).

* Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.

                  (b)     Reports on Form 8-K

                          A Form 8-K Current Report was filed on March 12, 1999 and is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

                                          OGDEN CORPORATION

                                          (Registrant)

Date: May 14, 1999                        By  /s/ Raymond E. Dombrowski, Jr.
                                              ---------------------------------
                                                   Raymond E. Dombrowski, Jr.
                                                   Senior Vice President
                                                   and Chief Financial
                                                   Officer

Date: May 14, 1999                        By: /s/ Robert M. DiGia
                                              ---------------------------------
                                                   Robert M. DiGia
                                                   Vice President,
                                                   Controller and Chief
                                                   Accounting Officer

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

   10.2           Rights Agreement between Ogden             Filed as Exhibit (10)(h) to Ogden's
                  Corporation and Manufacturers Hanover      Form 10-K for the fiscal year ended
                  Trust Company, dated as of September 20,   December 31, 1990 and incorporated
                  1990 and amended August 15, 1995 to        herein by reference.
                  provide The Bank of New York as
                  successor agent.

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

                       i.  Ogden Corporation 1990            Filed as Exhibit 10.6(b)(i) to Ogden's
                           Stock Option Plan as Amended      Form 10-Q for the quarterly period ended
                           and Restated as of January        September 30, 1994 and incorporated
                           19, 1994.                         herein by reference.

                       ii. Amendment adopted and             Filed as Exhibit 10.7(a)(ii) to Ogden's
                           effective as of                   Form 10-K for fiscal period ended
                           September 18, 1997.               December 31, 1997 and incorporated
                                                             herein by reference.

                  (a)  (a) Ogden Corporation 1999            Transmitted herewith as Exhibit
                           Stock Option Plan.                10.3(a)(a).

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

                       (i)  Ogden Services Corporation       Filed as Exhibit 10.7(d)(I) to Ogden's
                            Select Savings Plan              Form 10-K for the fiscal year ended
                            Amendment and Restatement        December 31, 1994 and incorporated
                            as of January 1, 1995.           herein by reference.

                       (ii) Amendment Number One to          Filed as Exhibit 10.7(c)(ii) to Ogden's
                            the Ogden Services               Form 10-K for the fiscal year ended
                                                             December 31, 1997 and incorporated
                                                             herein by reference.

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

                       i.   Ogden Services Corporation       Filed as Exhibit 10.7(e)(i) to Ogden's
                            Select Savings Plan Trust        Form 10-K for the fiscal year ended
                            Amendment and Restatement        December 31, 1994 and incorporated
                            as of January 1, 1995.           herein by reference.

                  (e)  Ogden Services Corporation            Filed as Exhibit (10)(n) to Ogden's
                       Executive Pension Plan Trust.         Form 10-K for the fiscal year ended
                                                             December 31, 1990 and incorporated
                                                             herein by reference.

                  (f)  Changes effected to the Ogden         Filed as Exhibit (10)(o) to Ogden's
                       Profit Sharing Plan                   Form 10-K for the fiscal year ended
                       effective January 1, 1990.            December 31, 1990 and incorporated
                                                             herein by reference.

                  (g)  Ogden Corporation Profit              Filed as Exhibit 10.8(p) to Ogden's
                       Sharing Plan.                         Form 10-K for fiscal year ended
                                                             December 31, 1992 and incorporated
                                                             herein by reference.

                       (i)  Ogden Profit Sharing Plan        Filed as Exhibit 10.8(p)(i) to Ogden's
                            as amended and restated          Form 10-K for fiscal year ended
                            January 1, 1991 and as           December 31, 1993 and incorporated
                            in effect through                herein by reference.
                            January 1, 1993.

                       (ii) Ogden Profit Sharing Plan        Filed as Exhibit 10.7(p)(ii) to Ogden's
                            as amended and restated          Form 10-K for fiscal year ended
                            effective as of                  December 31, 1994 and incorporated
                            January 1, 1995.                 herein by reference.

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

                  (m)  Form of amendments to the Ogden       Filed as Exhibit 10.8(w) to Ogden's
                       Projects, Inc. Pension Plan           Form 10-K for fiscal year ended
                       and Profit Sharing Plans              December 31, 1993 and incorporated
                       effective as of January 1, 1994.      herein by reference.

                       (i)  Form of amended Ogden            Filed as Exhibit 10.7(w)(i) to
                            Projects Profit Sharing Plan     Ogden's Form 10-K for fiscal year
                            effective as of                  ended December 31, 1994 and
                            January 1, 1994.                 incorporated herein by reference.

                       (ii) Form of amended Ogden            Filed as Exhibit 10.7(w)(ii) to
                            Projects Pension Plan,           Ogden's Form 10-K for fiscal year
                            effective as of                  ended December 31, 1994 and
                            January 1, 1994.                 incorporated herein by reference.

                  (n)  Ogden Corporation Amended             Filed as Exhibit 10.3(n) to Ogden's
                       and Restated CEO Formula              Form 10-K for the fiscal year ended
                       Bonus Plan.                           December 31, 1998 and incorporated
                                                             herein by reference.

                  (o)  Ogden Key Management                  Filed as Exhibit 10.7(p) to Ogden's
                       Incentive Plan.                       Form 10-K for the fiscal year ended
                                                             December 31, 1997 and incorporated
                                                             herein by reference.

10.4              Employment Agreements

                  (a)  Employment Letter Agreement           Filed as Exhibit 10.4(a) to Ogden's
                       between Ogden Corporation and         Form 10-K for the fiscal year ended
                       Lynde H. Coit, Senior Vice            December 31, 1998 and incorporated
                       President and General Counsel         herein by reference.
                       dated March 1, 1999.

                  (b)  Employment Agreement between          Filed as Exhibit 10.3(h) to Ogden's
                       R. Richard Ablon and Ogden            Form 10-Q for the quarterly period
                       dated as of January 1, 1998.          ended June 30, 1998 and incorporated
                                                             herein by reference.

                  (c)  Separation Agreement between          Filed as Exhibit 10.8(c) to Ogden's
                       Ogden Corporation and Philip          Form 10-Q for the quarterly period
                       G. Husby, Senior Vice                 ended September 30, 1998 and
                       President and C.F.O., dated as        incorporated herein by reference.
                       of September 17, 1998.

                  (d)  Employment Agreement between          Filed as Exhibit 10.2(q) to Ogden's
                       Ogden Corporation and Ogden's         Form 10-K for fiscal year ended
                       Chief Accounting Officer dated        December 31, 1991 and incorporated
                       as of December 18, 1991.              herein by reference.


                  (e)  Employment Agreement between          Filed as Exhibit 10.8(e) to Ogden's
                       Scott G. Mackin, Executive            Form 10-Q for the quarter ended
                       Vice President, and Ogden             September 30, 1998 and incorporated
                       Corporation dated as of               herein by reference.
                       October 1, 1998.

                  (f)  Employment Agreement                  Filed as Exhibit 10.8(i) to Ogden's
                       between Ogden Corporation             Form 10-K for fiscal year ended
                       and David L. Hahn, Senior Vice        December 31, 1995 and incorporated
                       President - Aviation, dated           herein by reference.
                       December 1, 1995.

                       i.   Letter Amendment to              Transmitted herewith as Exhibit

                            Employment Agreement             10.8(f)(i) to Ogden's Form 10-Q for
                            between Ogden Corporation        the quarterly period ended
                            and David L. Hahn, effective     September 30, 1998 and
                            as of October 1, 1998.           incorporated herein by reference.

                  (g)  Employment Agreement between          Filed as Exhibit 10.8(j) to Ogden's
                       Ogden Corporation and Rodrigo         Form 10-K for fiscal year ended
                       Arboleda, Senior Vice                 December 31, 1996 and incorporated
                       President dated January 1,            herein by reference.
                       1997.

                       i.   Letter Amendment to              Filed as Exhibit 10.8(g)(i) to Ogden's
                            Employment Agreement             Form 10-Q for the quarterly period ended
                            between Ogden Corporation        September 30, 1998 and incorporated
                            and Rodrigo Arboleda,            herein by reference.
                            Senior Vice President,
                            effective as of
                            October 1, 1998.

                  (h)  Employment Agreement between          Filed as Exhibit 10.8(k) to Ogden's
                       Ogden Projects, Inc. and Bruce        Form 10-K for fiscal year ended
                       W. Stone, dated June 1, 1990.         December 31, 1996 and incorporated
                                                             herein by reference.

                  (i)  Employment Agreement between          Filed as Exhibit 10.8(l) to Ogden's
                       Ogden Corporation and Quintin         Form 10-K for fiscal year ended
                       G. Marshall, Senior Vice              December 31, 1996 and incorporated
                       President dated October 30,           herein by reference.
                       1996.

                       i.   Letter Amendment to Employment   Filed as Exhibit 10.8(i)(i) to Ogden's
                            Agreement between Ogden          Form 10-Q for the quarter ended
                            Corporation and Quintin G.       September 30, 1998 and incorporated
                            Marshall, Senior Vice            herein by reference.
                            President - Corporate
                            Development effective as of
                            October 1, 1998.

                  (j)  Employment Agreements                 Filed as Exhibit 10.8(m) to Ogden's
                       between Ogden and Jesus Sainz,        Form 10-K for the fiscal year ended
                       Executive Vice President,             December 31, 1997 and incorporated
                       effective as of January 1, 1998.      herein by reference.

                       i.   Letter Amendment to              Filed as Exhibit 10.8(j)(i) to Ogden's
                            Employment Agreement             Form 10-Q for the quarter ended

                            between Ogden Corporation        September 30, 1998 and incorporated
                            and Jesus Sainz, Executive       herein by reference.
                            Vice President, effective as of
                            October 1, 1998.

                  (k)  Employment Agreement between          Filed as Exhibit 10.3(m) to Ogden's
                       Alane Baranello, Vice                 Form 10-Q for the quarterly period ended
                       President Human Resources and         June 30, 1998 and incorporated herein
                       Ogden Services Corporation            by reference.
                       dated October 28, 1996.

                       i.   Letter Amendment to Employmen    Filed as Exhibit 10.8(k)(i) to Ogden's
                            Agreement between Ogden          From 10-Q for the quarter ended
                            Corporation and Alane            September 30, 1998 and incorporated
                            Baranello, Vice President -      herein by reference.
                            Human Resources, dated as of
                            October 13, 1998.

                  (l)  Employment Agreement between          Filed herewith as Exhibit 10.3(M)(1)
                       Peter Allen, Senior Vice              to Ogden's Form 10-Q for the quarterly
                       President, and Ogden                  ended June 30, 1998 incorporated
                       Corporation dated July 1,             herein by reference.
                       1998.

                  (m)  Employment Agreement between          Filed as Exhibit 10.4(m) to Ogden's
                       Ogden Corporation and Raymond         Form 10-Q for the quarter ended
                       E. Dombrowski, Jr., Senior            September 30, 1998 and incorporated
                       Vice President and C.F.O.,            herein by reference.
                       dated as of September 21, 1998.

   10.5           First Amended and Restated Ogden           Filed as Exhibit 10.3(b)(i) to Ogden's
                  Corporation Guaranty Agreement made        Form 10-K for fiscal year ended
                  as of January 30, 1992 by Ogden            December 31, 1991 and incorporated
                  Corporation for the benefit of Mission     herein by reference.
                  Funding Zeta and Pitney Bowes Credit.

   10.6           Ogden Corporation Guaranty                 Filed as Exhibit 10.3(b)(iii) to Ogden's
                  Agreement made as of January 30, 1992      Form 10-K for fiscal year ended
                  by Ogden Corporation for the benefit of    December 31, 1991 and incorporated
                  Allstate Insurance Company and Ogden       herein by reference.
                  Martin Systems of Huntington Resource
                  Recovery Nine Corp.

   11             Ogden Corporation and Subsidiaries         Transmitted herewith as Exhibit 11.
                  Detail of Computation of Earnings
                  Applicable to Common Stock.

   27             Financial Data Schedule.                   Transmitted herewith as Exhibit 27.