Form 10-Q
period 1999-06-30
OGDEN CORP
filed 1999-08-16
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
----------

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1999
--------------------------------------------------------------------------------
                                         OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number  1-3122
                       --------

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

Yes |X|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999; 49,218,532 shares of Common Stock, $.50 par value per share.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

                                             FOR THE SIX MONTHS      FOR THE THREE MONTHS
                                                    ENDED                    ENDED
                                                   JUNE 30,                 JUNE 30,
                                           ----------------------    ----------------------
                                              1999        1998         1999         1998
                                           ---------    ---------    ---------    ---------
                                           (In Thousands of Dollars, Except per Share Data)
Service revenues                           $ 557,058    $ 544,440    $ 292,483    $ 284,231
Net sales                                    214,005      259,720      131,066      143,898
Construction revenues                         67,870        7,948       33,769        4,616
Net gain on disposition of businesses         18,431       45,222        3,500       39,710
                                           ---------    ---------    ---------    ---------
   Total revenues                            857,364      857,330      460,818      472,455
                                           ---------    ---------    ---------    ---------

Operating costs and expenses                 425,937      426,924      206,682      231,132
Costs of goods sold                          194,390      243,583      122,573      134,844
Construction costs                            65,209        7,314       32,934        4,381
Selling, administrative and
general expenses                              60,192       59,449       32,356       30,428
Debt service charges                          46,699       50,441       23,936       25,320
                                           ---------    ---------    ---------    ---------
   Total costs and expenses                  792,427      787,711      418,481      426,105
                                           ---------    ---------    ---------    ---------

Consolidated operating income                 64,937       69,619       42,337       46,350
Equity in net income of
investees and joint ventures                   6,231        4,047        2,453        3,194
Interest income                                4,980        7,046        1,813        3,506
Interest expense                             (19,690)     (16,895)     (10,106)      (8,299)
Other income (deductions)-net                  5,267          172        5,108         (117)
                                           ---------    ---------    ---------    ---------

Income before income taxes,
minority interests and the
cumulative effect of change
in accounting principle                       61,725       63,989       41,605       44,634
Less: income taxes                            23,457       24,316       15,811       17,151
      minority interests                       2,755          913          802          423
                                           ---------    ---------    ---------    ---------
Income before cumulative effect of
change in accounting principle                35,513       38,760       24,992       27,060
Cumulative effect of change in
accounting principle (net of
income taxes $1,313)                          (3,820)
                                           ---------    ---------    ---------    ---------
Net Income                                    31,693       38,760       24,992       27,060
                                           ---------    ---------    ---------    ---------

Other comprehensive income,
Net Of Tax:
Foreign currency translation adjustments      (7,357)      (1,375)      (1,152)      (1,114)
Unrealized holding gains(losses) arising
during period                                   (549)         103         (429)          48
                                           ---------    ---------    ---------    ---------
Other comprehensive income                    (7,906)      (1,272)      (1,581)      (1,066)
                                           ---------    ---------    ---------    ---------
Comprehensive income                       $  23,787    $  37,488    $  23,411    $  25,994
                                           =========    =========    =========    =========

BASIC EARNINGS PER SHARE
Income before cumulative
effect of change in
accounting principle                       $     .72    $     .77    $     .51    $     .54
Cumulative effect of change
in accounting principle                         (.07)
                                           ---------    ---------    ---------    ---------
Net Income                                 $     .65    $     .77    $     .51          .54
                                           =========    =========    =========    =========

DILUTED EARNINGS PER SHARE
Income before cumulative effect
of change in accounting principle          $     .71    $     .75    $     .49    $     .52
Cumulative effect of change in
accounting principle                            (.07)
                                           ---------    ---------    ---------    ---------
Net Income                                 $     .64    $     .75    $     .49    $     .52
                                           =========    =========    =========    =========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30,     DECEMBER 31,
                                                     1999           1998
                                                 -----------    -----------
                                                  (In Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents                        $   100,196    $   261,119
Marketable securities available for sale                             44,685
Restricted funds held in trust                       143,834        110,553
Receivables (less allowances: 1999,
$21,889 and 1998, $30,595)                           405,699        394,923
Inventories                                           30,985         31,100
Deferred income taxes                                 49,690         49,327
Other                                                 79,560         62,742
                                                 -----------    -----------
  Total current assets                               809,964        954,449
Property, plant and equipment-net                  2,156,811      1,987,643
Restricted funds held in trust                       175,310        180,922
Unbilled service and other receivables               189,686        173,630
Unamortized contract acquisition costs               195,398        132,818
Goodwill and other intangible assets                 164,626        130,031
Investments in and advances to investees and
 joint ventures                                      239,663        205,702
Other assets                                         159,035        157,648
                                                 -----------    -----------
Total Assets                                     $ 4,090,493    $ 3,922,843
                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current Liabilities:
Notes payable                                    $    25,641    $    45,600
Current portion of long-term debt                     43,513         30,232
Current portion of project debt                       61,849         63,201
Dividends payable                                     15,415         15,403
Accounts payable                                     119,730         94,629
Federal and foreign income taxes payable               9,300         21,776
Accrued expenses, etc.                               295,510        305,942
Deferred income                                       50,890         47,991
                                                 -----------    -----------
  Total current liabilities                          621,848        624,774
Long-term debt                                       497,710        391,287
Project debt                                       1,437,492      1,367,528
Deferred income taxes                                399,968        396,648
Deferred income                                      196,168        201,563
Other liabilities                                    210,141        215,119
Minority interests                                    30,501         28,174
Convertible subordinated debentures                  148,650        148,650
                                                 -----------    -----------
  Total Liabilities                                3,542,478      3,373,743
                                                 -----------    -----------
Shareholders' Equity:
Serial cumulative convertible preferred
stock, par value $1.00 per share; authorized
4,000,000 shares; shares outstanding: 41,316
in 1999 and 42,218 in 1998; net of treasury
shares of 29,820 in 1999 and 1998,respectively            41             43
Common stock, par value $.50 per share;
authorized, 80,000,000 shares; shares
outstanding: 49,218,532 in 1999 and
48,945,989 in 1998, net of treasury
shares of 4,486,603 and 4,561,963 in
1999 and 1998, respectively                           24,609         24,473
Capital surplus                                      179,181        173,413
Earned surplus                                       368,903        367,984
Accumulated other comprehensive income               (24,719)       (16,813)
                                                 -----------    -----------
Total Shareholders' Equity                           548,015        549,100
                                                 -----------    -----------
Total Liabilities and Shareholders' Equity       $ 4,090,493    $ 3,922,843
                                                 ===========    ===========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              Six Months Ended              Year Ended
                                                June 30, 1999           December 31, 1998
                                             Shares      Amounts       Shares      Amounts
                                           ----------------------    ----------------------
                                          (In Thousands of Dollars, Except Per Share Amounts)
Serial Cumulative Convertible Preferred
Stock, Par Value $1.00 Per Share;
Authorized 4,000,000 Shares:
Balance at beginning of period                 72,038   $      73        74,166   $      75
Shares converted into common stock               (902)         (2)       (2,128)         (2)
                                           ----------------------    ----------------------
Total                                          71,136          71        72,038          73
Treasury shares                               (29,820)        (30)      (29,820)        (30)
                                           ----------------------    ----------------------
Balance at end of period (aggregate
 involuntary liquidation value - 1999
  $833)                                        41,316          41        42,218          43
                                           ----------------------    ----------------------

Common Stock, Par Value $.50 Per Share;
Authorized, 80,000,000 Shares:
Balance at beginning of year               53,507,952      26,754    53,430,246      26,715
Exercise of stock options                                                65,000          33
Shares issued for acquisition                 191,800          96
Conversion of preferred shares                  5,383           2        12,706           6
                                           ----------------------    ----------------------
Total                                      53,705,135      26,852    53,507,952      26,754
                                           ----------------------    ----------------------
Treasury shares at beginning of year        4,561,963       2,281     3,135,123       1,568
Purchase of treasury shares                   102,000          51     2,121,100       1,060
Exercise of stock options                    (177,360)        (89)     (694,260)       (347)
                                           ----------------------    ----------------------
Treasury shares at end of period            4,486,603       2,243     4,561,963       2,281
                                           ----------------------    ----------------------

Balance at end of period                   49,218,532      24,609    48,945,989      24,473
                                           ----------------------    ----------------------

Capital Surplus:
Balance at beginning of period                            173,413                   212,383
Exercise of stock options                                   3,323                    16,355
Shares issued for acquisition                               4,904
Purchase of treasury shares                                (2,458)                  (55,321)
Conversion of preferred shares                                 (1)                       (4)
                                                        ---------                 ---------

Balance at end of period                                  179,181                   173,413
                                                        ---------                 ---------

Earned Surplus:
Balance at beginning of period                            367,984                   343,237
Net income                                                 31,693                    86,970
                                                        ---------                 ---------
Total                                                     399,677                   430,207
                                                        ---------                 ---------
Preferred dividends-per share 1999,
$1.6752, 1998, $3.35                                           70                       144
Common dividends-per share 1999, $.625
 1998, $1.25                                               30,704                    62,079
                                                        ---------                 ---------
Total dividends                                            30,774                    62,223
                                                        ---------                 ---------

Balance at end of period                                  368,903                   367,984
                                                        ---------                 ---------

Cumulative Translation Adjustment-Net                     (23,389)                  (16,032)
                                                        ---------                 ---------
Minimum Pension Liability Adjustment                         (716)                     (716)
                                                        ---------                 ---------
Net Unrealized Loss on Securities
 Available For Sale                                          (614)                      (65)
                                                        ---------                 ---------

CONSOLIDATED SHAREHOLDERS' EQUITY                       $ 548,015                 $ 549,100
                                                        =========                 =========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE SIX MONTHS ENDED
                                                             JUNE 30
                                                      ----------------------
                                                         1999         1998
                                                      ---------    ---------
                                                     (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  31,693    $  38,760
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization                            62,361       54,609
Deferred income taxes                                    14,632        9,416
Cumulative effect of change in accounting principle       3,820
Other                                                   (37,784)     (44,694)
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                              (5,225)      17,931
Inventories                                                 808       (2,879)
Other assets                                            (22,329)     (20,097)
Increase (Decrease) in Liabilities:
Accounts payable                                         30,808      (10,359)
Accrued expenses                                         (9,954)     (22,216)
Deferred income                                            (143)     202,504
Other liabilities                                       (33,365)       9,667
                                                      ---------    ---------

Net cash provided by operating activities                35,322      232,642
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business                           19,827       79,857
Proceeds from sale of property, plant and equipment       3,283        1,074
Proceeds from sale of marketable securities
 available for sale                                      44,685
Entities purchased, net of cash acquired               (133,733)
Investments in Energy facilities                        (21,480)     (12,095)
Other capital expenditures                              (50,544)     (53,629)
Decrease (increase) in other receivables                 (7,573)       3,399
Distribution from investees and joint ventures           10,500        3,949
Increases in investments in and advances to
 investees and joint ventures                           (32,187)     (38,438)
Other investing activities                              (10,000)
                                                      ---------    ---------

Net cash used in investing activities                  (177,222)     (15,883)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for Energy facilities                          3,816      118,063
Other new debt                                           96,402       68,192
Increase in funds held in trust                         (27,674)    (205,769)
Payment of debt                                         (58,384)    (107,200)
Dividends paid                                          (30,762)     (31,477)
Purchase of treasury shares                              (2,509)     (22,167)
Proceeds from exercise of stock options                   3,412        9,698
Other financing activities                               (3,324)      (2,858)
                                                      ---------    ---------

Net cash used in financing activities                   (19,023)    (173,518)
                                                      ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            (160,923)      43,241
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        261,119      185,671
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 100,196    $ 228,912
                                                      =========    =========

                       OGDEN CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 1999

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Operations:

Revenues and income from operations (expressed in thousands of dollars) by segment for the six months and three months ended June 30, 1999 and 1998 were as follows:

Information Concerning                         Six Months Ended           Three Months Ended
Business Segments                                   June 30,                    June 30,
                                            ---------------------------------------------------
                                              1999          1998          1999          1998
Revenues:
Entertainment                               $ 255,642     $ 218,032     $ 150,059     $ 124,701
Aviation                                      114,828       198,503        58,689       118,217
Energy                                        449,453       389,453       232,385       206,245
Other                                          37,441        51,342        19,685        23,292
                                            ---------     ---------     ---------     ---------

Total Revenues                                857,364       857,330       460,818       472,455
                                            ---------     ---------     ---------     ---------

Income (Loss) from Operations:
Entertainment                                  10,469        14,816         8,446         9,145
Aviation                                       18,108        37,493         9,147        29,883
Energy                                         48,057        38,597        31,243        23,020
Other                                          (2,627)         (706)       (1,352)         (694)
                                            ---------     ---------     ---------     ---------

Total Income from Operations                   74,007        90,200        47,484        61,354

Equity in net income (loss) of investees
   and joint ventures:
Entertainment                                  (2,623)       (2,436)       (1,256)       (1,348)
Aviation                                        2,910        (2,264)        1,235        (3,292)
Energy                                          5,944         8,747         2,474         7,834
Other                                              --            --            --            --
                                            ---------     ---------     ---------     ---------

Total                                          80,238        94,247        49,937        64,548
Corporate unallocated expenses - net           (3,803)      (20,409)          (39)      (15,121)
Corporate interest - net                      (14,710)       (9,849)       (8,293)       (4,793)
                                            ---------     ---------     ---------     ---------

Income Before Income Taxes and
   Minority Interests                       $  61,725     $  63,989     $  41,605     $  44,634
                                            =========     =========     =========     =========

Revenues for the first six months of 1999 were $34,000 higher than the comparable period of 1998. This was primarily due to an increase of $60,000,000 in the Energy segment chiefly associated with an increase of $59,900,000 in construction revenues primarily reflecting increased activity in the Environmental group and in Waste-to-Energy retrofits, increased revenues in the Independent Power group overseas operations primarily reflecting operations acquired in 1999 and a gain on the sale of a joint venture interest. These increases were partially offset by lower revenue in Waste-to-Energy chiefly associated with the closing of the Lawrence, Massachusetts facility and the amortization of the prepayment of a power sales agreement, and in the Environmental group reflecting lower activity in domestic and Spanish operations. The Entertainment segment's revenues were $37,600,000 higher primarily due to the acquisition of Casino Iguazu in late 1998, five Water Park attractions in 1999, increased activity in amphitheater concert operations, the gain on the sale of certain contracts as well as a gain associated with the renegotiation of a management contract at Arrowhead Pond, partially offset by lower activity in food and beverage operations at several shopping mall locations. These increases in Energy and Entertainment revenues were offset by a decrease of $83,700,000 in the Aviation segments' revenues chiefly associated with the sale of inflight catering operations in June 1998 which had revenues of $68,300,000 in 1998 and an adjusted gain on the sale of $36,400,000 in the first six months of 1998, partially offset by the acquisition of the Flight Services Group in March 1999, Hong Kong operations which commenced in the third quarter of 1998, and increased activity in European and Domestic ground services and fueling operations. The Other segments' revenues decreased $13,900,000 chiefly associated with lower activity at Datacom (formerly Atlantic Design) and on government contracts.

Consolidated operating income for the first six months of 1999 was $4,700,000 lower than the comparable period of 1998 primarily due to lower income from operations in the Aviation segment of $19,400,000 primarily reflecting the adjusted gain on the sale of the inflight catering operations in the second quarter of 1998 reduced by provisions for restructuring European operations, certain legal claims and other charges in 1998 which were partially offset by increased activity in domestic ground handling and fueling operations and in international operations as well as the acquisition of the Flight Services Group in March 1999. The Entertainment segment's income from operations was $4,400,000 lower chiefly associated with losses incurred at several site based locations (Tinseltown, Casino Iguazu and American Wilderness), start up losses at several shopping malls and certain fees received in 1998, partially offset by gain on the renegotiation of the management contract at Arrowhead Pond of $6,025,000, and the gain on the sale of certain amphitheater contracts of $7,200,000. The Other segments' income from operations was $1,900,000 lower primarily reflecting additional income recognized in 1998 on the sale of Facility Services operations which were sold in 1997, partially offset by lower operating losses in 1999 at Datacom. These reductions in income from operations for the Aviation, Entertainment and Other segments were partially offset by an increase of $9,500,000 in the Energy segment income from operations primarily due to an increase of $17,700,000 in Independent Power operations chiefly associated with a gain of $4,800,000 on the sale of a joint venture interest, adjustments of $9,000,000 associated with the acquisition of the remaining 50% interest in a joint venture and increased income in certain operations of $3,500,000. These increases were partially offset by lower income of $5,100,000 in Waste-to-Energy chiefly associated with the closing of the Lawrence facility, reduced activity at several other facilities, the amortization of the prepayment of a power sales agreement and a gain in 1998 of $9,000,000 on the sale of a power sales agreement partially offset by a gain of $9,300,000 on the renegotiation of a facility contract in 1999. Environmental operations had lower income of $3,100,000 reflecting decreased foreign and domestic activity.

Debt service charges decreased $3,700,000 primarily due to lower debt outstanding on various facilities caused by redemption, refinancing and maturities of bonds. The Energy segment had interest rate swap agreements entered into as hedges against interest rate exposure on adjustable rate project debt that resulted in additional debt service expense of $1,141,000 and $355,000 for the six months ended June 30, 1999 and 1998, respectively. Two of these interest rate swap agreements were terminated in the third and fourth quarters of 1998.

Corporate unallocated expenses - net for the six months ended June 30, 1999 were $16,600,000 lower than the comparable period of 1998. This decrease primarily reflects restructuring costs, certain litigation and proxy related charges provided for in the second quarter of 1998 and other income reflecting a gain of $5,100,000 on the sale of an investment in June 1999.

Interest income for the six months ended June 30, 1999 was $2,100,000 lower than the comparable period of 1999 primarily reflecting the repayment of loans to customers and joint ventures, notes received from the sale of various operations, and interest received in 1998 on state tax refunds. Interest expense was $2,800,000 higher chiefly associated with increased borrowings relating to overseas and domestic acquisition and expansion activities. Ogden has one interest rate swap agreement covering a notional amount of $2,400,000 which expires November 30, 2000 and was entered into to convert Ogden's variable rate debt to a fixed rate. Another swap agreement expired December 16, 1998 and was entered into to convert Ogden's fixed rate $100,000,000 9.25% debentures to a variable rate. Additional interest expense relating to these swap agreements was not significant in the first six months of 1998 and 1999, respectively.

Equity in income of investees and joint ventures for the six months ended June 30, 1999 was $2,200,000 higher than the comparable period of 1998 primarily reflecting increased earnings in Aviation joint ventures which were affected by the write off of start-up costs at Argentina and Colombia joint ventures in 1998 partially offset by decreased earnings of Pacific Energy Inc. joint ventures, which included the buy out of an energy sales agreement with respect to a 50% joint venture in 1998.

The effective income tax rate for the first six months of 1999 and 1998 was 38% for both periods.

Revenues for the three months ended June 30, 1999 were $11,600,000 lower than the comparable period of 1998. This decrease was primarily due to a decrease of $59,500,000 in the Aviation segment chiefly associated with the sale of the inflight catering business in June 1998 which had revenues of $35,100,000 in 1998 and an adjusted gain on the sale of $36,400,000 partially offset by the acquisition of Flight Services Group in March 1999, the start up of Hong Kong operations in late 1998 and increased activity in ground services operations. The Other segment's revenues were $3,600,000 lower primarily reflecting reduced activity at Datacom. These decreases in the Aviation and Other segments' revenues were partially offset by an increase of $26,100,000 in the Energy segment chiefly associated with an increase of $29,200,000 in construction revenues primarily reflecting increased activity in the Environmental Group and in Waste-to-Energy retrofits and an increase of $7,400,000 in Independent Power operations chiefly associated with operations acquired in 1999. These increases were partially offset by reduced operating activity in Waste-to-Energy operations chiefly associated with the closing of the Lawrence facility and the amortization of the prepayment of a power sales agreement and in the Environmental group reflecting lower activity in domestic and foreign operations. The Entertainment segment's revenues were $25,400,000 higher primarily reflecting increased concert activity, the acquisition of several new contracts, Casino Iguazu, four Water Parks and the gain on the sale of certain Amphitheater contracts.

Consolidated operating income for the three months ending June 30, 1999 was $4,000,000 lower than the comparable period of 1998. The Aviation segment's income from operations was $20,700,000 lower primarily reflecting the adjusted gain on the sale of inflight catering operations in June 1998 reduced by provisions for restructuring European operations, certain legal claims and other charges partially offset by increased activity in domestic and international fueling and ground services operations and the acquisition of Flight Services Group. The Entertainment segment's income from operations was $700,000 lower chiefly associated with losses incurred at several site based locations (Tinseltown, Casino Iguazu, American Wilderness) and certain fees and bad debt recovery in 1998 partially offset by the gain on the sale of certain Amphitheater contracts. The Other segment's income from operations was $700,000 lower primarily reflecting charges relating to the sale of Facility Services, partially offset by increased margins at Datacom. These reductions in the Entertainment, Aviation and Other segments were partially offset by an increase in income from operations of $8,200,000 in the Energy segment chiefly associated with an increase of $13,300,000 in Independent Power group's income from operations reflecting adjustments of $9,000,000 associated with the acquisition of the remaining 50% of a joint venture, and increased operating income in certain subsidiaries, partially offset by decreased operating income of $5,300,000 in the Waste-to-Energy group primarily reflecting the closing of the Lawrence facility, the amortization of the prepayment of a power sales agreement and a gain of $9,300,000 on the renegotiation of a facility contract in 1999 partially offset by a gain in 1998 of $9,000,000 on the sale of a power sales agreement and lower income of $1,500,000 in Environmental operations reflecting lower domestic activity and a loss in Spanish operations.

Debt service charges decreased $1,400,000 due primarily to lower debt outstanding on various facilities caused by redemption, refinancing and maturities of bonds. The Energy segment had interest rate swap agreements entered into as hedges against interest rate exposure on adjustable rate project debt that resulted in additional debt service expense of $413,000 and $108,000 for the three months ended June 30, 1999 and 1998, respectively. Two of these interest rate swap agreements were terminated in the third and fourth quarters of 1998.

Corporate unallocated expenses - net for the three months ended June 30, 1999 were $15,100,000 lower than the comparable period of 1998. This decrease primarily reflects restructuring costs, certain litigation and proxy related charges provided for in the second quarter of 1998 and other income reflecting a gain of $5,100,000 on the sale of an investment in June 1999.

Interest income for the three months ended June 30, 1999 was $1,700,000 lower than the comparable period of 1998 primarily reflecting the repayment of loans by customers and joint ventures, notes received from the sale of various operations and interest received in 1998 on state tax refunds. Interest expense was $1,800,000 higher primarily reflecting increased borrowings relating to overseas and domestic acquisitions and expansion activity. Ogden had one interest rate swap agreement covering a notional amount of $2,400,000 which expires November 30, 2000 and was entered into to convert Ogden's variable rate debt to a fixed rate. Another swap agreement expired December 16, 1998. Additional interest expense relating to these swap agreements was not significant for the three months ended June 30, 1999 and 1998, respectively.

Equity in net income of investees and joint ventures for the three months ended June 30, 1999 was $700,000 lower than the comparable period of 1998 chiefly associated with the operations of Pacific Energy joint ventures which included the buy out of an energy sales agreement with respect to a 50% joint venture in 1998, partially offset by increased income in Aviation overseas joint ventures which were affected by the write off of start-up costs at Argentina and Colombia joint ventures in 1998.

The effective income tax rate for the three months ended June 30, 1999 was 38% compared with 38.4% for the comparable period of 1998. This decrease of .4% was chiefly associated with an increase in non-deductible permanent items for U.S. purposes.

Capital Investment and Commitments: For the six months ended June 30, 1999, capital investments amounted to $72,000,000, of which $21,400,000, inclusive of restricted funds transferred from funds held in trust, was for Energy facilities and $50,600,000 was for normal replacement and growth in Entertainment ($37,100,000), Aviation ($5,600,000), Energy ($6,900,000), and Other
($1,000,000) operations.

At June 30, 1999, capital commitments amounted to $164,600,000, which included $107,100,000 for normal replacement, modernization, and growth in Entertainment ($93,000,000), Aviation ($3,400,000), and Energy ($10,700,000) operations.

Energy also has a commitment to pay, in 2008, $10,600,000 for a service contract extension at a waste-to-energy facility. Also included was $46,900,000 for Energy's coal-fired power project in the Philippines, a natural gas-fired power plant in Bangladesh, and an investment in a joint venture, reflecting $25,200,000 for the remaining mandatory equity contributions, $5,700,000 for contingent equity contributions, and $16,000,000 for standby letters of credit in support of debt service reserve requirements. Funding for the remaining mandatory equity contributions is being provided through bank credit facilities, which must be repaid in June 2000 through December 2001. The Corporation also has a $7,300,000 contingent equity contribution in Entertainment ($2,500,000) and Aviation ($4,800,000) joint ventures. The Corporation has entered into an agreement to acquire Volume Services of America, Inc. for a purchase price of $127,000,000 plus approximately $215,000,000 in assumed debt subject to all regulatory approvals and certain other conditions. A non-refundable payment of $10,000,000 was made on the signing of this agreement. In addition, compliance with the standards and guidelines under the Clean Air Act Amendments of 1990 may require further Energy capital expenditures of approximately $40,000,000 through December 2000 subject to the final time schedules determined by the individual states in which the Corporation's waste-to-energy facilities are located.

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

During 1994, a subsidiary of Ogden entered into a 30-year facility management contract, pursuant to which it agreed to advance funds to a customer, and if necessary, to assist the customer's refinancing of senior secured debt incurred in connection with the construction of the facility. Ogden is obligated to purchase such senior secured debt in the amount of $97,050,000 on December 23, 2002, if the debt is not refinanced prior to that time. Ogden is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer on December 23, 2002. At June 30, 1999, the amount outstanding was $51,625,000. In addition, on June 30, 1999, the Corporation has guaranteed $3,400,000 of senior secured term debt of an affiliate and principal tenant of this customer and has guaranteed up to $3,400,000 of the tenant's secured revolving debt. In addition, Ogden is obligated to purchase $20,381,000 of the tenant's secured subordinated indebtedness on January 29, 2004, if such indebtedness has not been repaid or refinanced prior to that time. Ogden has guaranteed approximately $4,000,000 of borrowings of a joint venture in which

Ogden has an equity interest. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

Liquidity/Cash Flow: Net cash provided from operating activities was $197,300,000 lower than the comparable period of 1998 primarily reflecting a decrease in deferred income of $202,600,000 chiefly associated with the prepayment of a power sales agreement for the Haverhill waste-to-energy plant in 1998. Net cash used in investing activities increased $161,300,000 primarily reflecting the purchase of Energy operations in the Philippines and Thailand and the remaining 50% interest in a joint venture as well as the Flight Services group and five Water Parks in the United States and Brazil amounting to $133,700,000, a decrease in proceeds from sale of businesses of $57,800,000, an increase in capital expenditures of $6,300,000, an increase of $10,000,000 in other investments, partially offset by the proceeds from the sale of marketable securities of $44,700,000. Net cash used in financing activities was $154,500,000 lower primarily reflecting a reduction of funds held in trust of $178,100,000 chiefly associated with the prepayment of a power sales agreement in 1998, and a decrease of $19,700,000 for the purchase of treasury shares partially offset by a net decrease of $37,200,000 in debt chiefly associated with acquisitions and $6,300,000 lower proceeds from the exercise of stock options.

Exclusive of changes in Energy facility construction activities and the contracts discussed herein, the Corporation's other types of contracts are not expected to have a material effect on liquidity. Cash required for investing and financing activities is expected to be satisfied from operating activities; available funds, including short-term investments; proceeds from the sale of noncore businesses; proceeds from the sale of debt or equity securities; and the Corporation's unused credit facilities to the extent needed. Debt service associated with project debt of waste-to-energy facilities, which is an explicit component of a client community's obligation under its service agreement, is paid as it is billed and collected.

At June 30, 1999, the Corporation had $100,200,000 in cash and cash equivalents and unused revolving credit lines of $160,000,000.

In 1998, Ogden's Board of Directors authorized the purchase of shares of the Corporation's common stock in an amount up to $200,000,000. Through June 30, 1999, 2,223,000 shares of common stock were purchased for $58,891,000.

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

State of Readiness - Ogden has established a Year 2000 Project that is actively addressing its Year 2000 issues. The project is comprised of four phases: awareness, assessment, action, and anticipation. The awareness phase included the education of the Corporation's Board of Directors, management, and staff regarding the Year 2000 issue and the Corporation's strategy to address the problem. The awareness phase of the project is completed. The objective of the project's assessment phase is to inventory and assess the Year 2000 compliance of Ogden's internal information technology and embedded systems, as well as to ascertain the compliance of the products and services provided to the Corporation by third parties. Ogden's internal assessment is complete. The assessment of third parties on which the Corporation relies for key products and services is now considered an iterative process that will continue through the end of 1999. Ogden's action phase includes the prioritization, remediation, and testing of Year 2000 solutions. The Corporation is performing the remediation of all its mission critical systems, through a series of projects with completion dates between January 1997 and November 1999. This phase is winding down. The fourth phase of Ogden's Year 2000 Project, the anticipation phase, includes the development and implementation of contingency plans for mission critical business functions. The anticipation phase of the project has begun and is expected to continue throughout 1999.

Ogden has made considerable progress towards Year 2000 compliance, as a result of it's initiative to improve access to business information through the implementation of common, integrated computing systems across the operations of the Corporation. Early in the process, Ogden adopted the strategy of implementing industry standard compliant packages, rather than remediate the code of its legacy systems. This initiative commenced in 1996, with the replacement of Ogden's domestic administrative systems with the PeopleSoft systems and the upgrade of associated infrastructure. The implementations of these Year 2000 compliant systems are completed. Additional efforts to replace or upgrade the international administrative systems and a variety of key operating systems are on schedule for completion. Ogden has not deferred any specific information technology project as a result of the implementation of the Year 2000 Project.

Costs - The total cost associated with resolving the Corporation's Year 2000 issues is not expected to be material to the Company's financial condition. Based on the assessments and remediation plans, the estimated costs of the Company's Year 2000 Project are $11,200,000. Ogden has spent $4,500,000 to date, and anticipates the majority of the cost being incurred during the summer months. Because of Ogden's strategy to implement or upgrade a number of systems (e.g., PeopleSoft) as part of its initiative to improve access to key business information, those costs of implementation are not included in these estimates.

Risks - The Securities and Exchange Commission requires that public companies forecast the most reasonably likely worst case Year 2000 scenario. Based on the assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company operates a large number of geographically dispersed sites and has a large supplier base and believes that these factors will mitigate any adverse impact. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate.

The Company has identified that a significant disruption in the supply chain represents the most reasonably likely worst case Year 2000 scenario. Potential sources of risk include (a) the inability of principal suppliers and providers, to be Year 2000 ready, which could result in delays in deliveries from such suppliers and (b) disruption of the Company's ability to provide products and services as a result of a general failure of systems and necessary infrastructure such as electricity supply. The Company is preparing contingency plans around an assumed period of disruption to the supply chain, to reduce the impact of significant failure.

Contingency Plans - Ogden's Year 2000 project strategy includes the development of contingency plans for any mission critical business functions determined to be at risk. While Ogden is not presently aware of any significant exposure, there can be no assurances that all Year 2000 remediation processes will be completed and properly tested before the Year 2000, or that contingency plans will sufficiently mitigate the risk of a Year 2000 compliance problem. Ogden has begun the development of its contingency plan. The contingency planning process is an ongoing one which will continue through 1999 as Ogden obtains relevant Year 2000 compliance information resulting from its internal remediation and testing efforts, as well as from third parties.

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

Item 4. Submission of Matters to a Vote of Security Holders

            (a) The Annual Meeting of Shareholders of Ogden Corporation was held on May 20, 1999.

            (b)    Name of Each Director Elected      Name of Each other
                   -----------------------------      Director whose Term of
                                                      Office Continued
                                                      ------------------

                   George L. Farr                     David M. Abshire    (2000)
                   Jeffrey F. Friedman                Norman G. Einspruch (2000)
                   Helmut Volcker                     Attallah Kappas     (2000)
                                                      Homer A. Neal       (2000)
                                                      R. Richard Ablon    (2001)
                                                      Judith D. Moyers    (2001)
                                                      Robert E. Smith     (2001)
                                                      Anthony J. Bolland  (2001)

            (c)(i) Proposal 1: Election of three directors for a three year term.

                   Name                      Votes For          Votes Withheld
                   ----                      ---------          --------------

                   George L. Farr            37,078,380         5,981,507
                   Jeffrey F. Friedman       37,076,743         5,983,144
                   Helmut Volcker            37,071,842         5,988,045


              (ii) Proposal 2: Proposal to amend Section 6. of Ogden's
                   Restated Certificate of Incorporation to eliminate the provisions for the classification of Ogden's Board of Directors.

                   For            Against       Abstain     Broker Non-Votes
                   ---            -------       -------     ----------------
                   34,831,709     2,387,468     208,576     5,644,110

             (iii) Proposal 3: Approval of the Ogden 1999 Stock Option Plan.

                   For            Against       Abstain     Broker Non-Votes
                   ---            -------       -------     ----------------
                   32,167,824     5,003,586     256,343     5,644,110

              (iv) Proposal 4: Approval of the CEO Formula Bonus Plan.

                   For            Against       Abstain     Broker Non-Votes
                   ---            -------       -------     ----------------
                   39,072,044     3,689,019     310,800            -0-

               (v) Proposal 5: Ratification of the selection of Deloitte &
                   Touche LLP as independent public accountants of the corporation and its subsidiaries for the year 1999:

                   For            Against       Abstain     Broker Non-Votes
                   ---            -------       -------     ----------------
                   42,670,661     283,357       117,845            -0-

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

                  10.3  Executive Compensation Plans and Agreements.

                        (a)   Ogden Corporation 1990 Stock Option Plan.*

                              (i) Ogden Corporation 1990 Stock Option Plan as Amended and Restated as of January 19, 1994.*

                              (ii)  Amendment adopted and effective as of
                                    September 18, 1997.*

                        (a)   (a)   Ogden Corporation 1999 Stock Option Plan, as
                                    amended.

                        (b)   Ogden Services Corporation Executive Pension
                              Plan.*

                        (c) Ogden Services Corporation Select Savings Plan Amendment and Restatement as of January 1, 1995.*

                              (i) Amendment Number One to the Ogden Services Corporation Select Savings Plan as amended and restated January 1, 1995, effective January 1, 1998.*

                        (d) Ogden Services Corporation Select Savings Plan Trust Amendment and Restatement as of January 1, 1995.*

                        (e) Ogden Services Corporation Executive Pension Plan Trust.*

                              (i) Ogden Services Corporation Executive Pension Plan Trust Amendment Number One.

                        (f) Changes effected to the Ogden Profit Sharing Plan effective January 1, 1990.*

                        (g) Ogden Profit Sharing Plan as amended and restated effective as of January 1, 1995.*

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

                  10.4  Employment Agreements

                        (a) Employment Letter Agreement between Ogden Corporation and Lynde H. Coit, Senior Vice President and General Counsel, dated March 1, 1999.*

                        (b) Employment Agreement between R. Richard Ablon, President, Chairman and C.E.O., and Ogden dated as of January 1, 1998.*

                        (c) Separation Agreement between Ogden and Philip G. Husby, Senior Vice President and C.F.O., dated as of September 17, 1998.*

                        (d) Employment Agreement between Scott G. Mackin, Executive Vice President and Ogden Corporation dated as of October 1, 1998.*

                        (e) Employment Agreement between Ogden Corporation and David L. Hahn, Senior Vice President - Aviation, dated December 1, 1995.*

                              (i) Letter Amendment to Employment Agreement between Ogden Corporation and David L. Hahn, Senior Vice President - Aviation effective as of October 1, 1998.*

                        (f) Employment Agreement between Ogden Corporation and Rodrigo Arboleda, Senior Vice President dated January 1, 1997.*

                              (i) Letter Amendment to Employment Agreement between Ogden Corporation and Rodrigo Arboleda, Senior Vice President, effective as of October 1, 1998.*

                        (g) Employment Agreement between Ogden Projects, Inc. and Bruce W. Stone, dated June 1, 1990.*

                        (h) Employment Agreement between Ogden Corporation and Quintin G. Marshall, Senior Vice President - Corporate Development, dated October 30, 1996.*

                              (i) Letter Amendment to Employment Agreement between Ogden Corporation and Quintin G.

                                    Marshall, Senior Vice President - Corporate
                                    Development, effective as of October 1,
                                    1998.*

                        (i) Employment Agreements between Ogden and Jesus Sainz, Executive Vice President, effective as of January 1, 1998.*

                              (i) Letter Amendment to Employment Agreement between Ogden Corporation and Jesus Sainz, Executive Vice President, effective as of October 1, 1998.*

                        (j) Employment Agreement between Alane Baranello, Vice President - Human Resources, and Ogden Services Corporation dated October 28, 1996.*

                              (i) Letter Amendment to Employment Agreement between Ogden Corporation and Alane Baranello, Vice President - Human Resources, dated as of October 13, 1998.*

                        (k) Employment Agreement between Peter Allen, Senior Vice President, and Ogden Corporation dated July 1, 1998.*

                        (l) Employment Agreement between Ogden Corporation and Raymond E. Dombrowski, Jr., Senior Vice President and C.F.O., dated as of September 21, 1998.*

                  10.5 Stock Purchase Agreement among Volume Services America Holdings, Inc.; BCP Volume L.P.; BCP Offshore Volume L.P.; Recreational Services L.L.C.; VSI Management Direct L.P.; General Electric Capital Corporation; and Ogden Entertainment, Inc., dated June 24, 1999.

                  11    Detail of Computation of Earnings applicable to Common
                        Stock.

                  27    Financial Data Schedule (EDGAR Filing Only).

      Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.

            (b)   Reports on Form 8-K

                  A Form 8-K Current Report was filed on June 28, 1999 and is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

                                         OGDEN CORPORATION
                                         (Registrant)


Date: August 16, 1999                    By  /s/ Raymond E. Dombrowski, Jr.
                                             -------------------------------
                                                 Raymond E. Dombrowski, Jr.
                                                 Senior Vice President
                                                 and Chief Financial
                                                 Officer

Date: August 16, 1999                    By: /s/ William J. Metzger
                                             -------------------------------
                                                 William J. Metzger
                                                 Vice President and
                                                 Chief Accounting Officer

                                  EXHIBIT INDEX

 EXHIBIT
   NO.      DESCRIPTION OF DOCUMENT             FILING INFORMATION
   ---      -----------------------             ------------------

   2        Plan of Acquisition, Reorganization Arrangement, Liquidation or
            Succession.

   2.1      Agreement and Plan of               Filed as Exhibit 2 to
            Merger, dated as of October         Ogden's Form S-4
            31, 1989, among Ogden, ERCI         Registration Statement File
            Acquisition Corporation and         No. 33-32155, and
            ERC International Inc.              incorporated herein by
                                                reference.

   2.2      Agreement and Plan of Merger        Filed as Exhibit (10)(x) to
            among Ogden Corporation, ERC        Ogden's Form 10-K for the
            International Inc., ERC             fiscal year ended December
            Acquisition Corporation and         31, 1990 and incorporated
            ERC Environmental and Energy        herein by reference.
            Services Co., Inc. dated as
            of January 17, 1991.

   2.3      Amended and Restated                Filed as Exhibit 2 to
            Agreement and Plan of Merger        Ogden's Form S-4
            among Ogden Corporation, OPI        Registration Statement File
            Acquisition Corporation sub.        No. 33-56181 and
            and Ogden Projects, Inc.            incorporated herein by
            dated as of September 27,           reference.
            1994.

   3        Articles of Incorporation
            and By-Laws.

   3.1      Ogden's Restated Certificate        Filed as Exhibit (3)(a) to
            of Incorporation as amended.        Ogden's Form 10-K for the
                                                fiscal year ended December
                                                31, 1988 and incorporated
                                                herein by reference.

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

   4        Instruments Defining Rights
            of Security Holders.

 EXHIBIT
   NO.      DESCRIPTION OF DOCUMENT             FILING INFORMATION
   ---      -----------------------             ------------------

   4.1      Fiscal Agency Agreement             Filed as Exhibits (C)(3) and
            between Ogden and Bankers           (C)(4) to Ogden's Form 8-K
            Trust Company, dated as of          filed with the Securities
            June 1, 1987 and Offering           and Exchange Commission on
            Memorandum dated June 12,           July 7, 1987 and
            1987, relating to U.S. $85          incorporated herein by
            million Ogden 6% Convertible        reference.
            Subordinated Debentures, Due
            2002.

   4.2      Fiscal Agency Agreement             Filed as Exhibit (4)to
            between Ogden and Bankers           Ogden's Form S-3
            Trust Company, dated as of          Registration Statement filed
            October 15, 1987, and               with the Securities and
            Offering Memorandum, dated          Exchange Commission on
            October 15, 1987, relating          December 4, 1987,
            to U.S. $75 million Ogden           Registration No. 33-18875,
            5-3/4% Convertible                  and incorporated herein by
            Subordinated Debentures, Due        reference.
            2002.

   4.3      Indenture dated as of March         Filed as Exhibit (4)(C) to
            1, 1992 from Ogden                  Ogden's Form 10-K for fiscal
            Corporation to The Bank of          year ended December 31,
            New York, Trustee, relating         1991, and incorporated
            to Ogden's $100 million debt        herein by reference.
            offering.

   10       Material Contracts

   10.1(a)  U.S. $95 million Term Loan          Filed as Exhibit 10.6 to
            and Letter of Credit and            Ogden's Form 10-Q for the
            Reimbursement Agreement             quarterly period ended March
            among Ogden, the Deutsche           31, 1997 and incorporated
            Bank AG, New York Branch and        herein by reference.
            the signatory Banks thereto,
            dated March 26, 1997.

   10.1(b)  $200 million Credit                 Filed as Exhibit 10.1(i) to
            Agreement among Ogden, The          Ogden's Form 10-Q for the
            Bank of New York as Agent           quarterly period ended June
            and the signatory Lenders           30, 1997 and incorporated
            thereto, dated as of June           herein by reference.
            30, 1997.

   10.2     Rights Agreement between            Filed as Exhibit (10)(h) to
            Ogden Corporation and               Ogden's Form 10-K for the
            Manufacturers Hanover Trust         fiscal year ended December
            Company, dated as of                31, 1990 and incorporated
            September 20, 1990 and              herein by reference.
            amended August 15, 1995 to
            provide The Bank of New York
            as successor agent.

   10.3     Executive Compensation Plan and Agreements.

            (a)   Ogden Corporation 1990        Filed as Exhibit (10)(j) to
                  Stock Option Plan.            Ogden Form 10-K for the
                                                fiscal year ended December
                                                31, 1990 and incorporated
                                                herein by reference.

                  (i)   Ogden                   Filed as Exhibit 10.6(b)(i)
                        Corporation 1990        to Ogden's Form 10-Q for the
                        Stock Option            quarterly period ended
                        Plan as Amended         September 30, 1994 and
                        and Restated as         incorporated herein by
                        of January 19,          reference.
                        1994.

                  (ii)  Amendment               Filed as Exhibit 10.7(a)(ii)
                        adopted and             to Ogden's Form 10-K for
                        effective as of         fiscal period ended December
                        September 18,           31, 1997 and incorporated
                        1997.                   herein by reference.

            (a)   (a)   Ogden Corporation       Transmitted herewith as
                        1999 Stock Option       Exhibit 10.3(a)(a).
                        Plan, as amended.

            (b)   Ogden Services                Filed as Exhibit (10)(k) to
                  Corporation Executive         Ogden's Form 10-K for the
                  Pension Plan.                 fiscal year ended December
                                                31, 1990 and incorporated
                                                herein by reference.

            (c)   Ogden Services                Filed as Exhibit 10.7(d)(I)
                  Corporation Select            to Ogden's Form 10-K for the
                  Savings Plan Amendment        fiscal year ended December
                  and Restatement as of         31, 1994 and incorporated
                  January 1, 1995.              herein by reference.

                  (i)   Amendment Number        Filed as Exhibit 10.7(c)(ii)
                        One to the Ogden        to Ogden's Form 10-K for the
                        Services                fiscal year ended December
                        Corporation             31, 1997 and incorporated
                        Select Savings          herein by reference.
                        Plan as Amended
                        and Restated
                        January 1, 1995,
                        effective
                        January 1, 1998.

            (d)   Ogden Services                Filed as Exhibit 10.7(e)(i)
                  Corporation Select            to Ogden's Form 10-K for the
                  Savings Plan Trust            fiscal year ended December
                  Amendment and                 31, 1994 and incorporated
                  Restatement as of             herein by reference.
                  January 1, 1995.

            (e)   Ogden Services                Filed as Exhibit (10)(n) to
                  Corporation Executive         Ogden's Form 10-K for the
                  Pension Plan Trust.           fiscal year ended December
                                                31, 1990 and incorporated
                                                herein by reference.

                  (i)   Ogden Services          Transmitted herewith as
                        Corporation             Exhibit 10.3(e)(i).
                        Executive
                        Pension Plan
                        Trust Amendment
                        Number One.

            (f)   Changes effected to           Filed as Exhibit (10)(o) to
                  the Ogden Profit              Ogden's Form 10-K for the
                  Sharing Plan effective        fiscal year ended December
                  January 1, 1990.              31, 1990 and incorporated
                                                herein by reference.

            (g)   Ogden Profit Sharing          Filed as Exhibit 10.7(p)(ii)
                  Plan as amended and           to Ogden's Form 10-K for
                  restated effective as         fiscal year ended December
                  of January 1, 1995.           31, 1994 and incorporated
                                                herein by reference.

            (h)   Ogden Corporation Core        Filed as Exhibit 10.8(q) to
                  Executive Benefit             Ogden's Form 10-K for fiscal
                  Program.                      year ended December 31, 1992
                                                and incorporated herein by
                                                reference.

            (i)   Ogden Projects Pension        Filed as Exhibit 10.8(r) to
                  Plan.                         Ogden's Form 10-K for fiscal
                                                year ended December 31, 1992
                                                and incorporated herein by
                                                reference.

            (j)   Ogden Projects Profit         Filed as Exhibit 10.8(s) to
                  Sharing Plan.                 Ogden's Form 10-K for fiscal
                                                year ended December 31, 1992
                                                and incorporated herein by
                                                reference.

            (k)   Ogden Projects                Filed as Exhibit 10.8(t) to
                  Supplemental Pension          Ogden's Form 10-K for fiscal
                  and Profit Sharing            year ended December 31, 1992
                  Plans.                        and incorporated herein by
                                                reference.

            (l)   Ogden Projects Core           Filed as Exhibit 10.8(v) to
                  Executive Benefit             Ogden's Form 10-K for fiscal
                  Program.                      year ended December 31, 1992
                                                and incorporated
                                                herein by reference.

            (m)   Form of amendments to         Filed as Exhibit 10.8(w) to
                  the Ogden Projects,           Ogden's Form 10-K for fiscal
                  Inc. Pension Plan and         year ended December 31, 1993
                  Profit Sharing Plans          and incorporated herein by
                  effective as of               reference.
                  January 1, 1994.

                  (i)   Form of amended         Filed as Exhibit 10.7(w)(i)
                        Ogden Projects          to Ogden's Form 10-K for
                        Profit Sharing          fiscal year ended December
                        Plan effective          31, 1994 and incorporated
                        as of January 1,        herein by reference.
                        1994.

                  (ii)  Form of amended         Filed as Exhibit 10.7(w)(ii)
                        Ogden Projects          to Ogden's Form 10-K for
                        Pension Plan,           fiscal year ended December
                        effective as of         31, 1994 and incorporated
                        January 1, 1994.        herein by reference.

            (n)   Ogden Corporation             Filed as Exhibit 10.3(n) to
                  Amended and Restated          Ogden's Form 10-K for the
                  CEO Formula Bonus             fiscal year ended December
                  Plan.                         31, 1998 and incorporated
                                                herein by reference.

            (o)   Ogden Key Management          Filed as Exhibit 10.7(p) to
                  Incentive Plan.               Ogden's Form 10-K for the
                                                fiscal year ended December
                                                31, 1997 and incorporated
                                                herein by reference.

   10.4     Employment Agreements

            (a)   Employment Letter             Filed as Exhibit 10.4(a) to
                  Agreement between             Ogden's Form 10-K for the
                  Ogden Corporation and         fiscal year ended December
                  Lynde H. Coit, Senior         31, 1998 and incorporated
                  Vice President and            herein by reference.
                  General Counsel dated
                  March 1, 1999.

            (b)   Employment Agreement          Filed as Exhibit 10.3(h) to
                  between R. Richard            Ogden's Form 10-Q for the
                  Ablon and Ogden dated         quarterly period ended June
                  as of January 1, 1998.        30, 1998 and incorporated
                                                herein by reference.

            (c)   Separation Agreement          Filed as Exhibit 10.8(c) to
                  between Ogden                 Ogden's Form 10-Q for the
                  Corporation and Philip        quarterly period ended
                  G. Husby, Senior Vice         September 30, 1998 and
                  President and C.F.O.,         incorporated herein by
                  dated as of                   reference.

                  September 17, 1998.

            (d)   Employment Agreement          Filed as Exhibit 10.2(q) to
                  between Ogden                 Ogden's Form 10-K for fiscal
                  Corporation and               year ended December 31, 1991
                  Ogden's Chief                 and incorporated herein by
                  Accounting Officer            reference.
                  dated as of December
                  18, 1991.

            (e)   Employment Agreement          Filed as Exhibit 10.8(e) to
                  between Scott G.              Ogden's Form 10-Q for the
                  Mackin, Executive Vice        quarter ended September 30,
                  President, and Ogden          1998 and incorporated herein
                  Corporation dated as          by reference.
                  of October 1, 1998.

            (f)   Employment Agreement          Filed as Exhibit 10.8(i) to
                  between Ogden                 Ogden's Form 10-K for fiscal
                  Corporation and David         year ended December 31, 1995
                  L. Hahn, Senior Vice          and incorporated herein by
                  President - Aviation,         reference.
                  dated December 1,
                  1995.

                  (i)   Letter Amendment        Filed as Exhibit 10.8(f)(i)
                        to Employment           to Ogden's Form 10-Q for the
                        Agreement               quarterly period ended
                        between Ogden           September 30, 1998 and
                        Corporation and         incorporated herein by
                        David L. Hahn,          reference.
                        effective as of
                        October 1, 1998.

            (g)   Employment Agreement          Filed as Exhibit 10.8(j) to
                  between Ogden                 Ogden's Form 10-K for fiscal
                  Corporation and               year ended December 31, 1996
                  Rodrigo Arboleda,             and incorporated herein by
                  Senior Vice President         reference.
                  dated January 1, 1997.

                  (i)   Letter Amendment        Filed as Exhibit 10.8(g)(i)
                        to Employment           to Ogden's Form 10-Q for the
                        Agreement               quarterly period ended
                        between Ogden           September 30, 1998 and
                        Corporation and         incorporated herein by
                        Rodrigo                 reference.
                        Arboleda, Senior
                        Vice President,
                        effective as of
                        October 1, 1998.

            (h)   Employment Agreement          Filed as Exhibit 10.8(k) to
                  between Ogden                 Ogden's Form 10-K for fiscal
                  Projects, Inc. and            year ended December 31, 1996
                  Bruce W. Stone, dated         and incorporated herein by
                  June 1, 1990.                 reference.

            (i)   Employment Agreement          Filed as Exhibit 10.8(l) to
                  between Ogden                 Ogden's Form 10-K for fiscal
                  Corporation and               year ended December 31, 1996
                  Quintin G. Marshall,          and incorporated herein by
                  Senior Vice President         reference.
                  dated October 30,
                  1996.

                  (i)   Letter Amendment        Filed as Exhibit 10.8(i)(i)
                        to Employment           to Ogden's Form 10-Q for the
                        Agreement               quarter ended September 30,
                        between Ogden           1998 and incorporated herein
                        Corporation and         by reference.
                        Quintin G.
                        Marshall, Senior
                        Vice President -
                        Corporate
                        Development
                        effective as of
                        October 1, 1998.

            (j)   Employment Agreements         Filed as Exhibit 10.8(m) to
                  between Ogden and             Ogden's Form 10-K for the
                  Jesus Sainz, Executive        fiscal year ended December
                  Vice President,               31, 1997 and incorporated
                  effective as of               herein by reference.
                  January 1, 1998.

                  (i)   Letter Amendment        Filed as Exhibit 10.8(j)(i)
                        to Employment           to Ogden's Form 10-Q for the
                        Agreement               quarter ended September 30,
                        between Ogden           1998 and incorporated herein
                        Corporation and         by reference.
                        Jesus Sainz,
                        Executive Vice
                        President,
                        effective as of
                        October 1, 1998.

            (k)   Employment Agreement          Filed as Exhibit 10.3(m) to
                  between Alane                 Ogden's Form 10-Q for the
                  Baranello, Vice               quarterly period ended June
                  President - Human             30, 1998 and incorporated
                  Resources and Ogden           herein by reference.
                  Services Corporation
                  dated October 28,
                  1996.

                  (i)   Letter Amendment        Filed as Exhibit 10.8(k)(i)
                        to Employment           to Ogden's From 10-Q for the
                        Agreement               quarter ended September 30,
                        between Ogden           1998 and incorporated herein
                        Corporation and         by reference.
                        Alane Baranello,
                        Vice President -
                        Human Resources,
                        dated as of
                        October 13,
                        1998.

            (l)   Employment Agreement          Filed herewith as Exhibit
                  between Peter Allen,          10.3(M)(1) to Ogden's Form
                  Senior                        10-Q for the

                  Vice President, and           quarterly ended June 30,
                  Ogden Corporation             1998 incorporated herein
                  dated July 1, 1998.           by reference.


            (m)   Employment Agreement          Filed as Exhibit 10.4(m) to
                  between Ogden                 Ogden's Form 10-Q for the
                  Corporation and               quarter ended September 30,
                  Raymond E. Dombrowski,        1998 and incorporated herein
                  Jr., Senior Vice              by reference.
                  President and C.F.O.,
                  dated as of September
                  21, 1998.

   10.5     Stock Purchase Agreement            Transmitted herewith as
            among Volume Services               Exhibit 10.5.
            America Holdings, Inc.; BCP
            Volume L.P.; BCP Offshore
            Volume L.P.; Recreational
            Services L.L.C.; VSI
            Management Direct L.P.;
            General Electric Capital
            Corporation; and Ogden
            Entertainment, Inc., dated
            as of June 24, 1999.

   11       Ogden Corporation and               Transmitted herewith as
            Subsidiaries Detail of              Exhibit 11.
            Computation of Earnings
            Applicable to Common Stock.

   27       Financial Data Schedule.            Transmitted herewith as
                                                Exhibit 27.