Form 10-Q
period 1999-09-30
OGDEN CORP
filed 1999-11-19
CIK 73902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                                 -----------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------------

Commission file number    1-3122
                        ---------------------------------------------------

                               OGDEN CORPORATION
             (Exact name of registrant as specified in its charter)

      DELAWARE                                 13-5549268
-------------------------------       ------------------------------------
(State or other jurisdiction of       I.R.S. Employer Identification
 incorporation or organization)       Number)


              TWO PENNSYLVANIA PLAZA, NEW YORK, NEW YORK  10121
              ------------------------------------------  -----
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

Yes  X         No
   ----           ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999; 49,465,891 shares of Common Stock, $.50 par value per share.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

                                             FOR THE NINE MONTHS    FOR THE THREE MONTHS
                                                     ENDED                 ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                            ---------------------   -------------------
                                              1999          1998       1999       1998
                                            --------      -------   ---------   -------
                                          (In Thousands of Dollars, Except per Share Data)
Service revenues                           $ 595,787    $ 585,658   $ 208,165 $ 190,615
Net sales                                     39,975       52,853      13,437    16,505
Construction revenues                        101,091       18,460      33,221    10,512
Net gain on disposition of businesses          5,664        1,469         800
                                            --------     --------    --------  --------
   Total revenues                            742,517      658,440     255,623   217,632
                                            --------     --------    --------  --------

Operating costs and expenses                 416,637      390,210     150,212   119,824
Costs of goods sold                           43,791       62,044      14,652    17,063
Construction costs                            97,332       16,863      32,123     9,549
Selling, administrative and
general expenses                              63,165       71,675      20,103    21,299
Debt service charges                          70,879       77,390      24,180    26,949
                                            --------     --------    --------  --------
   Total costs and expenses                  691,804      618,182     241,270   194,684
                                            --------     --------    --------  --------

Consolidated operating income                 50,713       40,258      14,353    22,948
Equity in net income of
investees and joint ventures                   9,372       10,478       3,428     1,731
Interest income                                3,605        9,315         808     4,573
Interest expense                             (25,411)     (24,723)     (9,038)   (7,970)
Other income (deductions)-net                  5,137          432         (37)      147
                                             -------      -------    --------  --------
Income before income taxes, minority
interests, income (loss) from discontinued
operations and the cumulative effect of
change in accounting principle                43,416       35,760       9,514    21,429
Less: income taxes                            11,558       10,780         525     5,934
      minority interests                       3,178        2,165         636     1,436
                                            --------      -------   ---------   -------

Income from continuing operations             28,680       22,815       8,353    14,059
Income (loss) from discontinued operations
(net of income taxes, YTD, 1999, $15,022,
1998,$31,708; QTR, 1999, $2,598, 1998,
$12,238)                                        (883)      44,100     (16,069)   14,096
Cumulative effect of change in accounting
principle (net of income taxes of $1,313)     (3,820)
                                            --------      -------   ---------   -------
Net Income (Loss)                             23,977       66,915      (7,716)   28,155
                                            --------     --------      ------   -------
Other Comprehensive Income, Net Of Tax:
Foreign currency translation adjustments      (5,577)      (1,292)      1,780        83
Unrealized holding gains(losses) arising
during period                                   (320)        (106)        229      (209)
Less: reclassification adjustment for
gains included in net income                    (666)                    (666)
                                            --------      -------   ---------   -------
Other comprehensive income                    (6,563)      (1,398)      1,343      (126)
                                           ---------     --------   ---------  --------
Comprehensive income                       $  17,414     $ 65,517    $ (6,373) $ 28,029
                                           =========     ========   =========  ========

BASIC EARNINGS PER SHARE
Income from continuing operations          $    .59      $    .45    $    .17  $    .28
Income (loss) from discontinued operations     (.02)          .88        (.33)      .29
Cumulative effect of change
in accounting principle                        (.08)
                                            --------      -------   ---------   -------
Net Income (Loss)                          $    .49      $   1.33    $   (.16) $    .57
                                           ========      ========    ========  ========

DILUTED EARNINGS PER SHARE
Income from continuing operations          $    .58     $    .45    $    .17  $     .28
Income (loss) from discontinued operations     (.02)         .86        (.33)       .28
Cumulative effect of change in
accounting principle                           (.08)
                                            --------      -------   ---------   -------
Net Income (Loss)                          $    .48     $   1.31    $   (.16) $     .56
                                           ========     ========    ========  =========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1999             1998
                                                  -----------      -----------
                                                   (In Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents                         $   119,125      $   181,169
Marketable securities available for sale                                44,685
Restricted funds held in trust                        108,676          110,553
Receivables (less allowances: 1999,
$13,711 and 1998, $18,130)                            287,371          274,307
Inventories                                            18,548           20,162
Deferred income taxes                                  48,881           47,921
Other                                                  65,304           48,102
Net assets of discontinued operations                 530,880          468,508
                                                  -----------      -----------
  Total current assets                              1,178,785        1,195,407
Property, plant and equipment-net                   1,823,073        1,736,241
Restricted funds held in trust                        168,428          180,922
Unbilled service and other receivables                177,935          159,409
Unamortized contract acquisition costs                111,941           69,260
Goodwill and other intangible assets                   44,120           41,935
Investments in and advances to investees and
 joint ventures                                       178,834          149,663
Other assets                                           83,859          113,115
                                                  -----------      -----------
Total Assets                                      $ 3,766,975      $ 3,645,952
                                                  ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current Liabilities:
Current portion of long-term debt                 $    41,276      $    21,888
Current portion of project debt                        56,946           63,201
Dividends payable                                                       15,403
Accounts payable                                       75,032           50,550
Federal and foreign income taxes payable               12,604           21,776
Accrued expenses, etc.                                234,160          232,607
Deferred income                                        46,140           45,090
                                                  -----------      -----------
  Total current liabilities                           466,158          450,515
Long-term debt                                        418,081          348,594
Project debt                                        1,432,061        1,367,528
Deferred income taxes                                 392,095          393,568
Deferred income                                       193,759          201,563
Other liabilities                                     139,876          160,728
Minority interests                                     30,939           25,706
Convertible subordinated debentures                   148,650          148,650
                                                  -----------      -----------
  Total Liabilities                                 3,221,619        3,096,852
                                                  -----------      -----------
Shareholders' Equity:
Serial cumulative convertible preferred stock, par
value $1.00 per share; authorized 4,000,000 shares;
shares outstanding: 39,632 in 1999 and 42,218 in
1998; net of treasury shares of 29,820 in 1999
and 1998                                                   40               43
Common stock, par value $.50 per share;authorized,
80,000,000 shares; shares outstanding: 49,465,891
in 1999 and 48,945,989 in 1998, net of treasury
shares of 4,425,103 and 4,561,963 in 1999 and 1998,
respectively                                           24,733           24,473
Capital surplus                                       182,806          173,413
Earned surplus                                        361,153          367,984
Accumulated other comprehensive income                (23,376)         (16,813)
                                                  -----------      -----------
Total Shareholders' Equity                            545,356          549,100
                                                  -----------      -----------
Total Liabilities and Shareholders' Equity        $ 3,766,975      $ 3,645,952
                                                  ===========      ===========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                              Nine Months Ended          Year Ended
                                              September 30, 1999      December 31, 1998
                                              Shares      Amounts     Shares      Amounts
                                              ------      -------     ------      -------
                                          (In Thousands of Dollars, Except Per Share Amounts)
Serial Cumulative Convertible Preferred
Stock, Par Value $1.00 Per Share;
Authorized 4,000,000 Shares:
Balance at beginning of period                  72,038  $     73        74,166  $     75
Shares converted into common stock              (2,586)       (3)       (2,128)       (2)
                                            ----------    ------    ----------    ------
Total                                           69,452        70        72,038        73
Treasury shares                                (29,820)      (30)      (29,820)      (30)
                                            ----------    ------    ----------    ------
Balance at end of period (aggregate
 involuntary liquidation value - 1999
  $799)                                         39,632        40        42,218        43
                                            ----------    ------    ----------    ------
Common Stock, Par Value $.50 Per Share;
Authorized, 80,000,000 Shares:
Balance at beginning of period              53,507,952    26,754    53,430,246    26,715
Exercise of stock options                      175,801        88        65,000        33
Shares issued for acquisition                  191,800        96
Conversion of preferred shares                  15,441         8        12,706         6
                                            ----------    ------    ----------    ------
Total                                       53,890,994    26,946    53,507,952    26,754
                                            ----------    ------    ----------    ------
Treasury shares at beginning of period       4,561,963     2,281     3,135,123     1,568
Purchase of treasury shares                    102,000        51     2,121,100     1,060
Exercise of stock options                     (238,860)     (119)     (694,260)     (347)
                                            ----------    ------    ----------    ------
Treasury shares at end of period             4,425,103     2,213     4,561,963     2,281
                                            ----------    ------    ----------    ------
Balance at end of period                    49,465,891    24,733    48,945,989    24,473
                                            ----------    ------    ----------    ------
Capital Surplus:
Balance at beginning of period                           173,413                 212,383
Exercise of stock options                                  6,952                  16,355
Shares issued for acquisition                              4,904
Purchase of treasury shares                               (2,458)                (55,321)
Conversion of preferred shares                                (5)                     (4)
                                                         -------                 -------
Balance at end of period                                 182,806                 173,413
                                                         -------                 -------
Earned Surplus:
Balance at beginning of period                           367,984                 343,237
Net income                                                23,977                  86,970
                                                        --------                --------
Total                                                    391,961                 430,207
                                                        --------                --------
Preferred dividends-per share 1999,
$2.5128, 1998, $3.35                                         104                     144
Common dividends-per share 1999, $.625
 1998, $1.25                                              30,704                  62,079
                                                        --------                --------
Total dividends                                           30,808                  62,223
                                                        --------                --------
Balance at end of period                                 361,153                 367,984
                                                        --------                --------
Cumulative Translation Adjustment-Net                    (21,609)                (16,032)
                                                        --------                --------
Minimum Pension Liability Adjustment                        (716)                   (716)
                                                        --------                --------
Net Unrealized Loss on Securities
 Available For Sale                                       (1,051)                    (65)
                                                        --------                --------
CONSOLIDATED SHAREHOLDERS' EQUITY                       $545,356                $549,100
                                                        ========                ========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                                      1999        1998
                                                    --------    ---------
                                                  (In Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 23,977    $  66,915
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities of
Continuing Operations:
Loss (income) from discontinued operations               883      (44,100)
Depreciation and amortization                         65,553       58,925
Deferred income taxes                                  3,500       19,051
Cumulative effect of change in accounting principle    3,820
Other                                                (18,954)      (4,146)
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                          (20,301)      10,436
Inventories                                            1,614        1,436
Other assets                                              77       (9,666)
Increase (Decrease) in Liabilities:
Accounts payable                                      22,316       (7,800)
Accrued expenses                                     (11,156)       4,863
Deferred income                                        1,072      196,263
Other liabilities                                    (30,779)      13,678
                                                    --------    ---------

Net cash provided by operating activities of
continuing operations                                 41,622      305,855
                                                    --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business                         9,760
Proceeds from sale of property, plant and equipment    3,061          135
Proceeds from sale of marketable securities
 available for sale                                   59,438
Proceeds from sale of investment                       5,138
Entities purchased, net of cash acquired             (69,494)
Investments in Energy facilities                     (27,906)     (15,991)
Other capital expenditures                           (14,418)      (9,003)
Decrease in other receivables                            846        2,865
Distributions from investees and joint ventures       10,510        6,058
Increase in investment in and advances to
 investees and joint ventures                        (33,278)     (24,688)
                                                   ---------    ---------

Net cash used in investing activities of
continuing operations                                (56,343)     (40,624)
                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for Energy facilities                     135,110      267,303
Other new debt                                        87,769       30,254
Decrease in funds held in trust                       14,364        5,397
Payment of debt                                     (170,845)    (312,272)
Dividends paid                                       (46,210)     (47,150)
Purchase of treasury shares                           (2,509)     (48,916)
Proceeds from exercise of stock options                4,892       14,032
Other                                                 (3,868)      (4,287)
                                                   ---------    ---------
Net cash provided by (used in) financing
activities of continuing operations                   18,703      (95,639)
                                                   ---------    ---------
Net cash used in discontinued operations             (66,026)     (20,763)
                                                   ---------    ---------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     (62,044)     148,829
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     181,169      144,724
                                                   ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 119,125    $ 293,553
                                                   =========    =========

                       OGDEN CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999



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

On January 1, 1999 the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP established accounting standards for these costs and requires they generally be expensed as incurred. The effect of the adoption of this SOP was a charge of $3,820,000 net of income taxes of $1,313,000 recorded as a cumulative effect of change in accounting principle in the accompanying financial statements.

On September 17, 1999 the Company announced that it intended to sell its Aviation and Entertainment businesses and on September 29, 1999 the Board of Directors of the Company formally adopted a plan for discontinuing the operations of its Aviation and Entertainment units which were previously reported as separate business segments.

As a result of the adoption of this plan, the presentation of the financial results have been reclassified in the accompanying financial statements to show these operations as discontinued and the prior periods have been restated.

Net sales and income (loss) from discontinued operations are as follows:

                                              NINE MONTHS ENDED             THREE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                          --------------------------     --------------------------
                                             1999           1998            1999           1998
                                          -----------    -----------     -----------    -----------
                                                         (In Thousands of Dollars)
  Revenues                                  $624,126       $640,003        $253,656       $223,481
                                          -----------    -----------     -----------    -----------
  Income (Loss) Before Income Taxes
     and Minority Interests                 $ 15,465       $ 76,052        $(12,358)       $26,394
  Income Taxes                                15,022         31,708           2,598         12,238
  Minority Interests                           1,326            244           1,113             60
                                          -----------    -----------     -----------    -----------
  Income (Loss) from
     Discontinued Operations                 $ (883)        $44,100      $ (16,069)        $14,096
                                          ===========    ===========     ===========    ===========

Net assets of discontinued operations are as follows:

                                                     SEPTEMBER 30,              DECEMBER 31,
                                                         1999                       1998
                                                     --------------            ---------------
                                                            (In Thousands of Dollars)
  Current Assets                                        $ 243,397                 $226,953
  Noncurrent Assets                                       712,176                  520,576
  Current Liabilities                                    (251,571)                (173,662)
  Noncurrent Liabilities                                 (173,122)                (105,359)
                                                     -------------            -------------
  Net Assets of Discontinued Operations                 $ 530,880                 $468,508
                                                     =============            =============

The accompanying financial statements for prior periods have been reclassified as to certain amounts to conform with the 1999 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS:

Revenues and income from continuing operations by segment for the nine months and the three months ended September 30, 1999 and 1998 were as follows:


                                                   NINE MONTHS ENDED             THREE MONTHS ENDED
Information Concerning                               SEPTEMBER 30,                  SEPTEMBER 30,
Business Segments                              --------------------------    ----------------------------
                                                  1999           1998           1999            1998
                                               -----------    -----------    -----------     ------------
                                                               (In Thousands of Dollars)
Revenues:
Energy                                          $ 685,407      $ 585,228      $ 235,954        $ 195,775
Other                                              57,110         73,212         19,669           21,857
                                               -----------    -----------    -----------     ------------
Total Revenues                                  $ 742,517      $ 658,440      $ 255,623        $ 217,632
                                               -----------    -----------    -----------     ------------
Income (Loss) from Continuing
Operations:
Energy                                           $ 65,861       $ 69,323       $ 17,804         $ 30,726
Other                                              (2,140)        (1,830)           431           (1,114)
                                               -----------    -----------    -----------     ------------
Total                                              63,721         67,493         18,235           29,612

Equity in net income of investees
  and joint ventures:
Energy                                              9,372         10,478          3,428            1,731
                                               -----------    -----------    -----------     ------------
Total                                              73,093         77,971         21,663           31,343
Corporate unallocated expenses - net               (7,871)       (26,803)        (3,919)          (6,517)
Interest - net                                    (21,806)       (15,408)        (8,230)          (3,397)
                                               -----------    -----------    -----------     ------------
Income from Continuing Operations
  Before Income Taxes, Minority
  Interests, Income (Loss) from
  Discontinued Operations and Cumulative
  Effect of Change in Accounting Principle       $ 43,416       $ 35,760        $ 9,514         $ 21,429
                                               ===========    ===========    ===========     ============

OVERVIEW


As a result of the adoption of the plan to discontinue the operations of the Entertainment and Aviation businesses, the Company's financial statement presentation has changed. Segment information for two units previously reflected under the segment headings "Energy" and "Other" are now reported as Continuing Operations and will continue to be reported under those headings. Results previously reported under the segment headings "Entertainment" and "Aviation" are now reported as Discontinued Operations.

The Company has engaged financial advisors to assist in the sale of the discontinued operations. Management expects this process to take approximately nine months to complete. While based upon a number of assumptions and judgments, and although no guarantees can be given, management believes, based upon multiples of earnings, cash flows and revenues for comparable businesses, that these dispositions will, in the aggregate after costs of disposition, be at book value or greater.


REVENUES FROM CONTINUING OPERATIONS


Revenues from Continuing Operations were $255.6 million for the quarter ended September 30, 1999, an increase of $38 million as compared with $217.6 million for the comparable period in 1998. For the nine-month period ended September 30, 1999, Revenues from Continuing Operations were $742.5 million, an increase of $84.1 million as compared with $658.4 million for the comparable period in 1998.

The $38 million increase in revenues for the quarter ended September 30, 1999 is primarily related to increases in the Energy segment of approximately $40 million. These increases were partially offset by declines in revenues of approximately $2 million in the Other Segment. The Energy segment increase is attributable to increases at various waste-to-energy facilities amounting to approximately $4 million and an increase in construction revenues from waste-to-energy facility retrofits of $3 million. The Company anticipates that retrofit activity will decline during 2000 as facilities attain compliance with the Clean Air Act Amendments of 1990, which is mandated by the end of 2000. Revenues also increased by approximately $19 million in the Independent Power group primarily reflecting new projects that became operational in 1999 and the consolidation of a plant as a result of the acquisition of an additional 50% interest in the second quarter of 1999, and by $9 million in construction revenues related to the construction of a potable water treatment plant. Revenues at Ogden Environmental and Energy Services (OEES) increased by $5 million as a result of an increase in construction revenues of $11 million, partially offset by a decrease of $6 million in service revenues from the environmental consulting business due mainly to management focusing on the heavy construction business as opposed to the consulting business. The decline in revenues in the Other Segment of $2 million is mainly due to lower orders from a major customer of Datacom (formerly Atlantic Design) partially offset by an increase in revenues from government contracts.

The $84.1 million increase in revenues for the nine months ended September 30, 1999 compared to the same period in 1998 was principally attributable to the Energy segment which increased by approximately $100 million partially offset by a decrease in revenues of $16 million from the Other Segment. The Energy segment showed an increase in construction revenues from waste-to-energy facility retrofits of $25 million, partially offset by a net decrease in service revenues at various waste-to-energy facilities of approximately $6 million. This $6 million decrease is primarily attributable to a reduction of $18.7 million at the Lawrence, Massachusetts facility resulting from a gain recognized in the second quarter of 1998 on the buyout of a power sales agreement and decreases attributable to the closing of the Lawrence facility, also in the second quarter of 1998. These decreases were offset by increases at various other locations, primarily at the Union County, New Jersey facility which increased by $11.1 million as a result of a new service agreement negotiated in the third quarter of 1998. The Company anticipates that retrofit construction revenue will decline during 2000 as facilities attain compliance with the Clean Air Act Amendments of 1990, which is mandated by the end of 2000. The Independent
Power group's revenues increased $34 million related to new plants that became operational in 1999, the consolidation of a plant as a result of the acquisition of an additional 50% interest in the second quarter of 1999, and a gain of approximately $5.7 million on the sale of an ownership interest in a joint venture. In addition, revenues increased by $16 million related to the construction of a potable water treatment plant. Revenues at OEES increased $31 million due to an increase in construction revenues of $42 million, offset by a decrease in service revenues from the environmental consulting business of $11 million due mainly to management focusing on the heavy construction business as opposed to the consulting business. These increases were offset by a decrease in the revenues from the Other Segment of $16 million, chiefly attributable to lower orders from a major customer of Datacom partially offset by an increase in revenues from government contracts.


CONSOLIDATED OPERATING INCOME FROM CONTINUING OPERATIONS


Consolidated operating income from continuing operations for the three-month and nine-month periods ended September 30, 1999 were $14.4 million and $50.7 million respectively, as compared with $22.9 million and $40.3 million for the comparable periods in 1998.

Consolidated operating income for the three months ended September 30, 1999 decreased by approximately $8.5 million from the comparable period of 1998. The Energy segment's operating income for the three months ended September 30, 1999 decreased $12.9 million as compared to the three months ended September 30, 1998. The decrease in operating income is primarily due to an $8 million gain in connection with a payment received for the termination and restructuring of a waste-to-energy facility operating contract in the 1998 period; a charge of $3.3 million associated with the write-off of certain air pollution control equipment being replaced with equipment designed to conform to the Clean Air Act Amendments of 1990; an increase in overhead and development expenses of $3.8 million in the Independent Power group; and a higher loss at OEES of $1.6 million principally related to the construction business; partially offset by an increase of $1.7 million in income from retrofit construction, and increased operating income from new plants that became operational in 1999 of $2.3 million. Operating income in the Other Segment increased $1.5 million due to reduced overhead costs and new government contracts.

Consolidated operating income for the nine months ended September 30, 1999 increased by $10.4 million as compared to the nine months ended September 30, 1998. The Energy segment's operating income for the nine months ended September 30, 1999 decreased $3.5 million as compared to the nine months ended September 30, 1998. The decrease in operating income is primarily due to a $16.7 million decrease due to closure of the Lawrence facility in 1998, reduced activity at various waste-to-energy facilities and amortization of the prepayment of a power sales agreement. Operating income also decreased due to an $8 million gain in connection with a payment received for the termination and restructuring of a waste-to-energy facility operating contract in the 1998 period; a write-off of $3.3 million related to certain air pollution control equipment being replaced with equipment designed to conform to the Clean Air Act Amendments of 1990; and an increase in overhead and development expenses of $3.8 million in the Independent Power group. Also, OEES's operating loss increased $5.4 million due to increased losses in the environmental consulting business of $2.8 million and losses incurred in the construction business of $2.6 million. These decreases were partially offset by a gain of $9.3 million in connection with a payment received for the termination and restructuring of another waste-to-energy facility operating contract in the 1999 period, an increase in retrofit construction income of $3.7 million, adjustments of $9.0 million associated with the acquisition of the remaining 50% interest in a joint venture, increased income of $5.3 million primarily related to new projects that became operational in 1999, a $5.7 million gain on the sale of a joint venture interest and increased income related to construction of a potable water treatment plant of $700,000.

Debt service charges were $2.8 million and $6.5 million lower for the three-month and nine-month periods ended September 30, 1999, respectively, compared with the same periods in 1998 due mainly to lower project debt outstanding on various facilities caused by redemption, refinancing and maturity of bonds. The Energy segment had interest rate swap agreements entered into as hedges against interest rate exposure on adjustable rate project debt that resulted in additional debt service expense of $1.6 million and $847,000 for the nine months ended September 30, 1999 and 1998, respectively, and $426,000 and $492,000 for the three-month periods ended September 30, 1999 and 1998, respectively. Two of these interest rate swap agreements were terminated in the third and fourth quarters of 1998 leaving only one remaining.

Corporate unallocated expenses-net were $2.6 million and $18.9 million lower than the comparable three and nine-month periods in 1998. The reductions for the three-month period were attributable principally to termination of the Executive Pension Plan, gain on the sale of pension plan assets and the absence of a year-end bonus provision, while the nine-month reduction reflects the absence of certain restructuring costs, certain litigation and proxy-related charges provided for in 1998, a gain of $5.1 million on the sale of an investment in June of 1999, as well as the items discussed above which impacted the three-month period.


INTEREST INCOME AND EXPENSE


Interest income from continuing operations decreased $3.8 million for the three months ended September 30, 1999 compared to the same period in 1998, due mainly to lower average cash invested in 1999, receipt of payment of certain receivables, and interest received in the 1998 period on state tax refunds. Interest income from continuing operations decreased $5.7 million for the nine months ended September 30, 1999 compared with the same period in 1998, due primarily to lower average cash invested. Average cash invested was lower in 1999 than in 1998 primarily due to cash used for acquisitions, including acquisitions relating to discontinued operations, purchases of property, plant and equipment, common stock repurchases, and dividends.

Interest expense from continuing operations increased $1.1 million and $700,000 for the three-month and nine-month periods ended September 30, 1999, respectively, compared to the same periods in 1998, due mainly to interest on additional borrowings at the Energy segment and interest on borrowings under the Company's revolving credit facility. Ogden has one interest rate swap agreement covering a notional amount of $2 million which expires November 30, 2000 and was entered into to convert Ogden's variable rate debt to a fixed rate. Another swap agreement expired December 16, 1998 and was entered into to convert Ogden's fixed rate $100 million 9.25% debentures to a variable rate. Additional interest expense relating to these swap agreements was not significant in the nine-month and three-month periods ended September 30, 1999 and 1998.


EQUITY IN NET INCOME OF INVESTEES AND JOINT VENTURES


Equity in net income of investees and joint ventures for the three-month and nine-month periods ended September 30, 1999 increased $1.7 million and decreased $1.1 million, respectively, compared to the comparable periods of 1998. The increase in the three-month period is due mainly to increased earnings at Pacific Energy joint ventures, primarily Mammoth Geothermal.
The decrease in the nine-month period is due mainly to decreased earnings at Pacific Energy joint ventures which included a gain on the buyout of an energy sales agreement in the second quarter of 1998.

INCOME TAXES

The effective income tax rate for continuing operations was 5.5% for the quarter ended September 30, 1999 as compared with 27.7% for the comparable period in 1998. This decrease is mainly attributable to a decrease in income before taxes and an increase in the proportion of income from foreign sources taxed at rates lower than the Federal statutory rate. The effective income tax rate for the nine months ended September 30, 1999 was 26.6% compared with 30.1% for the same period of 1998. This decrease is primarily due to an increase in deductible permanent items and lower foreign taxes.


DISCONTINUED OPERATIONS


Income (Loss) from Discontinued Operations for the three-month and nine-month periods ended September 30, 1999 were ($16.1) million and ($883,000), respectively, compared with $14.1 million and $44.1 million for the comparable periods of 1998.

Operating income (loss) from Discontinued Operations for the three-month and nine-month periods ended September 30, 1999 were ($13.9) million and $14.6 million, respectively, compared with $23.6 million and $75.9 million for the comparable periods of 1998.


Entertainment


Entertainment's operating (loss) for the three-month and nine-month periods ended September 30, 1999 were ($18.2) million and ($7.7) million, respectively, compared with operating income of $14.0 million and $28.8 million for the comparable periods of 1998.

Operating income (loss) for the third quarter of 1999 was $32.2 million lower than the comparable period of 1998 primarily attributable to the following events: In the second quarter of 1999, the Company announced that it had signed an agreement to acquire Volume Services America ("VSA"). Pursuant to that agreement, the Company made a $10 million nonrefundable deposit to be applied against the purchase price. On September 30, 1999 the Company announced that it had decided not to complete the acquisition and, as a result, forfeited that deposit and took a charge in an equal amount. In addition, the Company has written off certain legal, accounting and other costs directly associated with that transaction totaling approximately
$500,000. In addition, during the third quarter of 1999, the Company reached an agreement to sell its interest in the Grizzly Nature Center and sold its interest in a casino operation in Aruba resulting in losses of $4.2 million and $2.5 million, respectively. Additionally, Entertainment took charges of approximately $6.5 million to write off, as unrecoverable, contract acquisition costs for concession services at facilities (the Great Western
Forum and the U.S. Air Arena) that
ceased to be utilized by professional sports teams. The Company continues to perform concession services at the new venues (the Staples Center and the MCI Arena) utilized by those teams, so on-going income is not expected to be materially altered as a result of these events. The Company also concluded that it would abandon its participation in a consortium that was developing a casino in Johannesburg, South Africa, resulting in losses of $2.1 million. In addition, Entertainment's results decreased by approximately $4.8 million at several site-based and venue management locations due to lower attendance, as well as a decrease of $1.9 million from Amphitheatre concessions due to a change in contract terms. Also, in the comparable period in 1998, Entertainment's results included $8.1 million in gains principally attributable to receipt of payments for exclusivity rights at certain facilities. These reductions were partially offset by income of $9.5 million at waterparks operations acquired in 1999.

Operating income for the nine months ended September 30, 1999 was $36.5 million lower than the comparable period of 1998 primarily attributable to the items above affecting the third quarter as well as poor performance at Casino Iguazu acquired in December 1998, Aruba Casino, Tinseltown, and American Wilderness and start-up losses at several shopping malls in earlier periods of 1999, which were partially offset by a gain on the renegotiation of the management contract at Arrowhead Pond of $6.0 million and the gain on the sale of certain Amphitheatre contracts of $7.2 million.

Aviation


Aviation's operating income for the three-month and nine-month periods ended September 30, 1999 were $4.2 million and $22.3 million, respectively, compared with $9.6 million and $47.1 million for the comparable periods of 1998.

The decrease in operating income of $5.4 million for the three months ended September 30, 1999 as compared to the same period of 1998 primarily reflects the additional gain on the sale of the Spanish inflight kitchens of $2.0 million, offset by income of $7.5 million relating to the sale of the domestic inflight catering operations in 1998.

The decrease of $24.8 million in operating income for the nine months ended September 30, 1999 was chiefly associated with the gain on the sale of the domestic inflight catering operation in 1998 of $36.4 million and the items discussed above totaling $5.4 million, partially offset by provisions for restructuring European operations, certain legal claims and other charges in 1998 of $10.2 million, increased income in fueling and overseas ground service operations of $6.9 million and an insurance recovery of $1.5 million.

The effective income tax rate for discontinued operations for the three months ended September 30, 1999 was (21.0%) as compared with 46.3% for the comparable period of 1998. This decrease is primarily attributable to net pretax losses and higher foreign income taxes caused by foreign losses that do not generate any foreign or domestic income tax benefits. The effective income tax rate for discontinued operations for the nine months ended September 30, 1999 was 97.1% compared to 41.7% for the comparable period of 1998 due mainly to lower pretax income and proportionately higher foreign income taxes caused by foreign losses that do not generate any foreign or domestic income tax benefits.

LIQUIDITY: At the end of the third quarter, the Company had approximately $119 million in cash and cash equivalents. In addition, the Company maintains a $200 million revolving credit facility. At September 30, 1999 the Company had drawn $50 million under the facility leaving an unused line of $150 million. In connection with the sales process, the Company is seeking waivers that will permit it to utilize the entirety of the unused portion of the facility. Net cash provided from operating activities was $264 million lower than the comparable period of 1998 primarily reflecting a decrease in deferred income of $195.2 million chiefly associated with the prepayment of a power sale agreement for the Haverhill, Massachusetts waste-to-energy facility in 1998, an increase of $30.1 million in accounts receivable, and a decrease of $44.5 million in other liabilities chiefly associated with decreases in pensions, severance and insurance liabilities. Net cash used in investing activities increased $15.7 million primarily reflecting the purchase of Energy operations in the Philippines and Thailand and the remaining 50% interest in a domestic joint venture amounting to $69.5 million, an increase of $17.3 million in investments in energy facilities and capital expenditures, and a net increase of $4.2 million in investments in joint ventures, partially offset by an increase of $59.4 million in proceeds from the sale of investments and $17.8 million from sales of property, plant and equipment and an ownership interest in a joint venture. Net cash provided from financing activities was $114.3 million higher primarily reflecting an increase of $66.7 million in debt mainly representing the revolving credit facility, a decrease of $46.4 million for the purchase of treasury shares and a decrease of $9.0 million in funds held in trust, partially offset by lower proceeds from the exercise of stock options of $9.1 million.

Net cash used by discontinued operations increased $45.3 million compared to the nine months ended September 30, 1998 primarily due to Ogden funding additional acquisitions and purchases of property, plant and equipment for both the Aviation and Entertainment businesses.

Because of the seasonal nature of the Entertainment and Aviation businesses, and certain capital improvements being made in the Energy business, the Company anticipates that it will need to utilize a portion of its cash and cash equivalents during the fourth quarter to fund existing operations. The Company believes that it has sufficient funds to do so. To complete the planned sales of its Aviation and Entertainment businesses, the Company will need to obtain from the banks under the revolving credit facility, as well as certain other banks that have issued letters of credit, waivers of certain covenants restricting dispositions of assets and the computation of certain covenants as a result of its decision to treat the Entertainment and Aviation businesses as discontinued.

As a result of severance and other charges and expenses to be incurred associated with the planned disposition of the Aviation and Entertainment businesses, the Company has also requested that such banks grant waivers permitting the Company to exceed restrictions on the Company's indebtedness as a percentage of its capitalization over the next nine months. The Company believes that this is necessary to insure that it maximizes the value of the assets being sold in an orderly auction process.

Finally, under certain agreements entered into by the Company, if the Company's outstanding debt securities are no longer rated investment grade, it may be required to post additional collateral or letters of credit. The failure to post such letters could result in a forfeiture of certain contracts or could result in a default under the agreements requiring the posting of such letters. It is the expressed intention of the Company to maintain an investment grade rating. To that end, the Company will seek to utilize sales proceeds to pay down existing corporate debt where economically feasible.

The Company has also commenced discussions with its banks and believes that it will be successful in obtaining any necessary waivers from the covenants described above. To insure liquidity through the sales process, the Company has commenced discussions with alternative debt providers and is exploring additional equity sources.

CAPITAL INVESTMENT AND COMMITMENTS

For the nine months ended September 30, 1999, capital investments amounted to $42.3 million, of which $27.9 million, inclusive of restricted funds held in trust, was for Energy facilities and $14.4 million was for normal replacement and growth in Energy ($11.4 million) and Other ($3 million) operations.

At September 30, 1999, capital commitments for continuing operations amounted to $12.1 million for normal replacement and growth in Energy ($12 million) and Other ($100,000) operations. Commitments for Discontinued Operations amounted to $78.1 million for normal replacement and growth in Entertainment ($75.1 million) and Aviation ($3 million) operations.

Other capital commitments for Energy as of September 30, 1999 amounted to approximately $66.5 million. This amount includes a commitment to pay, in 2008, $10.6 million for a service contract extension at a waste-to-energy facility. In addition, this amount includes $5 million for additional equity commitments related to Energy's interest in a coal-fired power project in the Philippines, $23.6 million for additional equity commitments for a hydroelectric plant in the Philippines, $2.7 million for additional equity commitments for a natural gas-fired plant in Bangladesh, $1.7 million for additional equity commitments for a gas co-generation facility in Murcia, Spain and $22.9 million for standby letters of credit in support of debt service reserve requirements. Funding for the remaining mandatory equity contributions is being provided through bank credit facilities, which must be repaid in June 2000 through December 2001. The Corporation also has $5.1 million contingent equity contributions in Entertainment ($2.5 million in connection with its investment at Isla Magica) and Aviation ($2.6 million in connection with its investment in Argentina). The Corporation has no further obligations with respect to its previous agreement to acquire VSA. In addition, compliance with the standards and guidelines under the Clean Air Act Amendments of 1990 may require further Energy capital expenditures of approximately $35 million through December 2000 subject to the final time schedules determined by the individual states in which the Corporation's waste-to-energy facilities are located.

Ogden and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy, entertainment, and other facilities. In the normal course of business, they are involved in legal proceedings in which damages and other remedies are sought. In connection with certain contractual arrangements, Ogden has agreed to provide a vendor with a specified amount of business over a two-year period. If this amount is not provided the Corporation may be liable for prorated damages of up to approximately $3 million. Management does not expect that these contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business will have a material adverse effect on Ogden's Consolidated Financial Statements.

During 1994, a subsidiary of Ogden entered into a 30-year facility management contract, pursuant to which it agreed to advance funds to a customer, and if necessary, to assist the customer's refinancing of senior secured debt incurred in connection with the construction of the facility. Ogden is obligated to purchase such senior secured debt in the amount of $97.1 million on December 23, 2002, if the debt is not refinanced prior to that time. Ogden is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer on December 23, 2002. At September 30, 1999, the amount outstanding was $51.6 million. In addition, on September 30, 1999, the Corporation has guaranteed $3.4 million of senior secured term debt of an affiliate and principal tenant of this customer and has guaranteed up to $3.4 million of the tenant's secured revolving debt. In addition, Ogden is obligated to purchase $20.4 million of the tenant's secured subordinated indebtedness on January 29, 2004, if such indebtedness has not been repaid or refinanced prior to that time. In October 1999, Ogden also agreed to advance a secured loan to that tenant of up to approximately $8.4 million if certain contingencies occur. Ogden has guaranteed approximately $4 million of borrowings of a joint venture in which Ogden has an equity interest. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

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

STATE OF READINESS - Ogden has established a Year 2000 Project that is actively addressing its Year 2000 issues. The project is comprised of four phases: awareness, assessment, action, and anticipation. The awareness phase included the education of the Corporation's Board of Directors, management, and staff regarding the Year 2000 issue and the Corporation's strategy to address the problem. The awareness phase of the project is completed. The objective of the project's assessment phase is to inventory and assess the Year 2000 compliance of Ogden's internal information technology and embedded systems, as well as to ascertain the compliance of the products and services provided to the Corporation by third parties. Ogden's internal assessment is complete. The assessment of third parties on which the Corporation relies for key products and services is now considered an iterative process that will continue through the end of 1999. Ogden's action phase includes the prioritization, remediation, and testing of Year 2000 solutions. The Corporation is performing the remediation of all its mission critical systems, through a series of projects with completion dates between January 1997 and November 1999. This phase is on target to be completed on schedule. The fourth phase of the Ogden's Year 2000 Project, the anticipation phase, includes the development and implementation of contingency plans for mission critical business functions. The anticipation phase of the project has begun and is expected to continue throughout 1999.

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

COSTS - The total cost associated with resolving the Corporation's Year 2000 issues is not expected to be material to the Company's financial condition. Based on the assessments and remediation plans, the estimated costs of the Company's Year 2000 Project are $8.9 million, of which $5.5 million has been spent to date. Because of Ogden's strategy to implement or upgrade a number of systems (e.g., PeopleSoft) as part of its initiative to improve access to key business information, those costs of implementation are not included in these estimates.

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

The Company has identified that a significant disruption in the supply chain represents the most reasonably likely worst case Year 2000 scenario. Potential sources of risk include (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in deliveries from such suppliers and (b) disruption of the Company's ability to provide products and services as a result of a general failure of systems and necessary infrastructure such as electricity supply. The Company is preparing contingency plans around an assumed period of disruption to the supply chain, to reduce the impact of significant failure.

CONTINGENCY PLANS - Ogden's Year 2000 project strategy includes the development of contingency plans for any mission critical business functions determined to be at risk. While Ogden is not presently aware of any significant exposure, there can be no assurances that all Year 2000 remediation processes will be completed and properly tested before the Year 2000, or that contingency plans will sufficiently mitigate the risk of a Year 2000 compliance problem. Ogden is finalizing the development of its contingency plans and will be conducting a worldwide readiness review at the end of November. The contingency planning process is an ongoing one which will continue through 1999 as Ogden obtains relevant Year 2000 compliance information resulting from its internal remediation and testing efforts, as well as from third parties.

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

(b)               Shareholder Litigation

                  On September 22, October 1, and October 12, 1999 complaints (the "Complaints") denominated as class actions (the "Actions") were filed in the United States District Court for the Southern District of New York against the Company, the Company's former Chairman and Chief Executive, R. Richard Ablon, and Robert M. DiGia (incorrectly identified in the Complaints as the Chief Financial Officer and Senior Vice President of the Company). The Complaints, which are largely identical to one another, are brought by alleged shareholders of the Company and purport to assert claims under the federal securities laws. In general, the Complaints allege that the Company and the individual defendants disseminated false and misleading information during the period of March 11, 1999 through September 17, 1999 (the "Class Period") with respect to the Company's intended reorganization plans and its financial condition. The Complaints seek the certification of a class of all purchasers of Ogden Corporation common stock during the Class Period. While the Actions are at a very early stage, the Company believes it has meritorious defenses to the allegations made in the Complaints and intends to defend the Actions vigorously.

(c)               Other Litigation

                  On November 5, 1999, the Company received a summons and complaint filed in the Supreme Court of the State of New York, brought by R. Richard Ablon, the Company's former Chairman, President and Chief Executive Officer. In general, this complaint alleges that the Company has breached the employment agreement between the Company and Mr. Ablon (the terms of which are described in the company's most recent proxy statement), and seeks damages in the amount of $12.5 million, plus continuation of pension and certain other benefits valued in such complaint at approximately $10 million. The Company intends to defend the Action vigorously.

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

                          10.3     Executive Compensation Plans and Agreements.

                                   (a)      Ogden Corporation 1990 Stock Option
                                            Plan.*

                                            (i) Ogden Corporation 1990 Stock
                                                Option Plan as Amended and
                                                Restated as of January 19,
                                                1994.*

                                            (ii)Amendment adopted and effective
                                                as of September 18, 1997.*

                                   (b)      Ogden Corporation 1999 Stock Option
                                            Plan, as amended.*

                                   (c)      Ogden Energy Select Savings Plan.

                                   (d)      Ogden  Services Corporation Select
                                            Savings Plan Trust  Amendment and
                                            Restatement as of January 1, 1995.*

                                   (e) Ogden Profit Sharing Plan as amended and restated effective as of January 1, 1995.*

                                   (f)      Ogden Corporation Core Executive
                                            Benefit Program.*

                                   (g)      Ogden Projects Pension Plan.*

                                   (h)      Ogden Projects Profit Sharing Plan.*

                                   (i)      Ogden Projects Supplemental Pension
                                            and Profit Sharing Plans.*

                                   (j) Ogden Projects Core Executive Benefit Program.*

                                   (k)     Form of amendments to the Ogden
                                           Projects, Inc. Pension Plan and
                                           Profit Sharing Plans effective as of
                                           January 1, 1994.*

                                           (i) Form of amended Ogden Projects
                                               Profit Sharing Plan effective as
                                               of January 1, 1994.*

                                           (ii)Form of amended Ogden Projects
                                               Pension Plan, effective as of
                                               January 1, 1994.*

                                   (l)     Ogden Corporation Amended and
                                           Restated CEO Formula Bonus Plan.*

                                   (m)     Ogden Key Management Incentive Plan.*

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

                                    (k)      Employment  Agreement between Peter
                                             Allen,  Senior Vice President,  and
                                             Ogden  Corporation  dated July 1,
                                             1998.*

                                    (l)      Employment Agreement between Ogden
                                             Corporation and Raymond E.
                                             Dombrowski, Jr., Senior Vice
                                             President and C.F.O., dated as of
                                             September 21, 1998.*

                          10.5 Stock Purchase Agreement among Volume Services America Holdings, Inc.; BCP Volume L.P.; BCP Offshore Volume L.P.; Recreational Services L.L.C.; VSI Management Direct L.P.; General Electric Capital Corporation; and Ogden Entertainment, Inc., dated June 24, 1999.*

                          11 Detail of Computation of Earnings Per Share Applicable to Common Stock.

                          27       Financial Data Schedule (EDGAR Filing Only).

- Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.

                  (b)     Reports on Form 8-K

                          A Form 8-K Current Report was filed on September 17, 1999 and is incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.



                                        OGDEN CORPORATION
                                        (Registrant)


Date: November 19, 1999        By /s/ Raymond E. Dombrowski, Jr.
                                 ----------------------------------
                                                  Raymond E. Dombrowski, Jr.
                                                  Senior Vice President
                                                  and Chief Financial
                                                  Officer

Date: November 19, 1999        By: /s/ William J. Metzger
                                  ---------------------------------
                                                  William J. Metzger
                                                  Vice President and
                                                  Chief Accounting Officer

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

EXHIBIT NO.
                    DESCRIPTION OF DOCUMENT                           FILING NFORMATION
10                  MATERIAL CONTRACTS

10.1(a)             U.S. $95 million Term Loan and Letter of Credit    Filed as Exhibit 10.6 to Ogden's Form 10-Q
                    and Reimbursement Agreement among Ogden, the       for the quarterly period ended March 31,
                    Deutsche Bank AG, New York Branch and the          1997 and incorporated herein by reference.
                    signatory Banks thereto, dated March 26, 1997.

10.1(b)             $200 million Credit Agreement among Ogden, The     Filed as Exhibit 10.1(i) to Ogden's Form
                    Bank of New York as Agent and the signatory        10-Q for the quarterly period ended June 30,
                    Lenders thereto, dated as of June 30, 1997.        1997 and incorporated herein by reference.

10.2                Rights Agreement between Ogden Corporation and     Filed as Exhibit (10)(h) to Ogden's Form
                    Manufacturers Hanover Trust Company, dated as      10-K for the fiscal year ended December 31,
                    of September 20, 1990 and amended August 15,       1990 and incorporated herein by reference.
                    1995 to provide The Bank of New York as successor
                    agent.

10.3                EXECUTIVE COMPENSATION PLAN AND AGREEMENTS.

                    (a)        (i)    Ogden Corporation 1990           Filed as Exhibit 10.6(b)(i) to Ogden's Form
                                      Stock Option Plan as             10-Q for the quarterly period ended
                                      Amended and Restated             September 30, 1994 and incorporated herein
                                      as of January 19, 1994.          by reference.

                               (ii)   Amendment to the                 Filed as Exhibit 10.7(a)(ii) to
                                      Ogden Corporation 1990           Ogden's Form 10-K for fiscal period
                                      Stock Option Plan as             ended December 31, 1997 and
                                      Amended and Restated             incorporated herein by reference.
                                      effective as of September
                                      18, 1997.




                    (b)               Ogden Corporation 1999 Stock     Filed as Exhibit 10.3(a)(a) to Ogden's Form
                                      Option Plan, as amended.         10-Q for the quarter period ended June 30,
                                                                       1999 and incorporated herein by reference.

                    (c)      (i)      Ogden Energy Select Savings      Transmitted herewith as Exhibit 10.3(c) (ii).
                                      Plan.

                    (d)      Ogden Services Corporation               Filed as Exhibit 10.7 (e) (i) to
                             Select Savings Plan Trust                Ogden's Form 10-K for the fiscal
                             Amendment and Restatement as             year ended December 31, 1994 and
                             of January 1, 1995.                      incorporated herein by reference.

                    (e)      Ogden Profit Sharing Plan as             Filed as Exhibit 10.7(p)(ii) to
                             amended and restated effective           Ogden's Form 10-K for fiscal year
                             as of January 1, 1995.                   ended December 31, 1994 and
                                                                      incorporated herein by reference.

                    (f)      Ogden Corporation Core Executive         Filed as Exhibit 10.8(q) to Ogden's Form
                             Benefit Program.                         10-K for fiscal year ended December 31, 1992
                                                                      and incorporated herein by reference.

                    (g)      Ogden Projects Pension Plan.             Filed as Exhibit 10.8(r) to Ogden's
                                                                      Form 10-K for fiscal year ended December 31, 1992
                                                                      and incorporated herein by reference.

                    (h)      Ogden Projects Profit                    Filed as Exhibit 10.8(s) to Ogden's Form 10-K for fiscal
                             Sharing Plan.                            year ended December 31, 1992
                                                                      and incorporated herein by reference.

                    (i)      Ogden Projects Supplemental Pension      Filed as Exhibit 10.8(t) to Ogden's Form 10-K for fiscal
                             and Profit Sharing Plans.                year ended December 31, 1992 and incorporated herein by
                                                                      reference.

                    (j)      Ogden Projects Core Executive            Filed as Exhibit 10.8(v) to Ogden's Form 10-K for fiscal
                             Benefit Program.                         year ended December 31, 1992 and incorporated herein by
                                                                      reference.

                    (k)      Form of amendments to the Ogden          Filed as Exhibit 10.8(w) to Ogden's Form
                             Projects, Inc. Pension Plan              10-K for fiscal year ended December 31, 1993
                             and Profit Sharing Plans                 and incorporated herein by reference.
                             effective as of January 1, 1994.


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


                    (l)       Ogden Corporation Amended and Restated  Filed as Exhibit 10.3(n) to Ogden's Form
                              CEO Formula Bonus Plan.                 10-K for the fiscal year ended December 31,
                                                                      1998 and incorporated herein by reference.




                    (m)       Ogden Key Management Incentive          Filed as Exhibit 10.7(p) to Ogden's Form 10-K for
                              Plan.                                   the fiscal year ended December 31, 1997 and
                                                                      incorporated herein by reference.

10.4                EMPLOYMENT AGREEMENTS


                    (a)      Employment Letter Agreement between      Filed as Exhibit 10.4(a) to Ogden's Form
                             Ogden Corporation and Lynde H. Coit,     10-K for the fiscal year ended December 31,
                             Senior Vice President and General        1998 and incorporated herein by reference.
                             Counsel dated March 1, 1999.

                    (b)      Employment Agreement between R.          Filed as Exhibit 10.3(h) to Ogden,s Form
                             Richard Ablon and Ogden dated as of      10-Q for the quarterly period ended June 30,
                             January 1, 1998.                         1998 and incorporated herein by reference.

                    (c)      Separation Agreement between Ogden       Filed as Exhibit 10.8(c) to Ogden's Form
                             Corporation and Philip G. Husby,         10-Q for the quarterly period ended
                             Senior Vice President and C.F.O.,        September 30, 1998 and incorporated herein
                             dated as of September 17, 1998.          by reference.

                    (d)      Employment Agreement between Scott G.
                             Mackin, Executive Vice President, and    Filed as Exhibit 10.8(e) to Ogden's Form
                             Ogden Corporation dated as of October    10-Q for the quarter ended September 30,
                             1, 1998.                                 1998 and incorporated herein by reference.

                    (e)      Employment Agreement between Ogden
                             Corporation and David L. Hahn, Senior    Filed as Exhibit 10.8(i) to Ogden's Form
                             Vice President - Aviation, dated         10-K for fiscal year ended December 31, 1995
                                                                      and incorporated herein by reference.

                               December 1, 1995.

                              (i)     Letter Amendment to
                                      Employment Agreement between    Filed as Exhibit 10.8(f)(i) to Ogden's Form
                                      Ogden Corporation and David     10-Q for the quarterly period ended
                                      L. Hahn, effective as of        September 30, 1998 and incorporated herein
                                      October 1, 1998.                by reference.

                    (f)      Employment Agreement between Ogden       Filed as Exhibit 10.8(j) to Ogden's Form
                             Corporation and Rodrigo Arboleda,        10-K for fiscal year ended December 31, 1996
                             Senior Vice President dated January 1,   and incorporated herein by reference.
                             1997.

                              (i)     Letter Amendment to             Filed as Exhibit 10.8(g)(i) to Ogden's Form
                                      Employment Agreement between    10-Q for the quarterly period ended
                                      Ogden Corporation and Rodrigo   September 30, 1998 and incorporated herein
                                      Arboleda, Senior Vice           by reference.
                                      President, effective as of
                                      October 1, 1998.

                    (g)      Employment Agreement between Ogden       Filed as Exhibit 10.8(k) to Ogden's Form
                             Projects, Inc. and Bruce W. Stone,       10-K for fiscal year ended December 31, 1996
                             dated June 1, 1990.                      and incorporated herein by reference.

                    (h)      Employment Agreement between Ogden       Filed as Exhibit 10.8(l) to Ogden's Form
                             Corporation and Quintin G. Marshall,     10-K for fiscal year ended December 31, 1996
                             Senior Vice President dated October      and incorporated herein by reference.
                             30, 1996.

                             (i)      Letter Amendment to             Filed as Exhibit 10.8(i)(i) to Ogden's Form
                                      Employment Agreement            10-Q for the quarter ended September 30,
                                      between Ogden Corporation and   1998 and incorporated herein by reference.
                                      Quintin G. Marshall, Senior
                                      Vice President - Corporate
                                      Development effective as of
                                      October 1, 1998.

                    (i)      Employment Agreements between Ogden       Filed as Exhibit 10.8(m) to Ogden's Form
                             and Jesus Sainz, Executive Vice           10-K for the fiscal year ended December 31,
                             President,                                1997 and incorporated


                              effective as of January 1, 1998.        herein by reference.

                             (i)      Letter Amendment to             Filed as Exhibit 10.8(j)(i) to Ogden's Form
                                      Employment Agreement between    10-Q for the quarter ended September 30,
                                      Ogden Corporation and Jesus     1998 and incorporated herein by reference.
                                      Sainz, Executive Vice
                                      President, effective as of
                                      October 1, 1998.

                    (j)      Employment Agreement between Alane       Filed as Exhibit 10.3(m) to Ogden's Form
                             Baranello, Vice President - Human        10-Q for the quarterly period ended June 30,
                             Resources and Ogden Services             1998 and incorporated herein by reference.
                             Corporation dated October 28, 1996.


                             (i)      Letter Amendment to             Filed as Exhibit 10.8(k)(i) to Ogden's From
                                      Employment Agreement between    10-Q for the quarter ended September 30,
                                      Ogden Corporation and Alane     1998 and incorporated herein by reference.
                                      Baranello, Vice President -
                                      Human Resources, dated as of
                                      October 13, 1998.

                    (k)      Employment Agreement between Peter       Filed as Exhibit 10.3(M)(1) to Ogden's Form
                             Allen, Senior Vice President, and        10-Q for the quarterly period ended June 30,
                             Ogden Corporation dated July 1, 1998.    1998 and incorporated herein by reference.

                    (l)      Employment Agreement between Ogden       Filed as Exhibit 10.4(m) to Ogden's Form
                             Corporation and Raymond E. Dombrowski,   10-Q for the quarter ended September 30,
                             Jr., Senior Vice President and C.F.O.,   1998 and incorporated herein by reference.
                             dated as of September 21, 1998.


10.5                Stock Purchase Agreement among Volume Services    Filed as Exhibit 10.5 to Ogden's Form 10-Q
                    America Holdings, Inc.; BCP Volume L.P.; BCP      for the quarter ended June 30, 1999 and
                    Offshore Volume L.P.; Recreational Services       incorporated herein by reference.
                    L.L.C.; VSI Management Direct L.P.; General
                    Electric Capital Corporation; and Ogden
                    Entertainment, Inc., dated as of June 24, 1999.

11                  Ogden Corporation and Subsidiaries Detail of      Transmitted herewith as Exhibit 11.
                    Computation of Earnings Per Share Applicable to
                    Common Stock.

27                  Financial Data Schedule.                          Transmitted herewith as Exhibit 27.