Form 10-K
period 1999-12-31
OGDEN CORP
filed 2000-04-14
CIK 73902

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO____________________

COMMISSION FILE NUMBER 1-3122
-------------------------------

                                OGDEN CORPORATION
                                -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
              --------------------------------------------------------

         DELAWARE                         13-5549268
---------------------------------        ------------------------------------
  (State or Other Jurisdiction           (I.R.S. Employee Identification No.)
of Incorporation or Organization)

TWO PENNSYLVANIA PLAZA, NEW YORK, N.Y.                    10121
-----------------------------------------            --------------------------
   (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number including area code - (212) 868-6000

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on
Title of each class                                 Which Registered
                                            -----------------------------------

Common Stock, par value
$.50 per share                                 New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock, held by non-affiliates based on the New York Stock Exchange closing price as reported in the consolidated transaction reporting system as of the close of business on March 31, 2000 was as follows:

Common Stock, par value $.50  per share          $511,488,044

$1.875 Cumulative Convertible
Preferred Stock (Series A)                       $2,798,775

The number of shares of the registrant's Common Stock outstanding as of March 31, 2000 was 49,495,891 shares. The following documents are hereby incorporated by reference into this Form 10-K:

(1) Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III (Items 10, 11, 12 and 13).

                                     PART I

Item 1.  BUSINESS

         Ogden Corporation was incorporated in Delaware as a public utilities holding company on August 4, 1939. In 1948 Ogden registered with the Securities and Exchange Commission as a closed-end investment company. Following several acquisitions the company no longer qualified as an investment company and since 1953 Ogden has operated as a diversified holding company operating through subsidiaries. In May 1966 Ogden was listed on the New York Stock Exchange. Ogden Corporation (hereinafter together with its consolidated subsidiaries referred to as "Ogden" or the "Company"), is a global company which has offered a wide range of operations and services through its operating groups within each of three principal business units, Energy, Entertainment and Aviation.

1999 DEVELOPMENTS

         In March, 1999 Ogden announced that it was exploring ways to split its existing businesses into two separate public companies, one company would consist of its Energy business and the other would comprise its Entertainment and Aviation businesses. After a review of this approach, in September 1999 Ogden decided instead to adopt a plan to discontinue its Entertainment and Aviation operations, to pursue the sale or other disposition of these businesses, pay down corporate debt and to concentrate on its Energy business. The process of selling the Aviation and Entertainment businesses is underway. As of March 31, 2000 the following agreements and sales have been effected: (i) on March 9, 2000 Ogden announced that it had signed a definitive agreement with Alfa Alfa Holdings, SA of Greece to sell its theme and water parks-related operations, subject to certain lender and regulatory approvals, for approximately $148 million, consisting of cash and the assumption of approximately $80 million of associated debt; (ii) on March 10, 2000 Ogden sold its Fairmount Park racing operations located in Collinsville, Illinois, for $15.5 million in cash and a $7.5 million note subject to certain contingencies; (iii) on March 30, 2000 Ogden announced that it has signed a definitive agreement to sell its Food and Beverage Concessions and Venue Management businesses, subject to certain lender and regulatory approvals, for approximately $236 million, consisting of cash and the assumption of approximately $11.0 million in associated debt; (iv) on April 4, 2000 Ogden announced that it completed an agreement with one of its partners in the Aeropuertos Argentina 2000 consortium whereby Ogden received $27.5 million and will receive an additional $2.5 million at a later date;
(v) have sold or have under contract to sell, various other assets for approximately $11.5 million; and (vi) the Company has received preliminary bids for its Aviation ground-handling business and has invited a select number of these bidders to perform due diligence in advance of requesting final bids.

         The Energy group develops, owns and operates independent power facilities and waste to energy facilities, and provides water and wastewater infrastructure services; the Entertainment group has interests in themed and location-based attractions; food and beverage concessions; venue management; large format films and theatres; concert promotions, artist management and recordings; and the Aviation group provides ground and cargo handling; passenger services; fueling; and airport infrastructure development and management. Following is a more detailed description of the continuing operations of the Energy Group's businesses.

                                     ENERGY

         Ogden's Energy segment seeks to develop, own or operate energy generating facilities and water and wastewater facilities in the United States and abroad. The operations of Ogden's Energy segment are conducted by Ogden Energy Group, Inc. and subsidiaries through four principal business areas: independent power; waste-to-energy; water and wastewater; and environmental consulting, engineering and construction (collectively, together with its subsidiaries, the "Energy Group"). Since the early 1980s, the Energy Group has been engaged in developing, and in some cases owning, energy-generating projects fueled by municipal solid waste, and providing long-term services from these projects to communities. The Energy Group is now the largest full service vendor (i.e., builder/operator) in the world for large-scale waste-to-energy projects. In addition, since 1989, the Energy Group has been engaged in developing, owning and/or operating independent power production projects utilizing a variety of fuels. The Energy Group's involvement in the operation of water and wastewater facilities began in 1994.

         The Energy Group generally seeks to participate in projects in which it can make an equity investment and become the operator; its returns are derived from equity distributions and/or operating fees. It also seeks to have a role in the development of the projects. The types of projects in which the Energy Group seeks to participate sell the electrical power services they generate, or the waste or water-related services they provide, under long-term contracts or market concessions to utilities, government agencies providing power distribution, creditworthy industrial users, or local government units. In selected cases, such services may be provided under short-term arrangements as well. For power projects utilizing a combustible fuel or geothermal sources, the Energy Group typically seeks projects which have a secure supply of fuel or geothermal brine through long-term supply arrangements or by obtaining control of the fuel source. Similarly, for water and wastewater-related services, the Energy Group seeks to operate under long-term contracts with governmental units or market concessions.

         The Energy Group generally looks to finance its projects using equity or capital commitments provided by it and other investors, combined with limited recourse debt for which the lender's source of payment is project revenues and collateralized by project assets. Consequently, the ability of the Energy Group to declare and pay cash dividends to the Company is subject to certain limitations in the project loan and other documents entered into by such project subsidiaries. In some project situations, the Energy Group or Ogden has provided limited support such as operating guarantees, financial guarantees of bridge loans or other interim debt arrangements. The Company will continue to do so in the future where it deems this warranted.

         The number of projects being pursued at any given time by the Energy Group will fluctuate. The complexities and uniqueness of international project development in particular requires that the Energy Group continually assess the likelihood of successful project financing throughout the development stage and weigh that against expected benefits. In addition, the

Energy Group may, depending upon circumstances and at the appropriate time, elect to dispose of a portion of an equity interest it may have in a project after financing.

         The Energy Group presently has interests in projects with an aggregate generating capacity of approximately 2570 MW (gross) either operating or under construction in the United States, Central and South America, Europe and Asia. It continues to seek to expand its ownership and operation of projects in these and other regions. In addition to its headquarters in Fairfield, New Jersey, the Energy Group's business is facilitated through two principal regional offices, each responsible for distinct geographic areas where its efforts are concentrated. The Energy Group's Asian businesses and development efforts are managed from its Hong Kong office, with field offices in Manila, The Philippines; Bangkok, Thailand; Beijing, China; and Calcutta, India. The Energy Group's businesses and development efforts in Europe and the Americas are managed from its Fairfax, Virginia office, with field offices in London, England, Sao Paulo, Brazil and Ankara, Turkey.

INDEPENDENT POWER

         The Energy Group's independent power business is conducted by its wholly-owned subsidiary, Ogden Energy, Inc. ("OEI"). OEI develops, operates and/or invests in independent (i.e., non-utility) energy generation ("Independent Power Production" or "IPP") projects in the United States and abroad which sell their output to utilities, electricity distribution companies or industrial consumers.

         Within the commercial parameters of each project, the Energy Group attempts to sell electricity under long-term power sales contracts, and to structure the revenue provisions of such power sales contracts such that the revenue components of such contracts correspond to the projects' cost structure (including changes therein due to inflation and currency fluctuations) of building, financing, operating and maintaining the projects.

         On many of its projects, the Energy Group performs operation and maintenance services on behalf of the project owner. While all operation and maintenance contracts are different, the Energy Group typically seeks to perform these services on a cost-plus-fixed-fee basis, with a bonus and limited penalty payment mechanism related to specified benchmarks of plant performance.

(a)      FACILITIES UNDER CONSTRUCTION.

                  - Samalpatti, India

                  In 1999, the Energy Group acquired an equity interest in a 105 MW heavy fuel oil fired generating facility located near Samalpatti, Tamil Nadu, India. This project is under construction and commercial operation is expected in March, 2001. The project will be operated by the Energy Group. The Energy Group currently owns a 49% interest in the project company, and will own approximately 60% after the project achieves commercial operation. Shapoorji

Pallonji Infrastructure Capital Co. Ltd. and its affiliates will own 29% of such equity with the remainder of 11% being held by Wartsila India Power Investment, LLC. The electrical output of the project will be sold to the Tamil Nadu Electricity Board (TNEB) pursuant to a long-term agreement. Bharat Petroleum Corporation Ltd. will supply the oil requirements of the project. TNEB's obligations are guaranteed by the Government of the State of Tamil Nadu.

                  - Linasa, Spain

                  In 1999, the Energy Group acquired a 50% equity interest in Linasa Cogeneracion y Associados, a Spanish limited liability company created as a joint venture with Industria Jabonera LINA, S.A., a Spanish soap and detergent manufacturing company, to construct and operate a 15 MW natural gas-fired diesel engine based cogeneration project in the Province of Murcia SDG, S.A. The electrical output of the project will be sold under a long-term purchase contract with the Spanish electrical utility, Iberdrola, at governmentally established preferential rates for cogeneration projects (currently expected to extend until November 2007) and at market rates thereafter. The thermal output and some of the electrical output from the project will be sold to Industria Jabonera LINA, S.A.

                  The project is being financed by BSCH Bank, through a limited recourse project financing. The construction contractor is Wartsila NSD Finland Oy. Operating revenue is expected upon commercial operation, projected for fourth quarter 2000.

(b) OPERATING FACILITIES. The Energy Group's operating IPP projects utilize a variety of energy sources: water (hydroelectric), natural gas, coal, geothermal energy, wood waste, landfill gas, heavy fuel oil, and diesel fuel.

         -    DOMESTIC PROJECTS

                  - Geothermal Energy.

                  The Energy Group has interests in two geothermal facilities in Southern California, the Heber and SIGC facilities, with a combined gross generating capacity of 100 MW. The Energy Group is the sole lessee of the SIGC project and is the sole owner of the Heber project. The Energy Group operates these facilities. The Energy Group also owns a geothermal resource, which is adjacent to and supplies fluid to both geothermal facilities. The electricity from both projects is sold under long-term contracts with Southern California Edison.

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

                  - Hydroelectric.

                  The Energy Group owns 50% equity interests in two run-of-river hydroelectric projects which generate a total of 30 MW: Koma Kulshan Hydroelectric Project ("Koma Kulshan") and Weeks Falls Hydroelectric Project ("Weeks Falls"). Both Koma Kulshan and Weeks Falls are located in Washington State. Koma Kulshan and Weeks Falls each sell electricity to Puget Sound Power & Light Company under long-term contracts.

                  The Catalyst New Martinsville, West Virginia project, is a 40 MW run-of-river project which is operated through a subsidiary. The Energy Group is the lessee. The output is sold to Monongahela Power Company under a long-term contract.

                  - Waste Wood.

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

                  - Landfill Gas.

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

         - INTERNATIONAL PROJECTS

                  - Coal.

                  A consortium, of which the Energy Group is a 26% member, has a 510 MW (gross) coal-fired electric generating facility in the Republic of the Philippines (the "Quezon Project"). The project first generated electricity in October, 1999, and is now selling electricity during project commissioning. Full commercial operation is expected during the second quarter, 2000. The other members of the consortium are an affiliate of International Generating Company, (itself an affiliate of Bechtel Enterprises, Inc.), an affiliate of General Electric Capital Corporation, and PMR Limited Co., a Philippines partnership. The consortium sells electricity to Manila Electric Company ("Meralco"), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila. Under a long-term agreement, Meralco is obligated to take or pay for stated minimum annual quantities of electricity produced by the facility. The consortium has entered into contracts for the supply of coal at stated prices for a portion of the term of the power purchase agreement. The Energy Group will operate the project under a long term agreement with the consortium.

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

                  - Natural Gas.

                  In 1998, the Energy Group acquired an equity interest in a barge-mounted 122 MW diesel/natural gas fired facility located near Haripur, Republic of Bangladesh. This project entered commercial operation in June, 1999, and is operated by the Energy Group. The Energy Group owns approximately 45% of the project company equity. An affiliate of El Paso Energy Corporation owns 50% of such equity, and the remaining interest is held by Wartsila NSD North America, Inc. The electrical output of the project is sold to the Bangladesh Power Development Board (BPDB) pursuant to a long-term agreement. That agreement also obligates the BPDB to supply all of the natural gas requirements of the project. The BPDB's obligations under agreement are guaranteed by the Government of Bangladesh. In 1999, the project received $87 million in financing and political risk insurance from the Overseas Private Investment Corporation.

                  In 1999, the Energy Group acquired ownership interests in two 122 MW gas-fired combined cycle facilities in Thailand: the Sahacogen facility and the Rojana Power facility. Both facilities, which commenced operations in 1999, sell power under long-term contracts to adjacent industrial parks, and the excess is sold into the national power grid. The Energy Group acquired a 74% ownership interest in the Sahacogen facility, and a 25% ownership interest the Rojana Power facility. Both facilities are operated under the supervision of the Energy Group. In connection with these acquisitions, the Energy Group acquired an interest in an operating company in Thailand.

                  The Energy Group owns an approximately 12% interest in Empresa Valle Hermoso ("EVH") which was formed by the Bolivian government as part of the capitalization of the government-owned utility ENDE. EVH owns and operates 182 MW of gas-fired generating capacity. The Energy Group also participates in a joint venture that supplies EVH with management services support.

                  - Hydroelectic.

                  The Energy Group operates the Don Pedro project and the Rio Volcan project in Costa Rica, pursuant to long term contracts, through an operating subsidiary. The Energy Group also has a nominal equity investment in each project. The electric output from both of these facilities is sold to Instituto Costarricense de Electricidad, a Costa Rica national electric utility. Through its investment in EVH (See discussion above, under "Natural Gas") the Energy Group also has a small (less than 7%) ownership interest in a 12 MW hydroelectric project in Rio Yura, Bolivia. The Rio Yura project sells its output to mining companies, local residents and the national grid.

                  - Diesel.

                  The Energy Group owns interests in three diesel fuel facilities in The Philippines. The Bataan Cogeneration project is a 65 MW facility that has a long-term contract to sell its electrical output to the National Power Corporation (with which it also has entered into a fuel management agreement for fuel supply) and the Bataan Export Processing Zone Authority. The Island Power project is a 7 MW facility that has a long-term power contract with the Occidental Mindoro Electric Cooperative. Both projects are operated by the Energy Group.

                  In 1999, the Energy Group acquired 100% of the stock of Magellan Cogeneration, Inc. a Philippine company that owns and operates a 65 MW diesel fired electric generating facility located in the province of Cavite, The Philippines. This project sells a portion of its energy and capacity to the National Power Corporation and a portion to the Cavite Export Processing Zone Authority pursuant to long-term power purchase agreements.

c) PROJECT SUMMARIES. Certain information with respect to the Energy Group's IPP projects as of March 1, 2000 is summarized in the following table:

                                  IPP PROJECTS



                                                                                                  DATE OF ACQUISITION/
                                                                                                  COMMENCEMENT
IN OPERATION                  LOCATION            SIZE           NATURE OF INTEREST               OF OPERATIONS
-------------                ---------           ------          ------------------               ---------------

A.       HYDROELECTRIC
         -------------

1.  New Martinsville       West Virginia       40MW            Lessee/Operator                   1991

2.  Rio Volcan             Costa Rica          16MW            Part Owner/Operator               1997

3.  Don Pedro              Costa Rica          16MW            Part Owner/Operator               1996

4.  Koma Kulshan(1)        Washington          12MW            Part Owner                        1997

5.  Weeks Falls(1)         Washington           5MW            Part Owner                        1997

6.  Rio Yura (2)           Bolivia             12MV            Part Owner                        1998
                                               ----
                           SUBTOTAL           101MW

B.       GEOTHERMAL
         ----------

1.  Heber                  California          52MW            Owner/ Operator                   1989

2.  SIGC                   California          48MW            Lessee/Operator                   1994

3.  Mammoth G1(1)          California          10MW            Part Owner/Operator               1997

4.  Mammoth G2(1)          California          15MW            Part Owner/Operator               1997

5.  Mammoth G3(1)          California          15MW            Part Owner/Operator               1997
                                               ----
                           SUBTOTAL           140MW

C.         NATURAL GAS
           ------------

1.  Empresa Valle          Bolivia            182MW            Part Owner/                       1995
     Hermoso (3)                                               Operations Mgmt.

2.  Sahacogen (4)          Thailand           122MW            Owner/Operator                    1999

3.  Rojana (5)             Thailand           122MW            Owner/Operator                    1999

4.  Haripur(6)             Bangladesh         120MW            Part Owner/Operator               1999
                                               -----
                           SUBTOTAL           546MW





D.       COAL

1.  Quezon(7)              Philippines         510MW           Part Owner/Operator               2000

2.  Lin'an(8)              China               24MW            Part Owner                        1997

3.  Huantai(8)             China               24MW            Part Owner                        1997

4.  Taixing(8)             China               24MW            Part Owner                        1997

5.  Yanjiang(8)            China               24MW            Part Owner                        1997
                                               ----
                           SUBTOTAL           606MW

E.         DIESEL

1.  Island Power           Philippines         7MW             Part Owner/                       1996
     Corporation(9)                                            Operator

2.  Bataan                 Philippines        65MW             Owner/Operator                    1996
     Cogeneration

3.  Magellan               Philippines        65MW             Owner/Operator                    1999
                                               ----
                           SUBTOTAL           137MW

F.       WASTE WOOD

1.  Burney Mountain        California        11.4MW            Owner/Operator                    1997

2.  Pacific Ultrapower     California        25.6MW            Part Owner                        1997
     Chinese Station(1)

3.  Mount Lassen           California       11.4 MW            Owner/Operator                    1997

4.  Pacific Oroville       California        18.7MW            Owner/Operator                    1997
                                             ------
                           SUBTOTAL           67MW

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

4.  Penrose                California         10MW            Owner/Operator                     1997

5.  Salinas                California        1.5MW            Owner/Operator                     1997

6.  Santa Clara            California        1.5MW            Owner/Operator                     1997







7.  Stockton               California        0.8MW           Owner/Operator                      1997

8.  Toyon                  California         10MW           Owner/Operator                      1997
                                             ----
                           SUBTOTAL          36MW

TOTAL MW IN OPERATION:                      1633MW
                                           =========

UNDER CONSTRUCTION:

1. Samalpatti (10)         India             105MW           Part Owner/Operator                 2001(est.)

2. Linasa (1)              Spain             15MW            Part Owner/Operator                 2000(est.)
                                             ----


TOTAL MW UNDER CONSTRUCTION                 120MW
                                           -------
                                           -------

TOTAL ALL PROJECTS                         1753MW
                                           ========





NOTES

(1)      The Energy Group has a 50% ownership interest in the project.

(2) The Energy Group has an approximately 12% interest in a company that owns 58% of this project.

(3) The Energy Group owns an approximate 24% interest in a consortium that purchased 50% of Empresa Valle Hermoso. The remaining 50% is owned by Bolivian pension funds.

(4)      The Energy Group has a 74% ownership interest in this project.

(5)      The Energy Group has a 25% ownership interest in this project.

(6) The Energy Group has an approximately 45% interest in this project, This project is capable of operating through combustion of diesel oil in addition to natural gas.

(7) The Energy Group has an approximately 26% ownership interest in this project.

(8)      The Energy Group has a 60% ownership interest in this project.

(9) The Energy Group has an approximately 40% ownership interest in this project.

(10) The Energy Group has a 49% interest in this project, and upon commercial operation will own 60% of this project.

(d) OTHER DEVELOPMENT EFFORTS. The Energy Group is actively pursuing a number of projects, some of which have achieved significant development milestones such as executed power purchase agreements, site acquisition or receipt of key governmental approvals. Among the most advanced development efforts are:

         (i) Three Mountain Power (U.S.): a 500 MW gas-fired combined cycle merchant facility, to be located at the same site as the Energy Group's Burney facility in Shasta County, California. The project is presently in the permitting stage, which the Energy Group expects to conclude during 2000.

         (ii) Balaji (India): a 106 MW oil-fired project in the State of Tamil Nadu, India with similar design and technology to the Samalpatti project. The Energy Group has executed agreements pursuant to which it will have a majority ownership position and will operate the project.

         (iii) Maheshwar (India): a 400 MW hydroelectric project in the State of Madya Pradesh, India. The Energy Group has executed agreements giving it the right to purchase 49% of the project equity, subject to certain conditions relating to the project development progress.

         (iv) Thai Gulf Acquisition (Thailand): an acquisition of a 50% interest in a Thai holding company which owns interests in two projects: (1) a 100% interest in a 107 MW operating gas-fired project, selling power under long term contracts to the Electric Generating Authority of Thailand ("EGAT") and several industrial customers, and (2) a 60% interest in a 734 MW coal-fired project that is in the late stages of development. This project has a long term contract with EGAT to sell its electricity.

                  As with all development efforts, however, there are in each case numerous conditions to be satisfied prior to financing, some of which are not within the Energy Group's control. As such, no assurance can be given that these projects will ultimately be developed successfully.

WASTE-TO-ENERGY

                  The Energy Group's waste-to-energy operations are managed through a wholly-owned subsidiary, Ogden Waste to Energy, Inc. ("OWTE"). Waste-to-energy facilities combust municipal solid waste to make saleable energy in the form of electricity or steam. This group completed construction of its first waste-to-energy project in 1986. It currently operates 26 waste-to-energy projects. OWTE's subsidiaries are the owners or lessees of 17 of its waste-to-energy projects. The Energy Group has the exclusive right to market in the United States the proprietary, mass-burn technology of Martin GmbH fur Umwelt und Energietechnik ("Martin"). All of the waste-to-energy facilities the Energy Group has constructed use this Martin technology. In addition, the Energy Group owns and/or operates waste-to-energy facilities using other technologies.

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

(a) TERMS AND CONDITIONS OF SERVICE AGREEMENTS. Each Service Agreement is different in order to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements, and other factors. The following description sets forth terms that are generally common to these agreements:

                    - The Energy Group designs the facility, helps to arrange for financing, and then constructs and equips the facility on a fixed price and schedule basis.

                    - The Energy Group operates the facility and generally guarantees it will meet minimum processing capacity and efficiency standards, energy production levels, and environmental standards. The Energy Group's failure to meet these guarantees or to otherwise observe the material terms of the Service Agreement (unless caused by the Client Community or by events beyond its control ("Unforeseen Circumstances")) may result in liquidated damages being charged to the Energy Group or, if the breach is substantial, continuing and unremedied, the termination of the Service Agreement. In the case of such Service Agreement termination, the Energy Group may be obligated to discharge project indebtedness.

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

                    - The Client Community usually retains a portion of the energy revenues (generally 90%) generated by the facility, with the balance paid to the Energy Group.

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

                  In addition, the Energy Group has recently undertaken, together with three Client Communities, restructuring of its waste-to-energy projects. In Union County, a municipally-owned facility has been leased to the Energy Group, and the Client Community has agreed to deliver approximately 50% of the facility's capacity on a put-or-pay basis. The balance of facility capacity will be marketed by the Energy Group, at its risk. The Company provided limited credit support in the form of an operating performance guaranty, as well as a rent guaranty supporting one series of subordinated bonds. In connection with this restructuring, the Client Community assigned to the Energy Group the long term power contract with the local utility. As part of this assignment, the power contract was amended to give the Energy Group the right to sell all or a portion of the plant's output to other purchasers. In 1999, the Energy Group elected to sell 20 MW of power to Sempra Energy Trading Corporation under a two year arrangement which the Energy Group believes will enhance project revenues. Other such arrangements may be considered in the future.

                  In Tulsa, Oklahoma, the Client Community paid a fee to terminate its Service Agreement. At the same time the parties entered into a new arrangement pursuant to which the Energy Group is required to fund the cost of the facility's Clean Air Act retrofit; the Client Community is committed to deliver tonnages on a put or pay basis, for a fee per ton; and the parties agreed to sharing of certain excess revenues from facility operations. In addition, the Energy Group no longer has the right to require an adjustment to fees to cover the costs of unforeseen circumstances, but may terminate the contract if the Client Community declines to accept such increases. Under the new contract, the Client Community has accepted the obligation to repay bonds issued to finance the facility, including prepayment as a result of termination of the Service Agreement, regardless of the reasons for the termination.

                  In Warren County, New Jersey the Energy Group has agreed to market the facility's capacity, at its risk, in a restructuring plan that includes State assistance with debt retirement. The Warren County restructuring is subject to several conditions precedent, some of which are beyond the control of the Energy Group, notably the securing of State funds. Currently, the project's debt service reserve funds have been depleted, and the State provided funds to ensure debt service was paid to bondholders in December, 1999. The parties are now negotiating a restructuring with the State's participation and supervision. There can be no assurance, however, that an acceptable resolution will be achieved. If such a resolution cannot be achieved, the Warren County Client Community may default on its obligations, including obligations to bondholders, in which case a restructuring would need to be addressed between the Energy Group and the project's lenders and credit enhancement providers. The project is mortgaged to its lenders; it is possible that such restructuring could result in the Energy Group no longer owning and/or operating the Facility.

                  In Lake County, Florida, the Client Community has indicated its intention to reduce or terminate its continuing payment obligations with respect to the facility, and has expressed its desire to restructure its relationship with the Energy Group subsidiary to substantially reduce its payment obligation or to institute condemnation proceedings to purchase the Facility from the Energy Group. If discussions regarding a mutually acceptable resolution of these matters are not successful, litigation and/or condemnation proceedings may result. There can be no assurance that the efforts to restructure this project will succeed, or that litigation or condemnation can be avoided. Although the company wishes to find mutually acceptable ways to resolve the County's concerns, it will vigorously contest any effort by the County to evade its contractual responsibilities.

                  The Energy Group may agree to additional such restructurings in the future for other projects, depending upon the particular facts and circumstances applicable to each situation where a restructuring is proposed.

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

(d) OWTE PROJECTS. Certain information with respect to projects as of March 1, 2000 is summarized in the following table:

                            WASTE-TO-ENERGY PROJECTS


                                                               BOILER               COMMENCEMENT
UNITS                                    TONS PER DAY          UNITS       MW      OF OPERATIONS
 -----                                  --------------          ------              -------------
Tulsa, OK (I) (1)                                750          2            11            1986
Marion County, OR                                550          2(2)         13            1987
Hillsborough County, FL (3)                    1,200          3(2)         29            1987
Tulsa, OK (II) (1)(4)                            375          1            --            1987
Bristol, CT                                      650          2(2)         16.3          1988
Alexandria/Arlington, VA                         975          3            22            1988
Indianapolis, IN                               2,362          3(2)         N.A.          1988
Hennepin County, MN (1)(5)                     1,200          2            38.7          1989
Stanislaus County, CA                            800          2            22.5          1989
Babylon, NY                                      750          2(2)         16.8          1989
Haverhill, MA                                  1,650          2            46            1989
Warren County, NJ (5)                            450          2            13            1988
Kent County, MI (3)                              625          2(2)         18            1990
Wallingford, CT (5)                              420          3(2)         11            1989
Fairfax County, VA                             3,000          4(2)         79            1990
Huntsville, AL (3)                               690          2(2)         N.A.          1990
Lake County, FL                                  525          2(2)         14.5          1991
Lancaster County, PA (3)                       1,200          3(2)         35.7          1991
Pasco County, FL (3)                           1,050          3(2)         31.2          1991
Huntington, NY (6)                               750          3(2)         4.25          1991
Hartford, CT (3)(7)(8)                         2,000          3            68.5          1987
Detroit, MI (1)(8)                             3,300          3            68            1991
Honolulu, HI (1)(8)                            2,160          2            57            1990
Union County, NJ (9)                           1,440          3            44            1994
Lee County, FL (3)                             1,200          2(2)         39.7          1994
Onondaga County NY (6)                           990          3            39.5          1995
Montgomery County, MD (3)                      1,800          3(2)         55            1995
                                               ------                      ----
                  TOTAL                       32,862 TONS/DAY              813.65 MW


--------------------------------
(1) Facility is owned by an owner/trustee pursuant to a sale/leaseback arrangement.
(2)      Facility has been designed to allow for the addition of another unit.
(3)      Facility is owned by the Client Community.
(4) Phase II of the Tulsa facility, which was financed as a separate project, expanded the capacity of the facility from two to three units.
(5) Energy Group subsidiaries were purchased after completion, and use a mass-burn technology that is not the Martin Technology.
(6) Owned by a limited partnership in which the limited partners are not affiliated with Ogden.
(7) Under contracts with the Connecticut Resource Recovery Authority and Northeast Utilities, the Energy Group operates only the boiler and turbine for this facility.

(8) Operating contracts were acquired after completion. Facility uses a refuse-derived fuel technology and does not employ the Martin Technology.

(9)      The Union Facility is leased to an Energy Group subsidiary.

(e) TECHNOLOGY. The principal feature of the Martin Technology is the reverse-reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin Technology expired in 1989, and a related patent expired in 1999. The Energy Group believes that unexpired patents on other portions of the Martin Technology and other proprietary know how would limit the ability of other companies to effectively use the basic stoker grate technology in competition with the Energy Group. There are several unexpired patents related to the Martin Technology including:
(i) Method and Arrangement for Reducing NOx Emissions from Furnaces - expires 2000; (ii) Method and Apparatus for Regulating the Furnace Output of Incineration Plants - expires 2007; (iii) Method for Regulating the Furnace Output in Incineration Plants - expires 2008; and (iv) Feed Device with Filling Hopper and Adjoining Feed Chute for Feeding Waste to Incineration Plants - expires 2008. More importantly, the Energy Group believes that it is Martin's know-how and worldwide reputation in the waste-to-energy field, and the Energy Group's know-how in designing, constructing and operating waste-to-energy facilities, rather than the use of patented technology, that is important to the Energy Group's competitive position in the waste-to-energy industry in the United States. Ogden does not believe that the expiration of the patent covering the basic stoker grate technology or patents on other portions of the Martin Technology will have a material adverse effect on Ogden's financial condition or competitive position.

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

(f) THE COOPERATION AGREEMENT. Under an agreement between Martin and an Ogden affiliate (the "Cooperation Agreement"), the Energy Group has the exclusive rights to market the proprietary technology (the "Martin Technology") of Martin in the United States, Canada, Mexico, Bermuda, certain Caribbean countries, most of Central and South America, and Israel. Martin is obligated to assist the Energy Group in installing, operating, and maintaining facilities incorporating the Martin Technology. The 15-year term of the Cooperation Agreement renews automatically each year unless notice of termination is given, in which case the Cooperation Agreement would terminate 15 years after such notice. Additionally, the Cooperation Agreement may be terminated by either party if the other fails to remedy its material default within 90 days of notice. The

Cooperation Agreement is also terminable by Martin if there is a change of control (as defined in the Cooperation Agreement) of Ogden Martin Systems, Inc. Termination would not affect the rights of the Energy Group to design, construct, operate, maintain, or repair waste-to-energy facilities for which contracts have been entered into or proposals made prior to the date of termination.

                  (g) OTHER DEVELOPMENT EFFORTS. OWTS is actively pursuing several development efforts, some of which are in advanced stages of development. Among the most advanced projects are:

         In February of 2000, the Energy Group acquired a 13% equity interest in Prima s.r.l. ("PRIMA"), a special purpose Italian limited liability company, to develop, construct and operate a 15 MW mass burn waste-to-energy project near the City of Trezzo Sull' Lombardy Region, Italy (the "Trezzo Project"). The remainder of the equity in PRIMA is currently held by TTR Tecno Trattamento Rifiuti s.r.l., a subsidiary of Falck S.p.a. ("Falck"). The Trezzo Project will be operated by Ambiente 2000 s.r.l. ("A2000"), an Italian special purpose limited liability company of which Ogden owns 40% of the equity. The municipal solid waste used to fuel the project will come from municipalities under long term contracts with PRIMA and is guaranteed by Falck. PRIMA shall pay A2000 a Service Fee based on the number of tons of waste processed under a long term Operations and Maintenance Agreement, the terms of which have been finalized and such agreement is expected to be signed in the second quarter, 2000. The electrical output from the Trezzo Project will be sold at governmentally established preferential rates under a long term purchase contract to Italy's state owned utility company Ente Nazionale de Electtricita s.p.a. PRIMA is in the later stages of financing the development and construction of the facility through a limited recourse financing through Credit Agricole Indosuez and San Paolo IMI. The Energy Group has no other commitments in its waste-to-energy backlog as of December 31, 1999.

                  In the first quarter of 2000, OWTE was selected by the Solid Waste Management Authority of Puerto Rico to negotiate an agreement for the design, construction and operation of an 1800 tons per day facility in northwest Puerto Rico. The project is expected to generate approximately 60MW of electricity, which will be sold to the Puerto Rico Electric Power Authority.

                  As with all development efforts, however, there are in each case numerous conditions to be satisfied prior to financing or closing, some of which are not within the Energy Group's control. As such, no assurance can be given that these products will ultimately be developed successfully.

WATER AND WASTEWATER

                  The Energy Group's water and wastewater business is conducted through Ogden Water Systems, Inc. ("OWS"). OWS's mission is to develop, design, construct, maintain, operate and, in some cases, own, water and wastewater treatment facilities and distribution and collection networks in the United States, the Middle East, Latin America and elsewhere.

                  In the United States, the Energy Group seeks to participate in water projects in which, under contracts with municipalities, it privatizes water and/or wastewater facilities, agrees to build new or substantially augment existing facilities and agrees to operate and maintain the facilities under long-term contracts. In addition, the Energy Group currently has contracts with five communities in New York State for the operation of facilities in which it has no ownership or long-term leasehold interest.

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

                  Under contractual arrangements, the Energy Group may be required to warrant certain levels of performance and may be subject to financial penalties or termination if it fails to meet these warranties. The Energy Group may be required to guarantee the performance of OWS. OWS seeks to not take responsibility for conditions that are beyond its control.

                  During 1999, OWS purchased a controlling interest in DSS Environmental, Inc., which owns the patent for the DualSand -Registered Trademark- filtration technology. OWS believes that this technology offers superior performance at a competitive cost, and that it will have wide application for both water and wastewater projects. In addition, OWS believes that, because the DualSand -Registered Trademark- system is based on a modular design, it can be implemented over a wide range of project sizes.

                  (a) WATER AND WASTEWATER PROJECTS. The Energy Group operates and maintains wastewater treatment facilities for five small municipalities in New York State. Such facilities together process approximately 16 million gallons per day ("mgd").

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

                  (c) OTHER DEVELOPMENT EFFORTS. OWS has a number of development projects which it pursues at any given time. Among its most advanced development projects are:

                  A consortium of which OWS is a member has received a project award with respect to a 32-year concession serving a population in excess of 700,000 in the City of Muscat, the capital of the Sultanate of Oman. The project encompasses taking over the existing wastewater treatment and collection facilities in Muscat, as well as the construction and operation of new wastewater infrastructure. The infrastructure capital program would be phased in over several years, with the first phase projected to require approximately $200 million in new construction. The Energy Group's role would be as operator on behalf of a joint venture to be formed. The joint venture's arrangement with the government would be on a Build/Own/Operate/Transfer basis, and some equity capital, expected to be approximately $15 million, would be required of the Energy Group. The implementation of the Muscat project remains subject to several conditions precedent, many of which are beyond the control of the Energy Group, including successful completion of key project contracts.

                  OWS has also received an award as winning bidder for a $59 million, 4 mgd wastewater collection and sewer system in Key Largo, Florida. OWS expects to sign definitive agreements for the projects during the second quarter, 2000.

                  During 1999, OWS also entered into an agreement with a consortium that has been awarded the exclusive rights to develop a wastewater system in Ajman, United Arab Emirates. The agreement gives OWS the exclusive rights to operate the project as well as the right to purchase a controlling interest in the project consortium.

                  As with all development efforts, however, there are in each case numerous conditions to be satisfied prior to financing or closing each project, many of which are not within the Energy Group's control. As such, there can be no assurance that these projects will ultimately be developed successfully.

ENVIRONMENTAL CONSULTING AND ENGINEERING

                  The Energy Group's environmental consulting services are provided through Ogden Environmental and Energy Services Co., Inc. ("OEES") which provides a comprehensive range of environmental, infrastructure and energy consulting, engineering and design services to industrial and commercial companies, electric utilities and governmental agencies. These services include analysis and characterization, remedial investigations, engineering and design, data management, project management, regulatory assistance and remedial construction as well as concrete and civil construction projects which are provided to a variety of clients in the public and private sectors in the United States and abroad. Principal clients include major Federal agencies, particularly the Department of Defense, as well as major corporations in the chemical, petroleum, transportation, public utility and health care industries and Federal and state regulatory authorities. United States Government contracts may be terminated, in whole or in part, at the convenience of the government or for cause. In the event of a convenience termination, the government is obligated to pay the costs incurred under the contract plus a fee based upon work completed. In 1999, Ogden announced its intention to sell its environmental consulting services.

                                      OTHER

         Datacom, Inc. (formerly Atlantic Design Company, Inc.) a contract manufacturer which conducts assembly and manufacturing operations at its facility located in Reynosa, Mexico near the boarder with McAllen, Texas. Datacom sells an overwhelming majority of its output under a supply contract with the Genicom Corporation, a specialty printer supplier. Genicom filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code on March 10, 2000. If the Genicom contract is rejected by Genicom, Datacom would be limited to its remedies as an unsecured creditor.

                             DISCONTINUED BUSINESSES

(A)      ENTERTAINMENT

         During 1999, the Company conducted business in its Entertainment segment through Ogden Entertainment, Inc. ("Entertainment"). Entertainment was engaged in business activities related to owning, servicing, and operating public assembly facilities and entertainment attractions in the United States, Canada, Europe, South America, Latin America and Australia both directly and through partnerships and joint ventures Entertainment's business operations were divided into two categories: Concessions and Venue Management; and Parks and Attractions. In addition, Entertainment owns a 50% interest in the Metropolitan Entertainment Group, which is engaged in a number of activities related to the development and exhibition of entertainment products. Since September, 1999, the Company has reported the Entertainment Group as discontinued operations in its financial statements, and is currently in the process of selling the Entertainment business.

(B)      AVIATION

         Prior to September, 1999, the Company conducted business in its Aviation segment through two major operations: (i) Aviation Services, and (ii) Airport Privatization and Infrastructure Development. Aviation's Airport Privatization and Infrastructure operations designs, finances, builds and operates major airport facilities and other aviation infrastructure projects; provides airport development and management; Aviation Services provides ground handling and passenger services; cargo facility development and operations; and fueling and fuel facility management. These diversified services are performed throughout the world through joint ventures, consortiums, contracts with individual airlines, consolidated agreements with several airlines, and contracts with various airport authorities. Ogden Aviation's customer base consists of airlines companies and aviation authorities. The first step in providing aviation services is to obtain operating licenses at key locations from the governing aviation authorities. These licenses grant Aviation the right to compete in the airline services market at a particular airport and tend to be long-term in nature. Since September, 1999, the Company has reported its Aviation segment as discontinued operations in its financial statements, and is currently in the process of selling the Aviation business.

                                OTHER INFORMATION

                  Any statements in this communication, including but not limited to the "Year 2000 Issue" discussion, which may be considered to be "forward-looking statements", as that term is defined in the Private Securities Litigation Reform Act of 1995, are subject to certain risk and uncertainties. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in Ogden public filings with the Securities and Exchange Commission and more generally, general economic conditions, including changes in interest rates and the performance of the financial markets; changes in domestic and foreign laws, regulations, and taxes; changes in competition and pricing environments; and regional or general changes in asset valuations.

MARKETS, COMPETITION AND GENERAL BUSINESS CONDITIONS

                  Ogden's Energy businesses can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restrictions and controls, natural disasters, energy shortages, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which Ogden has no control.

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

                    Foreign demand for waste to energy projects in which OWTE would participate is expected to exist only in unique circumstances where other disposal options are unavailable or unusually costly.

                  The Energy Group's water and wastewater business faces an immature but developing domestic market for private water and wastewater services, and, like energy, a large foreign demand within an immature marketplace.

                  Competition for business is intense in all the domestic and foreign markets in which Ogden conducts or intends to conduct its businesses and its businesses are subject to a variety of competitiveness and market influences. The economic climate can adversely affect Ogden's operations. Ogden's Energy group expends substantial amounts for the development of new businesses. The financial support required to undertake some of these activities comes from Ogden. Beyond staffing costs, expenditures can include the costs of contract and site acquisition, feasibility and environmental studies, technical and financial analysis, and in some cases the preparation of extensive proposals in response to public or private requests for proposals. Development of some projects involves substantial risks which are not within their control. Success of a project may depend upon obtaining in a timely manner acceptable contractual arrangements and financing, appropriate sites, acceptable licenses, environmental permits and governmental approvals. Even after the required contractual arrangements are achieved, implementation of the project often is subject to substantial conditions that may be outside the control of the Company. In some, but not all, circumstances, the Energy group will make contractual arrangements for the partial recovery of development costs if the project fails to be implemented for reasons beyond its control.

INTERNATIONAL BUSINESS DEVELOPMENT

                  The Energy Group develops projects in many countries, and in doing so seeks to implement its strategy for the development of its business in selected international markets where private development is encouraged. It seeks to do so by focusing on a limited number of opportunities which can be developed in conjunction with local and international partners. Offices have been established in Hong Kong, Manila, Sao Paulo, Calcutta, Bangkok, Beijing, Ankara and London in order to service foreign projects. Opportunities in foreign countries for the services provided by the Energy Group are highly dependent upon the elimination of historic legal and political barriers to the participation of foreign capital and foreign companies in the financing, construction, ownership and operation of infrastructure facilities.

                  The Energy Group has ownership interest and/or operates (or will operate upon completion of construction) projects in four continents. They are:

                  - North America: 46 energy generating projects totaling 1114 MW (gross); 6 water or wastewater projects totaling 41 mgd capacity.

                  -        Asia: 12 energy generating projects totaling 1212 MW
                           (gross).
                  - South and Central America: 4 energy generating projects totaling 226 MW (gross).

                  -        Europe: 1 energy generating project of 15 MW (gross).

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

                  Many of the countries in which the Energy Group is or intends to be active are lesser developed countries or developing countries. The political, social and economic conditions in some of these countries is typically less stable than those prevalent in the United States. The financial condition and creditworthiness of the potential purchasers of power and services provided by the Energy Group (which may be a governmental or private utility or industrial consumer) or of the suppliers of fuel for projects in these countries may not be as strong as those of similar entities in developed countries. The obligations of the purchaser under the power purchase agreement, the service recipient under the related service agreement and the supplier under the fuel supply agreement generally are not guaranteed by any host country or other creditworthy governmental agency. Whenever such governmental guarantees are not available, the Energy Group undertakes a credit analysis of the proposed power purchaser or fuel supplier. It also seeks, to the extent appropriate and achievable within the commercial parameters of a project, to require such entities to provide financial instruments such as letters of credit or arrangements regarding the escrowing of the receivables of such parties in the case of power purchasers.

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

YEAR 2000 ISSUES

                  See discussion on Ogden's Year 2000 issues set forth in Part II, Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this Form 10-K Report.

EMPLOYEE AND LABOR RELATIONS

                  Ogden and its subsidiaries currently employ approximately 2,600 U.S. and foreign employees in its continuing businesses. This figure does not include employees currently employed in discontinued businesses.

                  Certain employees of Ogden are employed pursuant to collective bargaining agreements with various unions. During 1999 Ogden successfully renegotiated collective bargaining agreements in certain of its business sectors with no strike-related loss of service. Ogden considers relations with its employees to be good and does not anticipate any significant labor disputes in 2000.

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

                  The Environmental Regulatory Laws and other federal, state, and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") (collectively, "Environmental Remediation Laws"), make Ogden potentially liable on a joint and several basis for any environmental contamination which may be associated with the Company's activities and the activities at sites, including landfills, which the Energy Group's subsidiaries have owned, operated, or leased or at which there has been disposal of residue or other waste handled or processed by such subsidiaries or at which there has been disposal of waste generated by the Energy Group's activities. Through its subsidiaries, the Energy Group leases and operates a landfill in Haverhill, Massachusetts, and leases a landfill in Bristol, Connecticut, in connection with its projects at those locations. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some Service Agreements provide for indemnification of the operating subsidiaries from some such liabilities. In addition, other subsidiaries involved in landfill gas projects have access rights to landfills pursuant to certain leases at landfill sites which permit the installation, operation and maintenance of landfill gas collection systems. A portion of these landfill sites is and has been a federally designated "superfund" site. Each of these leases provide for indemnification of the Energy Group subsidiary from some liabilities associated with these sites.

                  The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of waste-to-energy, independent power and water and wastewater projects. There can be no assurance that all required permits will be issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Failure to meet conditions of these permits or of the Environmental Regulatory Laws and the corresponding regulations can subject an operating subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include monetary penalties, and orders requiring certain remedial actions or limiting or prohibiting operation. In addition, certain of Ogden's discontinued businesses also are required to comply with various regulatory and permitting requirements and can be subject to regulatory enforcement actions. To date, Ogden has not incurred material penalties, been required to incur material capital costs or additional expenses, nor been subjected to material restrictions on its operations as a result of violations of environmental laws, regulations, or permits.

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

                  The NSPS and EG, which were issued in final form in 1995, require capital improvements or operating changes to most of the waste-to-energy facilities operated by OWTE to control emissions of nitrogen oxides, organics, mercury and acid gases. EPA has since issued a final rule which slightly revised the emission limits for NOX, CO, SO2, HCl, dioxin, cadmium, and lead, tightening all but the NOX limit. The general compliance deadline for the NSPS and EG is December 19, 2000, the deadline for these seven revised limits is August 26, 2002. As a practical matter the capital and operating changes necessary to meet them is very nearly identical to that needed to achieve the prior NSPS and EG limits. OWTE anticipates that projects to install all new equipment needed to achieve the applicable new limits under the NSPS and EG will be undertaken in a single effort, to be completed by December 19, 2000.

                  The costs to meet new rules for existing facilities owned by Client Communities generally will be borne by the Client Communities. For projects owned or leased by Ogden and operated under a Service Agreement, the Client Community has the obligation to fund such capital improvements, to which Ogden may be required to make an equity contribution. In certain cases, Ogden is required to fund the full cost of these capital improvements at those facilities that are either not operated pursuant to a Service Agreement or whose Service Agreement does not require the costs to be borne by the Client Community. The Company estimates that its commitments for these capital improvements will total approximately $30 million during 2000. Only moderate additional costs are likely to be incurred during 2001 and 2002. OWTE believes that most costs incurred to meet EG and operating permit requirements at facilities it operates may be recovered from Client Communities and other users of its facilities through increased service fees permitted under applicable contracts. Such increased service fees will be paid for either out of their general revenues or by increasing fees charged to facility users by the Client Community. Because of the reluctance or inability of some municipalities to increase taxes, or tipping fees if the market may not bear the increase without some loss of waste deliveries, Client Communities may seek to have OWTE subsidize the cost, or modify its contractual relationship.

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

                  Except with respect to waste to energy facilities with a net power production capacity in excess of thirty megawatts (where rates are set by FERC), state public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from QFs. PURPA requires that electric utilities purchase electric energy produced by QFs at negotiated rates or at a price equal to the incremental or "avoided" cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. PURPA does not expressly require public utilities to enter into long-term contracts to purchase the output supplied by QFs.

                  Under PUHCA, any entity owning or controlling ten percent or more of the voting securities of a "public utility company" or company which is a "holding company" of a public utility company is subject to registration with the Securities and Exchange Commission (the "SEC") and regulation by the SEC unless exempt from registration. Under PURPA, most projects that satisfy the definition of a "qualifying facility" are exempt from regulation under PUHCA. Under the Energy Policy Act of 1992, projects that are not QFs under PURPA but satisfy the definition of an "exempt wholesale generator" ("EWG") are not deemed to be public utility companies under PUHCA. Finally, projects that satisfy the definition of "foreign utility companies" are exempt from regulation under PUHCA. The Energy Group believes that all of its operating projects involved in the generation, transmission and/or distribution of electricity, both domestically and internationally, qualify for an exemption from PUHCA and that it is not and will not be required to register with the SEC.

                  In the past there has been consideration in the U.S. Congress of legislation to repeal PURPA entirely, or at least to repeal the obligation of utilities to purchase power from QFs. There is continuing support for grandfathering existing QF contracts if such legislation is passed. Various bills have also proposed repeal of PUHCA. Repeal of PUHCA would allow both independents and vertically integrated utilities to acquire electric assets throughout the United States that are geographically widespread, eliminating the current requirement that the utility's electric assets be capable of physical integration. Also, registered holding companies would be free to acquire non-utility businesses, which they may not do now, with certain limited exceptions. With the repeal of PURPA or PUHCA, competition for independent power generators from utilities would likely increase. This is likely to have little or no impact on existing Energy Group projects, but may mean additional competition from highly-capitalized companies seeking to develop projects in the U.S.

                  In addition, the FERC, many state public utility commissions and Congress have implemented or are considering a series of proposals to restructure the electric utility industry in the United States to permit utility customers to choose their utility supplier in a competitive electric energy market. The FERC has issued a series of orders requiring utilities to offer wholesale customers and suppliers open access on their transmission lines on a comparable basis to the utilities' own use of the line. All public utilities have already filed "open access" tariffs to implement this requirement. As the trend toward increased competition continues, the utilities contend that they are entitled to recover from departing customers their fixed costs that will be "stranded" by the ability of their wholesale customers (and perhaps eventually, their retail customers) to choose new electric power suppliers. These include the costs utilities are required to pay under many QF contracts which the utilities view as excessive when compared with current market prices. Many utilities are therefore seeking ways to lower these contract prices, or rescind or buy out these contracts altogether, out of concern that their shareholders will be required to bear all or part of such "stranded" costs. Regulatory agencies to date have recognized the continuing validity of approved power purchase agreements, and have rejected attempts by some utilities to abrogate these contracts. At the same time, regulatory agencies have encouraged renegotiations of power contracts where rate payer savings can be achieved as a result. The

Energy Group anticipates that the regulatory impetus to restructure "above market" power purchase agreements will continue in many of the jurisdictions where it owns or operates generating facilities. Future U.S. electric rates may be deregulated in a restructured U.S. electric utility industry and increased competition may result in lower rates and less profit for U.S. electricity sellers developing new projects. Falling electricity prices and uncertainty as to the future structure of the industry can be expected to inhibit United States utilities from entering into long-term power purchase contracts. On the other hand, deregulation could open up markets for the sale of electricity, including retail markets, previously available only to regulated utilities.

                  The Energy Group presently has, and intends to continue to acquire, ownership and operating interests in electric generating projects outside the United States. Most countries have expansive systems for the regulation of the power business. These generally include provisions relating to ownership, licensing, rate setting and financing of generating and transmission facilities.

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

                  The principal executive offices of Ogden Energy Group, Inc. are located in Fairfield, New Jersey, in an office building located on a 5.4 acre site owned by Ogden Projects, Inc. It also leases approximately 47,000 square feet of office space in Fairfax, Virginia, and approximately 910 square meters of office space in Hong Kong.

                  The following table summarizes certain information relating to the locations of the properties owned or leased by Ogden Energy Group, Inc. or its subsidiaries:



                                        APPROXIMATE
                                        SITE SIZE
LOCATION                                 IN ACRES         SITE USE                           NATURE OF INTEREST(1)
--------                                 ---------        ---------                          -----------------------

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

4.  Bristol, Connecticut                18.2              Waste-to-energy facility           Own

5.  Bristol, Connecticut                35.0              Landfill                           Lease

6.  Indianapolis, Indiana               23.5              Waste-to-energy facility           Lease

7.  Stanislaus County, California       16.5              Waste-to-energy facility           Lease

8.  Babylon, New York                    9.5              Waste-to-energy facility           Lease

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

12. Lawrence, Massachusetts             11.8              RDF power plant (closed)           Own

13. Lake County, Florida                15.0              Waste-to-energy facility           Own

14. Wallingford, Connecticut            10.3              Waste-to-energy facility           Lease

15. Fairfax County, Virginia            22.9              Waste-to-energy facility           Lease

16. Union County, New Jersey            20.00             Waste-to-energy facility           Lease



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

22. New Martinsville, W. VA             N/A               Hydroelectric Power Generating     Lease

23. Heber, California                   N/A               Geothermal Power Plant             Lease

24. Heber, California                   N/A               Geothermal Power Plant             Lease

25. Bataan, Philippines                 3,049 sq. meters  Diesel Power Plant                 Lease

26. Zhejiang Province,                  N/A               Coal-fired                         Land Use Right
       People's Republic of                               Cogeneration Facility              reverts to China
       China                                                                                 Joint Venture Partner
                                                                                             Upon termination of
                                                                                             Joint Venture
                                                                                             Agreement.

27. Shandong Province,                  N/A               Coal-fired                         Land Use Right
    People's Republic of                                  Cogeneration Facility              reverts to China Joint
    China                                                                                    Venture Partner upon
                                                                                             termination of Joint
                                                                                             Venture Agreement.

28. Jiangsu Province,                   N/A               Coal-fired                         Land Use Right
    People's Republic of                                  Cogeneration Facility              reverts to China Joint
    China                                                                                    Venture Partner upon
                                                                                             termination of Joint
                                                                                             Venture Agreement

29. Jiangsu Province,                   N/A               Coal-fired                         Land Use Right
    People's Republic of China                            Cogeneration Facility              reverts to China Joint
                                                                                             Venture Partner upon
                                                                                             termination of Joint Venture Agreement

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

39. Burney, California                  40                Wood Waste Project                 Lease

40. Jamestown, California               26                Wood Waste Project                 Own (50%)

41. Westwood, California                60                Wood Waste Project                 Own

42. Oroville, California                43                Wood Waste Project                 Lease

43. Whatcom County, Washington          N/A               Hydroelectric Project              Own (50%)

44. Weeks Falls, Washington             N/A               Hydroelectric Project              Lease

45. Haripur, Bangladesh                4.6                Gas/Diesel Project                 Lease

46. Cavite, Philippines                13,122             Diesel Project                     Lease
                                        sq.  meters

47. Chonburi, Thailand                 5.92               Gas Project                        Own



-----------------------

(1) All ownership or leasehold interests relating to projects are subject to material liens in connection with the financing of the related project, except those listed above under items 12, 26-29, and 31-42. In addition, all leasehold interests extend at least as long as the term of applicable project contracts, and several of the leasehold interests are subject to renewal and/or purchase options.

ITEM 3.  LEGAL PROCEEDINGS

                 The Company has various legal proceedings involving matters arising in the ordinary course of business. The Company does not believe that there are any pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its property is subject, the outcome of which would have a material adverse effect on the Company's consolidated position or results of operation.

                 The Company's operations are subject to various Federal, state and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA). Although the Company's operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, the Company believes that it is in substantial compliance with existing environmental laws and regulations.

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

                 Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, the Company believes that the following proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(a)      Environmental Matters

(i) Ogden Aviation Fueling Company of Virginia, Inc. ("Ogden Virginia") has tentatively agreed with the U.S. Department of Justice to accept one misdemeanor plea for negligent violation of the Clean Water Act as a result of a fuel spill from a holding tank in October 1996 at a tank farm formerly operated by Ogden Virginia at Dulles International Airport in Washington, D.C. The plea includes payment of a $200,000 penalty.

(ii) Ogden was recently served with a lawsuit entitled "AIRFRANCE, ET. AL. V. OGDEN AVIATION FUELING COMPANY OF VIRGINIA, INC. AND OGDEN AVIATION SERVICES, INC." (Circuit Ct., Fairfax Co., Index No. 183590) in which certain of the airlines seek recovery of cleanup costs for which they reimbursed Ogden, arising from a spill of aviation fuel from a holding tank in October 1996 at the former tank farm operated by Ogden at Dulles International Airport. The plaintiffs include United, the largest carrier that operated out of Dulles in 1996, as well as nine other airlines - Air France, America West, Austrian Airlines, British Airways, Continental, Lufthansa, Northwest, UPS and Virgin.

         The suit claims damages in the amount of at least $731,149.76, plus interest. This dollar amount reflects the portion of the spill cleanup paid by the named plaintiffs. Total cleanup costs were in the range of $1,000,000, but apparently not all the airlines have joined in the suit at this time. The suit alleges damages on two theories: (1) breach of contract in that Ogden was not authorized under the contract to charge the airlines spill related costs; and
(2) equitable relief in that Ogden has been unjustly enriched at the expense of the airlines.

         Ogden has filed a motion to dismiss the complaint on the grounds that it was never a party to the fuel service agreements, a motion to dismiss the unjust enrichment claim and has answered the claim arising under the contract. Ogden has taken the position that fuel spill clean up costs were properly charged back to the plaintiff airlines.

(iii) Ogden has been in negotiations with the Port Authority of New York and New Jersey to resolve all liabilities associated with Ogden's operations at the Bulk and Satellite Tank Farms located at the John F. Kennedy International Airport in New York, New York. Ogden has reached an agreement in principle with the Port Authority under which Ogden will make an upfront payment of $1,000,000 with additional payments tied to the extension of the lease totaling $1,200,000 from 1999 through 2008 ($200,000 for first 4 years and $100,000 for remaining 4 years). The active groundwater remediation currently being conducted at the Satellite tank farm has been ongoing since 1991 and is paid for by the airlines. The active groundwater remediation at the Bulk tank farm is being performed and paid for by the Port Authority pursuant to an Administrative Order with New York State Department of Environmental Conservation.

(iv) Ogden has been requested by United Airlines ("United") and American Airlines ("American") to participate in the remediation of underground environmental contamination at Buildings 56 & 57 at the John F. Kennedy International Airport in New York, New York. United held the lease to Building 56 from the mid-1950's to 1991, and subleased to American for the period 1989 to 1991. Since 1991, American has been the lessee of Building 56. American entered into a lease agreement for Building 57 in August 1976.

         By letter dated March 6, 1996, United notified Ogden of its potential liability under New York's Navigation Law (the "Spill Law") for petroleum discharges at Building 56. United advised that it spent approximately $500,000 in investigatory costs and that it estimated an additional $3,000,000 to $4,000,000 in remediation costs. Ogden received a letter dated April 6, 1998, from United and American (the "Airlines") notifying Ogden of potential liability under the Spill Law and under agreements between Ogden and the Airlines for petroleum discharges at Building 56. The Airlines further notified Ogden that they spent $1,050,000 on a remediation program to date, estimated an additional $3,300,000 in expenditures and that they expected Ogden (without citing any facts with respect to the cause of the problem or Ogden's role) to cooperate in the remediation and be responsible for 75% of the costs. Ogden received a letter dated September 30, 1999 from American further notifying Ogden of its potential liability under the Spill

Law and the Fuel Service Agreement between Ogden and American. American demanded that Ogden participate in financing of investigation and remediation activities at Buildings 56 & 57. American estimated that it would incur future costs of $70,000,000 to remediate its leasehold in accordance with New York State Department of Environmental Conservation requirements. American has since advised Ogden that its cost estimate has been reduced to approximate $30,000,000
- $35,000,000.

         United Airlines filed suit against Ogden in the Supreme Court of the State of New York, County of New York on January 4, 2000 seeking $1,972,000 in technical contractor and legal costs incurred in connection with Building 56 and declaratory judgement for future costs and damages that United may incur.

         Ogden believes that under their respective leases with the Port Authority of New York and New Jersey, United and American are responsible for the underground piping and the hydrant pits on the leased premises. Ogden is only responsible for the hydrants heads. United and American have failed to demonstrate how Ogden is responsible for any environmental contamination on the Buildings 56 & 57 leaseholds. Ogden also believes it has meritorious defenses to the allegations made in the United suit and to the allegations brought by American.

(b)      Shareholder Litigation

         On September 22, October 1, and October 12, 1999, complaints (the "Complaints") denominated as class actions (the "Actions") were filed in the United States District Court for the Southern District of New York against the Company, the Company's former Chairman and Chief Executive, R. Richard Ablon, and Robert M. DiGia (incorrectly identified in the Complaints as the Chief Financial Officer and Senior Vice President of the Company). The Complaints, which are largely identical to one another, are brought by alleged shareholders of the Company and purport to assert claims under the federal securities laws. In general, the Complaints allege that the Company and the individual defendants disseminated false and misleading information during the period of March 11, 1999 through September 17, 1999 (the "Class Period") with respect to the Company's intended reorganization plans and its financial condition. The Complaints seek the certification of a class of all purchasers of Ogden Corporation common stock during the Class Period. By order dated December 22, 1999, the Actions have been consolidated for all purposes and lead plaintiffs and lead counsel have been appointed. On February 28, 2000 plaintiffs filed a consolidated amended compliant (the "Amended Compliant"). The Amended Complaint repeats the allegations made in the original complaints and adds new allegations with respect to the timing of the reporting of certain losses experienced by Ogden. In the Amended Complaint, Plaintiffs have added Raymond E. Dombrowski, Jr., Ogden's Senior Vice President and Chief Financial Officer as a defendant. There has been no discovery in the Actions. While the Actions are at a very early stage, the Company believes it has meritorious defenses to the allegations made in the Complaints and intends to defend the Actions vigorously.

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

         In December 1999 a settlement was reached between Ogden and Mr. Ablon whereby Ogden agreed (i) to pay Mr. Ablon an aggregate of $15.0 million between January 3, 2000 and July 3, 2000; (ii) not to assert any offsets to the foregoing payments; (iii) to pay a portion of Mr. Ablon's legal fees in the amount of $50,000; (iv) that the Demand Notes of Mr. Ablon in the amount of $1,816,757 would be forgiven and no interest would be charged or forgiven; (v) to maintain Mr. Ablon's medical insurance program as currently provided until December 31, 2004 at which time his participation would continue at Mr. Ablon's own cost; (vi) to provide him with $2.0 million of term life insurance until he reaches age 65; and (vii) that Mr. Ablon's obligations under his Employment Agreement would be deemed fulfilled. Mr. Ablon agreed to immediately withdraw his lawsuit by stipulation and without prejudice pending the payment of the $15.0 million on or before July 3, 2000, whereupon the withdrawal will automatically become a withdrawal with prejudice.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matters were submitted to a vote of the security holders of Ogden during the fourth quarter of 1999.

                 EXECUTIVE OFFICERS OF OGDEN

                 Set forth below are the names, ages, positions and offices held and years appointed, of Ogden's current "executive officers" (as defined by Rule 3b-7 of the Securities Exchange Act of 1934).



                                                                                                    CONTINUALLY
                                                                                                    AN OGDEN
                              POSITION AND                                                          EXECUTIVE
                              OFFICE HELD                       AGE AS OF 3/1/2000                  OFFICER SINCE

NAME

Scott G. Mackin(1)            President and Chief                        43                          1992
                              Executive Officer

Jesus Sainz                   Executive Vice President                   56                          1998

Raymond E. Dombrowski, Jr.    Senior Vice President and                  45                          1998
                              Chief Financial Officer

Lynde H. Coit                 Senior Vice President and                  45                          1991
                              General Counsel

Rodrigo Arboleda              Executive Vice President,                  59                          1995
                              Business Development, Latin
                              America

David L. Hahn                 Senior Vice President,                     48                          1995
                              Aviation


                                                                                            CONTINUALLY
                                                                                            AN OGDEN
                             POSITION AND                                                   EXECUTIVE
NAME                         OFFICE HELD                        AGE AS OF 3/1/2000          OFFICER SINCE
------                       ------------                       -----------------           --------------

Gary D. Perusse               Senior Vice President, Risk                51                    1996
                              Management

Peter Allen                   Senior Vice President                      63                    1998

Bruce W. Stone                Executive Vice President                   52                    1997
                              for Waste-to-Energy
                              Operations and Managing
                              Director-Ogden Energy
                              Group, Inc.

B. Kent Burton                Senior Vice President,                     48                    1997
                              Policy and Communications

Peter Cain                    Vice President, Finance and                42                    1997
                              Treasurer

William J. Metzger            Vice President, and Chief                  41                    1999
                              Accounting Officer



(1) ON SEPTEMBER 16, 1999 R. RICHARD ABLON RESIGNED AS A DIRECTOR OF OGDEN AND AS OGDEN'S CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER AND OGDEN'S BOARD OF DIRECTORS APPOINTED MR. MACKIN, PRESIDENT AND CHIEF EXECUTIVE OFFICER AND DIRECTOR.

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

         The following briefly describes the business experience, the principal occupation and employment of the foregoing Executive Officers during the past five years:

         Scott G. Mackin, has served as President and Chief Executive Officer of Ogden since September 1999, prior thereto he served as Executive Vice President of Ogden from January 1997 to September 1999 and as President and Chief Operating Officer of Ogden Energy Group, Inc., an Ogden subsidiary, since January 1991.

         Jesus Sainz served as an Ogden director from 1994 until January 1, 1998. On January 15, 1998 he was appointed Executive Vice President of Ogden. For more than five years prior to 1997, Mr. Sainz served as Executive Vice Chairman of a private Spanish company which he created in 1984 and which holds interests in companies operating in such fields as foreign trade, fast food and real estate.

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

         Lynde H. Coit has been Senior Vice President and General Counsel of Ogden for more than the last five years.

         Rodrigo Arboleda was appointed Senior Vice President of Ogden in January 1995 and Executive Vice President in March 1999. For more than the last five years he served as Ogden's Senior Vice President-Business Development-Latin America operations.

         David L. Hahn was appointed Senior Vice President, Business Development, Asia in January 1995 and since 1997 he has served as Ogden's Senior Vice President, Aviation and Chief Operating Officer of Ogden's Aviation operations. Prior to 1995 he served as Vice President-Marketing of Ogden Services Corporation.

         Gary D. Perusse was appointed Senior Vice President - Risk Management in September, 1996. Prior thereto he had served as Director - Risk Management of Ogden for more than five years.

         Peter Allen has served as a Senior Vice President of Ogden since January 1998 and as Senior Vice President and General Counsel of Ogden Services Corporation, an Ogden subsidiary, for more than the last five years.

         Bruce W. Stone was designated an Executive Officer of Ogden in 1997. He currently serves as Executive Vice President and Managing Director of Ogden Energy Group, Inc., an Ogden subsidiary, a position he has held since January 29, 1991.

         B. Kent Burton has served as Senior Vice President - Policy and Communications of Ogden since May 1999, from May 1997 to May 1999 he served as Vice President-Policy and Communications of Ogden and prior thereto he served as Senior Vice President of the Ogden Energy Group, Inc., an Ogden subsidiary, in political affairs and lobbying activities.

         Peter Cain has served in various financial capacities as a senior officer of many of Ogden's major subsidiaries for more than the last five years. He has served as Ogden's Vice President of Finance since 1997 and was appointed Ogden's Treasurer in 1998.

         William J. Metzger has served as Vice President and Chief Accounting Officer of Ogden since May, 1999, from April, 1996 to April, 1999 he served as the Chief Accounting Officer of Ogden Energy Group, Inc., an Ogden subsidiary, and from September 1990 to April 1996 he served as a Senior Manager at Deloitte & Touche LLP.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Ogden Corporation and Subsidiaries
PRICE RANGE OF STOCK AND DIVIDEND DATA


                                                                             1999                           1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                     High            Low             High            Low

Common:
First Quarter..........................................               28           22-5/8           29-3/4          24-1/2
Second Quarter.........................................            25-15/16        23-3/16          32-1/2         26-15/16
Third Quarter..........................................             27-1/2          9-1/2           28-7/8            23
Fourth Quarter.........................................             14-3/8         8-7/16          28-7/16          23-5/8
                                                           --------------------------------------------------------------------

Preferred:
First Quarter..........................................              160             160             170             170
Second Quarter.........................................              160             155             180             177
Third Quarter..........................................              155             154             158             150
Fourth Quarter.........................................              154             68              165             145
                                                           --------------------------------------------------------------------


Ogden's common and $1.875 preferred stocks are listed on the New York Stock Exchange. As of March 31, 2000 there were approximately 5,665 common stockholders.

Quarterly common stock dividends of $.3125 per share were paid to shareholders of record for the first two quarters of 1999 and the four quarters of 1998, the dividend for the last quarter of 1998 being paid in January of 1999. The Company suspended its common stock dividend in the third quarter of 1999. Quarterly dividends of $.8376 were paid for the four quarters of 1999 and 1998 on the $1.875 preferred stock.

On March 3, 1999, pursuant to an Agreement and Plan of Merger, a subsidiary of Ogden acquired 100% of the issued and outstanding stock of Flight Services Group, Inc. ("FSG") from the two individual shareholders (the "Shareholders") of FSG. Pursuant to this transaction Ogden issued an aggregate of 207,190 shares of restricted common stock, par value $.50 per share (the "Common Stock") to the Shareholders.

The Common Stock issued to the Shareholders was exempt from registration pursuant to Rule 501 and 505 of Regulation D of the Securities Act of 1933, as amended (the "1933 Act") and Rule 144 of the Securities Exchange Act of 1934, as amended. The Shareholders executed an Investment Letter agreeing to abide by all of the requirements of the foregoing Rules and Regulations and each share of Common Stock issued to the Shareholders contains a legend to the effect that the shares were acquired for investment and not with a view to the public distribution thereof and will not be transferred in violation of the 1933 Act.

Ogden Corporation and Subsidiaries
ITEM 6. SELECTED FINANCIAL DATA



-----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                      1999           1998           1997          1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except per-share amounts)

TOTAL REVENUES FROM CONTINUING OPERATIONS...............    $ 1,000,350      $ 896,496     $  958,371   $ 1,209,045     $ 1,433,632
                                                          -------------  -------------  -------------  ------------  --------------
Income (loss) from continuing operations before
cumulative effect of change in accounting principle....        (36,290)        37,248         36,787        39,081          17,442
Income (loss) from discontinued operations.............        (41,851)        49,722         38,886        25,453          (9,998)
Cumulative effect of change in accounting principle....         (3,820)
                                                          -------------  -------------  -------------  ------------  --------------
Net income (loss)......................................        (81,961)        86,970         75,673        64,534           7,444
                                                          -------------  -------------  -------------  ------------  --------------

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before
cumulative effect of change in accounting principle....          (0.74)          0.74           0.73          0.78            0.35
Income (loss) from discontinued operations.............          (0.85)          1.00           0.78          0.51           (0.20)
Cumulative effect of change in accounting principle....          (0.08)
                                                          -------------  -------------  -------------  ------------  --------------
Total..................................................          (1.67)          1.74           1.51          1.29            0.15
                                                          -------------  -------------  -------------  ------------  --------------

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before
cumulative effect of change in accounting principle....          (0.74)          0.73           0.72          0.77            0.35
Income (loss) from discontinued operations.............          (0.85)          0.98           0.76          0.50           (0.20)
Cumulative effect of change in accounting principle....          (0.08)
                                                          -------------  -------------  -------------  ------------  --------------
Total..................................................          (1.67)          1.71           1.48          1.27            0.15
                                                          -------------  -------------  -------------  ------------  --------------

TOTAL ASSETS...........................................      3,727,148      3,647,554      3,443,981     3,401,382       3,451,407
                                                          -------------  -------------  -------------  ------------  --------------
LONG-TERM OBLIGATIONS..................................      1,884,427      1,864,772      1,911,707     1,935,306       2,022,734
                                                          -------------  -------------  -------------  ------------  --------------
SHAREHOLDERS' EQUITY...................................        443,050        549,100        566,091       550,925         546,978
                                                          -------------  -------------  -------------  ------------  --------------
SHAREHOLDERS' EQUITY PER COMMON SHARE..................           8.94          11.20          11.24         11.06           11.04
                                                          -------------  -------------  -------------   ------------ --------------
CASH DIVIDENDS DECLARED PER COMMON SHARE...............           .625           1.25           1.25          1.25            1.25
                                                          -------------  -------------  -------------   ------------  -------------





Net income in 1995 reflects a net after-tax charge of $48.9 million, or $.98 per diluted share, reflecting the impairment of assets and other charges. Net income in 1999 reflects net after-tax charges of $97.8 million, or $1.99 per share, reflecting costs associated with existing non-core businesses and impairment of certain assets, comprised of $62.5 million, or $1.27 per diluted share, for continuing operations, and $35.3 million, or $.72 per diluted share, for discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto.

DISCONTINUED OPERATIONS

On September 29, 1999, the Board of Directors of the Company decided to sell all of the operations of the Entertainment and Aviation segments and to report the results of operations from those segments prospectively as "Discontinued Operations." Information for two segments previously reflected under the segment headings "Energy" and "Other" are now reported as Continuing Operations and will continue to be reported under those headings. At December 31, 1999, the Company had approximately $568,000,000 in net assets associated with its discontinued operations. In addition, the Company had associated debt with respect to the discontinued operations of approximately $160,000,000. Since September 29, 1999 the Company has retained financial advisors to assist it in determining how best to group the assets to maximize sales proceeds. As part of that process, the Company is actively pursuing sales of its Themed Parks and Attractions; Food and Beverage/Venue Management; and Aviation Services and Airport Privatization Businesses. The Company has reached definitive agreements to sell its Themed Parks and Attractions and a substantial majority of its Food/Beverage Venue
Management businesses; it has received preliminary indications of interest with respect to its Aviation businesses; and is in various stages with respect to a number of other assets included within discontinued operations. Finally, certain aspects of the businesses will require the Company to pay monies to terminate leases or cancel other contractual commitments. Based upon the results of the sales processes, results from discontinued operations will be recognized currently, and gains and losses on disposal of portions of the discontinued operations will be deferred until substantially all assets of the discontinued operations have been sold. The Company believes that it will receive net proceeds in excess of its carrying value of net assets of its discontinued operations.

1999 VS. 1998

CONTINUING OPERATIONS: Revenues from continuing operations for 1999 were $103,900,000 higher than 1998, reflecting an increase in Energy segment revenues of $118,100,000. The increase in Energy segment revenues is primarily due to increased construction revenues of $74,600,000 comprised of increased activity in civil construction ($42,000,000), increased retrofit activity at several locations ($23,000,000), and the construction of a potable water treatment plant ($9,000,000). The Company anticipates that retrofit construction activity will decline during 2000, as facilities attain compliance with the Clean Air Act Amendments of 1990, mandated by the end of 2000 and that civil construction activity will decline during 2000 as projects are completed. In addition, Energy segment revenue increased by $53,000,000 associated with new plants in Thailand ($23,000,000) and the Philippines ($13,000,000) that began operations in 1999, the acquisition of an additional 50% interest in a power plant in California in 1999 ($11,300,000), and the gain on the sale of the Company's interest in a joint venture in Maine ($5,700,000). In addition, Energy segment revenues increased by $3,100,000 at several facilities, primarily Union County, New Jersey ($12,300,000), reflecting a new service agreement negotiated in the third quarter of 1998, an increase in revenues at the Tulsa, Oklahoma facility ($4,700,000) primarily due to a renegotiated service agreement, and an insurance settlement ($7,800,000) attributable to the Lawrence, Massachusetts facility, partially offset by the gain on the buyout of a power sales agreement in 1998 ($9,000,000), lower revenues in 1999 due to the closing of the Lawrence facility in the prior year ($9,600,000) and the effect of amortization of the prepayment of a power sales agreement ($6,000,000). These increases were partially offset by reduced activity in environmental consulting of $12,600,000.

The Other Segment's revenues decreased $14,200,000 primarily due to lower activity at Datacom, Inc. (Datacom, previously known as Atlantic Design Company), a contract manufacturing business ($12,100,000), and Support Services ($5,400,000), which is now discontinued, as well as gains in 1998 from disposition of businesses ($1,500,000), partially offset by increased activity at Applied Data Technology, Inc. (ADTI) ($5,000,000).

Consolidated operating income for 1999 was $84,700,000 lower than the comparable period of 1998 primarily reflecting a decrease of $45,900,000 in the Energy segment's income from operations chiefly associated with the adoption of a plan to sell its environmental consulting and engineering business and discontinue its civil construction business once the remaining construction projects are completed. Management anticipates that the remaining construction projects will be completed during 2000, with the exception of one project that is estimated to continue into 2001. In connection with the planned sale and discontinuation of these businesses, the carrying value of their assets was reduced to estimated net realizable value.
As a result, write-offs of $28,400,000 were recorded, of which approximately $23,000,000 related to goodwill, and $5,400,000 related to property and other assets.

The decrease in income from operations is also attributed to a decrease of approximately $11,000,000 due to a gain on the buyout of a power sales agreement and related closure of the Lawrence facility in mid-1998, the effect of amortization of the prepayment of a power sales agreement of $6,000,000 and an $8,000,000 gain recognized in 1998 in connection with a payment received for the termination and restructuring of a facility operating contract. In connection with the Clean Air Act Amendments, the Company has shortened the estimated useful lives of certain air pollution control equipment resulting in additional depreciation expense of $5,000,000 in 1999. In addition, decreases in income from operations of approximately $7,800,000 were experienced at various facilities due to reduced activity and increased costs, and a charge of approximately $3,000,000 was recorded to provide for a negotiated settlement with a contractor. Income from operations was also negatively impacted by approximately $9,000,000 by increased development and overhead expenses and increased losses in construction activity of $6,300,000 chiefly associated with losses in civil construction ($10,200,000), partially offset by income in plant construction ($3,900,000). These decreases were partially offset by the receipt of $9,300,000 in 1999 for the termination and restructuring of the Tulsa facility's operating contract, an adjustment of approximately $9,000,000 associated with the favorable resolution of matters related to the Heber facility in California, and a $5,700,000 gain on the sale of a joint venture interest in Maine. In addition, the Company recorded a net gain of $7,800,000 associated with an insurance settlement at the Lawrence facility and had increased income of $6,500,000 from new facilities that became operational in 1999.

The Other segment's loss from operations increased $17,700,000 in 1999 chiefly associated with lower income of $7,400,000 at ADTI. In the fourth quarter of 1999, the Company adopted a plan to dispose of ADTI. As a result, the carrying value of its assets was reduced to estimated net realizable value. This resulted in a write-off of $7,800,000 related to goodwill. In March 2000, the Company sold ADTI at approximately its remaining carrying value.

Also in the Other segment, Datacom had a higher loss from operations of $11,800,000 primarily reflecting the write-down of obsolete inventory, receivables, and other assets totaling $15,200,000, offset by reduced operating losses of $3,400,000. This decrease was partially offset by an increase of $1,300,000 in income at Support Services. Datacom is a contract manufacturer which sells an overwhelming majority of its output under a supply contract with Genicom Corporation (Genicom), a specialty printer supplier. On March 10, 2000, Genicom filed for protection from its creditors under the provisions of Chapter 11 of the U.S. Bankruptcy Code. At December 31, 1999, Datacom had approximately $8,000,000 in net inventory associated with Genicom, approximately $8,000,000 in commitments to purchase parts for use in the assembly of inventory for sale to Genicom, and approximately $7,500,000 in receivables owed to it by Genicom. Based on discussions with the new management of Genicom, the Company understands that Genicom intends to sell its business within the second quarter of 2000. Genicom has stated that it does not intend to reject the Datacom contract and consequently the Company believes it will be able to substantially realize the carrying value of its inventory and receivables and the value of its commitments. However, were the contract rejected, the Company would be limited to its remedies as an unsecured creditor.

Selling, administrative and general expenses were $30,500,000 higher in 1999 than in 1998, chiefly associated with an increase in severance charges and an employment contract termination settlement together totaling $33,900,000, as well as increased professional fees, international office expansion, the accelerated amortization of a new data processing system and Y2K costs, partially offset by the settlement of certain litigation and proxy-related charges in 1998. Debt service charges decreased by approximately $5,400,000 compared with 1998 due mainly to lower project debt outstanding on various facilities caused by redemption and maturity of bonds and certain refinancings. The Energy segment had three interest rate swap agreements (two of which were terminated in 1998) entered into as hedges against interest rate exposure on adjustable-rate project debt that resulted in additional debt service expense of $1,700,000 and $800,000 for 1999 and 1998, respectively. The effect of these swap agreements on the weighted-average interest rate of project debt was not significant.

Interest income for 1999 was $8,000,000 lower than 1998 primarily reflecting lower cash balances available for investment, interest on a customer note repaid in 1998 and interest received on a legal settlement in 1998. Interest expense was $2,900,000 higher chiefly associated with increased borrowings on the Company's revolving line of credit and interest accrued on an Internal Revenue Service tax assessment.

In addition to the Energy segment's swaps, Ogden Corporation had two interest rate swap agreements (one of which expired in December 1998) covering notional amounts of $100,000,000 and $1,600,000, respectively. The first swap was entered into to convert Ogden's fixed rate $100,000,000 9.25% debentures into variable-rate debt. The second swap agreement expires November 30, 2000 and was entered into to convert Entertainment's $1,600,000 variable-rate debt to a fixed rate. These agreements resulted in additional interest expense in 1999 and 1998 of zero and $100,000, respectively. The effect of these swap agreements on the weighted-average interest rate was not significant.

Equity in net income of investees and joint ventures decreased by approximately $6,300,000, of which $6,800,000 related to the buyout of an energy sales agreement with respect to a 50% owned joint venture.

The effective income tax rate for 1999 was 18.7% compared with 34.2% for 1998. This decrease of 15.5% was primarily due to the write-off of goodwill for which the Company did not have any tax basis, higher foreign taxes and non-deductible foreign losses. Note 21 to the Consolidated Financial

Statements contains a more detailed reconciliation of the variances from the Federal statutory income tax rate.

DISCONTINUED OPERATIONS: Losses from discontinued operations for 1999 were $41,900,000, a decrease in earnings of $91,600,000 from the comparable period of 1998. Operating income (loss) of discontinued operations was ($35,200,000) in 1999 compared to $87,200,000 in 1998. This $122,400,000 decrease was primarily associated with a decrease of $67,400,000 in Entertainment operations reflecting, in part, severance charges of $13,300,000, and a charge of $10,500,000 relating to a non-refundable deposit and related expenditures for the proposed purchase of Volume Services America (VSA). In addition, in the third quarter of 1999, the Company reached agreements to sell its interest in the Grizzly Nature Center and its interest in a casino operation in Aruba, resulting in losses of $4,000,000 and $2,500,000, respectively. It also wrote off unrecoverable contract acquisition costs at two sport facilities, $5,000,000 related to the Great Western Forum and $1,500,000 related to the U.S. Air Arena, both of which had ceased to be utilized by professional sports teams. The Company continues to perform concession services at the new venues (the Staples Center and the MCI Arena) utilized by those teams. Ongoing income is not expected to be materially altered as a result of these events. The Company also abandoned its casino development activities in South Africa resulting in charges of $7,300,000. In 1999, the Company changed its accounting for its investment in the LaRural project in Argentina to the equity method due to a change in control of the project. As a result, its operating income in 1999 for LaRural was $10,800,000 lower than in 1998 which included a $3,400,000 charge due to the venture's inability to obtain necessary building permits to complete a new facility. The Entertainment segment also had lower income in its gaming operations of $10,400,000, themed attractions of $5,300,000, and restaurants in malls of $10,200,000, as well as increased overhead of $3,800,000 and other charges of $3,700,000. These decreases were partially offset by increased income of $10,100,000 from water parks acquired in 1999, the increase in gains on the sale of certain amphitheater contracts of $2,300,000 and a gain of $6,000,000 on the negotiation of a revised management contract at Arrowhead Pond in Anaheim, California.

Aviation's operating income in 1999 was $55,000,000 lower than 1998 chiefly due to the $39,900,000 gain on the sale of its in-flight catering business in 1998 and an additional gain of $10,500,000 from related transactions; 1999 severance charges of $11,800,000; lower income of $4,000,000 on reduced sales of ownership interests in the Hong Kong airport ground services company; and increased overhead costs of $3,300,000. These decreases were partially offset by the additional gain in 1999 on the sales of the Spanish in-flight kitchens, domestic catering operations and certain ground operations of $6,800,000; settlement of litigation in 1998 of $1,500,000; insurance proceeds of $1,500,000; management fee income from South American ventures of $3,200,000; increased operating income in domestic fueling and ground services operations of $2,000,000; and a $700,000 increase from operations of companies acquired in 1999 in the Fixed Base Operations Group.

1998 VS. 1997

CONTINUING OPERATIONS: Revenues from continuing operations for 1998 were $61,900,000 lower than the comparable period of 1997. This decrease was primarily due to a decline of $153,700,000 in the Other segment's revenues chiefly associated with the sale of Facility Services New York operations in July 1997 and certain operations of Datacom in late 1997 and early 1998. These decreases in revenues were partially offset by an increase of $91,800,000 in the Energy segment's revenues chiefly associated with the acquisition in late 1997 of Pacific Energy, Inc. of $20,100,000; a 60% interest in four cogeneration plants in China of $30,700,000; increased income at the Edison Bataan facility of $5,500,000 due to increased production; the buyout of a waste-to-energy power sales contract of $9,100,000; increased construction revenues of $44,900,000 associated with retrofit activity at several facilities ($17,100,000); increased activity in civil construction ($19,800,000); and the construction of a potable water treatment plant ($7,800,000), partially offset by lower revenues of $3,900,000 at several facilities, primarily at the Haverhill facility due to the amortization of a prepayment of a power sales agreement; the receipt of a settlement of litigation for $6,000,000 in 1997;
and the closing of the Lawrence facility of $8,600,000.

Consolidated operating income for 1998 was $17,300,000 lower than 1997 primarily reflecting a decrease of $5,600,000 in the Other segment chiefly associated with the sale of certain non-core businesses and an investment in the Universal Ogden joint venture in 1997. The Energy segment's income from operations was $400,000 higher primarily due to income from Pacific Energy, Inc. (acquired in late 1997) of $2,000,000, income from a 60% interest in four cogeneration plants in China of $10,000,000, increased activity at the Edison Bataan facility of $2,500,000, the gain on the buyout of a power sales agreement of $9,100,000 and receipt of a contract termination payment of $8,000,000, as well as an increase in construction income of $5,000,000 primarily related to retrofit activity. These increases were partially offset by increased development costs of $7,000,000; reduced income at several waste-to-energy facilities of $8,300,000 primarily due to increased maintenance costs; the effect of amortization of the prepayment of a power sales agreement of $5,100,000; a favorable legal settlement in 1997 of $6,000,000; the write-off of uncollectible notes receivable of $3,000,000; a reduction in environmental consulting operations of $4,800,000 and a legal settlement of $1,500,000.

Selling, administrative and general expenses for 1998 were $2,900,000 higher than 1997 primarily due to a $10,700,000 increase in corporate overhead costs which includes the installation of a new data processing system, severance payments, the settlement of certain litigation and proxy-related charges, partially offset by the effects of the sale of non-core businesses in 1997 and 1998. Debt service charges for 1998 were $1,300,000 lower than the comparable period of 1997, primarily due to lower average debt outstanding, partially offset by increased project debt associated with the Pacific Energy companies. The Energy segment had three interest rate swap agreements entered into as hedges against interest rate exposure on three series of adjustable-rate project debt that resulted in additional debt service costs of $800,000 and $300,000 in 1998 and 1997, respectively. The 1998 amount includes $200,000 representing the net cost to terminate two of the three interest rate swap agreements that related to refinanced debt. The effect of these swap agreements on the weighted-average interest rate of project debt was not significant.

Interest income for 1998 was $4,200,000 higher primarily reflecting higher income on overnight investments and interest earned on a legal settlement.

Interest expense was $2,900,000 higher chiefly associated with increased recourse debt issued in connection with the acquisition in 1997 of Pacific Energy. In addition to the Energy segment's swaps, Ogden Corporation had two interest rate swap agreements covering notional amounts of $100,000,000 and $3,200,000, respectively. The first swap agreement expired on December 16, 1998, and was entered into in order to convert Ogden's fixed-rate $100,000,000 9.25% debentures into variable-rate debt. The second swap agreement expires November 30, 2000 and was entered into to convert Entertainment's $3,200,000 variable-rate debt to a fixed rate. These agreements resulted in additional interest expense in 1998 and 1997 of $100,000 and $400,000, respectively. The effect of these swap agreements on the weighted average interest rate was not significant.

Equity income of investees and joint ventures for 1998 was $17,600,000 higher than the comparable period of 1997, chiefly associated with the results of Pacific Energy joint ventures of which $6,800,000 related to the buyout of an energy sales agreement with respect to a 50% owned joint venture.

The effective income tax rate for 1998 was 34.2% compared with 35.9% for 1997. This decrease of 1.7% was primarily due to a net reduction in permanent differences between book and taxable income. Note 21 to the Consolidated Financial Statements contains a more detailed reconciliation of the variances from the Federal statutory income tax rate.

DISCONTINUED OPERATIONS: Income from discontinued operations for 1998 was $49,700,000 or $10,800,000 higher than the comparable period of 1997. Operating income of discontinued operations for 1998 was $87,200,000, an increase of $23,100,000. This increase was primarily due to an increase of $25,100,000 in the Aviation segment, chiefly associated with a gain of $39,900,000 on the sale of the domestic in-flight catering business and an increase due to gains on the sale of an interest in the Hong Kong ground services company of $4,000,000. These increases were partially offset by the gain of $13,000,000 on the sales of the Miami and Spanish in-flight kitchens and certain ground services operations in 1997; reduced activity in European operations of $3,500,000, which included the relocation of its headquarters; severance payments and certain legal claims in 1998; and lower operating income of

$2,600,000 associated with the sale of the domestic catering operation. Entertainment's income from operations was $2,000,000 lower primarily reflecting the effects of the NBA lockout of $1,600,000; start-up costs at the Tinseltown operations of $1,700,000; lower results on gaming operations of $1,500,000; lower results on theme park operations of $2,800,000;
lower results of $1,100,000 at other locations; and increased overhead of $2,800,000. These decreases were partially offset by the gain in 1998 of $4,900,000 on the sale of certain amphitheater contracts and increased activity at various venues and convention centers of $4,900,000.

CAPITAL INVESTMENT AND COMMITMENTS: For the year ended December 31, 1999, capital investments for continuing operations amounted to $65,700,000, of which $64,600,000 was for Energy and $1,100,000 was for Other and Corporate operations.

At December 31, 1999, capital commitments for continuing operations amounted to $29,000,000 for normal replacement and growth in Energy. Other capital commitments for Energy as of December 31, 1999 amounted to approximately $96,600,000. This amount includes a commitment to pay, in 2008, $10,600,000 for a service contract extension at an energy facility. In addition, this amount includes $28,000,000 for a 50% interest in a project in Thailand; $18,500,000 and $15,300,000, respectively, for two oil-fired projects in India; $5,000,000 for additional equity commitments related to a coal-fired power project in the Philippines;$3,500,000 for a mass-burn waste-to-energy facility in Italy; $1,900,000 for a natural gas-fired diesel engine based cogeneration project in Spain; and $13,800,000 for standby letters of credit in support of debt service reserve requirements. Funding for the additional mandatory equity contributions to the coal-fired power project in the Philippines is being provided through bank credit facilities, which must be repaid in 2000. In addition, compliance with the standards and guidelines under the Clean Air Act Amendments of 1990 will require further Energy capital expenditures of approximately $30,000,000 through December 2000, subject to the final time schedules determined by the individual states in which the Company's waste-to-energy facilities are located.

Commitments for Discontinued Operations amounted to $37,000,000 for normal replacement and growth in Aviation ($100,000) and Entertainment ($36,900,000), the latter relating primarily to Entertainment's Jazzland theme park in New Orleans,Louisiana. As part of its agreement to sell its themed attractions, the Company has agreed to complete the construction of the Jazzland theme park. The Company also had a $2,500,000 contingent equity contribution for Entertainment's investment at Isla Magica at December 31, 1999. The Company has no further obligations with respect to its previous agreement to acquire VSA. The Company acquired a 50% interest in an Aviation ground handling business in Rome, Italy and in March 2000, made a contractually required investment of $6,600,000 in connection therewith.

Ogden and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy, entertainment, and other facilities. In the normal course of business, they are involved in legal proceedings in which damages and other remedies are sought. Management does not expect that these contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business will have a material adverse effect on Ogden's Consolidated Financial Statements. (SEE LIQUIDITY SECTION BELOW.)

The Company did not include its interests in either the Arrowhead Pond or the Corel Centre near Ottawa, Canada as part of the sale of its Venue Management business announced in March 2000. The Company manages the Arrowhead Pond under a long-term contract. As part of this contract, the Company is a party, along with the City of Anaheim, to a reimbursement agreement in connection with a letter of credit in the amount of approximately $120,000,000. Under the reimbursement agreement, the Company is responsible for draws, if any, under the letter of credit caused by the Company's failure to perform its duties under its management contract at that venue. The Company is exploring alternatives for disposing of these operations along with the related obligations.

During 1994, a subsidiary of Ogden entered into a 30-year facility management contract at the Corel Centre pursuant to which it agreed to advance funds to a customer, and if necessary, to assist the customer's refinancing of senior secured debt incurred in connection with the construction of the facility. Ogden is obligated to purchase such senior debt in the amount of $97,100,000 on December 23, 2002, if the debt is not refinanced prior to that time. Ogden is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer on December 23, 2002. At December 31, 1999, the amount outstanding was $51,600,000. In addition, as of December 31, 1999, the Company had guaranteed $3,500,000 of senior secured term debt of an affiliate and principal tenant (the NHL Ottawa Senators) of this customer and had guaranteed up to $3,500,000 of the tenant's secured revolving debt. Further, Ogden is obligated to purchase $20,800,000 of the tenant's secured subordinated indebtedness on January 29, 2004, if such indebtedness has not been repaid or refinanced prior to that time. In October 1999, Ogden also agreed to advance a secured loan to that tenant of up to approximately $8,400,000 if certain events occur. Separately, Ogden has guaranteed approximately $3,800,000 of borrowings of Metropolitan Entertainment Group, an Entertainment joint venture in which Ogden has an equity interest. The Company expects this guarantee to be assumed by the ultimate purchaser of this interest. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

The Company is exposed to various market risks including changes in interest rates and foreign currency exchange rates. Since approximately 81% of the Company's debt is at fixed interest rates, the Company's exposure to interest-rate fluctuations is not material to the Consolidated Financial Statements. The Company has entered into financial instruments on several occasions to reduce the impact of changes in interest rates. At December 31, 1999, Ogden had two interest rate swap agreements, which are described above and in the Long-Term Debt and Project Debt notes to the Consolidated Financial Statements. Ogden is also exposed to foreign currency risks due to changes in exchange rates. Foreign countries in which the Company operates are primarily Canada and countries in Latin America, Europe and Asia. Since the
Company does not plan to repatriate foreign assets and considers foreign earnings to be permanentlyinvested overseas, the exposure to changes in foreign currency exchange rates is primarily limited to cumulative translation adjustments, which have been charged to

Other Comprehensive Income. Ogden does not enter into derivatives or other financial instruments for trading or speculative purposes.

LIQUIDITY/CASH FLOW: Net cash provided by operating activities of continuing operations was $217,336,000 lower than in 1998, primarily reflecting a decrease in net income from continuing operations of $77,400,000, and a decrease of $35,800,000 in deferred income taxes. These decreases were partially offset by non-cash items, primarily the write-down of companies to be sold totaling $36,150,000; severance and other employment charges of $32,600,000 and an increase in depreciation and amortization of $14,900,000. In addition, there was a decrease of $195,800,000 in deferred income associated with the prepayment of a power sales agreement in 1998, and an increase of $23,800,000 in accounts receivable, partially offset by an increase of $35,300,000 in accounts payable and accrued expenses. Net cash used in investing activities was $28,300,000 lower primarily relating to a decrease in purchases of marketable securities of $57,100,000, and an increase from the sales of: marketable securities ($52,100,000); a 50% interest in a joint venture ($10,300,000); a security investment
($5,100,000); and equipment ($1,000,000). In addition, there was a decrease in capital expenditures of $2,600,000 and an increase of $4,000,000 in distributions from joint ventures. These decreases were partially offset by increases in companies purchased of $58,500,000, increases in investments in Energy facilities of $31,900,000; and increased investments in and advances to joint ventures of $11,500,000. In addition, there was a reduction of $2,000,000 in the collection of other receivables. Net cash used in financing activities was $140,500,000 lower primarily due to lower net debt payments of $96,700,000, reduced purchases of treasury shares of $53,900,000 and lower dividends paid of $16,300,000. These decreases were partially offset by a decrease of $19,400,000 in the use of funds held in trust and lower proceeds from the exercise of stock options of $8,500,000.

In addition, cash used by discontinued operations increased $68,000,000 primarily reflecting increased capital expenditures and acquisitions, including water and theme parks, and aviation fixed base operations.

At December 31, 1999, the Company had approximately $154,000,000 in cash and cash equivalents, of which $101,000,000 related to continuing operations. In addition, the Company had a $200,000,000 revolving credit facility, of which the Company had drawn $50,000,000 at year-end. At December 31, 1999, the Company agreed with its credit providers (including its revolving credit lenders and certain other banks that have similar covenants in their respective facilities, collectively the "Credit Providers"), to amend certain of the Company's financial covenants relating to leverage and fixed charge coverages through the end of March 2000. As part of this agreement, the Company agreed to forego borrowing additional sums under the revolver pending further discussions. In March 2000, the Company and its revolving credit lenders agreed to reduce the amount of the revolving credit facility to $100,000,000 and provide the Company with access to a $50,000,000 liquidity facility, which is secured by certain assets of the Company and matures on July 31, 2000, in addition to the outstanding $50,000,000 which is unsecured. At the same time, the Company and all of its Credit Providers agreed to amend certain covenants relating to limits on indebtedness as a percentage of its capitalization, interest coverage as a function of income from continuing operations and its minimum Shareholders' Equity, all through the end of July 2000, and to permit the sales of the Aviation and Entertainment segments provided certain minimum prices are obtained. Management believes such minimum prices can be obtained. In addition, the lenders agreed to permit the Company to retain the first $100,000,000 in cash proceeds received from the asset sales to fund operations. The Company expects to use the remaining proceeds from such sales principally to repay existing corporate debt where economically feasible. With certain exceptions, the Company has further agreed not to incur any additional indebtedness other than that incurred under the revolving credit facility.

The Company expects that it will close a series of sales transactions with respect to the Themed Attractions, Parks, Venue Management/Food and
Beverage Operations in its Entertainment segment during the second quarter of 2000. These businesses are currently under two separate agreements of sale.
The Company further expects that it will close a transaction with respect to the sale of its Aviation business either late in the second quarter or in the third quarter of 2000. The Company also determined in the fourth quarter 1999 to sell all of the operations currently reflected in the "Other Segment". It also decided to sell its domestic Environmental Consulting business and its Spanish subsidiary and to wind down the operations of its civil construction business all of which have been reported in its Energy segment. Additional charges have been taken in connection with these decisions, for which the Company has sought, and received, changes in its debt covenants. Accordingly, the Company expects to repay the revolving credit facility and the secured facility, have sufficient proceeds to fund normal operations (including additional energy investments), and repay certain other indebtedness, on or before the specified maturity date. The Company expects to obtain a new facility on or before July 31, 2000, more tailored to its Energy business. The Company continues to have discussions concerning possible new credit facilities and/or obtaining equity for such purpose.

Company continues to have discussions concerning possible new credit facilities and/or obtaining equity for such purpose.

Under certain agreements previously entered into by the Company, if the Company's outstanding debt securities are no longer rated investment grade, it may be required to post additional collateral or letters of credit. The failure to take such actions could result in a forfeiture of certain contracts or could result in a default under the agreements requiring the posting of such letters. Such a default would also be a default under certain of the Company's credit facilities. The Company would need the consent of its Credit Providers to obtain the funds necessary to post the letters of credit if they become due, obtain equity, or potentially utilize sales proceeds for such purpose. The Company's Credit Providers have agreed to work with the Company to explore solutions to this issue should it arise.

The Company believes its recent agreement with its Credit Providers is consistent with its prior stated intention of using the proceeds from the sales of the Entertainment and Aviation businesses to pay down existing debt.

In 1998, Ogden's Board of Directors increased the authorization to purchase shares of the Corporation's common stock up to a total of $200,000,000. Through January 2000, 2,223,000 shares of common stock were purchased for a total cost of $58,890,000.

In addition, the Company suspended its common stock dividend in the third quarter of 1999.

The Company adopted Statement of Position 98-5 (SOP) "Reporting on the Costs of Start-Up Activities" on January 1, 1999. This SOP established accounting standards for these costs and requires that they generally be expensed as incurred. The effect of adopting the SOP is shown as a cumulative effect of a change in accounting principle and is reflected as a net charge to income of $3,820,000 in 1999. In addition, in June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Ogden will adopt SFAS No. 133 in January, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities and requires recognition of all derivative instruments as assets or liabilities and requires measurement of those instruments at fair value. The Corporation is in the process of determining the impact adoption of this standard will have on Ogden's financial position and results of operations.

YEAR 2000 ISSUES: The Company had established, and successfully completed, a Year 2000 Project that actively addressed its Year 2000 issues. The total cost associated with resolving the Company's Year 2000 issues was $8,972,000 and was not material to the Company's financial condition. The Company's successful transition through the New Year and the Leap Day without any material adverse effect leads the Company to conclude that its Year 2000 Project has successfully addressed any potential risks associated with Year 2000 issues.

Any statements in this communication, including but not limited to the "Year 2000 Issue" discussion, which may be considered to be "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, are subject to certain risk and uncertainties. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings with the Securities and Exchange Commission and more generally, general economic conditions, including changes in interest rates and the performance of the financial markets; changes in domestic and foreign laws, regulations, and taxes; changes in competition and pricing environments; and regional or general changes in asset valuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See the Capital Investments and Commitments portion of Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this Form 10-K Report.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                                                    Page
                                                                                                  --------

Statements of Consolidated Income and Comprehensive Income
      for the Years ended December 31, 1999, 1998 and 1997                                        63
Consolidated Balance Sheets - December 31, 1999 and 1998                                          64
Statements of Shareholders' Equity - for the Years
      ended December 31, 1999, 1998 and 1997                                                      65
Statements of Consolidated Cash Flows
      for the Years ended December 31, 1999, 1998 and 1997                                        66
Notes to Consolidated Financial Statements                                                        67-126
Independent Auditors' Report                                                                      127
Report of Management                                                                              128
Quarterly Results of Operations                                                                   129
Financial Statement Schedules                                                                     130-132
Schedule II - Valuation and Qualifying Accounts
                for the Years ended December 31, 1999, 1998 and 1997
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.




Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


Ogden Corporation and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
AND COMPREHENSIVE INCOME


-----------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                      1999                1998                1997
---------------------------------------------------------------------------------------------------------------    ----------------
Service revenues..............................................               $820,233,000       $ 783,051,000       $ 807,786,000
Net sales.....................................................                 54,997,000          67,113,000         133,374,000
Construction revenues.........................................                119,455,000          44,861,000
Net gain on sale of businesses................................                  5,665,000           1,471,000          17,211,000
                                                                            ---------------    ----------------    ----------------
Total revenues................................................              1,000,350,000         896,496,000         958,371,000
                                                                            ---------------    ----------------    ----------------
Operating costs and expenses..................................                618,370,000         543,868,000         599,708,000
Costs of goods sold...........................................                 65,676,000          57,685,000          87,954,000
Construction costs............................................                120,774,000          39,855,000
Selling, administrative, and general expenses.................                123,164,000          92,712,000          89,768,000
Debt service charges..........................................                 95,003,000         100,363,000         101,658,000
                                                                            ---------------    ----------------    ----------------
Total costs and expenses......................................              1,022,987,000         834,483,000         879,088,000
                                                                            ---------------    ----------------    ----------------
Consolidated operating income (loss)..........................                (22,637,000)         62,013,000          79,283,000
Equity in income of investees and joint ventures..............                 13,005,000          19,340,000           1,784,000
Interest income...............................................                  4,790,000          12,785,000           8,616,000
Interest expense..............................................                (35,487,000)        (32,597,000)        (29,661,000)
Other income (deductions)-net.................................                  3,298,000           1,317,000             303,000
                                                                            ---------------    ----------------    ----------------
Income (loss) from continuing operations before income taxes, minority interests and the cumulative effect of change in
  accounting principle........................................                (37,031,000)         62,858,000          60,325,000
Income taxes..................................................                  6,917,000         (21,557,000)        (21,715,000)
Minority interests ...........................................                 (6,176,000)         (4,053,000)         (1,823,000)
                                                                            ---------------    ----------------    ----------------
Income (loss)from continuing operations.......................                (36,290,000)         37,248,000          36,787,000
Income (loss) from discontinued operations (net of income
  taxes of: 1999, $6,000; 1998, $40,240,000; and
  1997, $31,385,000)..........................................                (41,851,000)         49,722,000          38,886,000
Cumulative effect of change in accounting principle
  (net of income taxes of $1,313,000).........................                 (3,820,000)
                                                                            ---------------    ----------------    ----------------
NET INCOME (LOSS).............................................                (81,961,000)         86,970,000          75,673,000
                                                                            ---------------    ----------------    ----------------
Other Comprehensive Income, Net of Tax:
Foreign currency translation adjustments......................                 (4,631,000)         (2,170,000)         (8,094,000)
Unrealized Gains (Losses) on Securities:
Unrealized holding gains (losses) arising during period.......                    (60,000)            470,000           1,637,000
Less:  reclassification adjustment for losses (gains)
  included in net income......................................                    275,000                              (2,046,000)
Minimum pension liability adjustment..........................                    409,000            (392,000)            241,000
                                                                            ---------------    ----------------    ----------------
Other comprehensive income....................................                 (4,007,000)         (2,092,000)         (8,262,000)
                                                                            ---------------    ----------------    ----------------
Comprehensive income (loss)...................................              $ (85,968,000)       $ 84,878,000        $ 67,411,000
                                                                            ---------------    ----------------    ----------------
                                                                            ---------------    ----------------    ----------------
Basic Earnings Per Share:
Income (loss) from continuing operations......................                 $    (0.74)         $    0.74            $    0.73
Income (loss) from discontinued operations....................                      (0.85)              1.00                 0.78
Cumulative effect of change in accounting principle...........                      (0.08)
                                                                            ---------------    ----------------    ----------------
Net Income (Loss).............................................                 $    (1.67)         $    1.74           $     1.51
                                                                            ---------------    ----------------    ----------------
                                                                            ---------------    ----------------    ----------------
Diluted Earnings Per Share:
Income (loss) from continuing operations......................                 $    (0.74)         $    0.73           $     0.72
Income (loss) from discontinued operations....................                      (0.85)              0.98                 0.76
Cumulative effect of change in accounting principle...........                      (0.08)
                                                                            ---------------    ----------------    ----------------
Net Income (Loss).............................................                 $    (1.67)         $    1.71           $     1.48
                                                                            ---------------    ----------------    ----------------
                                                                            ---------------    ----------------    ----------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ogden Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------------------------------------------------
ASSETS                                                        December 31,                  1999                    1998
-------------------------------------------------------------------------------------------------------------------------

Current Assets:

Cash and cash equivalents.................................................        $  101,020,000          $  181,169,000
Marketable securities available for sale..................................                                    44,685,000
Restricted funds held in trust............................................           103,662,000             110,553,000
Receivables(less allowances:1999,$17,942,000 and 1998,$18,130,000)........           294,051,000             274,307,000
Inventories...............................................................            10,767,000              20,162,000
Deferred income taxes.....................................................            36,189,000              47,921,000
Other.....................................................................            65,713,000              49,448,000
Net assets of discontinued operations.....................................           568,146,000             455,726,000
                                                                               ------------------      ------------------
   Total current assets...................................................         1,179,548,000           1,183,971,000

Property, plant, and equipment-net........................................         1,841,811,000           1,736,241,000
Restricted funds held in trust............................................           166,784,000             180,922,000
Unbilled service and other receivables....................................           159,457,000             159,409,000
Unamortized contract acquisition costs....................................           102,137,000              69,260,000
Goodwill and other intangible assets......................................            12,520,000              41,935,000
Investments in and advances to investees and joint ventures...............           180,523,000             149,663,000
Other assets..............................................................            84,368,000             126,153,000
                                                                               ------------------      ------------------

Total Assets..............................................................       $ 3,727,148,000         $ 3,647,554,000
                                                                               ------------------      ------------------
                                                                               ------------------      ------------------

-------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------------------------------------------
Liabilities:
Current Liabilities:
Current portion of long-term debt.........................................        $  113,815,000          $   21,888,000
Current portion of project debt...........................................            80,383,000              63,201,000
Dividends payable.........................................................                                    15,403,000
Accounts payable..........................................................            75,169,000              50,556,000
Federal and foreign income taxes payable..................................                                    21,776,000
Accrued expenses, etc.....................................................           360,155,000             236,774,000
Deferred income...........................................................            45,806,000              45,090,000
                                                                               ------------------      ------------------
   Total current liabilities..............................................           675,328,000             454,688,000

Long-term debt............................................................           344,945,000             348,594,000
Project debt..............................................................         1,390,832,000           1,367,528,000
Deferred income taxes.....................................................           380,812,000             392,850,000
Deferred income...........................................................           182,663,000             201,563,000
Other liabilities.........................................................           127,559,000             158,875,000
Minority interests........................................................            33,309,000              25,706,000
Convertible subordinated debentures.......................................           148,650,000             148,650,000
                                                                               ------------------      ------------------

   Total liabilities......................................................         3,284,098,000           3,098,454,000
                                                                               ------------------      ------------------

Shareholders' Equity:
Serial cumulative convertible preferred stock, par value $1.00 per share, authorized, 4,000,000 shares; shares outstanding: 39,246 in 1999 and
42,218 in 1998, net of treasury shares of 29,820 in 1999 and 1998.........                39,000                  43,000
Common stock, par value $.50 per share; authorized, 80,000,000 shares;
outstanding: 49,468,195 in 1999 and 48,945,989 in 1998, net of treasury
shares of 4,405,103 and 4,561,963, respectively...........................            24,734,000              24,473,000
Capital surplus...........................................................           183,915,000             173,413,000
Earned surplus............................................................           255,182,000             367,984,000
Accumulated other comprehensive income....................................           (20,820,000)            (16,813,000)
                                                                               ------------------      ------------------
Total Shareholders' Equity................................................           443,050,000             549,100,000
                                                                               ------------------      ------------------
Total Liabilities and Shareholders' Equity................................       $ 3,727,148,000         $ 3,647,554,000
                                                                               ------------------      ------------------
                                                                               ------------------      ------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ogden Corporation and Subsidiaries


STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                              1999                           1998                         1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                 SHARES         AMOUNTS        SHARES          AMOUNTS        SHARES        AMOUNTS
-----------------------------------------------------------------------------------------------------------------------------------
SERIAL CUMULATIVE CONVERTIBLE
PREFERRED STOCK, PAR VALUE $1.00
PER SHARE; AUTHORIZED, 4,000,000 SHARES

Balance at beginning of year ..........        72,038    $     73,000         74,166    $     75,000         77,509    $    78,000
Shares converted into common stock ....        (2,972)         (4,000)        (2,128)         (2,000)        (3,343)        (3,000)
                                          -----------    ------------    -----------    ------------    -----------    -----------
Total .................................        69,066          69,000         72,038          73,000         74,166         75,000
Treasury shares .......................       (29,820)        (30,000)       (29,820)        (30,000)       (29,820)       (30,000)
                                          -----------    ------------    -----------    ------------    -----------    -----------
Balance at end of year (aggregate
involuntary liquidation value--
1999, $791,000) .......................        39,246          39,000         42,218          43,000         44,346         45,000
                                          -----------    ------------    -----------    ------------    -----------    -----------

COMMON STOCK, PAR VALUE $.50 PER SHARE;
AUTHORIZED, 80,000,000 SHARES:

Balance at beginning of year ..........    53,507,952      26,754,000     53,430,246      26,715,000     53,350,650     26,675,000
Exercise of stock options .............       155,801          78,000         65,000          33,000         59,640         30,000
Shares issued for acquisition .........       191,800          96,000
Conversion of preferred shares ........        17,745           9,000         12,706           6,000         19,956         10,000
                                          -----------    ------------    -----------    ------------    -----------    -----------
Total .................................    53,873,298      26,937,000     53,507,952      26,754,000     53,430,246     26,715,000
                                          -----------    ------------    -----------    ------------    -----------    -----------
Treasury shares at beginning of year ..     4,561,963       2,281,000      3,135,123       1,568,000      3,606,123      1,803,000
Purchase of treasury shares ...........       102,000          51,000      2,121,100       1,060,000
Exercise of stock options .............      (258,860)       (129,000)      (694,260)       (347,000)      (471,000)      (235,000)
                                          -----------    ------------    -----------    ------------    -----------    -----------
Treasury shares at end of year ........     4,405,103       2,203,000      4,561,963       2,281,000      3,135,123      1,568,000
                                          -----------    ------------    -----------    ------------    -----------    -----------
Balance at end of year ................    49,468,195      24,734,000     48,945,989      24,473,000     50,295,123     25,147,000
                                          -----------    ------------    -----------    ------------    -----------    -----------


CAPITAL SURPLUS:
Balance at beginning of year...........                   173,413,000                    212,383,000                   202,162,000
Exercise of stock options..............                     8,061,000                     16,355,000                    10,228,000
Shares issued for acquisition..........                     4,904,000
Purchase of treasury shares............                    (2,458,000)                  (55,321,000)
Conversion of preferred shares.........                        (5,000)                       (4,000)                        (7,000)
                                                       --------------                --------------                   ------------
Balance at end of year.................                   183,915,000                   173,413,000                    212,383,000
                                                       --------------                --------------                   ------------

EARNED SURPLUS:
Balance at beginning of year...........                   367,984,000                   343,237,000                    330,302,000
Net income (loss)......................                   (81,961,000)                   86,970,000                     75,673,000
                                                       --------------                --------------                   ------------
Total..................................                   286,023,000                   430,207,000                    405,975,000
                                                       --------------                --------------                   ------------
Preferred dividends-per share 1999,
1998, and 1997, $3.35..................                       137,000                       144,000                        152,000
Common Dividends-per share 1999,
  $.625; 1998 and 1997, $1.25..........                    30,704,000                    62,079,000                     62,586,000
                                                        -------------                --------------                   ------------
Total dividends........................                    30,841,000                    62,223,000                     62,738,000
                                                        -------------                 -------------                   ------------

Balance at end of year.................                   255,182,000                   367,984,000                    343,237,000
                                                        -------------                --------------                    ------------

CUMULATIVE TRANSLATION  ADJUSTMENT-NET.                   (20,663,000)                  (16,032,000)                    (13,862,000)
                                                       --------------                --------------                   ------------
MINIMUM PENSION LIABILITY ADJUSTMENT...                      (307,000)                     (716,000)                       (324,000)
                                                       --------------                --------------                  ------------
NET UNREALIZED GAIN (LOSS)  ON
   SECURITIES AVAILABLE FOR SALE.......                       150,000                       (65,000)                       (535,000)
                                                       --------------                --------------                    ------------

TOTAL SHAREHOLDERS' EQUITY.............                  $443,050,000                  $549,100,000                    $566,091,000
                                                       --------------                --------------                    ------------
                                                       --------------                --------------                    ------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ogden Corporation and Subsidiaries

STATEMENTS OF CONSOLIDATED CASH FLOWS



------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                         1999             1998             1997
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) ................................................   $ (81,961,000)   $  86,970,000    $  75,673,000
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities of Continuing Operations:
(Income) loss from discontinued operations .......................      41,851,000      (49,722,000)     (38,886,000)
Depreciation and amortization ....................................      94,905,000       79,981,000       76,446,000
Deferred income taxes ............................................     (16,944,000)      18,820,000       21,384,000
Cumulative effect of change in accounting principle ..............       3,820,000
Write-down of assets for sale ....................................      36,150,000
Severance and other employment charges ...........................      32,602,000
Other ............................................................       3,170,000       (8,601,000)     (11,744,000)
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Accounts receivable ..............................................     (25,365,000)      (1,522,000)      78,366,000
Inventories ......................................................       2,208,000        1,132,000       20,125,000
Other assets .....................................................      18,834,000      (25,110,000)       4,785,000
Increase (Decrease) in Liabilities:
Accounts payable .................................................      19,572,000       (7,584,000)       2,719,000
Accrued expenses .................................................      35,921,000       27,799,000      (65,983,000)
Deferred income ..................................................      (3,698,000)     192,137,000       (3,393,000)
Other liabilities ................................................     (51,214,000)      12,887,000       (1,501,000)
                                                                     -------------    -------------    -------------
Net cash provided by operating activities of continuing operations     109,851,000      327,187,000      157,991,000
                                                                     -------------    -------------    -------------

Cash Flows From Investing Activities:
Entities purchased, net of cash acquired .........................     (59,436,000)        (900,000)     (58,190,000)
Proceeds from sale of marketable securities available for sale ...      66,355,000       14,232,000       13,970,000
Proceeds from sale of businesses and other .......................      10,560,000          225,000       35,155,000
Proceeds from sale of property, plant, and equipment ..............      1,175,000          181,000        1,318,000
Proceeds from sale of investment .................................       5,138,000
Investments in facilities ........................................     (50,749,000)     (18,847,000)     (28,459,000)
Other capital expenditures .......................................     (15,048,000)     (17,675,000)     (14,030,000)
Decrease in other receivables ....................................         820,000        2,865,000       11,252,000
Investments in marketable securities available for sale ..........      (1,815,000)     (58,917,000)     (13,970,000)
Distributions from investees and joint ventures ..................      12,459,000        8,479,000       45,749,000
Increase in investments in and advances to investees
and joint ventures ...............................................     (43,997,000)     (32,458,000)     (55,506,000)
                                                                     -------------    -------------    -------------

Net cash used in investing activities of continuing operations ...     (74,538,000)    (102,815,000)     (62,711,000)
                                                                     -------------    -------------    -------------

Cash Flows From Financing Activities:
Borrowings for Energy Facilities .................................     150,894,000      506,518,000       57,358,000
Other new debt ...................................................      90,508,000       34,525,000      102,266,000
Payment of debt ..................................................    (205,089,000)    (601,396,000)    (213,809,000)
Dividends paid ...................................................     (46,241,000)     (62,541,000)     (62,564,000)
Purchase of treasury shares ......................................      (2,509,000)     (56,381,000)
Decrease in funds held in trust ..................................      21,019,000       40,415,000          928,000
Proceeds from exercise of stock options ..........................       8,268,000       16,735,000       10,493,000
Other ............................................................      (4,412,000)      (5,922,000)      (5,447,000)
                                                                     -------------    -------------    -------------

Net cash provided by (used in) financing activities
of continuing operations .........................................      12,438,000     (128,047,000)    (110,775,000)
                                                                     -------------    -------------    -------------
Net cash provided by (used in) discontinued operations ...........    (127,900,000)     (59,880,000)      70,714,000
                                                                     -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............     (80,149,000)      36,445,000       55,219,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................     181,169,000      144,724,000       89,505,000
                                                                     -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR .........................   $ 101,020,000    $ 181,169,000    $ 144,724,000
                                                                     =============    =============    =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ogden Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION, COMBINATIONS, ETC.: The Consolidated Financial Statements include the accounts of Ogden Corporation and its subsidiaries (Ogden or the Company or the Corporation). Companies in which Ogden has equity investments of 50% or less are accounted for using the "Equity Method," if appropriate. All intercompany transactions and balances have been eliminated.

On September 17, 1999, the Company announced that it intended to sell its Aviation and Entertainment businesses and on September 29, 1999 the Board of Directors of the Company formally adopted a plan to sell the operations of its Aviation and Entertainment units which were previously reported as separate business segments. As a result of the adoption of this plan, the presentation of the financial results has been reclassified in the accompanying financial statements to show these operations as discontinued and the prior periods have been restated. (See Note 2.)

In 1999, in transactions accounted for as purchases, Ogden acquired the shares of a Philippine diesel-fired power plant, a 74% interest in a Thailand gas-fired facility, a 90% interest in a Thailand company that operates and maintains several power plant facilities, the unowned 50% partnership interests in the Heber Geothermal Company, which owns a geothermal power plant in California, and Heber Field Company in California for a total cost of $58,500,000. The operations of these companies have been included in the accompanying financial statements from the dates of acquisition. If Ogden had acquired these companies at January 1, 1998, consolidated revenues, net income (loss) and diluted earnings (loss) per share would have been $1,004,900,000, ($85,568,000) and ($1.74) for 1999 and $919,259,000, $81,633,000 and $1.60 for 1998.

In 1998, in transactions accounted for as purchases, Ogden acquired the shares of a civil construction company for a total cost of $900,000. The operations of this company have been included in the accompanying financial statements from date of acquisition. If Ogden had acquired this company at January 1, 1997, consolidated revenues, net income and diluted earnings per share would have been $897,524,000, $87,406,000 and $1.72 for 1998 and
$959,931,000, $75,752,000 and $1.49 for 1997.

In 1997, in transactions accounted for as purchases, Ogden acquired the shares of Pacific Energy, Inc., as well as a 60% interest in four cogeneration plants in China for a total cost of $118,967,000. The operations of these companies have been included in the accompanying financial statements from dates of acquisition. If Ogden had acquired these companies at January 1, 1997, consolidated revenues, net income, and diluted earnings per share would have been $1,000,762,000, $84,077,000, and $1.65 for 1997.

In connection with an earlier restructuring plan, the Binghamton, New York and Cork, Ireland operations of Datacom, Inc. (Datacom, previously known as Atlantic Design Company), a contract manufacturing company, were sold in January 1998; the Facility Services group's operations in New York City were sold in July 1997; and the Charlotte, North Carolina, operations of Datacom, were sold in September 1997.

USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less.

MARKETABLE SECURITIES: Marketable securities are classified as available for sale and recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to Other Comprehensive Income (see Note 3).

CONTRACTS AND REVENUE RECOGNITION: Service revenues primarily include only the fees for cost-plus contracts and other types of contracts. Both service revenues and operating expenses exclude reimbursed expenditures of zero, $1,800,000 and $30,794,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Subsidiaries engaged in governmental contracting recognize revenues from cost-plus-fixed-fee contracts on the basis of direct costs incurred plus indirect expenses and the allocable portion of the fixed fee. Revenues under time and material contracts are recorded at the contracted rates as the labor hours and other direct costs are incurred. Revenues under fixed-price contracts are recognized on the basis of the estimated percentage of completion of services rendered. Service revenues also include the fees earned under contracts to operate and maintain the waste-to-energy facilities and to service the facilities' debt, with additional fees earned based on excess tonnage processed and energy generation. Long-term unbilled service receivables related to waste-to-energy operations are discounted in recognizing the present value for services performed currently. Such unbilled receivables amounted to $151,257,000 and $149,341,000 at December 31, 1999 and 1998, respectively. Subsidiaries engaged in long-term construction contracting record income on the percentage-of-completion method of accounting and recognize income as the work progresses. Anticipated losses on contracts are recognized as soon as they become known.

INVENTORIES: Inventories, consisting primarily of raw materials, work in progress and finished goods, are recorded principally at the lower of first-in, first-out cost or market.

PROPERTY, PLANT, AND EQUIPMENT: Property, plant, and equipment is stated at cost. For financial reporting purposes, depreciation is provided by the straight-line method over the estimated useful lives of the assets, which range generally from three years for computer equipment to 50 years for waste-to-energy facilities. Accelerated depreciation is generally used for Federal income tax purposes.

Leasehold improvements are amortized by the straight-line method over the terms of the leases or the estimated useful lives of the improvements as appropriate. Landfills are amortized based on the quantities deposited into each landfill compared to the total estimated capacity of such landfill. Property, plant, and equipment is periodically reviewed to determine recoverability by comparing the carrying value to expected future cash flows.

CONTRACT ACQUISITION COSTS: Costs associated with the acquisition of specific contracts are amortized over their respective contract terms.

BOND ISSUANCE COSTS: Costs incurred in connection with the issuance of revenue bonds are amortized over the terms of the respective debt issues.

RESTRICTED FUNDS: Restricted funds represent proceeds from the financing and operations of energy facilities. Funds are held in trust and released as expenditures are made or upon satisfaction of conditions provided under the respective trust agreements.

INTEREST RATE SWAP AGREEMENTS: Amounts received or paid relating to swap agreements during the year are credited or charged to interest expense or debt service charges, as appropriate.

GOODWILL: Goodwill is amortized by the straight-line method over periods ranging from 15 to 25 years.

RETIREMENT PLANS: Ogden and certain subsidiaries have several retirement plans covering substantially all of their employees. Certain subsidiaries also contribute to multiemployer plans for unionized hourly employees that cover, among other benefits, pensions and postemployment health care.

INCOME TAXES: Ogden files a consolidated Federal income tax return, which includes all eligible United States subsidiary companies. Foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Provision has not been made for United States income taxes on distributions, which may be received from foreign subsidiaries, which are considered to be permanently invested overseas.

LONG-LIVED ASSETS: Ogden accounts for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses when indications of impairment are present. Long-lived assets to be disposed of are evaluated in relation to the estimated net realizable value.

EARNINGS PER SHARE: Basic Earnings (Loss) per Share is represented by net income
(loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or stock options were exercised or converted into common stock during the period, if dilutive (see Note 23).

REPORTING ON COSTS OF START-UP ACTIVITIES: The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities" in April 1998. This SOP established accounting standards for these costs and requires that they generally be expensed as incurred. Ogden adopted SOP 98-5 on January 1, 1999. The effect of adopting the SOP is shown as a cumulative effect of a change in accounting principle and is reflected as a net charge to income of $3,820,000 in 1999.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments andHedging Activities." This
SFAS establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities and requires recognition of all derivative instruments as assets or liabilities and requires measurement of those instruments at fair value. Ogden will adopt SFAS No. 133 in January, 2001. The Corporation is in the process of determining the impact adoption of this standard will have on Ogden's financial position and results of operations.

RECLASSIFICATION: The accompanying financial statements have been reclassified to conform with the 1999 presentation, principally for discontinued operations.

2.DISCONTINUED OPERATIONS

As a result of the adoption of the plan to discontinue the operations of the Entertainment and Aviation businesses, the Company's financial statement presentation has changed. Information for two units previously reported under the segment headings "Energy" and "Other" is now reported as Continuing Operations and will continue to be reported under those headings. Results previously reported for "Entertainment" and "Aviation" are now reported as Discontinued Operations.

Management expects the process of selling the discontinued operations to be substantially completed in the third quarter of 2000 and will involve the sale of various individual and groups of entities or operations. Based upon a number of assumptions and judgments, management believes that these dispositions will, in the aggregate after costs of disposition, be at book value or greater. Therefore, results from discontinued operations will be recognized currently and gains or losses on disposal of portions of the discontinued operations will be deferred until substantially all assets of the discontinued operations have been sold.

Revenues and income (loss) from discontinued operations (expressed in thousands of dollars) were as follows:

                                                                                    YEARS ENDED DECEMBER 31
                                                                   ------------------------------------------------------
                                                                       1999                  1998                 1997

Revenues                                                            $  807,430              $ 795,879          $  791,354
                                                                    ==========              =========          ==========

Operating income (loss)                                             $  (35,183)             $  87,203          $  64,079
                                                                   -----------               ---------         ---------
Income (Loss) Before Income Taxes and
  Minority Interests                                                $  (40,169)             $  90,172          $  70,453
Income Taxes                                                                 6                 40,240             31,385
Minority Interests                                                       1,676                    210                182
                                                                  ------------          -------------      -------------

Income (Loss) from Discontinued Operations                          $  (41,851)             $  49,722          $  38,886
                                                                   ===========              =========          =========


Net assets of discontinued operations (expressed in thousands of dollars) were as follows:



                                                                  December 31
                                                    ----------------------------------------

                                                         1999                   1998

Current Assets                                         $ 221,200              $ 226,953
Property, Plant and Equipment - Net                      375,211                251,402
Other Assets                                             336,700                253,409
Notes Payable and Current Portion of
   Long-Term Debt                                        (51,081)               (53,347)
Other Current Liabilities                               (142,327)              (121,152)
Long-Term Debt                                          (108,681)               (42,693)
Other Liabilities                                        (62,876)               (58,846)
                                                       ---------              ---------
Net Assets of Discontinued Operations                  $ 568,146              $ 455,726
                                                       =========              =========


3.  INVESTMENTS IN MARKETABLE SECURITIES AVAILABLE FOR SALE

At December 31, 1999 and 1998, marketable equity and debt securities held for current and noncurrent uses, such as non-qualified pension liabilities and deferred compensation plan, are classified as current assets and long-term assets (see Note 7), respectively. Net unrealized gains and losses on marketable equity and debt securities held for current and noncurrent uses are charged to Other Comprehensive Income.

Marketable securities at December 31, 1999 and 1998 (expressed in thousands of dollars), include the following:


                                                     1999                      1998
--------------------------------------------------------------------------------------------
                                            Market                        Market
                                             Value          Cost          Value      Cost
--------------------------------------------------------------------------------------------

Classified as Current Assets:

  Mutual and bond funds                                                $44,685      $44,714
                                                                       -------      -------

  Total Classified as Current Assets                                   $44,685      $44,714
                                                                       =======      =======

Classified as Noncurrent Assets:

  Mutual and bond funds                      $ 6,777      $ 6,627      $27,451      $27,673
                                             -------      -------      -------      -------

  Total Classified as Noncurrent Assets      $ 6,777      $ 6,627      $27,451      $27,673
                                             =======      =======      =======      =======



At December 31, 1999 and 1998, unrealized gains (losses) were $150,000 and ($251,000), respectively. The deferred tax benefits on these gains (losses) at December 31, 1999 and 1998 were zero and $186,000, respectively, resulting in net (credits) charges of ($150,000) and $65,000, respectively, to Accumulated Other Comprehensive Income.

Proceeds, realized gains, and realized losses from the sales of securities classified as available for sale for the years ended December 31, 1999, 1998, and 1997, were $66,355,000, $743,000, and $1,963,000; $14,232,000, zero, and zero; and $13,970,000, $3,444,000, and zero; respectively. For the purpose of determining realized gains and losses, the cost of securities sold was based on specific identification.

4.  UNBILLED SERVICE AND OTHER RECEIVABLES

Unbilled service and other receivables (expressed in thousands of dollars) consisted of the following:


                                   1999       1998

----------------------------   --------   --------

Unbilled service receivables   $151,257   $150,389

Notes receivable                  8,200      9,020
                               --------   --------

Total                          $159,457   $159,409
                               ========   ========



Long-term unbilled service receivables are for services, which have been performed for municipalities, that are due by contract at a later date and are discounted in recognizing the present value of such services. Current unbilled service receivables, which are included in Receivables, amounted to $49,305,000 and $41,822,000 at December 31, 1999 and 1998, respectively. Long-term notes receivable primarily represent notes received relating to the sale of noncore businesses.

5.  RESTRICTED FUNDS HELD IN TRUST

Funds held by trustees include proceeds received from financing the construction of waste-to-energy facilities; debt service reserves for payment of principal and interest on project debt; lease reserves for lease payments under operating leases; and deposits of revenues received. Such funds are invested principally in United States Treasury bills and notes and United States government agencies securities.

Fund balances (expressed in thousands of dollars) were as follows:


                                                1999                1998
--------------------------------------   --------   --------   --------   --------

                                          Current  Noncurrent  Current   Noncurrent
--------------------------------------   --------   --------   --------  ----------

Construction funds                       $  1,074              $ 14,604

Debt service funds                         56,624   $121,929     24,871   $131,873

Revenue funds                              23,932                13,626

Lease reserve funds                         4,112     22,774     10,075     14,488

Other funds                                17,920     22,081     47,377     34,561
                                         --------   --------   -------   --------------

Total                                    $103,662   $166,784   $110,553   $180,922
                                         ========   ========   =======   ==============


6.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment (expressed in thousands of dollars) consisted of the following:



                                                       1999         1998
----------------------------------------------   ----------   ----------

Land                                             $    8,111   $    6,137

Energy facilities                                 2,112,057    1,948,329

Buildings and improvements                          111,490      102,963

Machinery and equipment                             121,587      109,577

Landfills                                            12,955       17,959

Construction in progress                             49,836       26,614
                                                 ----------   ----------

Total                                             2,416,036    2,211,579

Less accumulated depreciation and amortization      574,225      475,338
                                                 ----------   ----------

Property, plant, and equipment-net               $1,841,811   $1,736,241
                                                 ==========   ==========


7.  OTHER ASSETS

Other assets (expressed in thousands of dollars) consisted of the following:



                                               1999       1998
----------------------------------------   --------   --------

Unamortized bond issuance costs            $ 41,352   $ 43,420

Noncurrent securities available for sale      6,777     27,451

Deposits on potential acquisition                       13,478

Deferred financing costs                     11,858     12,248

Other                                        24,381     29,556
                                           --------   --------

Total                                      $ 84,368   $126,153
                                           ========   ========


8.  ACCRUED EXPENSES, ETC.

Accrued expenses, etc. (expressed in thousands of dollars), consisted of the following:



                                                     1999       1998
----------------------------------------------   --------   --------

Operating expenses                               $ 83,646   $ 51,787

Severance and employment litigation settlement     50,532

Insurance                                          24,476     21,398

Debt service charges and interest                  31,008     24,580

Municipalities' share of energy revenues           28,160     36,300

Payroll                                            14,763     17,138

Payroll and other taxes                            17,200     21,080

Lease payments                                     15,193     16,038

Construction costs                                 11,636      3,377

Pension and profit sharing                          8,391      9,958

Other                                              75,150     35,118
                                                 --------   --------

Total                                            $360,155   $236,774
                                                 ========   ========


9.   DEFERRED INCOME

Deferred income (expressed in thousands of dollars) consisted of the following:


                                                          1999                  1998
------------------------------------------------   --------------------   --------------------
                                                   Current   Noncurrent   Current   Noncurrent
------------------------------------------------   --------  ----------   -------   ----------

Power sales agreement prepayment                   $  9,001   $165,311   $  9,001   $174,328

Sale and leaseback arrangements                       1,523     17,352      1,523     18,876

Advance billings to municipalities                    6,733                11,523

Other                                                28,549                23,043      8,359
                                                   --------   ---------   -------   --------

Total                                              $ 45,806   $182,663   $ 45,090   $201,563
                                                   ========   ========    =======   =========




The gains from sale and leaseback transactions consummated in 1986 and 1987 were deferred and are being amortized as a reduction of rental expense over the respective lease terms. Advance billings to various customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided. In 1998, Ogden received a payment for future energy deliveries required under a power sales agreement. This prepayment is being amortized over the life of the agreement.

10.  LONG-TERM DEBT

Long-term debt (expressed in thousands of dollars) consisted of the following:



                                                    1999             1998
--------------------------------------------------   --------   --------   -----

Adjustable-rate revenue bonds due 2014-2024          $124,755   $124,755

9.25% debentures due 2022                             100,000    100,000

Revolving credit facility                              50,000

Other long-term debt                                   70,190    123,839
                                                     --------   --------

Total                                                $344,945   $348,594
                                                     ========   ========




The adjustable-rate revenue bonds are adjusted periodically to reflect current market rates for similar issues, generally with an upside cap of 15%. The average rates for this debt were 3.21% and 3.38% in 1999 and 1998, respectively. These bonds were issued under agreements that contain various restrictions, the most significant being the requirements to comply with certain financial ratios and to maintain Shareholders' Equity of at least $440,000,000. At December 31, 1999, Ogden was in compliance with all requirements and had $3,050,000 in excess of the required amount of Shareholders' Equity. This covenant has been amended to require a minimum Shareholders' Equity of $400,000,000 through July 31, 2000 (see Note 12).

At December 31, 1999, the Company had drawn $50,000,000 on its $200,000,000 principal revolving credit facility due in 2002. The interest rate on this facility at December 31, 1999 was 6.225% and was based on the six-month LIBOR plus 0.225% (see Note 12).

Other long-term debt includes an obligation for approximately $28,450,000, representing the equity component of a sale and leaseback arrangement relating to a waste-to-energy facility. This arrangement is accounted for as a financing, has an effective interest rate of 5%, and extends through 2017. Other long-term debt also includes $22,450,000 resulting from the sale of limited partnership interests in and related tax benefits of a waste-to-energy facility, which has been accounted for as a financing for accounting purposes. This obligation has an effective interest rate of 10% and extends through 2015.

The remaining other long-term debt of $19,290,000 consists primarily of notes payable, loans and capital leases associated with the acquisition of Energy assets. These instruments bear interest at rates ranging from 6% to 8.6% with various maturity dates.

At December 31, 1999 Ogden had one long-term interest rate swap agreement covering a notional amount of $1,600,000, which expires November 30, 2000. This swap was entered into to convert Ogden's $1,600,000 variable-rate debt to a fixed rate. Ogden pays a fixed rate of 5.83% paid on a quarterly basis and receives a floating rate of three months LIBOR on a quarterly basis. At December 31, 1999, the three-month LIBOR rate was 5.81%. The counterparty to this interest rate swap is a major financial institution. Management believes its credit risk associated with nonperformance by the counterparty is not significant. Ogden also had a swap agreement to convert its fixed-rate $100,000,000 9.25% debentures into variable-rate debt which expired December
16, 1998. Amounts paid on swap agreements amounted to zero, $100,000, and $400,000, for 1999, 1998, and 1997, respectively, and were charged to interest expense. The effect on Ogden's weighted-average borrowing rate for 1999, 1998, and 1997 was an increase of zero, .04%, and .09%, respectively.

The maturities of long-term debt (expressed in thousands of dollars) at December 31, 1999, were as follows:



2000                       $113,815

2001                         14,672

2002                         51,633

2003                          1,279

2004                          1,253

Later years                 276,108

                           --------

Total                       458,760

Less current portion        113,815

                           --------

Total long-term debt       $344,945
                           ========


11.   PROJECT DEBT

Project debt (expressed in thousands of dollars) consisted of the following:


                                                                                  1999         1998
----------------------------------------------------------------------------   ----------   ----------

Revenue Bonds Issued by and Prime Responsibility of Municipalities:

3.4 - 6.75% serial revenue bonds due 2001 through 2011                         $  442,205   $  341,284

4.65 - 7.625% term revenue bonds due 2001 through 2015                            412,838      557,595

Adjustable-rate revenue bonds due 2006 through 2013                                80,220       80,220
                                                                                  -------   ----------

Total                                                                             935,263      979,099
                                                                                  -------   ----------

Revenue Bonds Issued by Municipal Agencies with Sufficient Service
Revenues Guaranteed by Third Parties -
5.0 - 8.9% serial revenue bonds due 2001 through 2008                              90,666       98,091
                                                                                  -------   ----------

Other Revenue Bonds:

4.5 - 5.5% serial revenue bonds due 2001 through 2015                              98,720      104,414

5.5 - 6.7% term revenue bonds due 2014 through 2019                                68,020       58,020
                                                                                  -------   ----------

Total                                                                             166,740      162,434
                                                                                  -------   ----------

Other project debt                                                                198,163      127,904
                                                                                  -------   ----------

Total long-term project debt                                                   $1,390,832   $1,367,528
                                                                                  =======   ==========




Project debt associated with the financing of waste-to-energy facilities is generally arranged by municipalities through the issuance of tax-exempt and taxable revenue bonds. The category, "Revenue Bonds Issued by and Prime Responsibility of Municipalities," includes bonds issued with respect to which debt service is an explicit component of the client community's obligation under the related service agreement. In the event that a municipality is unable to satisfy its payment obligations, the bondholders' recourse with respect to the Corporation is limited to the waste-to-energy facilities and restricted funds pledged to secure such obligations. The category, "Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties," includes bonds issued to finance two facilities for which contractual obligations of third parties to deliver waste ensure sufficient revenues to pay debt service, although such debt service is not an explicit component of the third parties' service fee obligations.

The category "Other Revenue Bonds" includes bonds issued to finance one facility for which current contractual obligations of third parties to deliver waste provide sufficient revenues to pay debt service related to that facility through 2011, although such debt service is not an explicit component of the third parties' service fee obligations. The Company anticipates renewing such contracts prior to 2011.

Payment obligations for the project debt associated with waste-to-energy facilities are limited recourse to the operating subsidiary and nonrecourse to the Corporation, subject to construction and operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective waste-to-energy facilities and related assets. At December 31, 1999, such revenue bonds were collateralized by property, plant, and equipment with a net carrying value of $1,427,550,000, a credit enhancement of approximately $5,200,000 for which Ogden has certain reimbursement obligations, and restricted funds held in trust of approximately $231,200,000 (see Note 5).

The interest rates on adjustable-rate revenue bonds are adjusted periodically to reflect current market rates. The average adjustable rate for such revenue bonds was 5.5% and 5.4% in 1999 and 1998, respectively.

Other project debt includes an obligation of a special-purpose limited partnership acquired by special-purpose subsidiaries of Ogden and represents the lease of a geothermal power plant, which has been accounted for as a financing. This obligation, which amounted to $55,921,000 at December 31, 1999, has an effective interest rate of 5.3% and extends through 2008 with options to renew for additional periods and has a fair market value purchase option at the conclusion of the initial term. Payment obligations under this lease arrangement are limited to assets of the limited partnership and revenues derived from a power sales agreement with a third party, which are expected to provide sufficient revenues to make rental payments. Such payment obligations are secured by all the assets, revenues, and other benefits derived from the geothermal power plant, which had a net carrying value of approximately $80,579,000 at December 31, 1999. Other project debt also includes $12,940,000 due to a financial institution as part of the refinancing of project debt in the category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." The debt service associated with this loan is included as an explicit component of the client community's obligation under the related service agreement. A portion of the funds was retained in the Corporation's restricted funds and is loaned to the community each month to cover the community's monthly service fees. The Corporation's repayment for the other part of the loan is limited to the extent repayment is received from the client community. This obligation has an effective interest rate of 7.05% and extends through 2005. In addition, other project debt includes $3,600,000, which is due to financial institutions and bears interest at an adjustable rate equal to the three-month LIBOR rate plus 3.5% (9.5% at December 31, 1999). The debt extends through 2001 and is secured by substantially all the assets of a diesel-fired power plant in the Philippines, which had a net carrying value of approximately $47,410,000 at December 31, 1999.

Other project debt includes $34,386,000 due to financial institutions which bears interest at an adjustable rate that was the two-month LIBOR rate plus
1.2% (7.10% at December 31, 1999). The debt extends through 2005 and is secured by substantially all the assets of a subsidiary that owns various power plants in the United States, which had a carrying value of approximately $90,358,000 at December 31, 1999, and a credit enhancement of $10,000,000.

Other project debt includes $57,878,000 due to banks of which $45,343,000 is denominated in US dollars and $12,535,000 is denominated in Thai Baht. This debt relates to a Thailand gas-fired energy facility acquired in 1999. The US dollar debt bears interest at the three-month LIBOR plus 3.5% (9.5% at December 31, 1999) and the Thai Baht debt bears an interest rate of Thai bank MLR plus 1.75% (10.25% at December 31, 1999). The MLR, which is the melded Maximum Lending Rate of the consortium of Thai banks that have lent to the project, was approximately 8.5% at December 31, 1999. The debt extends through 2012, is non recourse to Ogden and is secured by all project assets, which had a net carrying value of approximately $97,800,000 at December 31, 1999.

Other project debt includes $33,438,000 related to the purchase of the MCI power plant in the Philippines. This debt bears interest at rates equal to the six-month LIBOR plus spreads that increase from plus 3.5% until February 10, 2000, to plus 4.5% thereafter until the final maturity on August 10, 2002. The rate was 9.26% at December 31, 1999. This debt is nonrecourse to Ogden and is secured by all assets of the project, which had a net carrying value of $48,055,000 at December 31, 1999, and all revenues and contracts of the project and by pledge of the Company's ownership in the project.

At December 31, 1999, the Company had one interest rate swap agreement as a hedge against interest rate exposure on certain adjustable-rate revenue bonds. The swap agreement expires in January 2019. This swap agreement relates to adjustable rate revenue bonds in the category "Revenue Bonds Issued by and Prime Responsibility of Municipalities" and any payments made or received under the swap agreement are therefore included as an explicit component of the client community's obligation under the related service agreement. Under the swap agreement, the Company pays a fixed rate of 5.18% per annum on a semi-annual basis and receives a floating rate based on a defined LIBOR-based rate. At December 31, 1999, the floating rate on the swap was 5.05%. The notional amount of the swap at December 31, 1999 was $80,220,000 and is reduced in accordance with the scheduled repayments of the applicable revenue bonds. In addition, the Company terminated two other interest rate swap agreements during 1998. The swap agreements resulted in increased debt service expense of $1,659,000, $824,000 and $300,000 for 1999, 1998 and 1997, respectively, including $211,000 paid to terminate two swap agreements during the year ended December 31, 1998. The effect on Ogden's weighted average borrowing rate on project debt was an increase of .11%, .06% and .02% for 1999, 1998 and 1997, respectively. The counterparty to the swap is a major financial institution. The Company believes the credit risk associated with nonperformance by the counterparty is not significant.

The maturities on long-term project debt (expressed in thousands of dollars) at December 31, 1999 were as follows:




                        2000                                                   $ 80,383

                        2001                                                    100,062

                        2002                                                     98,870

                        2003                                                    100,634

                        2004                                                    101,877

                        Later years                                             989,389

                                                                         --------------

                        Total                                                 1,471,215

                        Less current portion                                     80,383

                                                                         --------------

                        Total long-term project debt                       $  1,390,832
                                                                         ==============


12.  CREDIT AGREEMENTS

At December 31, 1999, the Company had an unused revolving credit line of $150 million under its principal revolving credit facility at various borrowing rates including prime, the Eurodollar rate plus .225% and certificate of deposit rates plus .35%. Ogden is not required to maintain compensating balances; however, Ogden pays a facility fee of 1/8 of 1% on its principal revolving credit line, which expires July 1, 2002. The Company agreed with its revolving credit lenders at year-end to not make further draws under its principal revolving credit facility in consideration of obtaining certain waivers of financial covenants contained in that document. In addition, the Company and all of its credit providers (including its revolving credit lenders and certain other banks that have similar covenants in their respective facilities) agreed to amend certain covenants relating to limits on indebtedness as a percentage of its capitalization, interest coverage as a function of income from continuing operations and its minimum Shareholders' Equity, all through the end of July 2000, and to permit the sales of the Aviation and Entertainment segments provided certain minimum prices are obtained. Consequently, all the Company's credit providers have agreed to permit the Company to sell its Aviation and Entertainment businesses and retain the first $100 million in cash proceeds to fund operations and to extend the waivers of the financial covenants through the end of July 2000. Moreover, the revolving credit lenders have agreed to provide the Company with access to $50,000,000 of credit on a secured basis, in addition to the outstanding $50,000,000 which is unsecured. The rate on the $50,000,000 secured facility has been set at either the Eurodollar Rate plus 3% or the prime rate plus 1%. In addition, the Company will pay a 2% fee for the secured facility, which matures on July 31, 2000.

The Company expects to obtain a new facility on or before July 31, 2000, more tailored to its Energy business. The Company continues to have discussions concerning possible new credit facilities and/or obtaining equity for such purpose.

13.  CONVERTIBLE SUBORDINATED DEBENTURES

Convertible subordinated debentures (expressed in thousands of dollars) consisted of the following:



                                             1999       1998
--------------------------------------   --------   --------

6% debentures due June 1, 2002           $ 85,000   $ 85,000

5 3/4% debentures due October 20, 2002     63,650     63,650
                                         --------   --------

Total                                    $148,650   $148,650
                                         --------   --------
                                         --------   --------



The 6% convertible subordinated debentures are convertible into Ogden common stock at the rate of one share for each $39.077 principal amount of debentures. These debentures are redeemable at Ogden's option at 100% of face value. The
5 3/4% convertible subordinated debentures are convertible into Ogden common stock at the rate of one share for each $41.772 principal amount of debentures. These debentures are redeemable at Ogden's option at 100% of face value.

14.   PREFERRED STOCK

The outstanding Series A $1.875 Cumulative Convertible Preferred Stock is convertible at any time at the rate of 5.97626 common shares for each preferred share. Ogden may redeem the outstanding shares of preferred stock at $50 per share, plus all accrued dividends. These preferred shares are entitled to receive cumulative annual dividends at the rate of $1.875 per share, plus an amount equal to 150% of the amount, if any, by which the dividend paid or any cash distribution made on the common stock in the preceding calendar quarter exceeded $.0667 per share.

15.  COMMON STOCK AND STOCK OPTIONS

In 1986, Ogden adopted a nonqualified stock option plan (the "1986 Plan"). Under this plan, options and/or stock appreciation rights were granted to key management employees to purchase Ogden common stock at prices not less than the fair market value at the time of grant, which became exercisable during a five-year period from the date of grant. Options were exercisable for a period of ten years after the date of grant. As adopted and as adjusted for stock splits, the 1986 Plan called for up to an aggregate of 2,700,000 shares of Ogden common stock to be available for issuance upon the exercise of options and stock appreciation rights, which were granted over a ten-year period ending March 10, 1996. At December 31, 1998, all of the authorized shares of this plan had been granted.

In October 1990, Ogden adopted a nonqualified stock option plan (the "1990 Plan"). Under this plan, nonqualified options, incentive stock options, and/or stock appreciation rights and stock bonuses may be granted to key management employees and outside directors to purchase Ogden common stock at an exercise price to be determined by the Ogden Compensation Committee, which become exercisable during a five-year period from the date of grant. These options are exercisable for a period of ten years after the date of grant. Pursuant to the 1990 Plan, which was amended in 1994 to increase the number of shares available by 3,200,000 shares, an aggregate of 6,200,000 shares of Ogden common stock became available for issuance upon the exercise of such options, rights, and bonuses, which may be granted over a ten-year period ending October 11, 2000; 183,000 shares were available for grant at December 31, 1999.

In 1999, Ogden adopted a nonqualified stock option plan (the "1999 Plan"). Under this plan, nonqualified options, incentive stock options, limited stock appreciation rights (LSARs) and performance-based cash awards may be granted to employees and outside directors to purchase Ogden common stock at an exercise price not less than 100% of the fair market value of the common stock on the date of grant which become exercisable over a three-year period from the date of grant. These options are exercisable for a period of ten years after the date of grant. In addition, performance based cash awards may also be granted to employees and outside directors. As adopted, the 1999 plan calls for up to an aggregate of 4,000,000 shares of Ogden common stock to be available for issuance upon the exercise of such options and LSAR's, which may be granted over a ten-year period ending May 19, 2009. At December 31, 1999, 2,563,000 shares were available for grant.

Effective January 1, 2000 the 1999 Plan was amended and restated, subject to shareholder approval, to change the name of the plan to the "1999 Stock Incentive Plan" and to include the award of restricted stock to key employees based on the attainment of pre-established performance goals. The maximum number of shares of common stock that is available for awards of restricted stock is 1,000,000. No awards of restricted stock have been made under the plan.

Under the foregoing plans, Ogden issued 6,282,400 LSARs in conjunction with the stock options granted. These LSARs are exercisable only during the period commencing on the first day following the occurrence of any of the following events and terminate 90 days after such date: the acquisition by any person of 20% or more of the voting power of Ogden's outstanding securities; the approval by Ogden shareholders of an agreement to merge or to sell substantially all of its assets; or the occurrence of certain changes in the membership of the Ogden Board of Directors. The exercise of these limited rights entitles participants to receive an amount in cash with respect to each share subject thereto, equal to the excess of the market value of a share of Ogden common stock on the exercise date or the date these limited rights became exercisable, over the related option price.

In February, 2000 Ogden adopted the Restricted Stock Plan for Non-Employee Directors (the "Directors Plan") and the Restricted Stock Plan for key employees (the "Key Employees Plan"). Awards of restricted stock will be made from treasury shares of Ogden common stock, par value $.50 per share. Restricted shares awarded under the Directors Plan vest 100% at the end of three months from the date of the award. Shares of restricted stock awarded under the Key Employees Plan are subject to a two-year vesting schedule, 50% one year following the date of award and 50% two years following the date of award. As of December 31, 1999, no shares of restricted stock had been awarded under these plans. Between January 1, 2000 and February 29, 2000, an aggregate of 80,700 restricted shares were awarded under the Key Employees Plan and an aggregate of 27,218 restricted shares were awarded under the Directors Plan.

In connection with the acquisition of the minority interest of Ogden Energy Group, Inc. (OEGI), Ogden assumed the pre-existing OEGI stock option plan then outstanding and converted these options into options to acquire shares of Ogden common stock. All of these options were exercised or cancelled at August 31, 1999.

The Corporation has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for the options granted in 1999, 1998, and 1997 under these plans been determined consistent with the provisions of SFAS No. 123, using the binomial option-pricing model with the following weighted-average assumptions -- dividend yield of 0.0%, 4.8% and 6.2%; volatility of 33.52%, 27.22% and 25.84%; risk-free interest rate of 5.89%, 5.42% and 6.43%; and a weighted-average expected life of
7.5 years -- the effect on net income and diluted earnings per share would have been $1,334,000 and $0.03 for 1999, $626,000 and $.01 for 1998, and $334,000 and
$.01 for 1997. The
weighted-average fair value of options granted during 1999, 1998, and 1997 was $4.53, $3.84 and $2.56, respectively.

Information regarding the Corporation's stock option plans is summarized as follows:



                                                                                                         Weighted-
                                              Option                                                      Average
                                              Price                                                      Exercise
                                            Per Share               Outstanding           Exercisable      Price
---------------------------------------- ----------------- --------------------- --------------------- --------------
1986 Plan:

December 31, 1996, balance                 $18.31-$28.54                 875,500           806,200            $19.93
Became exercisable                                $22.50                                    23,100
Cancelled                                         $28.54                 (10,000)          (10,000)           $28.54
                                          --------------                --------          --------            ------
December 31, 1997, balance                 $18.31-$28.54                 865,500           819,300            $19.74
Became exercisable                                $22.50                                    19,100
Exercised                                  $18.32-$26.40                (217,000)         (217,000)           $18.92
Cancelled                                  $22.50-$28.54                 (28,000)          (20,000)           $27.32
                                           -------------                 -------           -------            ------
December 31, 1998, balance                 $18.31-$28.54                 620,500           601,400            $19.69
Became exercisable                                $22.50                                    19,100
Cancelled                                         $28.54                 (50,000)          (50,000)           $28.54
                                           -------------                 -------           --------           ------
December 31, 1999, balance                 $18.31-$22.50                 570,500           570,500            $19.01
                                           -------------                 -------            -------           ------


1990 Plan:
December 31, 1996, balance                 $18.31-$31.50               3,657,000         2,470,200            $20.21
Granted                                           $20.19                 570,000                              $20.19
Became exercisable                         $18.31-$31.50                                   385,400
Exercised                                  $18.31-$21.93                (471,000)         (471,000)           $18.62
Cancelled                                  $18.31-$23.56                 (72,000)          (11,000)           $21.90
                                           -------------                --------         --------             ------
December 31, 1997, balance                 $18.31-$31.50               3,684,000         2,373,600            $20.39
Granted                                    $25.97-$29.38                 923,000                              $26.29
Became exercisable                         $20.06-$31.50                                   460,900
Exercised                                  $18.31-$23.56                (538,900)         (538,900)           $19.05
Cancelled                                  $20.06-$20.31                  (7,500)          ( 2,000)           $20.17
                                           -------------                 -------         --------             ------
December 31, 1998, balance                 $18.31-$31.50               4,060,600         2,293,600            $20.56
Granted                                           $26.78                 655,000                              $26.78
Became exercisable                         $20.06-$29.38                                   589,800
Exercised                                  $18.31-$23.56                (242,600)         (242,600)           $19.47
Cancelled                                  $20.06-$31.50                (198,500)                             $23.21
                                           -------------               ---------         --------             ------
December 31, 1999, balance                 $18.31-$29.38               4,274,500         2,640,800            $21.14
                                           -------------               ---------         ---------            ------



1999 Plan:
Granted                                     $8.66-$26.59               1,437,400                              $13.13
                                            ------------               ---------         ----------           ------
December 31, 1999, balance                  $8.66-$26.59               1,437,400                              $13.13
                                            ------------               ---------         ----------           ------




Conversion of OEGI Plan:

December 31, 1996, balance                 $14.17-$29.46                 243,461            243,461           $14.70
Exercised                                         $14.17                 (59,640)           (59,640)          $14.17
Cancelled                                         $29.46                  (8,400)            (8,400)          $29.46
                                           -------------               ---------        -----------         --------

December 31, 1997, balance                       $14.17                  175,421            175,421           $14.17
Exercised                                        $14.17                   (3,360)            (3,360)          $14.17
                                          -------------                ---------         ----------         ---------

December 31, 1998, balance                       $14.17                  172,061            172,061           $14.17
Exercised                                        $14.17                 (172,061)          (172,061)          $14.17
                                          -------------                ---------         ----------         ---------

December 31, 1999, balance                            0                      0                  0                0
                                           ------------                 --------           --------          --------

Total December 31, 1999                  $8.66 - $29.38                6,282,400          3,211,300           $20.76
                                         ==============                =========          =========           ======


The following table summarizes information about stock options outstanding at December 31, 1999:


                                Options Outstanding                          Options Exercisable
                    -------------------------------------------------   ------------------------------

                     Number of    Weighted-Average                       Number of
Range of Exercise      Shares         Remaining      Weighted-Average      Shares     Weighted-Average
      Prices        Outstanding   Contractual Life    Exercise Price    Outstanding    Exercise Price
-----------------   -----------   ----------------   ----------------   -----------   ----------------

$ 8.66-$15.56        1,412,400        9.9 years           $12.89                 0             $0

$18.31-$29.38        4,870,000        4.9 years           $22.27         3,211,300         $20.76
-------------        ---------        ---------           ------         ---------         ------

$ 8.66-$29.38        6,282,400        6.0 years           $20.16         3,211,300         $20.76
-------------        ---------        ---------           ------         ---------         ------
-------------        ---------        ---------           ------         ---------         ------


The weighted-average exercise prices for all exercisable options at December 31, 1999, 1998, and 1997, were $20.76, $20.04, and $19.56, respectively.

At December 31, 1999, there were 12,961,485 shares of common stock reserved for the exercise of stock options and the conversion of preferred shares and debentures.

In 1998, Ogden's Board of Directors authorized the purchase of shares of the Corporation's common stock in an amount up to $200,000,000. Through January 2000, 2,223,000 shares of common stock were purchased at total cost of $58,890,000.

16.  PREFERRED STOCK PURCHASE RIGHTS

In 1990, the Board of Directors declared a dividend of one preferred stock purchase right (Right) on each outstanding share of common stock. Among other provisions, each Right may be exercised to purchase a one one-hundredth share of a new series of cumulative participating preferred stock at an exercise price of $80, subject to adjustment. The Rights may only be exercised after a party has acquired 15% or more of the Corporation's common stock or commenced a tender offer to acquire 15% or more of the Corporation's common stock. The Rights do not have voting rights, expire October 2, 2000, and may be redeemed by the Corporation at a price of $.01 per Right at any time prior to the acquisition of 15% of the Corporation's common stock.

In the event a party acquires 15% or more of the Corporation's outstanding common stock in accordance with certain defined terms, each Right will then entitle its holders (other than such party) to purchase, at the Right's then-current exercise price, a number of the Corporation's common shares having a market value of twice the Right's exercise price. At December 31, 1999, 49,468,195 Rights were outstanding.

17.  FOREIGN EXCHANGE

Foreign exchange translation adjustments for 1999, 1998, and 1997, amounting to $4,631,000, $2,170,000, and $8,094,000, respectively, have been charged directly to Other Comprehensive Income. Foreign exchange transaction adjustments, amounting to ($7,000), zero, and $30,000, have been charged (credited) directly to income for 1999, 1998, and 1997, respectively.

18.   DEBT SERVICE CHARGES

Debt service charges for Ogden's project debt (expressed in thousands of dollars) consisted of the following:


                                                             1999          1998          1997
-------------------------------------------------------  -----------   ------------   -----------

Interest incurred on taxable and tax-exempt borrowings   $    90,430   $     96,939   $    99,284

Interest earned on temporary investment of certain
restricted funds                                               1,991          4,192         3,992
                                                         -----------   ------------   -----------
Net interest incurred                                         88,439         92,747        95,292

Interest capitalized during construction in property,
plant, and equipment                                                                          631
                                                         -----------   ------------   -----------
Interest expense-net                                          88,439         92,747        94,661
Amortization of bond issuance costs                            6,564          7,616         6,997
                                                         -----------   ------------   -----------
Debt service charges                                     $    95,003   $    100,363   $   101,658
                                                         ===========   ============   ===========


19.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Ogden has retirement plans that cover substantially all of its employees. A substantial portion of hourly employees of Ogden Services Corporation participate in defined contribution plans. Other employees participate in defined benefit or defined contribution plans. The defined benefit plans provide benefits based on years of service and either employee compensation or a flat benefit amount. Ogden's funding policy for those plans is to contribute annually an amount no less than the minimum funding required by ERISA. Contributions are intended to provide not only benefits attributed to service to date but also for those expected to be earned in the future.

In 1992, the Corporation discontinued its policy of providing postretirement health care and life insurance benefits for all salaried employees, except those employees who were retired or eligible for retirement at December 31, 1992.

In 1999, the Corporation discontinued a defined benefit retirement plan for certain Ogden Corporation salaried employees and paid benefits due to employees at December 31, 1999.

The following table sets forth the details of Ogden's defined benefit plans' and other postretirement benefit plans' funded status and related amounts recognized in Ogden's Consolidated Balance Sheets (expressed in thousands of dollars):


                                                      PENSION BENEFITS             OTHER BENEFITS
                                                   ----------------------      ----------------------
                                                     1999          1998          1999          1998
                                                   --------      --------      --------      --------

CHANGE IN BENEFIT OBLIGATION:

Benefit obligation at beginning of year            $ 26,869      $ 22,850      $  8,580      $ 10,771
 Service cost                                         2,866         2,434            39            35
 Interest cost                                        1,871         1,620           593           547
 Plan amendments                                                      382
 Effect of curtailment                               (3,081)
 Effect of settlement                                (7,047)
 Actuarial (gain) loss                               (1,618)          154          (374)       (2,474)
 Benefits paid                                         (786)         (571)         (414)         (299)
                                                   --------      --------      --------      --------
 Benefit obligation at end of year                   19,074        26,869         8,424         8,580
                                                   --------      --------      --------      --------
CHANGE IN PLAN ASSETS:
 Plan assets at fair value at beginning of year      16,827        14,790
 Actual return on plan assets                         1,749         1,647
 Company contributions                                7,653           962           414           299
 Effect of settlement                                (7,047)
 Benefits paid                                         (786)         (571)         (414)         (299)
                                                   --------      --------      --------      --------
 Plan assets at fair value at end of year            18,396        16,828
                                                   --------      --------      --------      --------
RECONCILIATION OF PREPAID (ACCRUED) AND
TOTAL RECOGNIZED:
 Funded status of the plan                             (678)      (10,041)       (8,424)       (8,580)

UNRECOGNIZED:
    Net transition (asset) obligation                  (107)
    Prior service cost                                   76           818
    Net (gain) loss                                  (4,346)       (2,503)       (1,206)         (956)
                                                   --------      --------      --------      --------
Net amount recognized                              $ (5,055)     ($11,726)     $ (9,630)     $ (9,536)
                                                   ========      ========      ========      ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
BALANCE SHEET CONSIST OF:
Accrued benefit liability                          $ (5,055)     ($11,726)     $ (9,630)     ($ 9,536)
                                                   --------      --------      --------      --------
Net amount recognized                              $ (5,055)     ($11,726)     $ (9,630)     ($ 9,536)
                                                   ========      ========      ========      ========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
DECEMBER 31:
 Discount rate                                         7.75%         6.75%         7.75%         6.75%
 Expected return on plan assets                        8.00%         8.00%
 Rate of compensation increase                         4.50%         4.00%         4.50%         4.00%


For management purposes, annual rates of increase of 8.5% and 7.5% in the per capita cost of health care benefits were assumed for 1999 for covered employees under age 65 and over age 65, respectively. The rates were assumed to decrease gradually to 5.5% and 5% for employees under age 65 and over age 65, respectively, in 2005 and remain at that level.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2,502,000, $2,676,000 and zero, respectively, as of December 31, 1999 and $6,431,000, $10,481,000 and zero, respectively, as of December 31, 1998.

Contributions and costs for defined contribution plans are determined by benefit formulas based on percentage of compensation as well as discretionary contributions and totaled $9,002,000, $8,257,000, and $8,652,000 in 1999, 1998,
and 1997, respectively. Plan assets at December 31, 1999, 1998, and 1997, primarily consisted of common stocks, United States government securities, and guaranteed insurance contracts.

Pension costs for Ogden's defined benefit plans and other postretirement benefit plans included the following components (expressed in thousands of dollars):


                                                   PENSION BENEFITS                    OTHER BENEFITS
                                           -------------------------------     -------------------------------
                                             1999        1998        1997        1999        1998        1997
                                           -------     -------     -------     -------     -------     -------

COMPONENTS ON NET PERIODIC BENEFIT COST:
 Service cost                              $ 2,866     $ 2,434     $ 1,923     $    39     $    35     $    54
 Interest cost                               1,871       1,620       1,340         593         547         713
 Expected return on plan assets             (1,441)     (1,191)       (899)
 Amortization of unrecognized:
 Net transition (asset) obligation              27          27          27
 Prior service cost                            233         416         378
 Net (gain) loss                               (33)        (22)        (62)       (124)       (170)          9
                                           -------     -------     -------     -------     -------     -------
Net periodic benefit cost                  $ 3,523     $ 3,284     $ 2,707     $   508     $   412     $   776
                                           =======     =======     =======     =======     =======     =======
Curtailment gain                           $(2,493)
Settlement gain                                (51)


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care trend rate would have the following effects (expressed in thousands of dollars):


                                                 One Percentage  One Percentage
                                                 Point Increase  Point Decrease
                                                 --------------  --------------

Effect on total service and interest
  cost components                                     $  15          $ (14)

Effect on postretirement benefit obligation          $ 206          $(194)


20.  SPECIAL CHARGES

In September 1999, the Company's Board of Directors approved a plan to dispose of its Aviation and Entertainment businesses and close its New York City headquarters, and in December 1999 approved a plan to exit other non-core businesses so that Ogden can focus its resources on its Energy business.

As a result of these decisions, the Company has incurred various expenses which have been recognized in its continuing and discontinued operations. These expenses include severance costs mainly for its New York City employees of $41,500,000; contract termination costs of its former Chairman and Chief Executive Officer of $17,500,000; the write-down to estimated net realizable value of other non-core businesses of $36,200,000 based upon the estimated proceeds from the sale of such businesses; and the accelerated amortization of a new data processing system of $2,300,000 based upon a revised useful life of 15 months starting October 1, 1999. Such expenses also include the costs to abandon expansion plans of its Entertainment business totaling $17,800,000, which includes the forfeiture of the non-refundable deposit and related costs totaling $10,500,000 in connection with the termination of the proposed acquisition of Volume Services America (VSA). In addition, charges totaling $13,200,000 were recorded to recognize losses prior to the decision to discontinue the Entertainment business relating to the sale of assets and to the write-down of unamortized contract acquisition costs at two venues.

In addition, Datacom, Inc. (Datacom), a subsidiary of Ogden which primarily manufactures products for its major customer Genicom Corporation (Genicom), recorded write-downs of its inventories and accounts receivable from Genicom of $10,500,000, primarily as a result of Genicom's poor financial position in 1999 evidenced by Genicom's announcement of its violation of its credit facilities in the third quarter and its subsequent filing for protection from creditors under the provisions of Chapter 11 of the Bankruptcy Code on March 10, 2000. As of December 31, 1999, Datacom had net inventory in connection with the Genicom contract of approximately $8,000,000, commitments to purchase parts for use in the assembly of inventory for sale to Genicom of approximately $8,000,000, and accounts receivable net of allowances of approximately $7,500,000. Since Datacom is a principal supplier of goods to Genicom, the Company is in conversation with the credit institutions and others about continuing to ship products to Genicom and the related payment terms. The Company believes that it will be successful in resuming its business relationship with Genicom and will realize the net carrying value of its accounts receivable and inventory on hand at December 31, 1999.

The following is a summary of the principal special charges recognized in 1999 and the remaining accruals at December 31, 1999 (expressed in thousands of dollars):

                                                                         Total      Amounts  Balance at
                                            Continuing  Discontinued    Special     Paid in   December
                                            Operations   Operations     Charges       1999   31, 1999
                                            ----------  ------------   ----------   -------  ----------

Cash charges:
Severance for approximately 220 employees     $16,400       $25,100       $41,500    $  1,100   $40,400
Contract termination settlement                17,500                      17,500       1,800    15,700
Termination of VSA acquisition                               10,500        10,500      10,500         0
                                              -------       -------       -------    --------   -------
Cash charges                                   33,900        35,600        69,500    $ 13,400   $56,100
                                              -------       -------       -------    ========   =======

Noncash charges:
Write-downs of non-core businesses:
OEES goodwill ($23,000) and property and other
assets ($5,400); ADTI goodwill ($7,800)        36,200                      36,200

Datacom inventory ($7,200), and
receivables ($3,300)                           10,500                      10,500

Entertainment asset sales and abandonment:
Sale of the Grizzly Nature Center
($4,200) and a casino in Aruba ($2,500);
and unrecoverable contract
acquisition costs ($6,500)                                   13,200        13,200

Abandonment of Entertainment expansion:
Casino facilities in South Africa                             7,300         7,300

Accelerated amortization of new data
processing system                                 500         1,800         2,300

                                           ----------      ---------    ----------
Noncash charges                                47,200        22,300        69,500

                                           ----------      ---------    ----------
Total charges                              $   81,100      $ 57,900     $ 139,000
                                           ==========      =========    ==========



For continuing operations, severance accruals, the provision for contract termination settlement, the write-down of non-core businesses, the accelerated depreciation of a new data processing system and the provisions relating to Datacom receivables are included in selling, administrative, and general expenses, and a provision relating to Datacom's inventory is included in cost of sales in the accompanying 1999 Statement of Consolidated Income and Comprehensive Income.

The amount accrued for severance is based upon the Company's written severance policy and the positions eliminated. The accrued severance does not include any portion of the employees' salaries through their severance dates. Based upon current severance dates and the severance accrual remaining at December 31, 1999, the Company expects to pay these amounts largely in 2000.

The amount accrued for the contract termination costs of the Company's former Chairman and Chief Executive Officer is based upon a settlement agreement reached in December 1999. Pursuant to the settlement agreement, the Company forgave demand notes dated August 1999 in the face amount of approximately $1,800,000, and with the exception of certain insurance benefits, expects to pay these amounts largely in 2000.

21.  INCOME TAXES

The components of the provision (benefit) for income taxes (expressed in thousands of dollars) were as follows:


                                                1999         1998         1997
                                              --------     --------     --------

Current:
Federal                                       $  4,552     $ (1,354)    $ (8,703)
State                                            4,108        3,191        7,358
Foreign                                          1,367          900        1,676
                                              --------     --------     --------
Total current                                   10,027        2,737          331
                                              --------     --------     --------
Deferred:
Federal                                        (13,809)      17,459       24,127
State                                           (3,543)       1,436       (2,743)
Foreign                                            408          (75)
                                              --------     --------     --------
Total deferred                                 (16,944)      18,820       21,384
                                              --------     --------     --------
Total provision (benefit) for income taxes    $ (6,917)    $ 21,557     $ 21,715
                                              ========     ========     ========


The provision for income taxes (expressed in thousands of dollars) varied from the Federal statutory income tax rate due to the following:


                                             1999                     1998                       1997
                                    ---------------------    ---------------------  ----------------------
                                               Percent of               Percent of              Percent of
                                                 Income                   Income                  Income
                                    Amount of    Before     Amount of     Before    Amount of     Before
                                       Tax       Taxes         Tax        Taxes        Tax        Taxes
                                    ---------  ----------   ---------   ----------  ---------   ----------
Taxes at statutory rate              $(12,961)      35.0%   $ 22,074       35.0%   $ 21,177       35.0%

State income taxes, net of
Federal tax benefit                       367       (1.0)      3,007        4.8       2,999        4.9

Taxes on foreign earnings              (3,469)       9.3      (2,384)      (3.8)     (1,550)      (2.5)

Amortization of goodwill                  651       (1.7)        691        1.1         665        1.1

Write-down of goodwill                 10,795      (29.1)                             1,750        2.9

Benefit relating to sale of stock
of former subsidiary                                                                 (3,581)      (5.9)

Energy credits                         (2,338)       6.3      (2,511)      (3.9)

Other--net                                 38        (.1)        680        1.0         255         .4
                                     --------     ------    --------     ------    --------     -------
Provision (benefit) for
income taxes                         $ (6,917)      18.7%   $ 21,557       34.2%   $ 21,715       35.9%
                                     ========     ======    ========     ======    ========     ======


The components of the net deferred income tax liability (expressed in thousands of dollars) as of December 31, 1999 and 1998, were as follows:


                                     1999        1998
                                   --------    --------

Deferred Tax Assets:
Deferred Income                    $  7,234    $  6,828
Accrued expenses                     89,140      84,469
Other liabilities                    32,834      34,271
Investment tax credits                7,042
Alternative minimum tax credits      32,298      45,032
                                   --------    --------
Total deferred tax assets           168,548     170,600
                                   --------    --------

Deferred Tax Liabilities:
Unbilled accounts receivable         51,088      52,003
Property, plant, and equipment      430,867     433,693
Other                                31,216      29,833
                                   --------    --------
Total deferred tax liabilities      513,171     515,529
                                   --------    --------
Net deferred tax liability         $344,623    $344,929
                                   ========    ========


Deferred tax assets and liabilities (expressed in thousands of dollars) are presented as follows in the accompanying balance sheets:


                                             1999          1998
                                          ---------     ---------
Net deferred tax liability--noncurrent    $ 380,812     $ 392,850
Less net deferred tax asset--current        (36,189)      (47,921)
                                          ---------     ---------
Net deferred tax liability                $ 344,623     $ 344,929
                                          =========     =========



At December 31, 1999, for Federal income tax purposes, the Corporation had investment and energy tax credit carryforwards of approximately $7,042,000, which will expire in 2006 through 2009, and alternative minimum tax credit carryforwards of approximately $32,298,000 which have no expiration date. Deferred Federal income taxes have been reduced by these amounts.

22.  LEASES

Total rental expense amounted to $54,301,000, $42,331,000, and $39,015,000
(net of sublease income of $5,242,000, $3,398,000, and $1,815,000) for 1999,
1998, and 1997, respectively. Principal leases are for leaseholds, sale and leaseback arrangements on waste-to-energy facilities, trucks and automobiles, and machinery and equipment. Some of these operating leases have renewal options.

The following is a schedule (expressed in thousands of dollars), by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999:


2000                     $ 49,352
2001                       49,556
2002                       47,020
2003                       45,423
2004                       36,480
Later years               432,516
                         --------
Total                    $660,347
                         ========


These future minimum rental payment obligations include $430,636,000 of future nonrecourse rental payments that relate to energy facilities of which $277,828,000 are supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $152,808,000 relates to a waste-to-energy facility at which the Company serves as operator and directly markets one-half of the facility's disposal capacity. This facility currently generates sufficient revenues from short- and medium-term contracts to meet rental payments. The Company anticipates renewing the short- and medium-term contracts or entering into new contracts to generate sufficient revenues to meet those remaining future rental payments. Also included are $42,896,000 of nonrecourse rental payments relating to an energy facility operated by a special-purpose subsidiary, which are supported by contractual power purchase obligations of a third party and which are expected to provide sufficient revenues to make the rent payments. These nonrecourse rental payments (in thousands of dollars) are due as follows:

          2000                           $ 34,554
          2001                             36,006
          2002                             36,488
          2003                             36,664
          2004                             25,940
          Later years                     303,880
                                         --------
          Total                          $473,532
                                         ========


23.  EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income, reduced by preferred stock dividend requirements, by the weighted average of the number of shares of common stock outstanding during each year.

Diluted earnings per share was computed on the assumption that all convertible debentures, convertible preferred stock, and stock options converted or exercised during each year or outstanding at the end of each year were converted at the beginning of each year or at the date of issuance or grant, if dilutive. This computation provided for the elimination of related convertible debenture interest and preferred dividends.

The reconciliation of the income and common shares included in the computation of basic earnings per common share and diluted earnings per common share for years ended December 31, 1999, 1998, and 1997, is as follows:


                                        1999                                 1998                               1997
                        ------------------------------------  --------------------------------  ----------------------------------
                                                      Per-                              Per-                                Per
                            Income       Shares       Share    Income        Shares      Share    Income        Shares       Share
                         (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator) Amount  (Numerator)  (Denominator)  Amount
                        ------------  -------------  ------  -----------  ------------- ------  -----------  -------------  ------

Income (loss) from
continuing operations  $ (36,290,000)                        $37,248,000                        $36,787,000
Less:  preferred
stock dividend               137,000                             144,000                            152,000
                       -------------                         -----------                        -----------
BASIC EARNINGS
(LOSS)PER SHARE          (36,427,000)   49,235,000  $(0.74)   37,104,000   49,836,000   $ 0.74   36,635,000    50,030,000  $ 0.73
                                                    ======                              ======                             ======
Effect of Dilutive
Securities:

Stock options                              (A)                                807,000                             538,000
Convertible
preferred stock                            (A)                   144,000      257,000               152,000       275,000
6% convertible
debentures                                 (A)                                 (A)                                   (A)
5 3/4% convertible
debentures                                 (A)                                 (A)                                   (A)
                       -------------    ----------  ------   -----------   ----------   ------  -----------    ----------   -----
DILUTED EARNINGS
(LOSS) PER SHARE       $ (36,427,000)   49,235,000  $(0.74)  $37,248,000   50,900,000   $ 0.73  $36,787,000    50,843,000   $0.72
                       =============    ==========  ======   ===========   ==========   ======  ===========    ==========   =====


(A) Antidilutive


Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was 2,954,000 in 1999, 75,000 in 1998, and 80,000 in 1997. Shares of common stock to be issued, assuming conversion of convertible preferred shares, the 6% convertible debentures, and the 5 3/4% convertible debentures, were not included in computations of diluted earnings per share if to do so would have been antidilutive. The common shares excluded from the calculation were 2,175,000 in 1999, 1998 and 1997 for the 6% convertible debentures; 1,524,000 in 1999, 1998 and 1997 for the 5 3/4% convertible debentures; 308,000 in 1999 for stock options; and 245,000 in 1999 for convertible preferred stock.

24.   COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company did not include certain of its operations at either the Arrowhead Pond in Anaheim, California or the Corel Centre near Ottawa, Canada as part of its agreement to sell its Food and Beverage/Venue Management business which was announced in March 2000. The Company manages the Arrowhead Pond under a long-term contract. As part of that contract, the Company is a party, along with the City of Anaheim, to a reimbursement agreement under a letter of credit in the amount of approximately $120,000,000. Under the reimbursement agreement, the Company is responsible for draws, if any, under the letter of credit caused by the Company's failure to perform its duties under its management contract at that venue. The Company is exploring alternatives for disposing of these operations along with the reimbursement agreement and related obligations.

During 1994, a subsidiary of Ogden entered into a 30-year facility management contract at the Corel Centre, pursuant to which it agreed to advance funds to a customer, and if necessary, to assist the customer's refinancing of senior secured debt incurred in connection with the construction of the facility. Ogden is obligated to purchase such senior debt in the amount of $97,100,000 on December 23, 2002, if the debt is not refinanced prior to that time. Ogden is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer on December 23, 2002. At December 31, 1999, the amount outstanding was $51,600,000. In addition, as of December 31, 1999, the Corporation had guaranteed $3,500,000 of senior secured term debt of an affiliate and principal tenant (the NHL Ottawa Senators) of this customer and had guaranteed up to $3,500,000 of the tenant's secured revolving debt. Further, Ogden is obligated to purchase $20,800,000 of the tenant's secured subordinated indebtedness on January 29, 2004, if such indebtedness has not been repaid or refinanced prior to that time. In October 1999, Ogden also agreed to advance a secured loan to that tenant of up to approximately $8,400,000 if certain events occur. Separately, Ogden has guaranteed approximately $3,800,000 of borrowings of Metropolitan
Entertainment Group, an Entertainment joint venture in which Ogden has an equity interest. Management expects this guarantee to be assumed by the ultimate purchaser of this interest. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

Under certain agreements previously entered into by the Company, if the Company's outstanding debt securities are no longer rated investment grade, it may be required to post additional collateral or letters of credit. The failure to take such actions could result in a forfeiture of certain contracts or could result in a default under the agreements requiring the posting of such letters. Such a default would also be a default under certain of the Company's credit facilities. The Company would need the consent of its Credit Providers to obtain the funds necessary to post the letters of credit if they become due, obtain equity, or potentially utilize sales proceeds for such purpose. The Company's Credit Providers have agreed to work with the Company to explore solutions to this issue should it arise.

At December 31, 1999, capital commitments for continuing operations amounted to $29,000,000 for normal replacement and growth in Energy. Other capital commitments for Energy as of December 31, 1999 amounted to approximately $96,600,000. This amount includes a commitment to pay, in 2008, $10,600,000 for a service contract extension at an energy facility. In addition, this amount includes $28,000,000 for a 50% interest in a project in Thailand; $18,500,000 and $15,300,000, respectively, for two oil-fired projects in India; $5,000,000 for additional equity commitments related to Energy's interest in a coal-fired power project in the Philippines; $3,500,000 for a mass-burn waste-to-energy facility in Italy; $1,900,000 for a natural gas-fired diesel engine cogeneration project in Spain; and $13,800,000 for standby letters of credit in support of debt service reserve requirements. Funding for the remaining mandatory equity contributions to the coal-fired power project in the Philippines is being provided through bank credit facilities, which must be repaid in 2000. In addition, compliance with the standards and guidelines under the Clear Air Act Amendments of 1990 will require further Energy capital expenditures of approximately $30,000,000 through December 2000, subject to the final time schedules determined by the individual states in which the Corporation's waste-to-energy facilities are located.

Commitments for discontinued operations amounted to $37,000,000 for normal replacement and growth in Aviation ($100,000) and Entertainment ($36,900,000), the latter relating primarily to Entertainment's Jazzland theme park in New Orleans. As part of its agreement to sell the themed attractions, the Company has agreed to complete the construction of its Jazzland theme park. The Corporation also has a $2,500,000 contingent equity contribution for Entertainment's investment at Isla Magica. The Corporation has no further obligations with respect to its previous agreement to acquire VSA. The Company acquired a 50% interest in an Aviation ground handling business in Rome Italy and in March 2000, made a contractually required investment of $6,600,000 in connection therewith.

25.  INFORMATION CONCERNING BUSINESS SEGMENTS

As of September 29, 1999, the Corporation adopted a plan to discontinue the operations of its Aviation and Entertainment segments. As a result of this decision, these segments are now reflected as discontinued operations. The Corporation now has two reportable segments, Energy and Other.

Ogden's Energy segment seeks to develop, own or operate energy generating facilities in the United States and abroad that utilize a variety of fuels, as well as water and wastewater facilities that will similarly serve communities on a long-term basis. The Energy segment also includes environmental consulting and engineering, and construction activities which are being sold and discontinued, respectively.

The Other segment is primarily comprised of non-core businesses of the Corporation. Ogden substantially completed the disposition of its non-core businesses during 1997 and early 1998, principally through the sale of the remaining Facility Services operations (New York Region) which provided facility management, maintenance, janitorial and manufacturing support services; and the sale of the Charlotte, North Carolina, Binghamton, New York and Cork, Ireland operations of Datacom. Datacom continues to provide contract manufacturing at its remaining facility located in Reynosa, Mexico near the boarder with McAllen, Texas. Applied Data Technology, Inc. ("ADTI"), located in San Diego, California, is a leading supplier of air combat maneuvering instrumentation systems and after-action reporting and display systems. The Company sold this business in March 2000.

Revenues and income from continuing operations (expressed in thousands of dollars) for the years ended December 31, 1999, 1998 and 1997 were as follows:


                                                                      1999             1998             1997
                                                                  -----------      -----------      -----------
Revenues:
Energy                                                            $   922,099      $   804,043      $   712,272
Other                                                                  78,251           92,453          246,099
                                                                  -----------      -----------      -----------
Total revenues                                                    $ 1,000,350      $   896,496      $   958,371
                                                                  ===========      ===========      ===========
Income (Loss) from Operations:
Energy                                                            $    54,602      $   100,513      $   100,081
Other                                                                 (22,731)          (4,982)           1,010
                                                                  -----------      -----------      -----------
Total income from operations                                           31,871           95,531          101,091

Equity in Income of Investees and Joint Ventures:
Energy                                                                 13,005           19,251            1,605
Other                                                                                       89              179
                                                                  -----------      -----------      -----------
Total                                                                  44,876          114,871          102,875

Corporate unallocated income and expenses--net                         51,210           32,201           21,505
Interest--net                                                          30,697           19,812           21,045
                                                                  -----------      -----------      -----------
Income (Loss) from Continuing Operations Before Income Taxes,
Minority Interests and the Cumulative Effect of Change in
Accounting Principle                                              $   (37,031)     $    62,858      $    60,325
                                                                  ===========      ===========      ===========


Ogden's revenues include $59,887,000, $62,148,000, and $53,600,000 from the
United States government contracts for the years ended December 31, 1999, 1998, and 1997, respectively.

Total revenues by segment reflect sales to unaffiliated customers. In computing income from operations, none of the following have been added or deducted: unallocated corporate expenses, nonoperating interest expense, interest income, and income taxes.

A summary (expressed in thousands of dollars) of identifiable assets, depreciation and amortization, and capital additions of continuing operations for the years ended December 31, 1999, 1998, and 1997, is as follows:


                Identifiable  Depreciation and   Capital
                   Assets       Amortization    Additions
                ------------  ----------------  ---------

1999

Energy           $3,010,723     $   86,735      $   64,655
Other                51,440          2,007             735
Corporate            96,839          6,163             407
                 ----------     ----------      ----------
Consolidated     $3,159,002     $   94,905      $   65,797
                 ==========     ==========      ==========

1998

Energy           $2,858,816     $   75,809      $   32,237
Other                72,680          1,909           2,051
Corporate           260,332          2,263           2,234
                 ----------     ----------      ----------
Consolidated     $3,191,828     $   79,981      $   36,522
                 ==========     ==========      ==========

1997

Energy           $2,808,571     $   72,835      $   39,967
Other               109,587          2,736           2,295
Corporate           179,518            875             227
                 ----------     ----------      ----------
Consolidated     $3,097,676     $   76,446      $   42,489
                 ==========     ==========      ==========


Ogden's areas of operations are principally in the United States. Operations outside of the United States are primarily in Asia, Latin America and Europe. No single foreign country or geographic area is significant to the consolidated operations. A summary of revenues and identifiable assets by geographic area for the years ended December 31, 1999, 1998 and 1997 (expressed in thousands of dollars) is as follows:


                          1999         1998         1997
                      ----------   ----------   -----------
Revenues:

United States         $  900,642   $  827,344   $  911,327

Asia                      80,811       47,344       11,331

Latin America             11,375       11,025       11,362

Europe                     7,522       10,783       22,003

Other                                                2,348
                      ----------   ----------   ----------

                      $1,000,350   $  896,496   $  958,371
                      ==========   ==========   ==========






Identifiable Assets:

United States          $2,749,888   $2,979,825   $2,930,539

Asia                      399,136      200,913      141,547

Latin America               2,784          890       11,221

Europe                      7,194       10,200       13,582

Other                                                   787

                       ----------   ----------   ----------

Total                  $3,159,002   $3,191,828   $3,097,676
                       ==========   ==========   ==========


26.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



(Expressed in thousands of dollars)                     1999              1998              1997
------------------------------------------------------------------- ----------------- -----------------


Cash Paid for Interest and Income Taxes:

Interest (net of amounts capitalized)..................   $147,597          $131,178          $136,114
Income taxes...........................................     22,278            14,419            24,193

Noncash Investing and Financing Activities:

Conversion of preferred shares for common shares.......          4                 2                 3

Acquisition of property, plant, and equipment for debt.     21,660

Detail of Entities Acquired:

Fair value of assets acquired..........................    165,829               900           147,428
Liabilities assumed....................................   (106,393)                            (89,238)
Net cash paid for acquisitions.........................     59,436               900            58,190


27.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Ogden would realize in a current market exchange.

The estimated fair value (expressed in thousands of dollars) of financial instruments at December 31, 1999 and 1998, is summarized as follows:



                                                               1999                            1998
----------------------------------------------------------------- -------------- ---------------- -------------
                                                   Carrying         Estimated       Carrying       Estimated
                                                    Amount         Fair Value        Amount        Fair Value
----------------------------------------------------------------- -------------- ---------------- -------------
Assets:

Cash and cash equivalents                               $101,020       $101,020         $181,169      $181,169
Marketable Securities                                      6,777          6,777           72,136        72,136
Receivables                                              453,508        445,627          433,716       430,282
Restricted funds                                         270,446        233,319          291,475       290,141
Other assets                                                 310            310

Liabilities:

Debt                                                     458,760        485,634          370,482       418,056
Convertible subordinated debentures                      148,650        123,275          148,650       142,581
Project debt                                           1,471,215      1,487,025        1,430,729     1,539,765
Other liabilities                                          1,838          1,838            2,648         2,648

Off Balance-Sheet Financial Instruments:

Unrealized losses on interest rate swap agreements                        8,913                         14,542

Unrealized gains on interest rate swap agreements                             4

Guarantees                                                                7,449                          9,190




The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

For cash and cash equivalents, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of long-term unbilled receivables is estimated by using a discount rate that approximates the current rate for comparable notes. The fair value of noncurrent receivables is estimated by discounting the future cash flows using the current rates at which similar loans would be made to such borrowers based on the remaining maturities, consideration of credit risks, and other business issues pertaining to such receivables. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee. Other assets, consisting primarily of insurance and escrow deposits, and other miscellaneous financial instruments used in the ordinary course of business, are valued based on quoted market prices or other appropriate valuation techniques.

Fair values for debt were determined based on interest rates that are currently available to the Corporation for issuance of debt with similar terms and remaining maturities for debt issues that are not traded on quoted market prices. With respect to convertible subordinated debentures, fair values are based on quoted market prices. The fair value of project debt is estimated based on quoted market prices for the same or similar issues. Other liabilities are valued by discounting the future stream of payments using the incremental borrowing rate of the Corporation. The fair value of the Corporation's interest rate swap agreements is the estimated amount that the Corporation would receive or pay to terminate the swap agreements at the reporting date based on third-party quotations. The fair value of Ogden financial guarantees provided on behalf of customers (see Note 24) are valued by discounting the future stream of payments using the incremental borrowing rate of the Corporation.

The fair-value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair-value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Ogden Corporation:

We have audited the accompanying consolidated balance sheets of Ogden Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of shareholders' equity, consolidated income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As more fully described in Notes 2, 12 and 20 to the financial statements, the Company has adopted plans to discontinue its Entertainment and Aviation business segments and dispose of certain other non-core assets, utilize the proceeds to pay down debt, and focus solely on its Energy business.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for the costs of start-up activities in 1999.

Deloitte & Touche LLP
New York, New York
March 30, 2000

Ogden Corporation and Subsidiaries

                              REPORT OF MANAGEMENT

Ogden's management is responsible for the information and representations contained in this annual report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect in all material respects the substance of events and transactions that should be included and that the other information in the annual report is consistent with those statements. In preparing the financial statements, management makes informed judgments and estimates of the expected effects of events and transactions currently being accounted for.

In meeting its responsibility for the reliability of the financial statements, management depends on the Corporation's internal control structure. This structure is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of such controls. Management believes that the Corporation's internal control structure provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented and would be detected within a timely period by employees in the normal course of performing their assigned functions.

The Board of Directors pursues its oversight role for these financial statements through the Audit Committee, which is composed solely of nonaffiliated directors. The Audit Committee, in this oversight role, meets periodically with management to monitor their responsibilities. The Audit Committee also meets periodically with the independent auditors and their internal auditors, both of whom have free access to the Audit Committee without management present.

The independent auditors elected by the shareholders express an opinion on our financial statements. Their opinion is based on procedures they consider to be sufficient to enable them to reach a conclusion as to the fairness of the presentation of the financial statements.

Scott G. Mackin                                  Raymond E. Dombrowski, Jr.
President and Chief Executive Officer            Senior Vice President and
                                                 Chief Financial Officer

Ogden Corporation and Subsidiaries
QUARTERLY RESULTS OF OPERATIONS



1999 Quarter Ended                                                     March 31        June 30        Sept. 30      Dec. 31
------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except per-share amounts)
Total revenues from continuing operations.......................        $234,824        $252,070       $255,623    $  257,833
                                                                      -----------     -----------    -----------   -----------
Gross profit....................................................        $ 53,684        $ 72,437       $ 58,636    $   10,773
                                                                      -----------     -----------    -----------   -----------

Income (loss) from continuing operations before cumulative
effect of change in accounting principle........................        $  4,059        $ 16,268       $  8,353    $  (64,970)
Income (loss) from discontinued operations......................           6,462           8,724        (16,069)      (40,968)
Cumulative effect of change in accounting principle.............          (3,820)
                                                                      -----------     -----------    -----------   -----------
Net income (loss)...............................................        $  6,701        $ 24,992       $ (7,716)   $ (105,938)
                                                                      -----------     -----------    -----------   -----------
                                                                      -----------     -----------    -----------   -----------

Basic earnings (loss) per common share:
Income (loss) from continuing operations before cumulative
effect of change in accounting principle........................         $  0.08         $  0.33       $   0.17     $   (1.31)
Income (loss) from discontinued operations......................            0.13            0.18          (0.33)        (0.83)
Cumulative effect of change in accounting principle.............           (0.08)
                                                                      -----------     -----------    -----------   -----------
Total...........................................................         $  0.13         $  0.51       $  (0.16)    $   (2.14)
                                                                      -----------     -----------    -----------   -----------
                                                                      -----------     -----------    -----------   -----------

Diluted earnings (loss) per common share:
Income (loss) from continuing operations before cumulative
effect of change in accounting principle........................         $  0.08         $  0.33      $    0.17     $   (1.31)
Income (loss) from discontinued operations......................            0.13            0.17          (0.33)        (0.83)
Cumulative effect of change in accounting principle.............           (0.08)
                                                                      -----------     -----------    -----------   -----------
Total...........................................................         $  0.13         $  0.50      $   (0.16)    $   (2.14)
                                                                      -----------     -----------    -----------   -----------
                                                                      -----------     -----------    -----------   -----------

1998 Quarter Ended                                                     March 31        June 30        Sept. 30      Dec. 31
------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except per-share amounts)

Total revenues from continuing operations.......................        $211,263        $229,545       $217,632      $238,056
                                                                      -----------     -----------    -----------   -----------

Gross profit....................................................        $ 55,766        $ 62,361       $ 71,196      $ 65,765
                                                                      -----------     -----------    -----------   -----------

Income from continuing operations ..............................        $  2,705        $  6,051       $ 14,059      $ 14,433
Income from discontinued operations.............................           8,995          21,009         14,096         5,622
                                                                      -----------     -----------    -----------   -----------
Net income......................................................        $ 11,700        $ 27,060       $ 28,155      $ 20,055
                                                                      -----------     -----------    -----------   -----------
                                                                      -----------     -----------    -----------   -----------
Basic earnings per common share:
Income from continuing operations ..............................         $  0.05         $  0.12        $  0.28       $  0.29
Income from discontinued operations.............................            0.18            0.42           0.29          0.12
                                                                      -----------     -----------    -----------   -----------
Total...........................................................         $  0.23         $  0.54        $  0.57       $  0.41
                                                                      -----------     -----------    -----------   -----------
                                                                      -----------     -----------    -----------   -----------

Diluted earnings per common share:
Income from continuing operations ..............................         $  0.05         $  0.12        $  0.28       $  0.29
Income from discontinued operations.............................            0.17            0.41           0.28          0.11
                                                                      -----------     -----------    -----------   -----------
Total...........................................................         $  0.22         $  0.53        $  0.56       $  0.40
                                                                      -----------     -----------    -----------   -----------
                                                                      -----------     -----------    -----------   -----------

                  ITEM 14.(a)2). FINANCIAL STATEMENT SCHEDULES

                        OGDEN CORPORATION AND SUBSIDIARIES   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEAR ENDED DECEMBER 31, 1999


-----------------------------------------------------------------------------------------------------------------------------------
                COLUMN A                 COLUMN B                    COLUMN C                      COLUMN D                COLUMN E
                                                                     ADDITIONS
                                                        ------------------------------------

                                        BALANCE AT                          CHARGED TO
                                         BEGINNING       CHARGED TO COSTS     OTHER                                 BALANCE AT
               DESCRIPTION               OF PERIOD         AND EXPENSES      ACCOUNTS        DEDUCTIONS            END OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:

DOUBTFUL RECEIVABLES-CURRENT               $18,135,000   $ 5,130,000   $ 3,468,000 (E)     $ 2,094,000 (A)         $17,942,000
                                                                                             6,697,000 (C)

DEFERRED CHARGES ON PROJECTS                13,070,000                                      13,070,000 (D)
                                          ----------------------------------------------------------------------------------------

   TOTAL                                   $31,205,000   $ 5,130,000   $ 3,468,000         $21,861,000             $17,942,000
                                          ========================================================================================

ALLOWANCES NOT DEDUCTED:

PROVISION FOR RESTRUCTURING                $   274,000                                     $   274,000 (C)

RESERVES RELATING TO TAX INDEMNIFICATION
AND OTHER CONTINGENCIES IN CONNECTION
WITH THE SALE OF LIMITED PARTNERSHIP
INTERESTS IN AND RELATED
TAX BENEFITS OF A
WASTE-TO-ENERGY FACILITY                       300,000                                                             $   300,000

OTHER                                        1,850,000                                       1,850,000 (B)
                                          ----------------------------------------------------------------------------------------

   TOTAL                                   $ 2,424,000                                     $ 2,124,000             $   300,000
                                            ======================================================================================



NOTES:

(A) WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE.
(B) PAYMENTS CHARGED TO ALLOWANCES.
(C) REVERSAL OF PROVISIONS NO LONGER REQUIRED.
(D) WRITE-OFF OF DEFERRED CHARGES.
(E) TRANSFER FROM OTHER ACCOUNTS.

                  ITEM 14.(a)2). FINANCIAL STATEMENT SCHEDULES

                        OGDEN CORPORATION AND SUBSIDIARIES    SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEAR ENDED DECEMBER 31, 1998



-----------------------------------------------------------------------------------------------------------------------------------
                                                                     COLUMN C
                   COLUMN A               COLUMN B                   ADDITIONS                    COLUMN D                COLUMN E
                                                         --------------------------------------
                                         BALANCE AT        CHARGED TO        CHARGED TO
                                          BEGINNING        COSTS AND          OTHER                                   BALANCE AT
                  DESCRIPTION             OF PERIOD        EXPENSES          ACCOUNTS            DEDUCTIONS           END OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:

DOUBTFUL RECEIVABLES-CURRENT                   $14,643,000   $ 7,336,000                       $ 3,318,000  (A)         $18,135,000
                                                                                                   526,000  (E)
DOUBTFUL RECEIVABLES-NONCURRENT                  3,000,000                                       3,000,000  (A)
DEFERRED CHARGES ON PROJECTS                    10,741,000     2,609,000                           280,000  (D)          13,070,000
                                               ------------------------------------------------------------------------------------

   TOTAL                                       $28,384,000   $ 9,945,000                       $ 7,124,000              $31,205,000
                                               ====================================================================================

ALLOWANCES NOT DEDUCTED:

ESTIMATED COST OF DISPOSAL OF ASSETS           $   296,000                                     $   296,000  (B)

PROVISION FOR RESTRUCTURING                      1,141,000                                         867,000  (B)         $   274,000

RESERVES RELATING TO TAX INDEMNIFICATION
AND OTHER CONTINGENCIES IN CONNECTION WITH
THE SALE OF LIMITED PARTNERSHIP INTERESTS IN
AND RELATED TAX BENEFITS OF A
WASTE-TO-ENERGY FACILITY                         3,000,000                                       2,700,000  (C)             300,000

OTHER                                            3,979,000   $   100,000                         1,223,000  (B)           1,850,000
                                                                                                 1,006,000  (C)

                                               ------------------------------------------------------------------------------------
   TOTAL                                       $ 8,416,000   $   100,000                       $ 6,092,000              $ 2,424,000
                                               ====================================================================================



NOTES:

(A) WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE.
(B) PAYMENTS CHARGED TO ALLOWANCES.
(C) REVERSAL OF PROVISIONS NO LONGER REQUIRED.
(D) WRITE-OFF OF DEFERRED CHARGES.
(E) TRANSFER TO OTHER ACCOUNTS.

                  ITEM 14.(a)2). FINANCIAL STATEMENT SCHEDULES

                       OGDEN CORPORATION AND SUBSIDIARIES   SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEAR ENDED DECEMBER 31, 1997



-----------------------------------------------------------------------------------------------------------------------------------
                COLUMN A                      COLUMN B                     COLUMN C          COLUMN D                  COLUMN E
                                                                           ADDITIONS
                                                              --------------------------
                                             BALANCE AT       CHARGED TO    CHARGED TO
                                              BEGINNING       AND COSTS      OTHER                                BALANCE AT END
               DESCRIPTION                    OF PERIOD       EXPENSES      ACCOUNTS        DEDUCTIONS                OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:

DOUBTFUL RECEIVABLES-CURRENT                   $30,321,000   $ 1,974,000                   $11,652,000  (A)            $14,643,000
                                                                                             6,000,000  (C)
DOUBTFUL RECEIVABLES-NONCURRENT                  6,000,000                                   3,000,000  (C)              3,000,000
DEFERRED CHARGES ON PROJECTS                     8,638,000     6,707,000                     4,604,000  (D)             10,741,000
                                               -----------------------------------------------------------------------------------

   TOTAL                                       $44,959,000   $ 8,681,000                   $25,256,000                 $28,384,000
                                               ===================================================================================
ALLOWANCES NOT DEDUCTED:

ESTIMATED COST OF DISPOSAL OF ASSETS           $   863,000                                 $   567,000  (B)            $   296,000

PROVISION FOR RESTRUCTURING                      2,507,000                                   1,213,000  (B)              1,141,000
                                                                                               153,000  (C)

RESERVES RELATING TO TAX INDEMNIFICATION
AND OTHER CONTINGENCIES  IN CONNECTION WITH
THE SALE OF LIMITED PARTNERSHIP INTERESTS IN
AND RELATED TAX BENEFITS OF A
WASTE-TO-ENERGY FACILITY                         3,000,000                                                               3,000,000

OTHER                                            5,500,000   $ 2,832,000                     1,953,000  (B)              3,979,000
                                                                                             1,900,000  (C)
                                                                                               500,000  (E)

                                                ----------------------------------------------------------------------------------
   TOTAL                                       $11,870,000   $ 2,832,000                   $ 6,286,000                 $ 8,416,000
                                                ==================================================================================


NOTES:

(A) WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE.
(B) PAYMENTS CHARGED TO ALLOWANCES.
(C) REVERSAL OF PROVISIONS NO LONGER REQUIRED.
(D) WRITE-OFF OF DEFERRED CHARGES.
(E) WRITE-OFF TO OTHER ACCOUNTS.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OGDEN

     Pursuant to General Instruction G (3), the information regarding directors called for by this item is hereby incorporated by reference from Ogden's 2000 Proxy Statement to be filed with the Securities and Exchange Commission. The information regarding executive officers called for by this item is included at the end of Part I of this document under the heading "Executive Officers of Ogden."

ITEM 11. EXECUTIVE COMPENSATION

     Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 2000 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 2000 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Ogden's 2000 Proxy statement to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Listed below are the documents filed as a part of this report:

     1). All financial statements: see Index to financial statements, Page 62.
     2). Financial statement schedules: see Index to financial statements, Page 62.

     (b) During the fourth quarter of 1999 a Form 8-K Report was filed on November 9, 1999 under Item 5. Other Events, and is incorporated herein by reference.
     (c)  Those exhibits required to be filed by Item 601 of Regulation S-K:

                                    EXHIBITS
                                    --------

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

          (a) Ogden Corporation 1990 Stock Option Plan as Amended and Restated as of January 19, 1994.*

               (i)  Amendment adopted and effective as of September 18, 1997.*

          (b)  Ogden Corporation 1999 Stock Option Plan, as amended.*

               (i) Ogden Corporation 1999 Stock Incentive Plan Amended and Restated as of January 1, 2000. Transmitted herewith as
                    Exhibit 10.3(b)(i).

          (c) Ogden Services Corporation Select Savings Plan Amendment and Restatement as of January 1, 1995.*

                    (i) Amendment Number One to the Ogden Services Corporation Select Savings Plan as Amended and Restated January 1, 1995, effective January 1, 1998.*

          (d) Ogden Services Corporation Select Savings Plan Trust Amendment and Restatement dated as of January 1, 1995.*

          (e) (i) Ogden Corporation Restricted Stock Plan and Restricted Stock Agreement. Transmitted herewith as Exhibit 10.3(e)(i).

               (ii) Ogden Corporation Restricted Stock Plan for Non-Employee
                    Directors and Restricted Stock Agreement. Transmitted herewith as Exhibit 10.3(e)(ii).

          (f) Ogden Corporation Profit Sharing Plan as Amended and Restated effective as of January 1, 1995.*

          (g)  Ogden Corporation Core Executive Benefit Program.*

          (h)  Ogden Projects Pension Plan.*

          (i)  Ogden Projects Profit Sharing Plan.*

          (j)  Ogden Projects Supplemental Pension and Profit Sharing Plans.*

          (k)  Ogden Projects Core Executive Benefit Program.*

          (l) (i) Form of Amended Ogden Projects, Inc. Profit Sharing Plan, effective as of January 1, 1994.*

              (ii) Form of Amended Ogden Projects, Inc. Pension Plan, effective as of January 1, 1994.*

          (m) Ogden Executive Performance Incentive Plan. Transmitted herewith as Exhibit 10.3(m).

          (n)  Ogden Key Management Incentive Plan.*

          10.4 Employment Agreements

          (a) Employment Agreement between Ogden and Lynde H. Coit dated March 1, 1999.*

          (b) Employment Agreement between Ogden and R.Richard Ablon dated as of January 1, 1998.*

          (c) Termination Agreement between Ogden and Philip G. Husby, Senior Vice President and CFO, dated as of September 17, 1998.*

          (d) Employment Agreement between Scott G. Mackin, Executive Vice President and Ogden Corporation dated as of October 1, 1998.*

          (e) Employment Agreement between David L. Hahn and Ogden Corporation, dated December 1, 1995.*

               i. Letter Amendment to Employment Agreement between Ogden Corporation and David L. Hahn, Senior Vice President, Aviation, effective as of October 1, 1998.*

          (f) Employment Agreement between Ogden Services Corporation and Rodrigo Arboleda dated January 1, 1997.*

               i. Letter Amendment to Employment Agreement between Ogden and Rodrigo Arboleda, Senior Vice President, effective as of

                    October 1, 1998.*

          (g)  Employment Agreement between Ogden Energy Group, Inc. and Bruce
               W. Stone dated May 1, 1999. Transmitted herewith as Exhibit 10.4(g).

          (h) Employment Agreement between Ogden Corporation and Quintin G. Marshall, dated October 30, 1996.*

               i. Letter Amendment to Employment Agreement between Ogden and Quintin G. Marshall, Senior Vice President-Corporate Development, effective as of October 1, 1998.*

          (i) Employment Agreement between Ogden Corporation and Jesus Sainz, effective as of January 1, 1998.*

               i. Letter Amendment to Employment Agreement between Ogden and Jesus Sainz, Executive Vice President, effective October 1, 1998.*

          (j)  Employment Agreement between Alane Baranello, Vice
               President-Human Resources and Ogden dated October 28, 1996.*

               i. Letter Amendment to Employment Agreement between Ogden and Alane Baranello, Vice President-Human Resources dated October 13, 1998.*

          (k) Employment Agreement between Peter Allen, Senior Vice President and Ogden, dated July 1, 1998.*

          (l) Employment Agreement between Ogden and Raymond E. Dombrowski, Jr., Senior Vice President and Chief Financial Officer, dated as of September 21, 1998.*

          10.5 First Amended and Restated Ogden Corporation Guaranty Agreement made as of January 30, 1992 by Ogden Corporation for the benefit of Mission Funding Zeta and Pitney Bowes Credit Corporation.*

          10.6 Ogden Corporation Guaranty Agreement as of January 30, 1992 by Ogden Corporation for the benefit of Allstate Insurance Company and Ogden Martin Systems of Huntington Resource Recovery Nine Corporation.*

          11   Not Applicable.

            12    Not Applicable.

            13    Not Applicable.

            21    Subsidiaries of Ogden. Transmitted herewith as Exhibit 21.

            23    Independent Auditors Consent. Transmitted herewith as Exhibit
                  23.

            27    Financial Data Schedule (EDGAR Filing Only).

            * INCORPORATED BY REFERENCE AS SET FORTH IN THE EXHIBIT INDEX OF THIS ANNUAL REPORT ON FORM 10-K.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OGDEN CORPORATION




DATE: MARCH 13, 2000

                                             By /S/ SCOTT G. MACKIN
                                               ---------------------------------
                                                Scott G. Mackin
                                                President and Chief Executive
                                                Officer

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Scott G. Mackin and William J. Metzger, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



SIGNATURE                                    TITLE                                                  DATE
---------                                    -----                                                  -----

/S/ SCOTT G. MACKIN                          President, Chief Executive Officer and                 March 13, 2000
--------------------------------             Director
SCOTT G. MACKIN

/S/ RAYMOND E. DOMBROWSKI, JR.               Senior Vice President and Chief Financial Officer      March 13, 2000
--------------------------------
RAYMOND E. DOMBROWSKI, JR.

/S/ WILLIAM J. METZGER                       Vice President and Chief Accounting Officer            March 13, 2000
--------------------------------
WILLIAM J. METZGER

/S/ DAVID M. ABSHIRE                         Director                                               March 13, 2000
--------------------------------
DAVID M. ABSHIRE

/S/ ANTHONY J. BOLLAND                       Director                                               March 13, 2000
--------------------------------
ANTHONY J. BOLLAND

/S/ NORMAN G. EINSPRUCH                      Director                                               March 13, 2000
--------------------------------
NORMAN G. EINSPRUCH

/S/ GEORGE L. FARR                           Director                                               March 13, 2000
--------------------------------
GEORGE L. FARR

/S/ JEFFREY F. FRIEDMAN                      Director                                               March 13, 2000
--------------------------------
JEFFREY F. FRIEDMAN

/S/ ATTALLAH KAPPAS                          Director                                               March 13, 2000
--------------------------------
ATTALLAH KAPPAS

/S/ JUDITH D. MOYERS                         Director                                               March 13, 2000
--------------------------------
JUDITH D. MOYERS




/S/ HOMER A. NEAL                            Director                                               March 13, 2000
--------------------------------
HOMER A. NEAL

/S/ ROBERT E. SMITH                          Director                                               March 13, 2000
--------------------------------
ROBERT E. SMITH

/S/ HELMUT F.O. VOLCKER                      Director                                               March 13, 2000
--------------------------------
HELMUT F.O. VOLCKER


                                  EXHIBIT INDEX




EXHIBIT NO.       DESCRIPTION OF DOCUMENT                            FILING INFORMATION

2         Plans of Acquisition, Reorganization
          Arrangement, Liquidation or Succession.

2.1       Agreement and Plan of Merger, dated as of         Filed as Exhibit 2 to Ogden's Form S-4
          October 31, 1989, among Ogden, ERCI Acquisition   Registration Statement File No. 33-32155,
          Corporation and ERC International Inc.            and incorporated herein by reference.

2.2       Agreement and Plan of Merger among Ogden          Filed as Exhibit (10)(x) to Ogden's Form
          Corporation, ERC International Inc., ERC          10-K for the fiscal year ended December 31,
          Acquisition Corporation and ERC Environmental     1990 and incorporated herein by reference.
          and Energy Services Co., Inc. dated as of
          January 17, 1991.

2.3       Amended and Restated Agreement and Plan of        Filed as Exhibit 2 to Ogden's Form S-4
          Merger among Ogden Corporation, OPI Acquisition   Registration Statement File No. 33-56181 and
          Corporation sub. and Ogden Projects, Inc. dated   incorporated herein by reference.
          as of September 27, 1994.

3         Articles of Incorporation and By-Laws.

3.1       Ogden Restated Certificate of Incorporation as    Filed as Exhibit (3)(a) to Ogden's Form 10-K
          amended.                                          for the fiscal year ended December 31, 1988
                                                            and incorporated herein by reference.

3.2       Ogden By-Laws, as amended.                        Filed as Exhibit 3.2 to Ogden's Form 10-Q
                                                            for the quarterly period ended March 31,
                                                            1998 and incorporated herein by reference.




4         Instruments Defining Rights of Security Holders.

4.1       Fiscal Agency Agreement between Ogden and         Filed as Exhibits (C)(3) and (C)(4) to
          Bankers Trust Company, dated as of June 1, 1987   Ogden's Form 8-K filed with the Securities
          and Offering Memorandum dated June 12, 1987,      and Exchange Commission on July 7, 1987 and
          relating to U.S. $85 million Ogden 6%             incorporated herein by reference.
          Convertible Subordinated Debentures, Due 2002.

4.2       Fiscal Agency Agreement between Ogden and         Filed as Exhibit (4) to Ogden's Form S-3
          Bankers Trust Company, dated as of October 15,    Registration Statement filed with the
          1987, and Offering Memorandum, dated October      Securities and Exchange Commission on
          15, 1987, relating to U.S.$75 million Ogden       December 4, 1987, Registration No. 33-18875,
          5-3/4% Convertible Subordinated Debentures, Due     and incorporated herein by reference.
          2002.

4.3       Indenture dated as of March 1, 1992 from Ogden    Filed as Exhibit (4)(C) to Ogden's Form 10-K
          Corporation to The Bank of New York, Trustee,     for fiscal year ended December 31, 1991, and
          relating to Ogden's $100 million debt offering.   incorporated herein by reference.

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




10.3      Executive Compensation Plans.

          (a) Ogden Corporation 1990 Stock Option           Filed as Exhibit 10.6(b)(i) to Ogden's Form
              Plan as Amended and Restated as of            10-Q for the quarterly period ended
              January 19, 1994.                             September 30, 1994 and incorporated herein
                                                            by reference.

              Amendment adopted and effective as of         Filed as Exhibit 10.7(a)(ii) to Ogden's Form
              September 18, 1997.                           10-K for the fiscal year ended December 31,
                                                            1997 and incorporated herein by reference.

          (b) Ogden Corporation 1999 Stock Option Filed as  Exhibit 10.3(a)(a) to Ogden's Form 10-Q for the
              Plan, as amended.                             quarterly period ended June 30,
                                                            1999 and incorporated herein by reference.


              (i)  Ogden Corporation 1999 Stock             Transmitted herewith as Exhibit 10.3 (b) (i).
                   Incentive Plan Amended and
                   Restated as of January 1,
                   2000.


          (c) Ogden Services Corporation Select             Filed as Exhibit 10.7(c)(ii) to Ogden's Form
              Savings Plan Amendment and Restatement        10-K for the fiscal year ended December 31,
              as of January 1, 1995.                        1994 and incorporated herein by reference.

              (i)  Amendment Number One to the Ogden        Filed as Exhibit 10.7(c)(ii) to Ogden's Form
                   Services Corporation Select and          10-K for the fiscal year ended December 31,
                   Savings Plan as Amended and Restated     1997 incorporated herein by reference.
                   January 1, 1995,






               effective January 1, 1998.

          (d)  Ogden Services Corporation Select            Filed as Exhibit 10.7(e)(i) to Ogden's Form
               Savings Plan Trust Amendment and             10-K for the fiscal year ended December 31,
               Restatement as of  January 1, 1995.          1994 and incorporated herein by reference.

          (e)  (i)  Ogden Corporation Restricted            Transmitted herewith as Exhibit 10.3(e)(i).
                    Stock Plan and Restricted
                    Stock Agreement.

               (ii) Ogden Corporation Restricted Stock      Transmitted herewith as Exhibit 10.3(e)(ii).
                    Plan for Non-Employee
                    Directors and Restricted
                    Stock Agreement.

          (f)  Ogden Profit Sharing Plan as Amended         Filed as Exhibit 10.7(p)(ii) to Ogden's Form
               and Restated effective as of January 1,      10-K for fiscal year ended December 31, 1994
               1995.                                        and incorporated herein by reference.

          (g)  Ogden Corporation Core Executive             Filed as Exhibit 10.8(q) to Ogden's Form 10-K
               Benefit Program.                             for fiscal year ended December 31, 1992 and
                                                            incorporated herein by reference.

          (h)  Ogden Projects Pension Plan.                 Filed as Exhibit 10.8(r) to Ogden's
                                                            Form 10-K for fiscal year ended December 31, 1992 and
                                                            incorporated herein by reference.

          (i)  Ogden Projects Profit Sharing Plan.          Filed as Exhibit 10.8(s) to Ogden's Form 10-K for fiscal
                                                            year ended December 31, 1992 and incorporated herein by
                                                            reference.

          (j)  Ogden Projects Supplemental Pension          Filed as Exhibit 10.8(t) to Ogden's Form 10-K for fiscal





               and Profit Sharing Plans.                    year ended December 31, 1992 and incorporated herein by
                                                            reference.


          (k)  Ogden Projects Core Executive Benefit        Filed as Exhibit 10.8(v) to Ogden's Form 10-K for fiscal
               Program.                                     year ended December 31, 1992 and incorporated herein by
                                                            reference.


          (l)  (i) Form of amended Ogden  Projects Profit   Filed as Exhibit 10.7(w)(i) to Ogden's Form 10-K for fiscal
                   Sharing Plan  effective as of January    year ended December 31, 1994 and incorporated herein by
                   1, 1994.                                 reference.

               (ii)  Form of amended Ogden Projects         Filed as Exhibit 10.7(w)(ii) to Ogden's Form 10-K for fiscal
                     Pension Plan, effective as of          year ended December 31, 1994 and incorporated herein by
                     January 1, 1994.                       reference.




          (m)  Executive Performance Incentive Plan         Transmitted herewith as Exhibit 10.3(m).


          (n)  Ogden Key Management Incentive Plan.         Filed as Exhibit 10.7(p) to Ogden's Form 10-K for fiscal
                                                            year ended December 31, 1997 and incorporated herein by
                                                            reference.



10.4      Employment Agreements

          (a)  Employment  Agreement between Ogden          Filed as Exhibit 10.4(a) to Ogden's Form
               and Lynde H. Coit dated March 1, 1999.       10-K for fiscal year ended December 31, 1998
                                                            and incorporated herein by reference.

          (b)  Employment Agreement between R.              Filed as Exhibit10.3(h) to Ogden's Form
               Richard Ablon and Ogdend.                    10-Q for the quarterly period ended June 30, 1998
               dated as of January 1, 1998.                 and incorporated herein by reference.





          (c)  Termination Agreement between Ogden          Filed as Exhibit 10.8(c) to Ogden's Form
               and Philip G. Husby, Senior Vice             10-Q for the quarterly period ended
               President and CFO dated as of                September 30, 1998 and incorporated herein
                September 17, 1998.                         by reference.

          (d)  Employment Agreement between Scott G.        Filed asExhibit 10.8(e) to Ogden's Form
               Mackin, Executive Vice President and         10-Q for quarterly period ended September
               Ogden Corporation, dated as of October       30, 1998 and incorporated herein by
               1, 1998.                                     reference.

          (e)  Employment Agreement between Ogden           Filed as Exhibit 10.8(i) to Ogden's Form
               Corporation and David L. Hahn, dated         10-K for fiscal year ended December 31, 1995
               December 1, 1995.                            and incorporated herein by reference.

               i. Letter Amendment to Employment            Filed as Exhibit 10.8(f)i. to Ogden's Form
                  Agreement between Ogden                   10-Q for quarterly period ended September
                  Corporation and David L.                  30, 1998 and incorporated herein by
                  Hahn, Senior Vice President,              reference.
                  dated as of October 1, 1998.

          (f)  Employment Agreement between Ogden           Filed as Exhibit 10.8(j) to Ogden's Form 10-K for fiscal
               Corporation and Rodrigo Arboleda,            year ended December 31, 1996 and incorporated herein by
               dated January 1, 1997.                       reference.



               i.  Letter Amendment to                      Filed as Exhibit 10.8(g)(i) to Ogden's Form
                   Employment Agreement between             10-Q for quarterly period ended September
                   Ogden and Rodrigo Arboleda,              30, 1998 and incorporated herein by
                   Senior Vice President,                   reference.
                   effective as of October 1, 1998.

          (g)  Employment Agreement                         Transmitted herewith as Exhibit






            between Ogden Energy Group,                     10.4(g)
            Inc. and Bruce W. Stone, dated
            May 1, 1999.

          (h)  Employment Agreement                         Filed as Exhibit 10.8(l) to Ogden's Form
               between Ogden Corporation and                10-K for fiscal year ended December 31, 1996
               Quintin G. Marshall, dated                   and incorporated herein by reference.
               October 30, 1996. 10.4(g).

               i.   Letter Amendment to                     Filed as Exhibit 10.8(i)i. to Ogden's Form
                    Employment Agreement between            10-Q for the quarter ended September 30,
                    Ogden and Quintin G.                    1998 and incorporated herein by reference.
                    Marshall, Senior Vice
                    President, Corporate
                    Development, effective as of
                    October 1, 1998.

          (i)  Employment Agreements between Ogden          Filed as Exhibit 10.8(m) to Ogden's Form
               and Jesus Sainz, effective as of             10-K for the fiscal year ended December 31,
               January 1, 1998.                             1997 and incorporated herein by reference.

               i.   Letter Amendment to                     Filed as Exhibit 10.8(j)i. to Ogden's Form
                    Employment Agreement between            10-Q for the quarter ended September 30,
                    Ogden and Jesus Sainz,                  1998 and incorporated herein by reference.
                    Executive Vice President,
                    effective as of October 1,
                    1998.

          (j)  Employment Agreement between                 Filed as Exhibit 10.3(m) to Ogden's Form
               Alane Baranello, Vice President -            10-Q for the quarterly period ended June 30,
               Human Resources and Ogden dated              1998 and incorporated herein by reference.
               October 28, 1996.

               i.   Letter Amendment to                     Filed as Exhibit 10.8(k)i. to Ogden's Form
                    Employment Agreement between            10-Q for the quarterly period ended September 30,
                    Ogden and Alane Baranello,              1998 and incorporated herein by reference.
                    Vice






                    President-Human
                    Resources, dated
                    October 13,1998.

          (k)  Employment Agreement between Ogden           Filed as Exhibit 10.3(l) to Ogden's
               and Peter Allen, Senior Vice President,      Form 10-Q for the quarterly period ended
               dated July 1, 1998.                          June 30, 1998 and incorporated herein by
                                                            reference.

          (l)  Employment Agreement between Ogden and       Filed as Exhibit 10.4(m) to Ogden's Form 10-K
               Raymond E. Dombrowski, Jr., Senior           for fiscal year ended December 31, 1998
               Vice President and CFO, dated as of          and incorporated herein byreference.
               September 21, 1998.

10.5      First Amended and Restated Ogden Corporation      Filed as Exhibit 10.3(b)(i) to Ogden's Form
          Guaranty Agreement made as of January 30, 1992    10-K for fiscal year ended December 31, 1991
          by Ogden Corporation for the benefit of Mission   and incorporated herein by reference.
          Funding Zeta and Pitney Bowes Credit.

10.6      Ogden Corporation Guaranty Agreement made as of   Filed as Exhibit 10.3(b)(iii) to Ogden's
          January 30,1992 by Ogden Corporation for the      Form 10-K for fiscal year ended December 31,
          benefit of Allstate Insurance Company and Ogden   1991 and incorporated herein by reference.
          Martin Systems of Huntington Resource Recovery
          Nine Corp.

11        Not Applicable.

12        Not Applicable.

13        Not Applicable.

21        Subsidiaries of Ogden.                            Transmitted herewith as Exhibit 21.

23        Independent Auditors Consent                      Transmitted herewith as Exhibit 23.

27        Financial Data Schedule.                          Transmitted herewith as Exhibit 27.
