Form 10-K/A
period 1999-12-31
OGDEN CORP
filed 2000-04-24
CIK 73902

                                 Amendment No. 1

                                       to

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

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS



                                                   TERM             PRINCIPAL OCCUPATION AND
NAME, AGE, AND                                      TO              EMPLOYMENT DURING THE PAST        FIRST BECAME
OTHER INFORMATION                                 EXPIRE                 FIVE YEARS                   A DIRECTOR
-----------------                                 ------                 ----------                   ----------
David Abshire: Age 73                             2000          President and Chief Executive          1987
Member of Ogden's Management Committee.                         Officer, Center for the Study of the
                                                                Presidency.

Norman G. Einspruch:  Age 67                      2000          Professor and Senior Fellow, College   1981
Chairman of Ogden's Management                                  of Engineering, University of Miami.
Committee; Member of Ogden's
Audit, Technology & Compensation
Committees.

Attallah Kappas: Age 73                           2000          Sherman Fairchild Professor;           1988
                                                                Physician-in-Chief Emeritus and Past
                                                                Vice President, The Rockefeller
                                                                University.

Homer A. Neal:  Age 57                            2000          Professor of Physics, Director of      1988
Chairman of Ogden's Governance Committee and                    Project ATLAS, Interim President
Member of Ogden's Audit and Technology                          Emeritus, Vice President for
Committees; Director of Ford Motor Company.                     Research Emeritus, University of
                                                                Michigan.

Anthony J. Bolland:  Age 46                       2001          Managing Director, Boston Ventures     1998
Director of Globenet Communications Group                       Management, Inc.
Limited and Northern Light Technology
Corporation.

Scott G. Mackin:  Age 43                          2001          President and Chief Executive          1999(1)
                                                                Officer of Ogden and Ogden Energy
                                                                Group, Inc., an Ogden Subsidiary



                                                   TERM             PRINCIPAL OCCUPATION AND
NAME, AGE, AND                                      TO              EMPLOYMENT DURING THE PAST        FIRST BECAME
OTHER INFORMATION                                 EXPIRE                 FIVE YEARS                   A DIRECTOR
-----------------                                 ------                 ----------                   ----------
Judith D. Moyers:  Age 64                         2001        President, Public Affairs Television,    1978
Chairman of Ogden's Compensation                              Inc.; Television Producer.
Committee and a member of Ogden's
Management and Governance
Committees.

Robert E. Smith:  Age 64                          2001        Counsel, Rosenman & Colin LLP, a law     1990
Member of Ogden's Audit,                                      firm.
Governance and Management
Committees.

George L. Farr:  Age 59                           2002        Retired, former Vice Chairman of         1999
Chairman of Ogden's Board of                                  American Express Company.
Directors and Member of Ogden's
Management Committee; Director of
Swiss Reinsurance Co., Zurich,
Switzerland; and MISYS PLC,
London, England; Principal Muirhead
Holdings LLC.

Jeffrey F. Friedman:  Age 53                      2002        Investment Manager,  Dreyfus             1998
Chairman of Ogden's Audit                                     Corporation.
Committee and Member of Ogden's
Compensation Committee.

Helmut Volcker:  Age 65                           2002        Professor of Energy Technology,          1994
Chairman of Ogden's Technology                                University of Essen, Germany; retired
Committee; Chairman, Technical                                member of the Management Board of
Advisory Board, Alstom Energy                                 STEAG AG, Essen; and consultant for
Systems GmbH, Stuttgart, Germany;                             international energy projects and
Vice Chairman of the Board of Directors,                      power plant industries.
Schmeink & Cofreth AG, Bocholt, Germany



(1) Mr. Mackin was appointed a director and President and Chief Executive Officer of Ogden by the Board of Directors on September 16, 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Ogden's directors, officers and persons who beneficially own more than 10% of any class of Ogden's equity securities to file certain reports concerning their beneficial ownership and changes in their beneficial ownership of Ogden's equity securities. Ogden believes that during fiscal 1999 all persons who are required to file reports concerning their beneficial ownership as described above complied with their Section 16(a) filing requirements except the following officers who were late in filing their Form 5 reports concerning the grant of stock options on December 22, 1999: B. Kent Burton, Vice President, William J. Metzger, Vice President and Chief Accounting Officer, Gary D. Perusse, Vice President and Bruce W. Stone, Executive Vice President, Ogden Energy Group, Inc.

LEGAL PROCEEDINGS

(a)      Shareholder Litigation

         On September 22, October 1, and October 12, 1999 complaints (the "Complaints") denominated as class actions (the "Actions") were filed in the United States District Court for the Southern District of New York against the Company, the Company's former Chairman and Chief Executive, R. Richard Ablon, and Robert M. DiGia (incorrectly identified in the Complaints as the Chief Financial Officer and Senior Vice President of the Company). The Complaints, which are largely identical to one another, are brought by alleged shareholders of the Company and purport to assert claims under the federal securities laws. In general, the Complaints allege that the Company and the individual defendants disseminated false and misleading information during the period of March 11, 1999 through September 17, 1999 (the "Class Period") with respect to the Company's intended reorganization plans and its financial condition. The Complaints seek the certification of a class of all purchasers of Ogden Corporation common stock during the Class Period. By order dated December 22, 1999, the Actions have been consolidated for all purposes and lead plaintiffs and lead counsel have been appointed. On February 28, 2000 plaintiffs filed a consolidated amended complaint (the "Amended Complaint"). The Amended Complaint repeats the allegations made in the original complaints and adds new allegations with respect to the timing of the reporting of certain losses experienced by Ogden. In the Amended Complaint Plaintiffs have added Raymond E. Dombrowski, Jr., Ogden's Senior Vice President and Chief Financial Officer as a defendant. There has been no discovery in the Actions. While the Actions are at a very early stage, the Company believes it has meritorious defenses to the allegations made in the Complaints and intends to defend the Actions vigorously.

(b)      Other Litigation

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

EXECUTIVE OFFICERS

         See Pages 38 through 41 of this Form 10-K Annual Report

ITEM 11.  EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth the aggregate cash and non-cash compensation for each of the last three fiscal years awarded to, earned by or paid to each CEO of Ogden and each of Ogden's four other most highly compensated executive officers whose salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE


--------------------------------------------------------------------------------------------------------------------------
                                          Annual Compensation (1)                    Long Term Compensation
                                                                                               Awards
--------------------------------------------------------------------------------------------------------------------------
                                                                      Other Annual     Securities
Name and Principal Position       Year        Salary       Bonus (5)  Compensation    Underlying Options/    All Other
                                                                      (2)             Limited SARs (3)    Compensation (4)
--------------------------------------------------------------------------------------------------------------------------

Scott G. Mackin, President and     1999    $  542,275       $  600,000    $        0        490,000       $        0
Chief Executive Officer, Ogden,    1998       517,275          575,000             0              0           97,019
and President and Chief            1997       495,000          450,000             0         50,000           88,156
Executive Officer, Ogden Energy
Group, Inc., a 100% owned
subsidiary of Ogden.(6)

R. Richard Ablon ,  former         1999    $  730,769(6)    $        0    $  159,776(6)           0       $    6,400(6)
Chairman of the Board,             1998     1,000,000        1,500,000       147,854              0          200,609
President and Chief Executive      1997       800,000        1,000,000       131,639              0          160,840
Officer, Ogden.(6)

Raymond E. Dombrowski, Jr.,        1999    $  300,000       $  300,000    $        0              0       $    2,667
Senior Vice President and Chief    1998       132,869          110,000             0         50,000                0
Financial Officer, Ogden.(7)

Bruce W. Stone, Executive          1999    $  291,059       $  230,000    $        0         55,000       $        0
Vice President and Managing        1998       281,216          225,000             0              0           49,562
Director, Ogden Energy Group,      1997       270,400          209,280       129,095              0           45,988
Inc., a 100% owned subsidiary
of Ogden

David L. Hahn, Senior Vice         1999    $  310,500       $   50,000    $   37,900              0       $    6,400
President, Ogden, and Executive    1998       300,000          250,000             0        100,000           49,763
Vice President and Chief           1997       230,000          200,000             0         30,000           35,224
Operating Officer of Ogden
Aviation Services, Inc., a
100% owned subsidiary of Ogden

Lynde H. Coit, Senior Vice         1999    $  290,000       $  250,000    $   11,500              0       $    6,400
President and General Counsel,     1998       270,000          210,000             0              0           46,720
Ogden                              1997       260,000          190,000        50,715              0           37,565
--------------------------------------------------------------------------------------------------------------------------


(1) Includes annual compensation awarded to, earned by or paid to the individual during the last three fiscal years, or any portion thereof, that the named individual served as an executive officer of Ogden.

(2) Amounts in this column represent: (i) interest earned on funds distributed to Messrs. Hahn and Coit which were held in the Ogden Select Savings Plan, a deferred compensation plan, which was terminated during 1999; and (ii) cost of life insurance, car allowance, medical reimbursement, personal use of aircraft and other personal benefits which in the aggregate exceeded the lesser of either $50,000 or 10% of the executive's combined salary and bonus. The only personal benefits exceeding 25% of the total personal benefits reported in

          1999 for the listed executive officers was a charge of $125,893 for personal use of the Ogden aircraft by Mr. Ablon.

(3) See "Stock Option Tables - Option/Limited Stock Appreciation Rights Granted in Last Fiscal Year" of this Item 11. of this Form 10-K Annual Report.

(4) Includes, for the fiscal year ending December 31, 1999, matching contributions in the amount of $6,400 credited to the account balances of each of Messrs. Ablon, Hahn and Coit and to Mr. Dombrowski in the amount of $2,667 under the Ogden 401(k) Plan.

(5) The bonuses of Messrs. Mackin and Stone will be paid 75% in cash and 25% in Ogden restricted stock which will vest at the rate of 50% each year over a period of two years from the date of grant.

(6) Mr. Ablon resigned as Ogden's Chairman, President and Chief Executive Officer on September 16, 1999 (See "Legal Proceedings - Subsection (b) Other Litigation" of Item 10. of this Form 10-K Annual Report). Mr. Mackin was appointed President and Chief Executive Officer and a director on September 16, 1999.

(7) Mr. Dombrowski was appointed Senior Vice President and Chief Financial Officer of Ogden in September 1998.

STOCK OPTION TABLES

         The following table sets forth information with respect to the named executive officers of Ogden concerning the grant of Ogden stock options and limited stock appreciation rights during the fiscal year 1999:

OPTION/LIMITED STOCK APPRECIATION RIGHTS GRANTED IN LAST FISCAL YEAR



------------------------- -------------------- --------------------- -------------- ---------------- -------------------
                          NUMBER OF
                          SECURITIES           % OF TOTAL
                          UNDERLYING           OPTIONS/
                          OPTION/              LIMITED STOCK
                          LIMITED              APPRECIATION
                          STOCK                RIGHTS
                          APPRECIATION         GRANTED TO                EXERCISE                       GRANT DATE
                          RIGHTS               EMPLOYEES IN              PRICE PER    EXPIRATION        PRESENT
NAME                      GRANTED (1)          FISCAL YEAR (2)           SHARE (3)    DATE              VALUE(4)
------------------------- -------------------- --------------------- -------------- ---------------- -------------------

------------------------- -------------------- --------------------- -------------- ---------------- -------------------
Scott G. Mackin                 40,000                                    $26.7813  1/21/2009            $462,758
------------------------- -------------------- --------------------- -------------- ---------------- -------------------
                               150,000                                      10.375  9/29/2009             672,300
------------------------- -------------------- --------------------- -------------- ---------------- -------------------
                               150,000                                     12.9688  9/29/2009             627,972
------------------------- -------------------- --------------------- -------------- ---------------- -------------------
                               150,000                                     15.5625  9/29/2009             590,426
------------------------- -------------------- --------------------- -------------- ---------------- -------------------
Bruce W. Stone                  27,500                                     11.7813  12/22/2009            139,962
------------------------- -------------------- --------------------- -------------- ---------------- -------------------
                                27,500                                     14.7266  12/22/2009            130,695
------------------------- -------------------- --------------------- -------------- ---------------- -------------------


(1) All options vest at the rate of 33.33% per year over a three year period and expire 10 years from date of grant except the 40,000 shares granted to Mr. Mackin which vest at the rate of 20% per year over a five year period. Each option is accompanied by a limited stock appreciation right which provides that the option becomes immediately exercisable upon a change in control of Ogden, as defined in the Ogden 1990 and 1999 Stock Option Plans.

(2) The 490,000 shares granted to Mr. Mackin and the 55,000 shares granted to Mr. Stone, represented 25.4% and 2.8%, respectively of the total options granted to key employees during 1999.

(3) Mr. Mackin's 40,000 share option was granted at $26.7813 per share, the average of the high and low price of Ogden common stock on the date of grant (the "Fair Market Value"), the 150,000 share option at $10.375 per share was granted at Fair Market Value, the 150,000 share option at $12.9688 per share was granted at 125% of Fair Market Value and the 150,000 share option at $15.5625 per share was granted at 150% of Fair Market Value. The 27,500 share option of Mr. Stone at $11.7813 per share and the 27,500 share option at $14.7266 per share were granted at Fair Market Value and 125% of Fair Market Value, respectively.

(4) The estimated grant date present value was determined by using the Black-Scholes model with the following assumptions: (i) an exercise price of $26.7813, $10.375 and $11.7813 per share, equal to 100% of the Fair Market Value of Ogden common stock on the date of grant, for the 40,000 shares and 150,000 shares granted to Mr. Mackin and the 27,500 shares granted to Mr. Stone, respectively; an exercise price of $12.9688 and $14.7266 per share, equal to 125% of the Fair Market Value of Ogden common stock on the date of grant, for the 150,000 shares granted to Mr. Mackin and the 27,500 shares granted to Mr. Stone, respectively; and, an exercise price of $15.562 per share, equal to 150% of the Fair Market Value of Ogden common stock on the date of grant, for the 150,000 shares granted to Mr. Mackin;
          (ii) stock price volatility of 0.5414; (iii) dividend yield of 4.0%;
          (iv) a 6.46% risk-free rate of return; and (v) an option term of 10 years. No adjustments have been made for forfeitures or nontransferability. The ultimate value of the options will depend on the future market price of Ogden common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of Ogden's common stock over the exercise price on the date the option is exercised.

         The following table sets forth information with respect to the named executive officers of Ogden concerning the exercise of stock options and limited stock appreciation rights during 1999 and the value of unexercised stock options held as of December 31, 1999.

AGGREGATED OPTION/LIMITED STOCK APPRECIATION RIGHTS EXERCISED IN 1999 AND FISCAL YEAR-END OPTION/ LIMITED STOCK APPRECIATION RIGHTS VALUES


-----------------------------------------------------------------------------------------------------------------------
                        SHARES
                        ACQUIRED                 NUMBER OF SECURITIES                VALUE OF UNEXERCISED IN-
                        ON           VALUE       UNDERLYING UNEXERCISED              THE-MONEY OPTIONS/LSAR
NAME                    EXERCISE     REALIZED    OPTIONS/LSAR AT FY-END              AT FY-END (1)
                                                 EXERCISABLE     UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
SCOTT G. MACKIN         29,400      285,424          345,000          520,000                  $0        $196,875
-----------------------------------------------------------------------------------------------------------------------
R. RICHARD ABLON       105,000      $1,019,372       975,000                0                   0               0
-----------------------------------------------------------------------------------------------------------------------
RAYMOND E.                   0            0           10,000           40,000                   0               0
DOMBROWSKI, JR.
-----------------------------------------------------------------------------------------------------------------------
BRUCE W. STONE          25,200      244,649          125,000           55,000                   0               0
-----------------------------------------------------------------------------------------------------------------------
DAVID HAHN                   0            0           72,000           98,000                   0               0
-----------------------------------------------------------------------------------------------------------------------
LYNDE H. COIT            6,300       61,162          150,000                0                   0               0
-----------------------------------------------------------------------------------------------------------------------


(1) Computed based upon the difference between the exercise price of each option grant and the average of the high and low sale prices of Ogden common stock on the New York Stock Exchange Composite Tape on December 31, 1999 ($11.6875 per share).

OGDEN EXECUTIVE PENSION PLAN

         The Ogden Executive Pension Plan is a non-tax qualified defined benefit plan under which Ogden made annual contributions to the plans trust, as determined by Ogden's actuary, which were deposited with the trustee pursuant to a grantor trust agreement between Ogden and the trustee. Ogden did not have access to or use of the trust assets; however, the assets were subject to the claims of Ogden's general creditors in the event of its insolvency or bankruptcy.

         All of the executive officers listed in the Summary Compensation Table (except Messrs. Mackin and Stone), participated in the Ogden Executive Pension Plan and are entitled to a retirement benefit, subject to certain offsets as described below, equal to 1.5% of the executive's final average compensation for the five consecutive highest paid years out of the executive's last ten years preceding retirement multiplied by the executive's years of service.

         The Ogden Executive Pension Plan was terminated in September 1999 and all assets distributed, pursuant to which Messrs. Ablon, Dombrowski, Hahn and Coit received $1,607,297, $13,549, $186,634 and $151,513, respectively.

OGDEN ENERGY GROUP PENSION PLAN

         Scott G. Mackin and Bruce W. Stone participate in the Ogden Energy Group Pension Plan, a tax-qualified defined benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Under the Energy Group Pension Plan each participant who meets the plan's vesting requirements will be provided with an annual benefit at or after age 65 equal to 1.5% of the participant's average compensation during the five consecutive calendar years of employment out of the ten consecutive calendar years immediately preceding his retirement date or termination date during which such average is the highest, multiplied by his total years of service. Compensation includes salary and other compensation received during the year and deferred income earned, but does not include imputed income, severance pay, special discretionary cash payments or other non-cash compensation. The relationship of the covered compensation to the annual compensation shown in the Summary Compensation Table would be the Salary and Bonus columns and any car allowance. A plan participant who is at least age 55 and who retires after completion of at least five years of employment receives a benefit equal to the amount he would have received if he had retired at age 65, reduced by an amount equal to 0.5% of the benefit multiplied by the number of months between the date the participant commences receiving benefits and the date he would have commenced to receive benefits if he had not retired prior to age 65.

         Messrs. Mackin and Stone also participate in the Ogden Energy Group Supplemental Deferred Benefit Plan, a deferred compensation plan which is not qualified for federal income tax purposes. The Energy Group Supplemental Benefit Plan provides that, in the event that the annual retirement benefit of any participant in the Energy Group Pension Plan, determined pursuant to such plan's benefit formula, cannot be paid because of certain limits on annual benefits and contributions imposed by the Code, the amount by which such benefit must be reduced will be paid to the participant from the general assets of the company.

         The following table shows the estimated annual retirement benefits payable in the form of a life annuity at age 65 under the Energy Group Pension Plan and the Energy Group Supplemental Benefit Plan. Mr. Mackin has 13.5 years, and Mr. Stone has 23.8 years of credited service under the Energy Group Pension Plan as of December 31, 1999 and had annual average earnings for the last five years of $924,636 and $470,039, respectively.



AVERAGE ANNUAL
EARNINGS IN 5
CONSECUTIVE
HIGHEST PAID
YEARS OUT OF
LAST 10 YEARS
PRECEDING
RETIREMENT                 ESTIMATED ANNUAL RETIREMENT BENEFITS BASED ON YEARS OF SERVICE
----------------- -------------- --------------- -------------- -------------- --------------- --------------
                        5              10             15             20              25             30

----------------- -------------- --------------- -------------- -------------- --------------- --------------
  $360,000       $27,000         $54,000          $81,000       $108,000        $135,000       $162,000
   375,000        28,125          56,250           84,375        112,500         140,625        168,750
   400,000        30,000          60,000           90,000        120,000         150,000        180,000
   425,000        31,875          63,750           95,625        127,500         159,375        191,250
   450,000        33,750          67,500          101,250        135,000         168,750        202,500
   500,000        37,500          75,000          112,500        150,000         187,500        225,000
   550,000        41,250          82,500          123,750        165,000         205,250        247,500
   600,000        45,000          90,000          135,000        180,000         225,000        270,000
   625,000        46,875          93,750          140,625        187,500         234,375        281,250
   900,000        67,500         135,000          202,500        270,000         337,500        405,000
   950,000        71,250         142,500          213,750        285,000         356,250        427,500

----------------- -------------- --------------- -------------- -------------- --------------- --------------


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

EMPLOYMENT CONTRACTS

(A) Mr. Mackin is employed by Ogden as its Executive Vice President and President and Chief Operating Officer of Ogden Energy Group, Inc., a wholly-owned subsidiary of Ogden, pursuant to an employment agreement dated as of October 1, 1998 for a five-year term commencing October 1, 1998 and continuing through September 30, 2003 and year to year thereafter, subject to the right of either party to terminate the agreement on any September 30 upon at least sixty (60) days prior written notice. The agreement provides for a minimum annual salary in the amount of $517,275, and an annual incentive bonus in such amount as may be determined by the Board of Directors. The agreement also provides that if Mr. Mackin terminates his employment for good reason, including a change-in-control (as defined in the agreement), or if his employment is terminated by Ogden for any reason other than for cause (as defined in the agreement) then he is entitled to a lump sum cash payment equal to the product of five times his base salary at the highest annual rate in effect at any time prior to the termination date, and the highest amount of annual bonus payable at any time prior to the termination date and, if applicable, an additional payment equal to the amount of any excise tax imposed on any payments under the agreement (including the additional payment) under the excess parachute payments of the Code.

(B) Mr. Dombrowski is employed by Ogden as its Senior Vice President and Chief Financial Officer pursuant to an employment agreement dated as of September 21, 1998 which continues in effect until terminated by Mr. Dombrowski, by Ogden or by Mr. Dombrowski's death or total disability. His annual salary under the agreement is fixed at a minimum of $300,000 with an annual incentive bonus in such amount as determined by the Board of Directors. Ogden also provides Mr. Dombrowski with access to a company-provided apartment located near Ogden's offices in New York City. The agreement also provides that if Mr. Dombrowski's employment is terminated by Ogden for any reason other than for Cause (as defined in the agreement) or if Mr. Dombrowski terminates employment for good reason, including a change-in-control (as defined in the agreement), then Mr. Dombrowski is entitled to a lump sum cash payment equal to the product of five times his base salary at the highest annual rate in effect at any time prior to the termination date and the highest amount of annual bonus payable at any time prior to the termination date, and if applicable, an additional payment equal to the amount of any excise tax imposed on any payments under the agreement (including the additional payment) under the excess parachute payments of the Code.

(C) Mr. Stone is employed by Ogden Energy Group, Inc., an Ogden subsidiary as Executive Vice President for Waste-to-Energy operations and Managing Director pursuant to an employment agreement which became effective as of May 1, 1999 and continues through May 1, 2004, and from year to year thereafter. The annual salary under the agreement is fixed at a minimum of $291,059 with an annual incentive bonus in such amount as determined by the Board of Directors. The agreement also provides that if Mr. Stone's employment is terminated by Ogden Energy for any reason other than for cause (as defined in the agreement) or if Mr. Stone terminates employment for good reason, including a change-in-control (as defined in the agreement), then Mr. Stone is entitled to a lump sum cash payment equal to the product of five time his annualized based salary at the highest annual rate in effect at any time prior to the termination date and the highest amount of annual bonus payable at any time prior to the termination date.

(D) Mr. Hahn is employed by Ogden as its Senior Vice President, Aviation and as Executive Vice President and Chief Operating Officer of Ogden Aviation Services, Inc., a wholly-owned subsidiary of Ogden, pursuant to an amended employment agreement which became effective as of October 1, 1998 and continues through September 30, 1999, and from year to year thereafter, subject to the right of either party to terminate such employment on September 30, 1999 or any subsequent September 30, upon at least sixty days prior written notice. The annual salary under the agreement is fixed at a minimum of $300,000 with an annual incentive bonus in such amount as determined by the Board of Directors. The agreement also provides that if Mr. Hahn's employment is terminated by Ogden for any reason other than for cause (as defined in the agreement) or if Mr. Hahn terminates employment for good reason, including a change-in-control (as defined in the agreement), then Mr. Hahn is entitled to a lump sum cash payment equal to the product of five times his base salary at the highest annual rate in effect at any time prior to the termination date and the highest amount of annual bonus payable at any time prior to the termination date. At Mr. Hahn's option the foregoing amount may be paid to him over a period of five years.

(E) Mr. Coit is employed by Ogden as its Senior Vice President and General Counsel pursuant to an employment agreement dated as of March 1, 1999 which continues in effect until terminated by Mr. Coit, by Ogden or by Mr. Coit's death or total disability. The annual salary under the agreement is fixed at a minimum of $290,000 with an annual incentive bonus in such amount as determined by the Board of Directors. The agreement also provides that if Mr. Coit's employment is terminated by Ogden for any reason other than for cause (as defined in the agreement) or if Mr. Coit terminates employment for good reason, including a change-in-control (as defined in the Agreement), then Mr. Coit is entitled to a lump-sum cash payment equal to the product of five times his base salary at the highest annual rate in effect at any time prior to the termination date and the highest amount of annual bonus payable at any time prior to the termination date.

(F) See Legal Proceedings - Subsection (b) Other Litigation of Item 10. of this Form 10-K Annual Report for a description of the suit brought by Mr. Ablon against Ogden alleging that Ogden had breached his Employment Agreement and a description of the terms and conditions of the settlement of the suit between Ogden and Mr. Ablon.

DIRECTORS COMPENSATION

         (a)      Directors Fees

         During 2000 each non-employee director of Ogden or an Ogden subsidiary will receive an annual director's retainer fee of $35,000 plus a meeting fee of $1,500 for each Board of Directors meeting attended. Each non-employee director will also receive a meeting fee of $1,500 for each committee meeting attended. All directors are reimbursed for expenses incurred in attending Board of Directors and committee meetings. Directors who are employees of Ogden or an Ogden subsidiary receive no additional compensation for serving on the Board of Directors or any committee.

         (b)      Stock Options

         Each non-employee director of Ogden has been granted a Director's Stock Option and limited stock appreciation rights under the Ogden 1990 Stock Option Plan with respect to 25,000 shares of Ogden Common Stock at varying exercise prices equal to the average of the high and low sales prices of Ogden Common Stock on the date of grant (the "Fair Market Value"). Pursuant to the Ogden 1999 Stock Option Plan (the "1999 Plan"), approved by shareholders at the 1999 Annual Shareholders Meeting the Board of Directors may award annual grants of Directors Stock Options and limited stock appreciation rights with respect of up to 2,500 shares of Ogden common stock to each non-employee director, at an exercise price equal to the Fair Market Value on the date of grant. On July 14, 1999, each non-employee director was granted an option for 2,500 shares at an exercise price of $26.5938 per share, the Fair Market Value of a share of Ogden common stock on the date of grant. Each option is a ten year option vesting at the rate of 33.3% each year over a period of three years. On October 28, 1999 Mr. Farr was granted options by the Board of Directors under the 1999 Plan aggregating 111,000 shares, 37,000 shares granted at $8.6563 per share (the Fair Market Value on the date of grant), 37,000 shares granted at $10.8204 per share (125% above the Fair Market Value on the date of grant), and 37,000 shares granted at $12.9845 (150% above the Fair Market Value on the date of grant). Each option is a ten year option vesting at the rate of 33.3% each year over a period of three years. These options were granted to Mr. Farr in recognition of his performing certain assignments given to him by the Board of Directors which required him, in his capacity as Chairman of the Board, to perform services that are traditionally and primarily performed by the executive officers of the Company.

         (c) Restricted Stock

         On February 17, 2000 the Board of Directors adopted the Ogden Restricted Stock Plan for Non-Employee Directors (the "Director's Restricted Stock Plan") which is administered by the Board of Directors and provides that only non-employee directors are eligible to receive awards. Each award of restricted stock will vest upon the earliest of the third month following the date of grant, the non-employee director's attainment of age 72, the non-employee director's disability or the non-employee director's death. Shares are freely transferable after they become vested subject to meeting certain SEC requirements. All unvested shares of restricted stock are forfeited upon the director's termination of directorship for any reason, other than death or disability. Shares become fully vested upon a change-in-control of the Company. Shares of common stock to be issued under the Director's Restricted Stock Plan will be made from shares held in treasury, the maximum aggregate number of shares authorized to be issued is 100,000 shares and the purchase price for each share issued is zero.

         Under the Director's Restricted Stock Plan each non-employee director will automatically be paid in the form of restricted stock, (i) 50% of the director's annual retainer fees as of the first Board Meeting of each fiscal year based on the closing price of a share of common stock on the date of such meeting and (ii) 50% of the director's meeting fees as of the last day of each calendar quarter in which such meeting occurs based on the average closing price of a share of common stock for the calendar quarter. In the event of a Change-in-Control of the Company, shares of restricted stock which would otherwise be made on the last day of the calendar quarter in which the Change-in-Control occurs, will be made on the date of the Change-in-Control.

         In September 1999 the Board of Directors waived their meeting fees for the remainder of the year. On February 17, 2000 the Board authorized the payment of 50% of these fees in cash and granted awards of restricted stock in payment of the other 50%. The Board also authorized a special award of 2,000 shares of restricted stock to Messrs. Bolland, Einspruch, Farr and Friedman for serving on a special committee appointed by the Board of Directors to oversee the sale of the Company's Aviation and Entertainment businesses. The foregoing awards were based on the average of the high and low sale prices of Ogden common stock on December 22, 1999 ($11.781 per share).

         In recognition of the special role that Mr. Farr is performing as Ogden's Chairman of the Board, the Board of Directors has authorized a special compensation package for Mr. Farr (in addition to the options granted to him on October 28, 1999) that will apply only during the period of time in which he is serving in his special role. The compensation package provides for a monthly retainer of $35,000, payable 50% in cash and 50% in preferred stock at the end of each quarter, commencing during the first quarter of 2000 and is subject to review by the Compensation Committee on a quarterly basis. During this period of time Mr. Farr will not be paid any director or committee retainer or meeting fees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of Ogden's Compensation Committee are Judith D. Moyers, Chairman; Norman G. Einspruch; and Jeffrey F. Friedman. All of the foregoing members are "non-employee directors" (within the meaning of revised Rule 16b-3 promulgated under Section 16(b) of the Securities Exchange Act of 1934, as amended) and "outside directors" (within the meaning of Section 162(m) of the
Code) of Ogden who are not employees or members of management of Ogden or any of its subsidiaries.

         The Compensation Committee Report on Executive Compensation and the graph which follows shall not be deemed to be incorporated by reference into any filing made by Ogden under the Securities Act of 1933 or the Securities Exchange Act of 1934, notwithstanding any general statement contained in any such filing incorporating this proxy statement by reference, except to the extent Ogden incorporates such report and graph by specific reference.

                          COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

THE EXECUTIVE COMPENSATION PROGRAM

PHILOSOPHY

         The Company's Compensation Committee (the "Committee") of the Board of Directors is responsible for developing the Company's executive compensation philosophy. In addition, the Committee administers the compensation program with respect to the Company's Chief Executive Officer ("CEO") and other senior executive officers.

         The primary goal of the Company's compensation philosophy is to establish incentives which encourage and reward the creation of shareholder value. This "pay-for-performance" principle permeates all elements of the Company's compensation program, which is designed to align executives' financial interests with those of our shareholders. The Company seeks to reward exceptional performers - those individuals whose job performance clearly exceeds expectations and is consistent with the Company's financial goals and corporate values - with a total compensation package targeted at the 75th percentile of total compensation offered by our competitors.

         As part of our competitive review process and to facilitate the Committee's effort to shift the Company's direct compensation mix towards greater emphasis on long-term compensation, in 1999, the Committee retained the services of outside compensation consultants. These consultants have reviewed our annual and long-term programs and will assist the Committee in developing and implementing an ongoing compensation program consistent with the needs of the Company and its shareholders. The primary elements of the Company's current compensation arrangements are discussed below.

BASE SALARY

         The Company targets base salary levels to attract, motivate and retain talented executives who demonstrate the personal and professional qualities required to succeed in the Company's entrepreneurial culture and who meet or exceed our goals and standards for exceptional performance. As the Company implements a shift in direct compensation mix towards greater utilization of long-term compensation, it is expected that while base salary will remain competitive, it will comprise a smaller proportion of the total compensation received by executive officers.

ANNUAL INCENTIVE

         The Company's annual incentive bonus payments are designed to be highly variable based on the achievement of relevant quantitative and qualitative criteria established by the Committee, which may vary from year to year. Historically, annual incentive awards have been based upon any or all of the following elements: earnings-per-share, business unit operating income and attainment of team and individual goals. The Committee believes that annual incentive bonuses reinforce the Company's pay-for- performance philosophy and it intends to continue rewarding individuals whose performance contributes to achieving the Company's strategic and financial objectives. Payment of annual incentive awards attributable to1999 performance is payable 75% in cash and 25% in restricted stock.

LONG-TERM INCENTIVES

         The Committee believes that creation of shareholder value is best facilitated through clear and uncomplicated long-term incentives. Accordingly, the Company grants stock options to encourage equity ownership and to align executives' and shareholders' interests. Historically, stock options have been granted periodically to executives to reflect the Company's recognition of expanded individual roles and job responsibilities or to readjust the total direct compensation mix received by an executive. As part of its effort to better align executives' and shareholders' incentives, the Company will grant options annually. These grants will vest over a three-year period which is typical of the vesting schedule used by our competitors. Option awards will be concentrated among those executives who the Company believes have the greatest potential to substantially increase shareholder value. Annual grant size will reflect a variety of factors, including corporate performance during the most recent operating period, overall compensation levels for comparable positions in the competitive market, consideration of a given individual's importance in implementing our long-term strategic plan, an evaluation of individual performance and previous option grants.

         With the assistance of its outside compensation consultants, the Company regularly compares its executives' compensation levels with other similarly-sized companies in the markets in which the Company operates. To attract and retain high caliber executives, the Company targets its executives' total compensation opportunity at approximately the 75th percentile of these markets. Actual compensation levels depend upon individual performance, achievement of business unit goals, the Company's results of operations, and actual shareholder returns realized.

CHIEF EXECUTIVE OFFICER (CEO) COMPENSATION

         In assessing competitors' compensation levels and practices, the Committee reviews data covering each of the industries within which the Company competes as well as general industry data. The Committee set Mr. Ablon's base salary for 1999 at $1,000,000, unchanged from 1998. For 1999, Mr. Ablon's target annual incentive opportunity was 100% of his base salary. Mr. Ablon resigned from his position as Chief Executive Officer on September 16, 1999. Accordingly,

Mr. Ablon received no annual incentive payment for the 1999 operating period. However, in December 1999, the Company agreed to make certain payments to Mr. Ablon in settlement of employment-related claims brought by Mr. Ablon against the Company. (For a discussion of these payments to be made to Mr. Ablon by the Company, see the "Legal Proceedings-Subsection (b) Other Litigation" of
Item 10 of this Form 10-K Annual Report.)

         On September 16, 1999, Mr. Mackin, previously an Executive Vice President of the Company and President and Chief Operating Officer of Ogden Energy Group, Inc., was named as the Company's President and Chief Executive Officer. Consistent with the Company's pay-for-performance compensation philosophy and the desire to align Mr. Mackin's incentives with those of the Company's shareholders, Mr. Mackin's base salary was set at $600,000 per annum, his target annual incentive bonus was set at 100% of his base salary and he was made a front-loaded grant of 450,000 stock options with the following exercise prices: 150,000 equal to the fair market value of the Company's stock on the grant date ("FMV"), 150,000 at 125% of FMV, and 150,000 at 150% of FMV.

CEO BONUS PLAN--1999 PERFORMANCE--The CEO Bonus Plan adopted by the Committee and approved by shareholders in 1994 sets forth a Target Bonus which can be earned by Mr. Ablon based upon the Pre-Tax Return on Equity (ROE) Performance Level achieved for each calendar year. The bonus actually earned can vary based upon the degree to which performance goals are achieved. For 1999, Mr. Ablon's target bonus was $1,000,000. However, due to Mr. Ablon's resignation, no bonus was due him pursuant to this plan. For 1999, Mr. Mackin received a bonus equal to his target of $600,000, which was determined based upon the Committee's review of the Company's performance as well as Mr. Mackin's performance both as President and Chief Operating Officer of Ogden Energy Group, Inc. and as the Company's Chief Executive Officer during the latter part of 1999.

POLICY REGARDING DEDUCTIBILITY OF EXECUTIVE COMPENSATION

         The Company's policy regarding deductibility of executive pay in excess of $1 million is to preserve the tax deductibility of such amounts by having annual incentive bonuses for executives and stock options qualified as performance-based compensation under the IRS rules. The 1994 Bonus Plan, as amended, and the Company's 1999 Stock Option Plan, both of which were adopted by the Committee and the Board, and approved by shareholders, constitute the largest elements of the Company's senior executives' compensation packages. The Committee acknowledges that there may be certain non-cash "imputed income" items and certain non-incentive designed plans such as the Ogden Restricted Stock Plan, which may cause pay to exceed $1 million in any year. This policy does not contemplate restricting the Committee from using discretionary business judgment as it determines appropriate.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Judith Davidson Moyers, Chairman
Norman G. Einspruch
Jeffrey F. Friedman

         The graph below compares the cumulative total shareholder return on Ogden's common shares for the last five fiscal years with the cumulative total shareholder return on the S&P 500 Index and the S&P Midcap 400 Index over the same period, assuming the investment of $100 in Ogden common shares and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
AMONG OGDEN, THE S&P 500 INDEX AND THE S&P MIDCAP 400 INDEX

                     COMPARATIVE ANALYSIS

                            1994     1995      1996      1997      1998      1999
                            ----     ----      ----      ----      ----      ----
   OGDEN CORP.              100    120.670   114.320   177.110   165.330    82.870

      S&P 500               100    137.580   169.170   225.600   290.080   351.120

S&P MIDCAP 400              100    130.690   155.600   205.400   244.230   279.730



Notes:
Assumes that the value of the investment in the Company's Common Stock, and each index, was $100 on December 30, 1994, and that all dividends were reinvested.

The following graph compares the cumulative total shareholder return for the last five years for the Company's Common Stock to the annual cumulative total returns of (i) S&P 500 and (ii) S&P Midcap 400.

ITEM 12.  SECURITY OWNERSHIP BY MANAGEMENT

         Information about the common stock beneficially owned as of March 31, 2000 by each nominee, each director, each executive officer named in the summary compensation table and all directors and executive officers of Ogden as a group is set forth as follows:


                                                     AMOUNT AND NATURE OF
         NAME OF BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP (1) (2)
         ------------------------                    ----------------------------
         David Abshire                                         27,218(3) (7)
         Anthony J. Bolland                                    28,994(3) (7)
         Lynde H. Coit                                        156,665(5)
         Raymond E. Dombrowski, Jr.                            22,500(5)
         Norman G. Einspruch                                   40,880(3) (7)
         George L. Farr                                        14,000(3) (7)
         Jeffrey F. Friedman                                   26,846(3) (7)
         David L. Hahn                                        108,350(4)
         Attallah Kappas                                       39,930(3) (7)
         Scott G. Mackin                                      409,400(5)
         Judith D. Moyers                                      33,967(3) (7)
         Homer A. Neal                                         27,725(3) (7)
         Robert E. Smith                                       28,121(3) (7)
         Bruce W. Stone                                       155,317(5)
         Helmut Volcker                                        29,130(3) (7)

         All executive  officers and directors as a
         group (22 persons)  including  those named         1,149,043(6)
         above.


----------
(1) Except as otherwise noted each individual owns all shares directly and has sole investment and voting power with respect to all shares. No officer or director owns shares of Ogden Series A Preferred Stock.

(2) The beneficial ownership of each individual is less than 1.0% of the class.

(3) Includes, 20,000 shares for Dr. Volcker; 20,000 shares for Dr. Kappas 10,000 shares for Mr. Friedman; 5,000 shares for Mr. Farr; 5,000 shares for Mr. Bolland and 25,000 shares for each of Messrs. Abshire, Einspruch, Neal, Smith and Ms. Moyers subject to stock options which are exercisable within 60 days of March 31, 2000. Also includes: 2,735 shares held by Dr. Einspruch in a Keogh Plan; 100 shares held by Dr. Neal jointly with his wife over which Dr. Neal has shared voting and investment authority with his wife; and 12,000 shares held by Mr. Friedman in an IRA.

(4) Includes 98,000 shares subject to stock options which are exercisable within 60 days of March 31, 2000. Does not include 700 shares held by his wife. Mr. Hahn has neither investment nor voting power with respect to the shares held by his wife and disclaims any beneficial interest of such shares.

(5) Includes 150,000 shares for Mr. Coit; 10,000 shares for Mr. Dombrowski; 363,000 shares for Mr. Mackin; and 125,000 shares for Mr. Stone subject to stock options which are exercisable within 60 days of March 1, 2000.

(6) Includes 1,254,218 shares subject to stock options which are exercisable and restricted stock which becomes vested within 60 days of March 31, 2000.

(7)      Includes: 1,930 shares, 3,994 shares, 4,440 shares, 4,440 shares, 1,930 shares, 2,000 shares, 2,121 shares, 2,121 shares, 1,930 shares, and 2,312 shares of restricted stock awarded to Messrs. Abshire, Bolland, Einspruch, Friedman, Kappas, Farr, Neal, Smith, Volcker and Ms. Moyers, respectively, which become fully vested within 60 days of March 31, 2000.

         Ogden has been advised by FMR Corp., Greenway Partners, L.P. and Fir Tree Partners that they, along with certain members of their group or respective investment managers, are each the beneficial owner of more than 5% of Ogden's common stock, which were acquired for investment purposes for certain of their advisory clients. The following table sets forth certain information concerning the foregoing:


                                NAME AND ADDRESS                       AMOUNT AND NATURE                 PERCENT
TITLE OF CLASS                  OF BENEFICIAL OWNER                    OF BENEFICIAL OWNERSHIP           OF CLASS
--------------                  -------------------                    -----------------------           --------

Common.....................     FMR Corp.                              6,430,510 shares (1)              13.0
                                82 Devonshire Street
                                Boston, Massachusetts  02109

Common.....................     Greenway Partners, L.P.                4,820,500 shares (2)               9.8
                                277 Park Avenue, 27th Floor
                                New York, New York 10017

Common.....................     Fir Tree Partners                      2,777,100 shares (3)               5.6
                                535 Fifth Avenue, 31st Floor
                                New York, New York 10017


(1) A Schedule 13G Report dated January 14, 2000 shows that 2,351,500 shares are held with sole power to vote or to direct the vote and 5,112,600 shares are held with sole power to dispose or direct the disposition thereof.

(2) A Schedule 13D Report dated October 15, 1999 shows that 4,820,500 shares are held with sole voting power, 4,580,500 shares are held with shared voting power, 4,820,500 shares are held with sole dispositive power and 4,580,500 shares are held with shared dispositive power.

(3) A Schedule 13D Report Filed on November 5, 1999 shows that 2,777,100 shares are held with sole power to vote or to direct the vote and with sole power to dispose or direct the disposition thereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A loan was made by Ogden on December 16, 1998 to David L. Hahn, Senior Vice President, Aviation to assist Mr. Hahn in making improvements and additions to his existing home. The loan is evidenced by a promissory note bearing interest at the rate of 7% per annum. The maximum amount outstanding during 1999 under the promissory note was $300,000. As of March 1, 2000, there was an outstanding balance of $300,000, plus accrued interest, under the promissory note.

         The maximum amount outstanding during 1999 pursuant to a loan made by Ogden Energy in 1990 to Bruce W. Stone, an Executive Officer of Ogden, for the purpose of assisting him in the purchase of his home was $96,058. The loan is evidenced by a demand note bearing interest at the rate 8% per annum. As of February 1, 2000, there was an outstanding balance of $76,207.

         On August 6, 1999 Ogden made loans to Messrs. Mackin, Stone and Coit for the purpose of paying the exercise price and withholding taxes in connection with their exercise of Ogden stock options which were expiring on August 9, 1999. All loans are evidenced by demand notes with interest accruing thereon at the short-term applicable federal rate compounded annually. As of March 1, 2000 the outstanding balances for Messrs. Mackin, Stone and Coit was $505,838.04, $436,021.94 and $106,864.80, respectively.

         Robert E. Smith, an Ogden director, is counsel to the law firm of Rosenman & Colin LLP which during 1999 rendered legal services to Ogden principally in the area of litigation management.

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

                                             OGDEN CORPORATION




DATE: MARCH 13, 2000

                                             By SCOTT G. MACKIN*
                                               ---------------------------------
                                                Scott G. Mackin
                                                President and Chief Executive
                                                Officer

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



SIGNATURE                                    TITLE                                                  DATE
---------                                    -----                                                  -----

SCOTT G. MACKIN*                            President, Chief Executive Officer and                 April 24, 2000
--------------------------------             Director
SCOTT G. MACKIN

RAYMOND E. DOMBROWSKI, JR.*                 Senior Vice President and Chief Financial Officer      April 24, 2000
--------------------------------
RAYMOND E. DOMBROWSKI, JR.

/S/ WILLIAM J. METZGER                      Vice President and Chief Accounting Officer            April 24, 2000
--------------------------------
WILLIAM J. METZGER

DAVID M. ABSHIRE*                           Director                                               April 24, 2000
--------------------------------
DAVID M. ABSHIRE

ANTHONY J. BOLLAND*                         Director                                               April 24, 2000
--------------------------------
ANTHONY J. BOLLAND

NORMAN G. EINSPRUCH*                        Director                                               April 24, 2000
--------------------------------
NORMAN G. EINSPRUCH

GEORGE L. FARR*                             Director                                               April 24, 2000
--------------------------------
GEORGE L. FARR

JEFFREY F. FRIEDMAN*                        Director                                               April 24, 2000
--------------------------------
JEFFREY F. FRIEDMAN

ATTALLAH KAPPAS*                            Director                                               April 24, 2000
--------------------------------
ATTALLAH KAPPAS

JUDITH D. MOYERS*                           Director                                               April 24, 2000
--------------------------------
JUDITH D. MOYERS




HOMER A. NEAL*                               Director                                              April 24, 2000
--------------------------------
HOMER A. NEAL

ROBERT E. SMITH*                             Director                                              April 24, 2000
--------------------------------
ROBERT E. SMITH

HELMUT F.O. VOLCKER*                         Director                                              April 24, 2000
--------------------------------
HELMUT F.O. VOLCKER


By: /s/ William J. Metzger
    ----------------------------
        Attorney-in-fact


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
