Form 10-Q
period 2000-03-31
OGDEN CORP
filed 2000-05-22
CIK 73902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X]        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]        EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 1-3122

                                Ogden Corporation
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                13-5549268
  ------------------------------------   ---------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

                Two Pennsylvania Plaza, New York, New York 10121
     ----------------------------------------------------------------------
               (Address or principal executive office) (Zip Code)

                                 (212) 868-6100
     ----------------------------------------------------------------------
               (Registrant's telephone number including area code)

                                 Not Applicable
     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000; 49,611,187 shares of Common Stock, $.50 par value per share.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                 FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ----------------------
                                                                    2000         1999
                                                                  ---------    ---------
                                                                 (In Thousands of Dollars
                                                                  Except Per Share Data)
Service revenues                                                  $ 204,165    $ 182,828
Net sales                                                             9,629       13,031
Construction revenues                                                22,846       34,101
Net gain (loss) on sale of businesses                                  (634)       4,864
                                                                  ---------    ---------
Total revenues                                                      236,006      234,824
                                                                  ---------    ---------

Operating costs and expenses                                        157,522      135,559
Costs of goods sold                                                  10,228       13,306
Construction costs                                                   21,358       32,275
Selling, administrative and general expenses                         21,337       19,305
Debt service charges                                                 23,494       22,763
                                                                  ---------    ---------
Total costs and expenses                                            233,939      223,208
                                                                  ---------    ---------

Consolidated operating income                                         2,067       11,616
Equity in net income of investees and joint ventures                  3,010        3,470
Interest income                                                         973        2,095
Interest expense                                                     (9,458)      (7,968)
Other income (deductions) - net                                         (45)          66
                                                                  ---------    ---------

Income (loss) from continuing operations before income taxes, minority interests and the cumulative effect of change in
  accounting principle                                               (3,453)       9,279
Income taxes                                                            603       (3,004)
Minority interests                                                   (1,324)      (2,216)
                                                                  ---------    ---------

Income (loss) from continuing operations                             (4,174)       4,059
Income (loss) from discontinued operations (net of income taxes
  of:  2000, ($7,677) and 1999, $4,642)                             (25,310)       6,462
Cumulative effect of change in accounting principle
  (net of income taxes of $1,313)                                                 (3,820)
                                                                  ---------    ---------
Net Income (Loss)                                                   (29,484)       6,701
                                                                  ---------    ---------

Other Comprehensive Income, Net of Tax:

Foreign currency translation adjustments                             (4,874)      (6,205)
Unrealized Gains (Losses) on Securities:
Unrealized holding losses arising during period                         (17)        (120)
                                                                  ---------    ---------
Other comprehensive income                                           (4,891)      (6,325)
                                                                  ---------    ---------
Comprehensive income (loss)                                       $ (34,375)   $     376
                                                                  =========    =========

Basic Earnings Per Share:

Income (loss) from continuing operations                          $   (0.08)   $    0.08
Income (loss) from discontinued operations                            (0.51)        0.13
Cumulative effect of change in accounting principle                                (0.08)
                                                                  ---------    ---------
Net Income (Loss)                                                 $   (0.59)   $    0.13
                                                                  =========    =========

Diluted Earnings Per Share:

Income (loss) from continuing operations                          $   (0.08)   $    0.08
Income (loss) from discontinued operations                            (0.51)        0.13
Cumulative effect of change in accounting principle                                (0.08)
                                                                  ---------    ---------
Net Income (Loss)                                                 $   (0.59)   $    0.13
                                                                  =========    =========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                             March 31,     December 31,
                                                                               2000           1999
                                                                            -----------    -----------
                                                                             (In Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents                                                   $    80,223    $   101,020
Restricted funds held in trust                                                  118,025        103,662
Receivables (less allowances: 2000, $18,886 and 1999, $17,942)                  252,800        294,051
Inventories                                                                      12,126         10,767
Deferred income taxes                                                            36,189         36,189
Other                                                                            80,668         79,052
Net assets of discontinued operations                                           552,366        568,146
                                                                            -----------    -----------
Total current assets                                                          1,132,397      1,192,887
Property, plant and equipment - net                                           1,833,704      1,841,811
Restricted funds held in trust                                                  146,939        166,784
Unbilled service and other receivables                                          170,142        159,457
Unamortized contract acquisition costs                                           93,606         94,998
Goodwill and other intangible assets                                             12,284         12,520
Investments in and advances to investees and joint ventures                     181,800        180,523
Other assets                                                                     71,878         78,168
                                                                            -----------    -----------
Total Assets                                                                $ 3,642,750    $ 3,727,148
                                                                            ===========    ===========

Liabilities and Shareholders' Equity
Liabilities:
Current liabilities:
Current portion of long-term debt                                           $   114,418    $   113,815
Current portion of project debt                                                  85,504         80,383
Accounts payable                                                                 70,104         75,169
Accrued expenses, etc                                                           345,214        360,155
Deferred income                                                                  45,075         45,806
                                                                            -----------    -----------
Total current liabilities                                                       660,315        675,328
Long-term debt                                                                  342,337        344,945
Project debt                                                                  1,361,057      1,390,832
Deferred income taxes                                                           380,851        380,812
Deferred income                                                                 180,066        182,663
Other liabilities                                                               125,236        127,559
Minority interests                                                               34,030         33,309
Convertible subordinated debentures                                             148,650        148,650
                                                                            -----------    -----------
Total Liabilities                                                             3,232,542      3,284,098
                                                                            -----------    -----------

Shareholders' Equity:
Serial cumulative convertible preferred stock, par value $1.00 per share;
  authorized, 4,000,000 shares; shares outstanding: 37,127 in 2000 and
  39,246 in 1999, net of treasury shares of 29,820 in 2000 and 1999                  37             39
Common stock, par value $.50 per share; authorized, 80,000,000 shares;
  shares outstanding: 49,611,187 in 2000 and 49,468,195 in 1999, net of
  treasury shares of 4,290,195 and 4,405,103, respectively                       24,806         24,734
Capital surplus                                                                 185,395        183,915
Earned surplus                                                                  225,681        255,182
Accumulated other comprehensive income                                          (25,711)       (20,820)
                                                                            -----------    -----------
    Total Shareholders' Equity                                                  410,208        443,050
                                                                            -----------    -----------
Total Liabilities and Shareholders' Equity                                  $ 3,642,750    $ 3,727,148
                                                                            ===========    ===========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       THREE MONTHS ENDED             YEAR ENDED
                                                         MARCH 31, 2000           DECEMBER 31, 1999
                                                     SHARES        AMOUNTS       SHARES       AMOUNTS
                                                  ------------    ---------    -----------    --------
                                                   (In thousands of dollars, except per-share amounts)
Serial Cumulative Convertible Preferred
  Stock, Par Value $1.00 Per Share;
  Authorized, 4,000,000 Shares:
Balance at beginning of period                          69,066    $      69         72,038    $     73
Shares converted into common stock                      (2,119)          (2)        (2,972)         (4)
                                                  ------------    ---------    -----------    --------
Total                                                   66,947           67         69,066          69
Treasury shares                                        (29,820)         (30)       (29,820)        (30)
                                                  ------------    ---------    -----------    --------
Balance at end of period (aggregate
  involuntary liquidation value -
  2000, $748)                                           37,127           37         39,246          39
                                                  ------------    ---------    -----------    --------

Common Stock, Par Value $.50 Per Share;
  Authorized, 80,000,000 Shares:

Balance at beginning of period                      53,873,298       26,937     53,507,952      26,754
Exercise of stock options                                                          155,801          78
Shares issued for acquisition                           15,390            8        191,800          96
Conversion of preferred shares                          12,658            6         17,745           9
                                                  ------------    ---------    -----------    --------
Total                                               53,901,346       26,951     53,873,298      26,937
                                                  ------------    ---------    -----------    --------
Treasury shares at beginning of period               4,405,103        2,203      4,561,963       2,281
Purchase of treasury shares                                                        102,000          51
Issuance of restricted stock                          (114,944)         (58)
Exercise of stock options                                                         (258,860)       (129)
                                                  ------------    ---------    -----------    --------
Treasury shares at end of period                     4,290,159        2,145      4,405,103       2,203
                                                  ------------    ---------    -----------    --------
Balance at end of period                            49,611,187       24,806     49,468,195      24,734
                                                  ------------    ---------    -----------    --------

Capital Surplus:
Balance at beginning of period                                      183,915                    173,413
Exercise of stock options                                                                        8,061
Issuance of restricted stock                                          1,312
Shares issued for acquisition                                           172                      4,904
Purchase of treasury shares                                                                     (2,458)
Conversion of preferred shares                                           (4)                        (5)
                                                                  ---------                   --------
Balance at end of period                                            185,395                    183,915
                                                                  ---------                   --------

Earned Surplus:
Balance at beginning of period                                      255,182                    367,984
Net income (loss)                                                   (29,484)                   (81,961)
                                                                  ---------                   --------
Total                                                               225,698                    286,023
                                                                  ---------                   --------
Preferred dividends  - per share 2000, $.46875,
and 1999, $3.35                                                          17                        137
Common dividends - per share 1999, $.625                                                        30,704
                                                                  ---------                   --------
Total Dividends                                                          17                     30,841
                                                                  ---------                   --------
Balance at end of period                                            225,681                    255,182
                                                                  ---------                   --------

Cumulative Translation Adjustment - Net                             (25,537)                   (20,663)
                                                                  ---------                   --------
Minimum Pension Liability Adjustment                                   (307)                      (307)
                                                                  ---------                   --------
Net Unrealized Gain on Securities Available
  For Sale                                                              133                        150
                                                                  ---------                   --------

TOTAL SHAREHOLDERS' EQUITY                                        $ 410,208                   $443,050
                                                                  =========                   ========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          ----------------------
                                                                            2000         1999
                                                                          ---------    ---------
                                                                         (In Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $ (29,484)   $   6,701
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities of Continuing Operations:
(Income) Loss from discontinued operations                                   25,310       (6,462)
Depreciation and amortization                                                25,013       20,181
Deferred income taxes                                                            42        4,969
Cumulative effect of change in accounting principle                                        3,820
Other                                                                        (1,809)     (10,367)
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                                                  22,785       (5,246)
Inventories                                                                  (1,512)       1,627
Other assets                                                                 (1,754)       2,724
Increase (Decrease) in Liabilities:
Accounts payable                                                             (3,398)      13,023
Accrued expenses                                                            (11,766)       4,962
Deferred income                                                               1,146         (489)
Other liabilities                                                            (9,478)     (27,160)
                                                                          ---------    ---------
Net cash provided by operating activities of continuing operations           15,095        8,283
                                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses                                              4,848        9,760
Proceeds from sale of property, plant and equipment                                          130
Proceeds from sale of marketable securities available for sale                3,574       25,934
Entities purchased, net of cash acquired                                                 (59,924)
Investments in facilities                                                   (10,873)      (4,170)
Other capital expenditures                                                   (4,188)      (3,813)
Distributions from investees and joint ventures                               4,137        6,120
Increase in investments in and advances to investees and joint ventures      (2,284)     (14,834)
                                                                          ---------    ---------
Net cash used in investing activities of continuing operations               (4,786)     (40,797)
                                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for facilities                                                    55,766
Other new debt                                                                  652       18,659
Decrease (increase) in funds held in trust                                    5,483      (35,084)
Payment of debt                                                             (83,037)     (12,311)
Dividends paid                                                                  (17)     (15,400)
Purchase of treasury shares                                                               (2,509)
Proceeds from exercise of stock options                                                      424
Other                                                                          (603)        (782)
                                                                          ---------    ---------
Net cash used in financing activities of continuing operations              (21,756)     (47,003)
                                                                          ---------    ---------

Net cash used in discontinued operations                                     (9,350)     (10,302)
                                                                          ---------    ---------

Net Decrease in Cash and Cash Equivalents                                   (20,797)     (89,819)
Cash and Cash Equivalents at Beginning of Period                            101,020      181,169
                                                                          ---------    ---------

Cash and Cash Equivalents at End of Period                                $  80,223    $  91,350
                                                                          =========    =========

ITEM 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of Management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the operating results have been included in the statements.

On January 1, 1999 Ogden Corporation (hereinafter together with its consolidated subsidiaries referred to as "Ogden" or the "Company") adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities". This SOP established accounting standards for these costs and requires they generally be expensed as incurred. The effect of the adoption of this SOP was a charge of $3,820,000 net of income taxes of $1,313,000 recorded as a cumulative effect of change in accounting principle in the accompanying financial statements.

The accompanying financial statements for the prior period have been reclassified as to certain amounts to conform with the 2000 presentation.

DISCONTINUED OPERATIONS:

On September 29, 1999, the Board of Directors of the Company approved a plan to dispose of all of the operations of the Entertainment and Aviation segments and to report the results of operations from those segments prospectively as Discontinued Operations. Information for two segments previously reflected under the segment headings "Energy" and "Other" are now reported as Continuing Operations and will continue to be reported under those headings. At March 31, 2000, the Company had approximately $552,000,000 in net assets associated with its discontinued operations. In addition, the Company had associated debt with respect to the discontinued operations of approximately $140,000,000. Since September 29, 1999 the Company has retained financial advisors to assist it in determining how best to group the assets to maximize sales proceeds. As part of that process, on May 12, 2000 the Company closed its previously announced transaction for the sale of its Themed Parks and Attractions, other than its Jazzland theme park, which it expects to close within the next thirty days. Further, the Company expects to close the sale of substantially all of its Food and Beverage/Venue Management business within the next thirty days.
The Company received second round bids for its Aviation business on May 11, 2000, and is currently evaluating how to maximize the sales proceeds of those assets based on the bids received. The Company is in various stages with respect to the disposition of a number of other assets included within discontinued operations. Finally, certain aspects of the businesses will require the Company to pay monies to terminate leases or cancel other contractual commitments. Based upon the anticipated results of the sales processes, gains and losses on disposal of portions of the discontinued operations will be deferred until substantially all assets of the discontinued operations have been sold. At March 31, 2000, the Company has deferred a total of $658,000 in net gains on sales of assets of discontinued operations. Also, for the three months ended March 31, 2000, the Company accrued approximately $18,000,000 representing estimated pretax net operating losses of its discontinued operations through their respective anticipated dates of disposal. The Company believes that it will receive net proceeds equal to or in excess of its carrying value of net assets of its discontinued operations.

Net sales and income (loss) from discontinued operations are as follows:

                                                          Three Months Ended
                                                               March 31
                                                     --------------------------

                                                       2000             1999
                                                     ---------        ---------
                                                      (In Thousands of Dollars)
Revenues                                             $ 155,605        $ 161,722
                                                     =========        =========

Income (Loss) Before Income Taxes
   and Minority Interests                              (33,033)          10,841

Provision (Benefit) for Income Taxes                    (7,677)           4,642

Minority Interests                                         (46)            (263)
                                                     ---------        ---------

Income (Loss) from Discontinued
  Operations                                         $ (25,310)       $   6,462
                                                     =========        =========

Net assets of discontinued operations were as follows:

                                                    MARCH 31, 2000  DECEMBER 31, 1999
                                                    --------------  -----------------
                                                        (In Thousands of Dollars)
Current Assets                                         $ 218,010       $ 221,200
Property, Plant and Equipment - Net                      368,275         375,211
Other Assets                                             332,284         336,700
Notes Payable, and Current Portion of
   Long-Term Debt                                        (45,545)        (51,081)
Other Current Liabilities                               (170,027)       (142,327)
Long-Term Debt                                           (94,188)       (108,681)
Other Liabilities                                        (56,443)        (62,876)
                                                       ---------       ---------
Net Assets of Discontinued Operations                  $ 552,366       $ 568,146
                                                       =========       =========

SPECIAL CHARGES:

As a result of the Company's Board of Directors' plan to dispose of its Aviation and Entertainment businesses and close its New York City headquarters, and its plan to exit other noncore businesses, the Company incurred various expenses in 1999 which were recognized in its continuing and discontinued operations. Of those charges, certain cash charges related to severance costs, mainly for its New York City employees, and contract termination costs of its former Chairman and Chief Executive Officer were not fully paid. The following is a summary of those costs and related payments during the three months ended March 31, 2000 (expressed in thousands of dollars):

                                                               ADDITIONAL
                                                               PROVISIONS        AMOUNTS PAID
                                                              DURING THREE       DURING THREE
                                           BALANCE AT         MONTHS ENDED       MONTHS ENDED         BALANCE AT
                                        DECEMBER 31,1999     MARCH 31, 2000     MARCH 31, 2000      MARCH 31, 2000
                                        ----------------     --------------     --------------      --------------
Severance for approximately
 230 employees                               $40,400              $1,200            $4,100              $37,500

Contract termination settlement               15,700                                 1,300               14,400
                                             -------              ------            ------              -------
                                             $56,100              $1,200            $5,400              $51,900
                                             =======              ======            ======              =======

The additional provisions for the three months ended March 31, 2000 were comprised of $300,000 for continuing operations and $900,000 for discontinued operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS:

Revenues and income (loss) from continuing operations (expressed in thousands of dollars) by segment for the three months ended March 31, 2000 and 1999 were as follows:

                                                                        Three Months Ended March 31,
Information Concerning Business Segments                                     2000         1999
-------------------------------------------------------------------------------------------------
                                                                         (In Thousands of Dollars)
Revenues:
Energy                                                                    $ 222,168    $ 217,068
Other                                                                        13,838       17,756
                                                                          ---------    ---------
                                                                          $ 236,006    $ 234,824
                                                                          =========    =========

Income (Loss) from Operations:
Energy                                                                    $  10,218    $  16,814
Other                                                                        (2,611)      (1,275)
                                                                          ---------    ---------

Total Income from Operations                                                  7,607       15,539

Equity in net income of investees and joint ventures:
Energy                                                                        3,010        3,470
                                                                          ---------    ---------

Total                                                                        10,617       19,009
Corporate unallocated income and expenses - net                              (5,585)      (3,857)
Interest - net                                                               (8,485)      (5,873)
                                                                          ---------    ---------

Income (loss) from continuing operations before income taxes, minority
  interests and the cumulative effect of change in accounting principle   $  (3,453)   $   9,279
                                                                          =========    =========

CONTINUING OPERATIONS: Revenues for the first three months of 2000 were $1,200,000 higher than the comparable period of 1999 primarily reflecting an increase in the Energy segment revenues of $5,100,000. Increases in the Energy segment's revenues of $21,300,000 were primarily due to new plants in Thailand ($9,400,000) and The Philippines ($3,500,000) that began operations subsequent to the first quarter of 1999, the acquisition of an additional 50% interest in a power plant in California in June of 1999 ($4,300,000) and increases at several waste-to-energy facilities primarily the Tulsa, Oklahoma facility ($1,500,000) reflecting a renegotiated service agreement that became effective in April of 1999, an increase in the Union County, New Jersey facility ($1,000,000) due to an increase in energy revenues, with the remaining increase ($1,600,000) primarily attributed to contractual annual escalation adjustments at various other facilities. These increases were partially offset by a gain in the comparable period of 1999 of $4,900,000 on the sale of the Company's interest in a joint venture in Maine, as well as reduced construction revenues of $11,300,000 reflecting a decrease in civil construction activity ($8,600,000) due to the completion of some projects in 1999 and a decrease in retrofit activity ($4,000,000) partially offset by an increase in water and wastewater construction ($1,300,000). In 1999, the Company adopted a plan to sell its environmental consulting and engineering business and to discontinue its civil construction projects. Management anticipates that the remaining construction projects will be completed during 2000, with the exception of one project that is expected to continue into 2001. Therefore, the Company anticipates a continued decline in civil construction activity during 2000 as projects are completed. In addition, retrofit construction activity will also decline, as facilities attain compliance with the Clean Air Act Amendments of 1990 which is mandated by the end of 2000. These increases in the Energy segment's revenues were offset by lower revenues of $3,900,000 in the Other segment primarily due to reduced activity in Datacom's operations chiefly associated with the Chapter XI bankruptcy filing in March 2000 of Genicom Corporation, its major customer, and a $600,000 loss on the sale of Applied Data Technology, Inc. (ADTI) at the end of March 2000.

Consolidated operating income for the first three months of 2000 was $9,500,000 lower than the comparable period of 1999. The Energy segment's income from operations was $6,600,000 lower chiefly associated with a gain of $4,900,000 recognized in the comparable period in 1999 on the sale of the Company's interest in a joint venture in Maine, additional depreciation expense of $1,800,000 in connection with shortened estimated useful lives of certain air pollution control equipment resulting from the Clean Air Act Amendments, and increased overhead expenses of $1,600,000 relating to the expansion of the power business, as well as a decrease in operating income from construction of $400,000. These decreases were partially offset by net increases in operating income of $2,100,000 from several projects including new plants that became operational subsequent to the comparable period in 1999. In addition, the Other segment's income from operations was $1,300,000 lower primarily due to lower activity at Datacom, chiefly associated with the Chapter XI bankruptcy filing in March 2000 of Genicom ($1,200,000), as well as the loss on the sale of ADTI in the first quarter ($600,000).

Selling and administrative expenses were $2,000,000 higher primarily associated with increased overhead costs related to international office expansion for the Energy segment and increased corporate severance and overhead costs. Debt service charges increased approximately $700,000 compared with the comparable period of 1999 due mainly to higher project debt associated with new projects. The Energy segment has one interest rate swap agreement entered into as a hedge against interest rate exposure on adjustable-rate project debt that resulted in additional debt service expense of $400,000 and $700,000 for the periods ended March 31, 2000 and 1999, respectively.

Interest income for the first three months of 2000 was $1,100,000 lower than the comparable period of 1999 primarily reflecting lower cash balances available for investments.

Interest expense was $1,500,000 higher chiefly associated with increased borrowings on the Company's revolving line of credit and higher interest rates on adjustable rate debt.

In addition, the Company had one swap agreement covering a notional amount of $1,200,000 which converted the Entertainment segment's $1,200,000 variable rate debt to a fixed rate, and expires November 30, 2000. Additional interest expense relating to this swap agreement was not significant for the three-month periods ended March 31, 2000 and 1999.

Equity in net income of investees and joint ventures decreased by $500,000 primarily reflecting the effect of a settlement in the comparable period of 1999 with a customer amounting to $1,600,000, offset by a net increase in 2000 in earnings of $1,100,000 due to increased generation on existing projects ($900,000) and income related to a new project that became operational during the third quarter of 1999 ($200,000).

The effective income tax rate for the three months ended March 31, 2000 was 17.5% compared with 32.4% for 1999. This decrease in the effective rate was primarily due to higher foreign income taxed at rates lower than the Federal statutory rate and the effect of energy tax credits.

DISCONTINUED OPERATIONS: Loss from discontinued operations for the first three months of 2000 was $25,300,000, a decrease in earnings of $31,800,000 from the comparable period of 1999. Operating income (loss) of discontinued operations was ($30,500,000) in the first three months of 2000 compared to $11,000,000 in the same period of 1999. This $41,500,000 change was chiefly associated with a decrease of $30,500,000 in income from operations of the Entertainment segment, primarily reflecting a provision of $18,700,000 for estimated pretax net operating losses from April 1, 2000 through the anticipated dates of sales of the businesses. In addition, Entertainment had a decrease of $11,800,000 in income from operations primarily reflecting a gain of $6,000,000 in 1999 on the renegotiation of a revised management contract at Arrowhead Pond, increased legal, accounting, and consulting expenses, and additional depreciation expense in connection with shortened estimated useful lives of management information systems ending on the expected dates of disposition of the businesses plus the related transition period, as well as overhead costs in connection with the discontinuance of the businesses of $5,200,000 and start-up costs of $2,800,000 at the Water Parks and Jazzland theme park. These decreases were partially offset by a net increase of $3,800,000 in sports and convention centers and venue management activity. The Aviation segment's income from operations was $11,000,000 lower primarily reflecting a $4,000,000 gain on the sale of an ownership interest in the Hong Kong ground services company and an insurance recovery of $1,500,000, both occurring in 1999; lower fueling and ground service income of $2,800,000 reflecting lower customer activity; and increased legal, accounting, consulting and overhead costs of $4,100,000 in connection with the discontinuance of the business.

CAPITAL INVESTMENTS AND COMMITMENTS: For the three months ended March 31, 2000, capital investments for continuing operations amounted to $15,100,000, of which $14,900,000 was for Energy and $200,000 was for Other operations.

At March 31, 2000, capital commitments for continuing operations amounted to $10,000,000 for normal replacement and growth in Energy. Other capital commitments for Energy as of March 31, 2000 amounted to approximately $100,500,000. This amount includes a commitment to pay, in 2008, $10,600,000 for a service contract extension at an energy facility. In addition, this amount includes $28,000,000 for a 50% interest in a project in Thailand; $27,200,000 and $15,300,000, respectively, for two oil-fired projects in India; $3,400,000 for additional equity commitments related to a coal-fired power project in the Philippines; $2,200,000 for a mass-burn waste-to-energy facility in Italy; and $13,800,000 for standby letters of credit in support of debt service reserve requirements. Funding for the additional mandatory equity contributions to the coal-fired power project in the Philippines is being provided through bank credit facilities, which are due to be repaid in 2000. In addition, compliance with the standards and guidelines under the Clean Air Act Amendments of 1990 will require further Energy capital expenditures of approximately $20,000,000 through December 2000, subject to the final time schedules determined by the individual states in which the Company's waste-to-energy facilities are located.

Commitments for Discontinued Operations amounted to $21,200,000 for normal replacement and growth in Aviation ($200,000) and Entertainment ($21,000,000), the latter relating primarily to Entertainment's Jazzland theme park in New Orleans, Louisiana. As part of its agreement to sell its themed attractions, the Company has agreed to complete the construction of the Jazzland theme park.

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

The Company did not include its interests in either the Arrowhead Pond in Anaheim, California or the Corel Centre near Ottawa, Canada as part of the sale of its Venue Management business announced in March 2000. The Company manages the Arrowhead Pond under a long-term contract. As part of this contract, the Company is a party, along with the City of Anaheim, to a reimbursement agreement in connection with a letter of credit in the amount of approximately $120,000,000. Under the reimbursement agreement, the Company is responsible for draws, if any, under the letter of credit caused by the Company's failure to perform its duties under its management contract at that venue. The Company is exploring alternatives for disposing of the Arrowhead Pond and Corel Centre, discussed below, along with the related obligations.

During 1994, a subsidiary of Ogden entered into a 30-year facility management contract at the Corel Centre pursuant to which it agreed to advance funds to a customer, and if necessary, to assist the customer's refinancing of senior secured debt incurred in connection with the construction of the facility. Ogden is obligated to purchase such senior debt in the amount of $97,100,000 on December 23, 2002, if the debt is not refinanced prior to that time. Ogden is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer on December 23, 2002. At March 31, 2000, the amount outstanding was $51,600,000. In addition, as of March 31, 2000, the Company had guaranteed $3,400,000 of senior secured term debt of an affiliate and principal tenant (the NHL Ottawa Senators) of this customer and had guaranteed up to $3,400,000 of the tenant's secured revolving debt. Further, Ogden is obligated to purchase $20,600,000 of the tenant's secured subordinated indebtedness on January 29, 2004, if such indebtedness has not been repaid or refinanced prior to that time. In October 1999, Ogden also agreed to advance a secured loan to that tenant of up to approximately $8,400,000 if certain events occur, of which $2,100,000 had been advanced at March 31, 2000. Separately, Ogden has guaranteed approximately $3,600,000 of borrowings of a customer of Metropolitan Entertainment Group, an Entertainment joint venture in which Ogden has an equity interest. The Company expects this guarantee to be assumed by the ultimate purchaser of this interest. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

LIQUIDITY/CASH FLOW: Net cash provided by operating activities of continuing operations was $6,800,000 higher than the comparable period of 1999 primarily reflecting a reduction in accounts receivable of $28,000,000, and a decrease of $17,700,000 in other liabilities. These increases were partially offset by a decrease in income from continuing operations of $8,200,000 and a reduction of $33,100,000 in accrued expenses and accounts payable. Net cash used in investing activities was $36,000,000 lower primarily relating to a decrease of $59,900,000 in entities purchased and a net decrease of $10,600,000 in distributions from and investments in and advances to joint ventures. These decreases were partially offset by lower proceeds from the sale of marketable securities of $22,300,000, higher capital expenditures of $7,100,000 and lower proceeds from the sale of businesses of $4,900,000. Net cash used in financing activities was $25,200,000 lower primarily due to a decrease of $40,600,000 of funds held in trust, a reduction of dividends paid of $15,400,000 and in the purchase of treasury shares of $2,500,000. These decreases were partially offset by a net decrease in outstanding debt of $33,000,000.

At March 31, 2000, the Company had approximately $127,000,000 in cash and cash equivalents, of which $80,000,000 related to continuing operations. In addition, the Company has a revolving credit facility, on which the Company had drawn $50,000,000 at March 31, 2000. The Company has agreed with its credit providers (including its revolving credit lenders and certain other banks that have similar covenants in their respective facilities, collectively the "Credit Providers"), to amend financial covenants requiring the Company to maintain certain ratios with respect to its indebtedness as a percentage of its capitalization, its interest coverage as a function of income from continuing operations and its minimum shareholders' equity, effective to July 31, 2000. These amendments were necessary as a result of the financial effects of the Company's decision to place the Aviation and Entertainment segments in discontinued operations and complete the sales of those units. It is likely that these waivers will need to be extended past July 31, 2000. In addition, the Credit Providers granted the Company permission to sell its Aviation and Entertainment units, subject to certain minimum prices with respect to certain of the assets. In addition, the lenders agreed to amend the revolving credit agreement to permit the Company to retain the first $100,000,000 in cash received from the asset sales and, in addition, provided the Company with a $50,000,000 liquidity facility (in addition to currently outstanding amounts), which facility is secured by certain assets of the Company. The Company has agreed to place all cash proceeds received from the sales of the units in excess of $100,000,000 in a segregated account to be applied to pay down existing debt. The Company has further agreed not to incur any indebtedness other than that incurred under the revolving credit facility. In order to make additional Energy investments other than certain specified permitted investments, the Company will require a substantial majority of its Credit Providers to consent to such investments. To the extent the $50,000,000 liquidity facility is drawn, such amounts will be required to be repaid by July 31, 2000. In consideration for these concessions, the Company paid or will pay fees to the lending group of approximately $12,000,000.

On May 12, 2000 the Company closed its previously announced transaction for the sale of its Themed Parks and Attractions, other than its Jazzland theme park, which it expects to close within the next thirty days. Further, the Company expects to close the sale of a substantial majority of its Food and Beverage/Venue Management business within the next thirty days. The Company received second round bids for its Aviation business on May 11, 2000, and is currently evaluating how to maximize the sales proceeds of those assets based on bids received. The Company also determined in the fourth quarter of 1999 to sell all of the operations currently reflected in the "Other Segment" and decided to sell its domestic Environmental Consulting business and its Spanish subsidiary, and to wind down the operations of its civil construction business, all of which are reported in its Energy segment. To that end, the Company closed the sale transaction of its ADTI unit at the end of March 2000. Accordingly, the Company expects to have sufficient proceeds to fund normal operations (including certain permitted energy investments), and repay certain other indebtedness on or before the maturity date. The Company continues to explore possible new credit facilities and/or obtaining equity for such purposes, including discussions with its existing Credit Providers.

Under certain agreements entered into by the Company, if the Company's outstanding debt securities are no longer rated investment grade, the Company may be required to post additional collateral or letters of credit. The failure to post such letters could result in a forfeiture of certain contracts or could result in a default under the agreements requiring the posting of such letters. Such a default would also be a default under the Company's credit facilities. With the consent of its Credit Providers, the Company could cash collateralize these obligations or potentially utilize sales proceeds for such purpose; alternatively, the Credit Providers could provide such letters directly, or the Company could raise equity for such purpose. The Credit Providers have agreed to work with the Company to explore solutions to this issue should it arise. In addition, from June 2 through July 31, 2000, the Company will need to renew certain letters of credit which have been issued by certain members of its lending group. Failure to obtain the renewal of these letters of credit could give rise to defaults pursuant to the terms of the underlying agreements.

The Company believes its recent agreement with its Credit Providers is consistent with its prior stated intention of using the proceeds from the sales of the Entertainment and Aviation businesses to pay down existing debt.

ANY STATEMENTS IN THIS COMMUNICATION WHICH MAY BE CONSIDERED TO BE "FORWARD-LOOKING STATEMENTS," AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ARE SUBJECT TO CERTAIN RISK AND UNCERTAINTIES. THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SUGGESTED BY ANY SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND MORE GENERALLY, GENERAL ECONOMIC CONDITIONS, INCLUDING CHANGES IN INTEREST RATES AND THE PERFORMANCE OF THE FINANCIAL MARKETS; CHANGES IN DOMESTIC AND FOREIGN LAWS, REGULATIONS, AND TAXES, CHANGES IN COMPETITION AND PRICING ENVIRONMENTS; AND REGIONAL OR GENERAL CHANGES IN ASSET VALUATIONS.

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

(a)      Environmental Matters

         (i) In an ongoing criminal investigation by the U.S. Department of Justice Ogden has contested that the Company has criminal liability under the Federal Clean Water Act as a result of a spill of aviation fuel from a holding tank in October 1996 at a former tank farm operated by Ogden at Dulles International Airport in Washington, D.C. The Department of Justice Attorney offered to resolve this matter by means of a guilty plea to a misdemeanor under the Clean Water Act. Ogden rejected that offer by letter dated December 16, 1999 and is cooperating with the government to seek a fair and reasonable solution.

         (ii) In October 1990, Ogden Aviation Fueling Company of Virginia, Inc. and Ogden Aviation Services, Inc. were served with a lawsuit entitled "AIRFRANCE, ET. AL. V. OGDEN AVIATION FUELING COMPANY OF VIRGINIA, INC. AND OGDEN AVIATION SERVICES, INC." (Circuit Ct., Fairfax Co., Index No. 183590) in which certain of the airlines seek recovery of cleanup costs arising from a spill of aviation fuel from a holding tank in October 1996 at the former tank farm operated by Ogden at Dulles International Airport for which they reimbursed Ogden. The plaintiffs include United Air Lines, Inc., the largest carrier that operated out of Dulles in 1996, as well as nine other airlines - Air France, America West Airlines, Inc., Austrian Airlines, British Airways PLC, Continental Airlines, Inc., Lufthansa A.G., Northwest Airlines, Inc., United Parcel Service Co., and Virgin Atlantic Airways, Ltd.

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

         Ogden Aviation Services, Inc. filed a motion to dismiss the complaint on the grounds that it was never a party to the fuel service agreements. Ogden Aviation Fueling Company of Virginia, Inc. filed a motion to dismiss the unjust enrichment claim and answered the claim arising under the contract. Both motions to dismiss were denied and the litigation will proceed. Ogden takes the position that fuel spill clean up costs were properly charged back to the plaintiff airlines pursuant to the terms of the controlling agreements and will defend its position in this litigation.

         (iii) Ogden New York Services, Inc. ("Ogden New York"), has resolved all liabilities to the Port Authority of New York and New Jersey associated with Ogden New York's operations at the Bulk and Satellite Tank Farms located at the John F. Kennedy International Airport in New York, New York. Ogden New York has reached an agreement in principle with the Port Authority under which it will make an upfront payment of $1,000,000 with additional payments tied to the extension of the lease totaling $1,200,000 from 1999 through 2008 ($200,000 for first 4 years and $100,000 for remaining 4 years).

         (iv) On January 4, 2000 and January 21, 2000, United Air Lines, Inc. ("United") and American Airlines, Inc. ("American) named Ogden New York in two separate lawsuits filed in the Supreme Court of the State of New York. The lawsuits seek judgment declaring that Ogden New York is responsible for petroleum contamination at airport terminals formerly or currently leased by United and American. Ogden New York moved to consolidate the two lawsuits on April 27, 2000.

         Both United and American allege that Ogden negligently caused discharges of petroleum at the airport and that Ogden is obligated to indemnify the airlines pursuant to the Fuel Services Agreements between Ogden and the respective airline. United and American further allege that Ogden is liable under New York's Navigation Law which imposes liability on persons responsible for discharges of petroleum and under common law theories of indemnity and contribution.

         The United complaint is asserted against Ogden, American, Delta, Northwest and American Eagle. United is seeking $1,540,000 in technical contractor costs and $432,000 in legal expenses related to the investigation and remediation of contamination at the airport, as well as a declaration that Ogden and the airline defendants are responsible for all or a portion of future costs that United may incur.

         The American complaint, which is asserted against both Ogden and United, sets forth essentially the same legal basis for liability as the United complaint. American is seeking reimbursement of all or a portion of $4,600,000 allegedly expended in cleanup costs and legal fees it expects to incur to complete an investigation and cleanup that it is conducting under an administrative order with the State Department of Environmental Conservation. The estimate of those sums alleged in the complaint is $70,000,000.

         Ogden disputes the allegations and believes that the damages sought are excessive in view of the Airlines' responsibility for the contamination under their respective leases and permits with the Port Authority. On May 1, 2000 Ogden filed a motion to dismiss the complaints on the ground that the controlling agreements limit the Airlines' recovery against Ogden to the coverage afforded under Ogden's insurance policies.

         (v) On December 23, 1999 Allied Services, Inc. was named as a third party defendant in an action filed in the Superior Court of the State of New Jersey. The third-party complaint alleges that Allied generated hazardous substances to a reclamation facility known as the Swope Oil and Chemical Company Site, and that contamination migrated from the Swope Oil Site to the Pennsauken Landfill and surrounding areas.

         Third-party plaintiffs seek contribution and indemnification from Allied and over 90 other third-party defendants for costs incurred and to be incurred to cleanup the Pennsauken landfill and surrounding areas.

         As a result of uncertainties regarding the source and scope of contamination, the large number of potentially responsible parties and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time.

         (vi) On January 12, 1998, the Province of Newfoundland filed an Information Against Airconsol Aviation Services Limited ("Airconsol") alleging that Airconsol violated provincial environmental laws in connection with a fuel spill on or about January 14, 1997 at Airconsol's fuel facility at the Deer Lake, Canada Airport. Airconsol contested the allegations and prevailed. The Court voided the Information. The Crown has appealed the Court's decision. The Company will continue to contest its alleged liability on appeal.

         (vii) The Company and/or certain subsidiaries have been advised by various authorities that they are responsible for investigation, remediation and/or corrective action in connection with fueling operations at various airports. Although the Company and/or its subsidiaries do not acknowledge any legal obligation to do so, the Company and/or its subsidiaries are cooperating with the government agencies in each matter to seek fair and reasonable solutions. In addition, the cost to the Company and/or its subsidiaries to comply with applicable environmental laws and regulations is generally reimbursed to the Company and/or its subsidiaries through the airlines.

(b)      Shareholder Litigation

         On September 22, October 1, and October 12, 1999, complaints (the "Complaints") denominated as class actions (the "Actions") were filed in the United States District Court for the Southern District of New York against the Company, the Company's former Chairman and Chief Executive, R. Richard Ablon, and Robert M. DiGia (incorrectly identified in the Complaints as the Chief Financial Officer and Senior Vice President of the Company). The Complaints, which are largely identical to one another, are brought by alleged shareholders of the Company and purport to assert claims under the federal securities laws. In general, the Complaints allege that the Company and the individual defendants disseminated false and misleading information during the period of March 11, 1999 through September 17, 1999 (the "Class Period") with respect to the Company's intended reorganization plans and its financial condition. The Complaints seek the certification of a class of all purchasers of Ogden Corporation common stock during the Class Period. By order dated December 22, 1999, the Actions have been consolidated for all purposes and lead plaintiffs and lead counsel have been appointed. On February 28, 2000 plaintiffs filed a consolidated amended compliant (the "Amended Compliant"). The Amended Complaint repeats the allegations made in the original complaints and adds new allegations with respect to the timing of the reporting of certain losses experienced by Ogden. In the Amended Complaint, Plaintiffs have added Raymond E. Dombrowski, Jr., Ogden's Senior Vice President and Chief Financial Officer, as a defendant. There has been no discovery in the Actions. While the Actions are at a very early stage, the Company believes it has meritorious defenses to the allegations made in the Complaints and intends to defend the Actions vigorously. On April 28, 2000 all defendants filed motion to dismiss the Actions, with prejudice.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)     Exhibits:

                          3        ARTICLES OF INCORPORATION AND BY-LAWS.

                          3.1 Ogden's Restated Certificate of Incorporation as amended.*

                          3.2      Ogden's By-Laws, as amended through
                                   April 8, 1998.*

                          4        INSTRUMENTS DEFINING RIGHTS OF SECURITY
                                   HOLDERS.

                          4.1 Fiscal Agency Agreement between Ogden and Bankers Trust Company, dated as of June 1, 1987, and Offering Memorandum dated June 12, 1987, relating to U.S. $85 million principal amount of 6% Convertible Subordinated Debentures Due 2002.*

                          4.2 Fiscal Agency Agreement between Ogden and Bankers Trust Company, dated as of October 15, 1987, and Offering Memorandum dated October 15, 1987 relating to U.S. $75 million principal amount of 5-3/4% Convertible Subordinated Debentures Due 2002.*

                          4.3 Indenture dated as of March 1, 1992 from Ogden Corporation to The Bank of New York, Trustee, relating to Ogden's $100 million principal amount of 9-1/4% Debentures due 2022.*

                          10       MATERIAL CONTRACTS

                          10.1        (a) U.S. $95 million Term Loan and
                                          Letter of Credit and Reimbursement
                                          Agreement among Ogden, Deutsche Bank
                                          AG, New York Branch, and the signatory
                                          Banks thereto, dated March 26, 1997.*

                                      (b) Credit Agreement by and among Ogden,
                                          The Bank of New York, as Agent, and
                                          the signatory Lenders thereto dated
                                          as of June 30, 1997.*

                                          (i)     Amendment No. 1 and Waiver No.
                                                  1 under Credit Agreement,
                                                  effective as of August 18,
                                                  1999.

                                          (ii)    Amendment No. 2 to Credit
                                                  Agreement, effective as of
                                                  December 20, 1999.

                                          (iii)   Amendment No. 3 to Credit
                                                  Agreement, effective as of
                                                  March 31, 2000.

                          10.2 Rights Agreement between Ogden Corporation and Manufacturers Hanover Trust Company, dated as of September 20, 1990.*

                          10.3     Executive Compensation Plans and Agreements.

                                      (a) Ogden Corporation 1990 Stock Option
                                          Plan Amended and Restated as of
                                          January 19, 1994.*

                                          (i)     Amendment adopted and
                                                  effective as of September 18,
                                                  1997.*

                                      (b) Ogden Corporation 1999 Stock
                                          Incentive Plan Amended and Restated
                                          as of January 1, 2000.*

                                      (c) Ogden Services Corporation Select
                                          Savings Plan Trust Amendment and
                                          Restatement as of January 1, 1995.*

                                           (i)    Amendment Number One to the
                                                  Ogden Services Corporation
                                                  Select Savings Plan, effective
                                                  January 1, 1998.*

                                      (d) Ogden Corporation Restricted Stock
                                          Plan and Restricted Stock
                                          Agreement.*

                                      (e) Ogden Corporation Restricted Stock
                                          Plan for Non-Employee Directors and
                                          Restricted Stock Agreement.*

                                      (f) Ogden Corporation Core Executive
                                          Benefit Program.*

                                      (g) Ogden Projects Supplemental Pension
                                          and Profit Sharing Plans.*

                                      (h) Ogden Projects Core Executive
                                          Benefit Program.*

                                      (i) Ogden Corporation Executive
                                          Performance Incentive Plan.*

                                      (j) Ogden Key Management Incentive
                                          Plan.*

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

                                      (f) Employment Agreement between Ogden
                                          Corporation and Rodrigo Arboleda,
                                          Senior Vice President dated January
                                          1, 1997.*

                                          (i)     Letter Amendment to Employment
                                                  Agreement between Ogden
                                                  Corporation and Rodrigo
                                                  Arboleda, Senior Vice
                                                  President, effective as of
                                                  October 1, 1998.*

                                      (g) Employment Agreement between Ogden
                                          Energy Group, Inc. and Bruce W.
                                          Stone, dated May 1, 1999.*

                                      (h) Employment Agreements between Ogden
                                          and Jesus Sainz, Executive Vice
                                          President, effective as of January
                                          1, 1998.*

                                          (i)     Letter Amendment to Employment
                                                  Agreement between Ogden
                                                  Corporation and Jesus Sainz,
                                                  Executive Vice President,
                                                  effective as of October 1,
                                                  1998.*

                                      (i) Employment Agreement between Peter
                                          Allen, Senior Vice President, and
                                          Ogden Corporation dated July 1,
                                          1998.*

                                      (j) Employment Agreement between Ogden
                                          Corporation and Raymond E.
                                          Dombrowski, Jr., Senior Vice
                                          President and C.F.O., dated as of
                                          September 21, 1998.*

                          11 Detail of Computation of Earnings Per Share Applicable to Common Stock.

                          27       Financial Data Schedule (EDGAR Filing Only).

o Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.

                  (b)     Reports on Form 8-K

                                    A Form 8-K Current Report dated March 29,
                                    2000 was filed on April 3, 2000 and is
                                    incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OGDEN CORPORATION

                                           (Registrant)


Date: May 22, 2000                         By /s/ RAYMOND E. DOMBROWSKI, JR.
                                              ---------------------------------
                                                     Raymond E. Dombrowski, Jr.
                                                     Senior Vice President
                                                     and Chief Financial
                                                     Officer


Date: May 22, 2000                         By: /s/ WILLIAM J. METZGER
                                               --------------------------------
                                                     William J. Metzger
                                                     Vice President and
                                                     Chief Accounting Officer

EXHIBIT NO.         DESCRIPTION OF DOCUMENT                           FILING INFORMATION
-----------         -----------------------                           ------------------
3                   ARTICLES OF INCORPORATION AND BY-LAWS.

3.1                 Ogden's Restated Certificate of Incorporation     Filed as Exhibit (3)(a) to Ogden's Form 10-K for
                    as amended.                                       the fiscal year ended December 31, 1988 and
                                                                      incorporated herein by reference.

3.2                 Ogden By-Laws as amended.                         Filed as Exhibit 3.2 to Ogden's Form 10-Q for the
                                                                      quarterly period ended March 31, 1998 and
                                                                      incorporated herein by reference.

4                   INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
                    -----------------------------------------------

4.1                 Fiscal Agency Agreement between Ogden and         Filed as Exhibits (C)(3) and (C)(4) to Ogden's
                    Bankers Trust Company, dated as of June 1, 1987   Form 8-K filed with the Securities and Exchange
                    and Offering Memorandum dated June 12, 1987,      Commission on July 7, 1987 and incorporated
                    relating to U.S. $85 million principal amount of  herein by reference.
                    6% Convertible Subordinated Debentures Due 2002.

4.2                 Fiscal Agency Agreement between Ogden and         Filed as Exhibit (4) to Ogden's Form S-3
                    Bankers Trust Company, dated as of October 15,    Registration Statement filed with the Securities
                    1987, and Offering Memorandum dated October       and Exchange Commission on December 4, 1987,
                    15, 1987, relating to U.S. $75 million            Registration No. 33-18875, and incorporated
                    principal amount of 5-3/4% Convertible            herein by reference.
                    Subordinated Debentures Due 2002.

4.3                 Indenture dated as of March 1, 1992 from Ogden    Filed as Exhibit (4)(C) to Ogden's Form 10-K for
                    Corporation to The Bank of New York, Trustee,     fiscal year ended December 31, 1991, and
                    relating to Ogden's $100 million principal        incorporated herein by reference.
                    amount of 9-1/4% Debentures Due 2022.

10                  MATERIAL CONTRACTS

10.1(a)             U.S. $95 million Term Loan and Letter of Credit   Filed as Exhibit 10.6 to Ogden's Form 10-Q for
                    and Reimbursement Agreement among Ogden, the      the quarterly period ended March 31, 1997 and
                    Deutsche Bank AG, New York Branch, and the         incorporated herein by reference.
                    signatory Banks thereto, dated March 26, 1997.



EXHIBIT NO.         DESCRIPTION OF DOCUMENT                           FILING INFORMATION
-----------         -----------------------                           ------------------
10.1(b)             Credit Agreement among Ogden, The Bank of New     Filed as Exhibit 10.1(i) to Ogden's Form 10-Q for
                    York, as Agent, and the signatory Lenders         the quarterly period ended June 30, 1997 and
                    thereto, dated as of June 30, 1997.               incorporated herein by reference.

                    (i)     Amendment No. 1 and Waiver No. 1 under    Transmitted herewith as Exhibit 10(b)(i).
                            Credit Agreement, effective as of
                            August 18, 1999.

                    (ii)    Amendment No. 2 to Credit Agreement,      Transmitted herewith as Exhibit 10(b)(ii).
                            effective as of December 20, 1999.

                    (iii)   Amendment No. 3 to Credit Agreement,
                            effective as of March 31, 2000.           Transmitted herewith as Exhibit 10(b)(iii).

10.2                Rights Agreement between Ogden Corporation and    Filed as Exhibit (10)(h) to Ogden's Form 10-K for
                    Manufacturers Hanover Trust Company, dated as     the fiscal year ended December 31, 1990 and
                    of September 20, 1990 and amended August 15,      incorporated herein by reference.
                    1995 to provide The Bank of New York as successor agent.

10.3                EXECUTIVE COMPENSATION PLAN AND AGREEMENTS.

                    (a) (i)  Ogden Corporation 1990 Stock             Filed as Exhibit 10.6(b)(i) to Ogden's
                             Option Plan  Amended and Restated        Form 10-Q as for the quarterly period ended
                             as of January 19, 1994.                  September 30, 1994 and incorporated
                                                                      herein by reference.

                       (ii)  Amendment to the Ogden Corporation       Filed as Exhibit 10.7(a)(ii) to Ogden's Form 10-K
                             1990 Stock Option Plan as Amended        for fiscal period ended December 31, 1997 and
                             and  Restated effective as of            incorporated herein by reference.
                             September  18, 1997.

                    (b)      Ogden Corporation  1999 Stock            Filed as Exhibit 10.3(b)(i) to Ogden's Form 10-K
                             Incentive Plan  Amended  and             for the fiscal year ended December 31, 1999 and
                             Restated as  of  January  1, 2000.       incorporated herein by reference.


                    (c)      Ogden Services Corporation Select        Filed as Exhibit 10.7 (e) (i) to Ogden's Form
                             Savings Plan Trust Amendment and         10-K for the fiscal year ended December 31, 1994
                             Restatement as of January 1, 1995.       and incorporated herein by reference.



EXHIBIT NO.         DESCRIPTION OF DOCUMENT                           FILING INFORMATION
-----------         -----------------------                           ------------------
                    (i)               Amendment Number One to the     Filed as Exhibit 10.7 (c)(ii) to Ogden's Form
                                      Ogden Services Corporation      10-K for the fiscal year ended December 31, 1997
                                      Select Savings Plan,            and incorporated herein by reference.
                                      effective January 1,
                                      1998.

                    (d)      Ogden Corporation Restricted Stock       Filed as Exhibit 10.3(e)(i) to Ogden's Form 10-K
                             Plan and Restricted Stock Agreement.     for the fiscal year ended December 31, 1999 and
                                                                      incorporated herein by reference.

                    (e)      Ogden Corporation Restricted Stock       Filed as Exhibit 10.3 (e)(ii) to Ogden's Form
                             Plan for Non-Employee Directors and      10-K for the fiscal year ended December 31, 1999
                             Restricted Stock Agreement.              and incorporated herein by reference.


                    (f)      Ogden Corporation Core Executive         Filed as Exhibit  10.8(q) to Ogden's Form 10-K for
                             Benefit Program.                         fiscal   year   ended   December   31,   1992  and
                                                                      incorporated herein by reference.


                    (g)      Ogden Projects Supplemental Pension      Filed as Exhibit 10.8(t) to Ogden's Form 10-K for
                             and Profit Sharing Plans.                fiscal year ended December 31, 1992 and
                                                                      incorporated herein by reference.

                    (h)      Ogden Projects Core Executive Benefit    Filed as Exhibit 10.8(v) to Ogden's Form 10-K for
                             Program.                                 fiscal year ended December 31, 1992 and
                                                                      incorporated herein by reference.


                    (i)      Ogden Corporation Executive              Filed as Exhibit 10.3(m) to Ogden's Form 10-K for
                             Performance Incentive Plan.              the fiscal year ended December 31, 1999 and
                                                                      incorporated herein by reference.


                    (j)      Ogden Key Management Incentive           Filed as Exhibit 10.7(p) to Ogden's Form 10-K for
                             Plan.                                    the fiscal year ended December 31, 1997 and
                                                                      incorporated herein by reference.

10.4                Employment Agreements



EXHIBIT NO.         DESCRIPTION OF DOCUMENT                           FILING INFORMATION
-----------         -----------------------                           ------------------
                    (a)      Employment Letter Agreement between      Filed as Exhibit 10.4(a) to Ogden's Form 10-K for
                             Ogden Corporation and Lynde H. Coit,     the fiscal year ended December 31, 1998 and
                             Senior Vice President and General        incorporated herein by reference.
                             Counsel dated March 1, 1999.

                    (b)      Employment Agreement between R.          Filed as Exhibit 10.3(h) to Ogden's Form 10-Q for
                             Richard Ablon and Ogden dated as of      the quarterly period ended June 30, 1998 and
                             January 1, 1998.                         incorporated herein by reference.

                    (c)      Separation Agreement between Ogden       Filed as Exhibit 10.8(c) to Ogden's Form 10-Q for
                             Corporation and Philip G. Husby,         the quarterly period ended September 30, 1998 and
                             Senior Vice President and C.F.O.,        incorporated herein by reference.
                             dated as of September 17, 1998.

                    (d)      Employment Agreement between Scott G.    Filed as Exhibit 10.8(e) to Ogden's Form 10-Q for
                             Mackin, Executive Vice President, and    the quarter ended September 30, 1998 and
                             Ogden Corporation dated as of October    incorporated herein by reference.
                             1, 1998.

                    (e)      Employment Agreement between Ogden       Filed as Exhibit 10.8(i) to Ogden's Form 10-K for
                             Corporation and David L. Hahn, Senior    fiscal year ended December 31, 1995 and
                             Vice President - Aviation, dated         incorporated herein by reference.
                             December 1, 1995.

                              (i)     Letter Amendment to             Filed as Exhibit 10.8(f)(i) to Ogden's Form 10-Q
                                      Employment Agreement between    for the quarterly period ended September 30, 1998
                                      Ogden Corporation and David     and incorporated herein by reference.
                                      L. Hahn, effective as of
                                      October 1, 1998.

                    (f)      Employment Agreement between Ogden       Filed as Exhibit 10.8(j) to Ogden's Form 10-K for
                             Corporation and Rodrigo Arboleda,        fiscal year ended December 31, 1996 and
                             Senior Vice President dated January 1,   incorporated herein by reference.
                             1997.

                              (i)     Letter Amendment to             Filed as Exhibit 10.8(g)(i) to Ogden's Form 10-Q
                                      Employment Agreement between    for the quarterly period ended September 30, 1998
                                      Ogden Corporation and Rodrigo   and incorporated herein by reference.
                                      Arboleda, Senior Vice
                                      President, effective as of
                                      October 1, 1998.



EXHIBIT NO.         DESCRIPTION OF DOCUMENT                           FILING INFORMATION
-----------         -----------------------                           ------------------

                    (g)      Employment Agreement between Ogden       Filed as Exhibit 10.4(g) to Ogden's Form 10-K for
                             Energy Group, Inc. and Bruce W. Stone,   fiscal year ended December 31, 1999 and
                             dated May 1, 1999.                       incorporated herein by reference.

                    (h)      Employment Agreements between Ogden      Filed as Exhibit 10.8(m) to Ogden's Form 10-K for
                             and Jesus Sainz, Executive Vice          the fiscal year ended December 31, 1997 and
                             President, effective as of January 1,    incorporated herein by reference.
                             1998.

                             (i)      Letter Amendment to             Filed as Exhibit 10.8(j)(i) to Ogden's Form 10-Q
                                      Employment Agreement between    for the quarter ended September 30, 1998 and
                                      Ogden Corporation and Jesus     incorporated herein by reference.
                                      Sainz, Executive Vice
                                      President, effective as of
                                      October 1, 1998.

                    (i)      Employment Agreement between Peter       Filed as Exhibit 10.3(M)(1) to Ogden's Form 10-Q
                             Allen, Senior Vice President, and        for the quarterly period ended June 30, 1998 and
                             Ogden Corporation dated July 1, 1998.    incorporated herein by reference.

                    (j)      Employment Agreement between Ogden       Filed as Exhibit 10.4(m) to Ogden's Form 10-Q for
                             Corporation and Raymond E. Dombrowski,   the quarter ended September 30, 1998 and
                             Jr., Senior Vice President and C.F.O.,   incorporated herein by reference.
                             dated as of September 21, 1998.

11                  Ogden Corporation and Subsidiaries Detail of      Transmitted herewith as Exhibit 11.
                    Computation of Earnings Per Share Applicable to
                    Common Stock.

27                  Financial Data Schedule.                          Transmitted herewith as Exhibit 27.