Form 10-K/A
period 1999-12-31
OGDEN CORP
filed 2000-06-15
CIK 73902

================================================================================
                                 Amendment No. 2
                                       to

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

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________
                         COMMISSION FILE NUMBER: 1-3122

                                OGDEN CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       13-5549268
---------------------------------           -----------------------------------
  (State or Other Jurisdiction              (I.R.S. Employee Identification No.)
of Incorporation or Organization)

 TWO PENNSYLVANIA PLAZA, NEW YORK, N.Y.                    10121
----------------------------------------                 ----------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number including area code - (212) 868-6000

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
Title of each class                                    Which Registered
                                                   ------------------------
Common Stock, par value
$.50 per share                                     New York Stock Exchange

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

The number of shares of the registrant's Common Stock outstanding as of March 31, 2000 was 49,495,891 shares. The following documents are hereby incorporated by reference into this Form 10-K:

         The only change to Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA is to add an Independent Auditors' Report on the Consolidated Financial Statement Schedule and an Independent Auditors' consent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                  INDEX


                                                                            Page
                                                                           ------
Statements of Consolidated Income and Comprehensive Income
  for the Years ended December 31, 1999, 1998 and 1997                          63
Consolidated Balance Sheets - December 31, 1999 and 1998                        64
Statement of Shareholders' Equity - for the Years
  ended December 31, 1999, 1998 and 1997                                        65
Statement of Consolidated Cash Flows
  for the Years ended December 31, 1999, 1998 and 1997                          66
Notes to Consolidated Financial Statements                                  67-126
Independent Auditors' Report                                                   127
Report of Management                                                           128
Quarterly Results of Operations                                                129
Financial Statement Schedules                                              130-132
Schedules II - Valuation and Qualifying Accounts
  for the Years ended December 31, 1999, 1998 and 1997
Independent Auditors' Report                                                  132A
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto


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

Independent Auditors' Report
The Board of Directors and Shareholders of Ogden Corporation:

We have audited the consolidated financial statements of Ogden Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 30, 2000; such report is included as part of this Annual Report on Form 10-K/A for the year ended December 31, 1999. Our audits also included the consolidated financial statement schedule of Ogden Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New York, New York
March 30, 2000



                                       132A

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OGDEN CORPORATION

DATE: JUNE 12, 2000
                                           By SCOTT G. MACKIN*
                                              ------------------------
                                              Scott G. Mackin
                                              President and Chief Executive
                                              Officer

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

SIGNATURE                                  TITLE                                                     DATE
SCOTT G. MACKIN*                           President, Chief Executive Officer and Director       June 12, 2000
--------------------------------
SCOTT G. MACKIN

RAYMOND E. DOMBROWSKI, JR.*                Senior Vice President and Chief Financial Officer     June 12, 2000
--------------------------------
RAYMOND E. DOMBROWSKI, JR.

/S/ WILLIAM J. METZGER                     Vice President and Chief Accounting Officer           June 12, 2000
--------------------------------
WILLIAM J. METZGER

DAVID M. ABSHIRE*                          Director                                              June 12, 2000
--------------------------------
DAVID M. ABSHIRE

ANTHONY J. BOLLAND*                        Director                                              June 12, 2000
--------------------------------
ANTHONY J. BOLLAND




NORMAN G. EINSPRUCH*                       Director                                              June 12, 2000
--------------------------------
NORMAN G. EINSPRUCH

GEORGE L. FARR*                            Director                                              June 12, 2000
--------------------------------
GEORGE L. FARR

JEFFREY F. FRIEDMAN*                       Director                                              June 12, 2000
--------------------------------
JEFFREY F. FRIEDMAN

ATTALLAH KAPPAS*                           Director                                              June 12, 2000
--------------------------------
ATTALLAH KAPPAS

JUDITH D. MOYERS*                          Director                                              June 12, 2000
--------------------------------
JUDITH D. MOYERS

HOMER A. NEAL*                              Director                                             June 12, 2000
--------------------------------
HOMER A. NEAL

ROBERT E. SMITH*                           Director                                              June 12, 2000
--------------------------------
ROBERT E. SMITH

HELMUT F.O. VOLCKER*                       Director                                              June 12, 2000
--------------------------------
HELMUT F.O. VOLCKER

* By:    /s/ William J. Metzger
         ----------------------------
         Attorney-in-fact