Form 10-Q
period 2000-06-30
OGDEN CORP
filed 2000-08-21
CIK 73902

                                    FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------


(MARK ONE)
----------
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------------------------------------------------------------------
                              EXCHANGE ACT OF 1934
                              --------------------
FOR THE QUARTERLY PERIOD ENDED      JUNE 30, 2000
--------------------------------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    ----------------------------

Commission file number    1-3122
                     -----------------------------------------------------------

                               OGDEN CORPORATION
                               -----------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                 13-5549268
      --------                                 ----------
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

Yes  X         No
   ----          ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000; 49,621,946 shares of Common Stock, $.50 par value per share.

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME


                                                    FOR THE SIX MONTHS         FOR THE THREE MONTHS
                                                          ENDED                     ENDED
                                                         JUNE 30,                  JUNE 30,
                                                    2000         1999         2000          1999
                                                  ---------    ---------    --------     ---------
                                                   (In Thousands of Dollars, Except per Share Data)

Service revenues                                  $ 435,498    $ 387,622    $ 231,333    $ 204,794
Net sales                                            19,950       26,538       10,321       13,507
Construction revenues                                41,727       67,870       18,881       33,769
Net (loss) gain on disposition of
  businesses                                           (634)       4,864
                                                  ---------    ---------    ---------    ---------
   Total revenues                                   496,541      486,894      260,535      252,070
                                                  ---------    ---------    ---------    ---------

Operating costs and expenses                        323,190      266,425      165,668      130,866
Costs of goods sold                                  18,123       29,139        7,895       15,833
Construction costs                                   44,269       65,209       22,911       32,934
Selling, administrative and
general expenses                                     49,428       43,062       28,091       23,757
Debt service charges                                 46,373       46,699       22,879       23,936
                                                  ---------    ---------    ---------    ---------
   Total costs and expenses                         481,383      450,534      247,444      227,326
                                                  ---------    ---------    ---------    ---------

Consolidated operating income                        15,158       36,360       13,091       24,744
Equity in net income of
investees and joint ventures                          7,457        5,944        4,447        2,474
Interest income                                       2,676        2,797        1,703          702
Interest expense                                    (20,892)     (16,373)     (11,434)      (8,405)
Other income (deductions)-net                       (17,404)       5,174      (17,359)       5,108
                                                  ---------    ---------    ---------    ---------

Income (loss) from continuing operations
before income taxes, minority
interests, and the cumulative effect of
change in accounting principle                      (13,005)      33,902       (9,552)      24,623
Income taxes                                            581      (11,033)         (22)      (8,029)
Minority interests                                   (2,164)      (2,542)        (840)        (326)
                                                  ---------    ---------    ---------    ---------

Income (loss) from continuing operations            (14,588)      20,327      (10,414)      16,268
                                                  ---------    ---------    ---------    ---------
Discontinued operations:
 Income (loss) from operations of
 discontinued Aviation and Entertainment
 segments (net of income taxes YTD, 2000,
 ($11,544); 1999,$12,425;
 QTR, 2000, ($ 3,867); 1999,$ 7,783)                (26,662)      15,186       (1,352)       8,724
 Loss on disposal of Aviation and
 Entertainment segments, including provision of
 $8,500 for operating losses through
 disposition, (less applicable income
 taxes of ($1,210))                                 (65,137)                  (65,137)
                                                  ---------    ---------    ---------    ---------
Income (loss) from discontinued operations          (91,799)      15,186      (66,489)       8,724
                                                  ---------    ---------    ---------    ---------
Cumulative effect of change in accounting
principle (net of income taxes of $1,313)                         (3,820)
                                                  ---------    ---------    ---------    ---------
Net Income (Loss)                                  (106,387)      31,693      (76,903)      24,992
                                                  ---------    ---------    ---------    ---------

Other Comprehensive Income, Net of Tax:
Foreign currency translation adjustments             (7,700)      (7,357)      (2,826)      (1,152)
Unrealized holding losses arising
 during period                                          (17)        (549)                     (429)
                                                  ---------    ---------    ---------    ---------
Other comprehensive income                           (7,717)      (7,906)      (2,826)      (1,581)
                                                  ---------    ---------    ---------    ---------
Comprehensive income (loss)                       $(114,104)   $  23,787    $ (79,729)   $  23,411
                                                  =========    =========    =========    =========

BASIC EARNINGS PER SHARE:
Income (loss) from continuing
 operations                                       $   (0.30)   $    0.41    $   (0.21)   $    0.33
Income (loss) from discontinued operations            (1.85)        0.31        (1.34)        0.18
Cumulative effect of change
in accounting principle                                            (0.08)
                                                  ---------    ---------    ---------    ---------
Net Income (loss)                                 $   (2.15)   $    0.64    $   (1.55)   $    0.51
                                                  =========    =========    =========    =========

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing
 operations                                       $   (0.30)   $    0.41    $   (0.21)   $    0.33
Income (loss) from discontinued operations            (1.85)        0.31        (1.34)        0.17
Cumulative effect of change in
accounting principle                                               (0.08)
                                                  ---------    ---------    ---------    ---------
Net Income (Loss)                                 $   (2.15)   $    0.64    $   (1.55)   $    0.50
                                                  =========    =========    =========    =========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                        JUNE 30,    DECEMBER 31,
                                                          2000          1999
                                                     -----------    ------------
                                                       (In Thousands of Dollars)
ASSETS
------
Current Assets:
Cash and cash equivalents                             $   119,553   $   101,020
Restricted cash - intended to repay debt                  177,548
Restricted funds held in trust                            102,701       103,662
Receivables (less allowances: 2000,
$25,666 and 1999, $17,942)                                272,746       294,051
Inventories                                                10,504        10,767
Deferred income taxes                                      36,939        36,189
Other                                                      84,827        79,052
Net assets of discontinued operations                     221,939       568,146
                                                      -----------   -----------
  Total current assets                                  1,026,757     1,192,887
Property, plant and equipment-net                       1,817,050     1,841,811
Restricted funds held in trust                            150,372       166,784
Unbilled service and other receivables                    160,512       159,457
Unamortized contract acquisition costs                     94,576        94,998
Goodwill and other intangible assets                       15,445        12,520
Investments in and advances to investees and
 joint ventures                                           201,744       180,523
Other assets                                               69,971        78,168
                                                      -----------   -----------

Total Assets                                          $ 3,536,427   $ 3,727,148
                                                      ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
Current Liabilities:
Current portion of long-term debt                     $   114,425   $   113,815
Current portion of project debt                           124,039        80,383
Accounts payable                                           56,099        75,169
Accrued expenses, etc                                     332,032       360,155
Deferred income                                            36,518        45,806
                                                      -----------   -----------
  Total current liabilities                               663,113       675,328
Long-term debt                                            340,809       344,945
Project debt                                            1,317,023     1,390,832
Deferred income taxes                                     382,468       380,812
Deferred income                                           177,342       182,663
Other liabilities                                         142,909       127,559
Minority interests                                         33,569        33,309
Convertible subordinated debentures                       148,650       148,650
                                                      -----------   -----------
  Total Liabilities                                     3,205,883     3,284,098
                                                      -----------   -----------

Shareholders' Equity:
Serial cumulative convertible preferred stock,
par value $1.00 per share; authorized 4,000,000
shares; shares outstanding: 36,742 in 2000, and
39,246 in 1999, net of treasury shares of 29,820
in 2000 and 1999                                               37            39

Common stock, par value $.50 per share; authorized,
80,000,000 shares; shares outstanding: 49,621,946
in 2000 and 49,468,195 in 1999, net of treasury
shares of 4,281,697 and 4,405,103 in 2000 and 1999,
respectively                                               24,811        24,734
Capital surplus                                           185,472       183,915
Earned surplus                                            148,761       255,182
Accumulated other comprehensive income                    (28,537)      (20,820)
                                                      -----------   -----------

Total Shareholders' Equity                                330,544       443,050
                                                      -----------   -----------

Total Liabilities and Shareholders' Equity            $ 3,536,427   $ 3,727,148
                                                      ===========   ===========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                               Six Months Ended                 Year Ended
                                                 June 30, 2000               December 31, 1999
                                              Shares      Amounts           Shares          Amounts
                                              -------------------           -----------------------
                                              (In Thousands of Dollars, Except Per Share Amounts)

Serial Cumulative Convertible Preferred
Stock, Par Value $1.00 Per Share;
authorized 4,000,000 Shares:
Balance at beginning of period                  69,066    $         69          72,038    $         73
Shares converted into common stock              (2,504)             (2)         (2,972)             (4)
                                           -----------    ------------    ------------    ------------
Total                                           66,562              67          69,066              69
Treasury shares                                (29,820)            (30)        (29,820)            (30)
                                           -----------    ------------    ------------    ------------
Balance at end of period (aggregate
 involuntary liquidation value - 2000,
 $740)                                          36,742              37          39,246              39
                                           -----------    ------------    ------------    ------------

Common Stock, Par Value $.50 Per Share;
Authorized, 80,000,000 shares:
Balance at beginning of period              53,873,298          26,937      53,507,952          26,754
Exercise of stock options                                                      155,801              78
Shares issued for acquisition                   15,390               8         191,800              96
Conversion of preferred shares                  14,955               7          17,745               9
                                           -----------    ------------    ------------    ------------
Total                                       53,903,643          26,952      53,873,298          26,937
                                           -----------    ------------    ------------    ------------
Treasury shares at beginning of period       4,405,103           2,203       4,561,963           2,281
Purchase of treasury shares                                                    102,000              51
Issuance of restricted stock                  (123,406)            (62)
Exercise of stock options                                                     (258,860)           (129)
                                           -----------    ------------    ------------    ------------
Treasury shares at end of period             4,281,697           2,141       4,405,103           2,203
                                           -----------    ------------    ------------    ------------

Balance at end of period                    49,621,946          24,811      49,468,195          24,734
                                           -----------    ------------    ------------    ------------

Capital Surplus:
Balance at beginning of period                                 183,915                         173,413
Exercise of stock options                                                                        8,061
Issuance of restricted stock                                     1,390
Shares issued for acquisition                                      172                           4,904
Purchase of treasury shares                                                                     (2,458)
Conversion of preferred shares                                      (5)                             (5)
                                                          ------------                    ------------

Balance at end of period                                       185,472                         183,915
                                                          ------------                    ------------

Earned Surplus:
Balance at beginning of period                                 255,182                         367,984
Net Loss                                                      (106,387)                        (81,961)
                                                          ------------                    ------------
Total                                                          148,795                         286,023
                                                          ------------                    ------------
Preferred dividends-per share 2000,
$.9375 and 1999,$3.35                                               34                             137
Common dividends-per share 1999, $.625                                                          30,704
                                                          ------------                    ------------
Total dividends                                                     34                          30,841
                                                          ------------                    ------------

Balance at end of period                                       148,761                         255,182
                                                          ------------                    ------------

Cumulative Translation Adjustment-Net                          (28,363)                        (20,663)
                                                          ------------                    ------------
Minimum Pension Liability Adjustment                              (307)                           (307)
                                                          ------------                    ------------
Net Unrealized Gain on Securities
 Available For Sale                                                133                             150
                                                          ------------                    ------------

CONSOLIDATED SHAREHOLDERS' EQUITY                         $    330,544                    $    443,050
                                                          ============                    ============


OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      FOR THE SIX MONTHS ENDED
                                                              JUNE 30,
                                                         2000          1999
                                                      -----------   ---------
                                                      (In Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $(106,387)   $  31,693
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided by (Used in) Operating
Activities of Continuing Operations:
Loss (income) from discontinued operations               91,799      (15,186)
Depreciation and amortization                            51,294       42,568
Deferred income taxes                                    (1,188)      14,632
Cumulative effect of change in accounting principle                    3,820
Other                                                     8,176      (14,720)
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                              (5,628)      (4,804)
Inventories                                                 110        3,482
Other assets                                             (1,183)       3,302
Increase (Decrease) in Liabilities:
Accounts payable                                        (17,399)      22,398
Accrued expenses                                        (37,397)     (23,639)
Deferred income                                         (10,138)        (609)
Other liabilities                                        11,885      (45,199)
                                                      ---------    ---------
Net cash provided by (used in) operating
 activities of continuing operations                    (16,056)      17,738
                                                      ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business and other                  4,848        9,760
Proceeds from sale of property, plant and equipment       3,626          345
Proceeds from sale of marketable securities
 available for sale                                       3,692       44,685
Entities purchased, net of cash acquired                             (69,494)
Investments in facilities                               (17,908)     (21,480)
Other capital expenditures                               (9,645)      (7,914)
Decrease in other receivables                             3,501          338
Distributions from investees and joint ventures           5,828        7,600
Increase in investments in and advances to
 investees and joint ventures                           (19,740)     (20,992)
                                                      ---------    ---------

Net cash used in investing activities of
continuing operations                                   (25,798)     (57,152)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for facilities                                61,605        3,816
New debt                                                  1,755       65,318
Decrease (increase) in funds held in trust               17,369       (7,421)
Increase in restricted cash                            (177,548)
Payment of debt                                         (95,444)     (23,501)
Dividends paid                                              (34)     (30,762)
Purchase of treasury shares                                           (2,509)
Proceeds from exercise of stock options                                3,412
Other                                                    (1,904)      (3,324)
                                                      ---------    ---------

Net cash provided by (used in) financing
 activities of continuing operations                   (194,201)       5,029
                                                      ---------    ---------


Net cash provided by (used in)
 discontinued operations                                254,588      (85,851)
                                                      ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            18,533     (120,236)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        101,020      181,169
                                                      ---------    ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 119,553    $  60,933
                                                      =========    =========

                       OGDEN CORPORATION AND SUBSIDIARIES
                                  JUNE 30, 2000


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

The accompanying financial statements for the prior periods have been reclassified as to certain amounts to conform with the 2000 presentation.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. The Company will adopt SFAS No. 133 on January 1, 2001 and is in the process of determining the impact that adoption of this SFAS will have on the Company's financial position and results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB provides guidance on the recognition, presentation, and disclosure of revenue, and will be implemented by the Company in the quarter ending December 31, 2000. The Company continues to study the SAB, however, it is anticipated that its adoption will not materially affect the Company's consolidated financial position and results of operations.

DISCONTINUED OPERATIONS:
On September 29, 1999, the Board of Directors of the Company approved a plan to dispose of all of the operations of the Entertainment and Aviation segments and to report the results of operations from those segments prospectively as Discontinued Operations. Information for two segments previously reflected under the segment headings "Energy" and "Other" are now reported as Continuing Operations and will continue to be reported under those headings. At June 30, 2000, the Company had approximately $222,000,000 in net assets associated with its discontinued operations. In addition, the Company had associated debt with respect to the discontinued operations of approximately $39,000,000. Since September 29, 1999 the Company has retained financial advisors to assist it in determining how best to group the assets to maximize sales proceeds. As part of that process, in the second quarter of 2000, the Company closed transactions for the sales of its Themed Parks and Attractions, including its Jazzland theme park, its Food and Beverage/Venue Management business and its airport privatization business in Argentina. Further, the Company announced the sale of its Aviation Ground Service business and expects to close that sale transaction within the next sixty days. The Company is currently in various phases of negotiations with respect to the disposition of the remaining Aviation and Entertainment businesses. Finally, certain aspects of the businesses will require the Company to pay monies to terminate leases or cancel other contractual commitments. As a result of the final negotiations on the above-mentioned transactions and contract, and the progress made on the sale of the other Aviation and Entertainment businesses, the Company revised the net realized value of these segments and reported a net charge of $65,100,000 which includes $7,300,000 representing estimated after tax operating losses of the discontinued operations from July 1, 2000 through their respective anticipated dates of disposal. This, combined with net losses of $1,400,000 from those segments' operations, resulted in a loss from discontinued operations of $66,500,000 for the three months ended June 30, 2000.

Net sales and income (loss) from discontinued operations are as follows:

                                Six Months Ended        Three Months Ended
                                    JUNE 30,                  JUNE 30,
                             -----------------------    ----------------------
                                2000         1999         2000         1999
                                ----         ----         ----         ----
                                       (In Thousands of Dollars)

Revenues                     $303,049       $370,470    $147,444      $208,748
                             ========       ========    ========      ========

(Loss) on Disposition of
 Discontinued Businesses      (66,347)                   (66,347)
                             --------                   --------

Income (Loss) Before
 Income Taxes and Minority
 Interest                    (104,466)        27,824     (71,433)       16,983

Provision (Benefit) for
Income Taxes                  (12,754)        12,425      (5,077)       7,783

Minority Interests                 87            213         133          476
                             --------       --------     --------     --------

Income (Loss) from Dis-
continued Operations         $(91,799)      $ 15,186    $(66,489)     $  8,724
                             ========       ========     ========     ========


Net assets of discontinued operations were as follows:

                                            JUNE 30, 2000   DECEMBER 31, 1999
                                            -------------   -----------------
                                                (In Thousands of Dollars)

Current Assets                              $ 118,698       $ 221,200
Property, Plant and Equipment - Net            81,695         375,211
Other Assets                                  206,939         336,700
Notes Payable, and Current Portion of
  Long-Term Debt                              (35,305)        (51,081)
Other Current Liabilities                    (110,772)       (142,327)
Long-Term Debt                                 (3,335)       (108,681)
Other Liabilities                             (35,981)        (62,876)
                                            ---------       ---------

Net Assets of Discontinued Operations       $ 221,939       $ 568,146
                                            =========       ==========


SPECIAL CHARGES:

As a result of the Company's Board of Directors' plan to dispose of its Aviation and Entertainment businesses and close its New York City headquarters, and its plan to exit other non-core businesses, the Company incurred various expenses in 1999 which were recognized in its continuing and discontinued operations. Of those charges, certain cash charges related to severance costs, mainly for New York City-based employees, and contract termination costs of its former Chairman and Chief Executive Officer, were to be paid over time. The following is a summary of those costs and related payments during the three months ended June 30, 2000 (expressed in thousands of dollars):

                                       Additional
                                       Provisions     Amounts Paid
                                       During Three   During Three
                          Balance at   Months Ended   Months Ended   Balance at
                        March 31, 2000 June 30, 2000 June 30, 2000 June 30, 2000
                        -------------- ------------- ------------- -------------

Severance for
approximately
230 employees             $37,500         $2,400          $2,900        $37,000

Contract Termination       14,400            -             6,200          8,200
                          -------         ------          ------        -------

                          $51,900         $2,400          $9,100        $45,200
                          =======         ======          ======        =======


The additional provisions for severance during the three months ended June 30, 2000 were comprised of $1,200,000 for continuing operations (principally Corporate employees) and $1,200,000 for discontinued operations (Aviation and Entertainment employees).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS:
Revenues and income (loss) from continuing operations (expressed in thousands of dollars) by segment for the six months and the three months ended June 30, 2000 and 1999 were as follows:


Information Concerning        Six Months Ended          Three Months Ended
Business Segments                 June 30,                  June 30,
                              ----------------          ------------------
                              2000        1999          2000          1999
                              ----        ----          ----          ----
                                     (In Thousands of Dollars)
--------------------------------------------------------------------------------

Revenues:
Energy                        $472,381    $449,453     $250,213     $232,385
Other                           24,160      37,441       10,322       19,685
                              --------    --------     --------     --------

Total Revenues                 496,541     486,894      260,535      252,070
                              --------    --------     --------     --------

Income (Loss) from
 Continuing Operations:
Energy                          41,500      48,057       31,282       31,243
Other                          (11,435)     (2,571)      (8,824)      (1,296)
                              --------    --------     --------     --------

Total Income (Loss) from
  Continuing Operations         30,065      45,486       22,458       29,947
                              --------    --------     --------     --------

Equity in Net Income of
 Investees and Joint
 Ventures:
Energy                           7,457       5,944        4,447        2,474
                              --------    --------     ---------    --------

Total                           37,522      51,430       26,905       32,421
Corporate Unallocated Income
 and Expenses - net            (32,311)     (3,952)     (26,726)         (95)
Interest - net                 (18,216)    (13,576)      (9,731)      (7,703)
                              --------    --------     --------     --------

Income (Loss) from
Continuing Operations Before
Income Taxes, Minority
Interests and the Cumulative
Effect of Change in
Accounting Principle          $(13,005)    $33,902     $ (9,552)    $ 24,623
                              ========     =======     ========     ========

REVENUES FROM CONTINUING OPERATIONS

Revenues for the quarter ended June 30, 2000 were $8,500,000 higher than the comparable period of 1999. This increase primarily related to an increase in the Energy segment of approximately $17,900,000. The Energy increase was mainly attributable to revenues of $8,100,000 associated with new plants in Thailand and The Philippines that began operations in 1999, an increase of $1,700,000 from the acquisition in June 1999 of an additional 50% interest in a power plant in California, an insurance settlement of $12,200,000 relating to the Lawrence, Massachusetts facility, and net increases at various other facilities of $10,700,000 due to increased production, higher energy pricing and contractual annual escalation adjustments. These increases were partially offset by a reduction in construction revenues of $14,800,000 due mainly to a decrease in waste-to-energy retrofit activity ($8,800,000) and a decrease in civil construction activity ($6,200,000) due to the completion of some projects in 1999 and the first half of 2000. Management anticipates that the remaining civil construction projects will be completed during 2000, with the exception of one project that is expected to continue into 2001. Therefore, the Company anticipates a continued decline in civil construction activity during 2000 as projects are completed. In addition, retrofit construction activity will also decline, as facilities attain compliance with the Clean Air Act Amendments of 1990 which is mandated by the end of 2000. These increases in the Energy segment's revenues were offset by lower revenues of $9,400,000 in the Other segment primarily due to the sale of Applied Data Technology, Inc. ("ADTI") at the end of March 2000, and reduced activity in Datacom's operations chiefly associated with the Chapter XI bankruptcy filing in March 2000 of Genicom Corporation ("Genicom"), its major customer.

The $9,600,000 million increase in revenues for the six months ended June 30, 2000 compared to the same period in 1999 was principally attributable to the Energy segment, which increased by approximately $23,000,000. That increase is primarily attributable to revenues of $21,000,000 associated with new plants in Thailand and The Philippines that began operations in 1999, an increase of $6,000,000 from the acquisition of an additional 50% interest in a power plant in California, an insurance settlement of $12,200,000 relating to the Lawrence facility, an increase at the Tulsa facility of $2,200,000 reflecting higher energy pricing and a renegotiated service agreement that became effective April 1999, and increases at various other facilities of $12,600,000 due to increased production, higher energy pricing and contractual annual escalation adjustments. These increases were partially offset by a gain in the comparable period of 1999 of $4,900,000 on the sale of the Company's interest in a joint venture, as well as reduced construction revenues of $26,100,000 which includes a decrease in retrofit activity ($12,800,000), a decrease in civil construction activity ($14,800,000) and an increase in water and wastewater construction ($1,500,000). These increases in the Energy segment's revenues were offset by lower revenues of $13,300,000 in the Other segment mainly due to reduced activity in Datacom's operations and the sale of ADTI at the end of March 2000.

CONSOLIDATED OPERATING INCOME FROM CONTINUING OPERATIONS

Consolidated operating income from continuing operations for the three months ended June 30, 2000 decreased by approximately $11,700,000 from the comparable quarter of 1999. The Energy segment's income from operations for the three months ended June 30, 2000 was approximately the same as compared to the three months ended June 30, 1999. Energy's income from operations in the 2000 period included the $12,200,000 insurance settlement relating to the Lawrence facility, increases totaling $11,200,000 at several projects including new plants that became operational during 1999, and a decrease in income from construction of $5,100,000 due to reductions in civil construction and retrofit activity. The 1999 period included the receipt of $9,300,000 as payment for the termination and restructuring of a waste-to-energy facility operating contract, and adjustments of $9,000,000 associated with the favorable resolution of matters related to the Heber facility in California. Income from operations in the Other segment decreased $7,500,000 primarily due to lower activity at Datacom, and a $6,500,000 provision against receivables relating to Genicom's Chapter XI bankruptcy proceeding. On August 3, 2000, the Company reached agreement with Genicom whereby the Company paid $10,000 in exchange for a waiver of all preference exposure. As a result, the Company has recorded the $6,500,000 charge representing the difference between the total of its prepetition claims and the amount of the reserve it had previously established. The Company has reached agreement with the purchaser of Genicom regarding the terms under which it will continue to supply product to Genicom. With the resolution of the Genicom bankruptcy, the Company now intends to seek alternatives for the disposition of Datacom.

Selling, administrative and general expenses were $4,300,000 higher than the comparable three-month period in 1999. This increase was primarily attributable to an increase in corporate overhead comprised mainly of professional fees, corporate severance, a charge for post-retirement life insurance benefits, and a loss on the termination of the corporate aircraft lease, offset by a decrease of $300,000 in the Energy segment primarily due to a decrease in costs in the civil construction unit resulting from management's plan to discontinue this business. Debt service charges decreased $1,000,000 for the three months ended June 30, 2000 compared to the same period in 1999 due mainly to lower project debt outstanding caused by redemption and maturity of project debt and certain refinancings. The Energy segment has one interest rate swap agreement entered into as a hedge against interest rate exposure on adjustable-rate project debt that resulted in additional debt service expense of $180,000 and $440,000 for the three months ended June 30, 2000 and 1999, respectively.

Consolidated operating income for the six months ended June 30, 2000 decreased by $21,200,000 as compared to the six months ended June 30, 1999. The Energy segment's income from operations for the six months ended June 30, 2000 decreased $6,600,000 as compared to the six months ended June 30, 1999. The 2000 period included increases of $13,300,000 at several projects including new plants that became operational during 1999, the $12,200,000 insurance settlement relating to the Lawrence facility, increased overhead and development expenses of $1,400,000 primarily related to the continued growth in the independent power business, and a decrease in income from construction of $5,500,000 due mainly to reductions in civil construction and retrofit activity. Also, in connection with the Clean Air Act Amendments, the Company has shortened the estimated useful lives of certain air pollution control equipment resulting in additional depreciation expense of $2,000,000. The 1999 period included the receipt of $9,300,000 for the termination and restructuring of a waste-to-energy facility operating contract, adjustments of $9,000,000 associated with the favorable resolution of matters related to the Heber facility, and a $4,900,000 gain on the sale of a joint venture interest. Income from operations of the Other segment decreased $8,900,000 for the six months ended June 30, 2000 primarily due to lower activity at Datacom and the $6,500,000 provision against receivables relating to Genicom's Chapter XI bankruptcy proceeding.

Selling, administrative and general expenses increased $6,400,000 for the six-month period compared to the 1999 period mainly due to an increase in corporate severance, a loss on termination of the corporate aircraft lease, and an increase in other overhead costs. Debt service charges relating to non-recourse project debt decreased $300,000 for the six months ended June 30, 2000, compared with the same period in 1999 due mainly to lower project debt outstanding on various facilities caused by redemption and maturity of project debt and certain refinancings. The Energy segment's interest rate swap agreement resulted in additional debt service expense of $580,000 and $1,140,000 for the six-month periods ended June 30, 2000 and 1999, respectively.

INTEREST INCOME AND EXPENSE

Interest income from continuing operations increased $1,000,000 for the three months ended June 30, 2000 compared to the same period in 1999, due mainly to increased interest earned on overnight deposits.

Interest income from continuing operations decreased $100,000 for the six months ended June 30, 2000 compared with the same period in 1999, due primarily to interest income earned in the first three months of 1999 on proceeds from an energy contract prepayment partially offset by an increase in interest earned in the three months ended June 30, 2000 on overnight deposits.

Interest expense from continuing operations increased $3,000,000 and $4,500,000 for the three-month and six-month periods ended June 30, 2000, respectively, compared to the same periods in 1999. These increases were due mainly to increased borrowings on the Company's revolving line of credit, higher interest rates on adjustable rate debt, and an increase in the Energy segment's interest expense due to an increase in debt related to newly acquired or newly operational plants. In addition, the Company had one interest rate swap agreement covering a notional amount of $1,200,000 which converted the Entertainment segment's $1,200,000 variable rate-debt to a fixed rate, and expires in November 2000. The Company also had two interest rate swap agreements covering a total notional amount of approximately $4,600,000 which converted the Aviation segment's $4,600,000 variable rate-debt to a fixed rate, and expire July 2001. Additional interest expense relating to these swap agreements was $57,000 and $27,000 for the three-month and six-month periods ended June 30, 2000, respectively.

EQUITY IN INCOME OF INVESTEES AND JOINT VENTURES

Equity in net income of investees and joint ventures increased by $2,000,000 compared to the three months ended June 30, 1999 due mainly to $1,500,000 from new projects or projects that were not owned during the entire 1999 period, and increased generation on existing projects.

Equity in net income of investees and joint ventures increased by $1,500,000 compared to the six months ended June 30, 1999 due to earnings of $1,700,000 from new projects or projects not owned during the entire 1999 period and earnings of $1,400,000 from increased generation on existing projects, offset by the receipt of $1,600,000 pursuant to a settlement with a customer in the six months ended June 30, 1999.

OTHER INCOME (DEDUCTIONS) - NET

Other (deductions) - net was ($17,400,000) for both the three-month and six-month periods ended June 30, 2000 compared to other income of $5,200,000 and $5,100,000 for the three-month and six-month periods ended June 30, 1999, respectively. These decreases in income are primarily due to a charge of $11,300,000 in the three months ended June 30, 2000 representing fees and expenses incurred in connection with the waiver by certain creditors of certain covenants, and the extension of credit through July, 2000. Also in the second quarter 2000, the Company recorded $5,500,000 of charges representing other fees and expenses incurred in connection with financing efforts to support its proposed balance sheet recapitalization plan. Also, the 1999 period included a $5,100,000 gain on the sale of an investment.

INCOME TAXES

The effective income tax rates for continuing operations were (0.2%) and 4.5% for the three-month and six-month periods ended June 30, 2000 as compared to 32.6% and 32.5% for the comparable periods in 1999. These decreases are mainly attributable to higher foreign income taxed at rates lower than the Federal statutory rate.

DISCONTINUED OPERATIONS

Loss from discontinued operations for the three months ended June 30, 2000 was $66,500,000, a decrease in earnings of $75,200,000 from the comparable period of 1999. Loss before interest and taxes from discontinued operations was ($70,200,000) in the quarter ended June 30, 2000 compared to earnings before interest and taxes of $17,100,000 in the same period of 1999. This $87,300,000 decrease in earnings was chiefly associated with a decrease of $66,300,000 in income reflecting both accrued losses on the disposal of discontinued businesses, and a provision for additional estimated pretax net operating losses from July 1, 2000 through the anticipated dates of sales of the remaining businesses. Also, Entertainment's pretax net operating losses in the three months ended June 30, 2000 exceeded the accrual of $18,000,000 established in March 2000 for estimated future losses through date of disposition by $2,100,000, primarily due to lower than expected results at water parks and food and beverage operations due mainly to the sales of those businesses, and increased legal, accounting and consulting expenses, additional depreciation expense in connection with shortened estimated useful lives of management information systems ("MIS") as well as overhead costs in connection with the discontinuance of the businesses. Aviation's earnings before interest and taxes was $13,100,000 lower primarily reflecting the adjusted gain of $3,500,000 on the sale of the inflight catering operations recognized in the 1999 period, a decrease in European operations of $2,000,000, lower fueling and ground service income of $4,100,000, and increased legal, accounting, consulting and overhead costs of $3,000,000 in connection with the discontinuance of the business.

Loss from discontinued operations for the six months ended June 30, 2000 was $91,800,000, a decrease in earnings of $107,000,000. Loss before interest and taxes from discontinued operations was ($102,100,000) in the first half of 2000 compared to $28,700,000 in the first half of 1999. This $130,800,000 decrease in earnings was chiefly associated with a decrease of $66,300,000 reflecting both accrued losses on the disposal of discontinued businesses, and a provision for additional estimated pretax net operating losses from July 1, 2000 through the anticipated dates of sales of the remaining businesses. In addition, the decrease in Entertainment's operations were due to decreases in its food and beverage business of $10,000,000 due mainly to decreases at certain amphitheaters and the sale of the business, a decrease in its Parks operations of $8,200,000 mainly due to the sale of that business, a decrease in venue management operations due mainly to a gain of $6,000,000 recorded in 1999 relating to the Anaheim Pond location, and increased legal, accounting, consulting and overhead costs, and additional depreciation on MIS equipment totaling $8,200,000. Aviation's earnings before interest and taxes was $24,400,000 lower than the first half of 1999 primarily reflecting the adjusted gain of $3,500,000 in the 1999 period on the sale of the inflight catering operations, the gain of $4,000,000 in 1999 on the sale of an interest in the Hong Kong airport operations, a decrease in activity in fueling and ground service operations of $6,700,000, increased legal, accounting, consulting and overhead costs of $7,100,000 in connection with the discontinuance of the business, and a reduction in European operations of $2,600,000.

CAPITAL INVESTMENTS AND COMMITMENTS: For the six months ended June 30, 2000, capital investments for continuing operations amounted to $27,600,000, of which $27,300,000 was for Energy operations and $300,000 was for Other operations.

At June 30, 2000, capital commitments for continuing operations amounted to $12,000,000 for normal replacement and maintenance in Energy. Other capital commitments for Energy as of June 30, 2000 amounted to approximately $57,800,000. This amount includes a commitment to pay, in 2008, $10,600,000 for a service contract extension at an energy facility. In addition, this amount includes $19,400,000 and $9,600,000, respectively, for two oil-fired projects in India; $3,200,000 for additional equity commitments related to a coal-fired power project in the Philippines; $1,200,000 for a mass-burn waste-to-energy facility in Italy; and $13,800,000 for standby letters of credit in support of debt service reserve requirements. Funding for the additional mandatory equity contributions to the coal-fired power project in the Philippines is being provided through bank credit facilities, which are due to be repaid in 2000. In addition, compliance with the standards and guidelines under the Clean Air Act Amendments of 1990 will require further Energy capital expenditures of approximately $15,000,000 through December 2000, subject to the final time schedules determined by the individual states in which the Company's waste-to-energy facilities are located.

Commitments for discontinued operations amounted to $6,650,000 for normal replacement and growth in Aviation ($750,000) and Entertainment ($5,900,000) operations, the latter relating to Entertainment's Jazzland Theme Park in New Orleans, Louisiana. As part of its agreement to sell its themed attractions, the Company agreed to pay to complete the construction of the Jazzland Theme Park.

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

During 1994, a subsidiary of Ogden entered into a 30-year facility management contract at the Corel Centre pursuant to which it agreed to advance funds to a customer and, if necessary, to assist the customer's refinancing of senior secured debt incurred in connection with the construction of the facility. Ogden is obligated to purchase such secured debt in the amount of $91,500,000 on December 23, 2002, if the debt is not refinanced prior to that time. Ogden is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer on December 23, 2002. At June 30, 2000, the amount outstanding was $48,500,000. In addition, as of June 30, 2000, the Company had guaranteed $3,400,000 of senior secured term debt of an affiliate and principal tenant (the NHL Ottawa Senators) of this customer and had guaranteed up to $3,400,000 of the tenant's secured revolving debt. Further, Ogden is obligated to purchase $20,200,000 of the tenant's secured subordinated indebtedness on January 29, 2004, if such indebtedness has not been repaid or refinanced prior to that time. In October 1999, Ogden also agreed to advance a secured loan to that tenant of up to approximately $8,400,000 if certain events occur, of which $2,000,000 had been advanced at June 30, 2000. Separately, Ogden has guaranteed approximately $3,600,000 of borrowings of a customer of Metropolitan Entertainment Group, an Entertainment joint venture in which Ogden has an equity interest. The Company expects this guarantee to be assumed by the ultimate purchaser of this interest. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

LIQUIDITY/CASH FLOW: Net cash provided by operating activities of continuing operations was $33,800,000 lower than the comparable period of 1999 primarily reflecting a decrease in income from continuing operations of $34,900,000, a decrease in accounts payable and accrued expenses of $53,600,000, and a decrease in deferred income taxes of $15,800,000. These decreases were partially offset by an increase in other liabilities of $57,100,000, and an increase in depreciation and amortization of $8,700,000. Net cash used in investing activities was $31,400,000 lower primarily relating to a decrease in entities purchased of $69,500,000 partially offset by a decrease in proceeds from sale of marketable securities available for sale of $41,000,000. Net cash used in financing activities was $199,200,000 higher principally due to an increase in restricted cash of $177,500,000, representing a portion of the proceeds from the sales of businesses, and higher net debt payments of $77,700,000, partially offset by lower dividends paid of $30,700,000 and a decrease of $24,800,000 in the use of funds held in trust. Net cash provided by discontinued operations increased $340,400,000 primarily due to proceeds from the sales of businesses and decreases in capital expenditures and acquisitions in Aviation and Entertainment.

At June 30, 2000, the Company had approximately $316,000,000 in cash and cash equivalents; $297,000,000 related to continuing operations of which $177,500,000 was restricted and intended for debt repayment. In addition, the Company has a revolving credit facility on which the Company had drawn $50,000,000 at June 30, 2000. The Company has further agreed not to incur any indebtedness other than that incurred under the revolving credit facility. In order to make additional Energy investments other than certain specified permitted investments, the Company will require a substantial majority of its Credit Providers to consent to such investments.

The Company's current facility with its principal credit providers was scheduled to expire on July 31, 2000. The Company has agreed with these credit providers to extend the facility from July 31, 2000 through September 30, 2000 while the parties continue to negotiate the terms of a new facility that is expected to continue through May 31, 2002 (the "Proposed New Facility"). Through September 30, 2000, the Company may use an additional $70,000,000 of cash proceeds from asset sales from the cash amounts reflected on the June 30, 2000 balance sheet as "Restricted Cash - Intended to Repay Debt". In addition, the $50 million revolving credit facility provided as part of the original extension has also been extended through September 30, 2000. Certain of the Company's credit providers have indicated that it is their intent to provide credit support as part of the Proposed New Facility for certain springing letters of credit (discussed below) that may be required in the event that the Company's long term debt rating is downgraded below investment grade. Certain obligations of the Company come due by their terms in the period from July 31, 2000 to September 30, 2000. The Company will need to extend these obligations as part of its overall debt refinancing. Failure to obtain the extensions could give rise to defaults pursuant to the terms of the underlying agreements. The Company believes that it has adequate liquidity to fund its operations and make certain investments in new projects through this period. Further, the Company believes that the Proposed New Facility will be sufficient to allow the Company to fund its operations and make certain new investments.

In the second quarter of 2000, the Company closed its transactions for the sales of its Theme Parks and Attractions, its Jazzland Theme Park, its Food and Beverage/Venue Management business and its airport privatization business in Argentina. Further, the Company expects to close the sale of it Aviation Ground Services business within the next 60 days. The Company is currently in various phases of negotiations for the remaining Aviation businesses and most other assets included within discontinued operations.

The Company has also determined to sell all of the operations currently reflected in the Other segment and decided to sell its domestic Environmental Consulting business and its Spanish subsidiary, and to wind down the operations of its civil construction business, which are reported in its Energy segment. To that end, the Company closed the sale transaction of its ADTI unit at the end of March 2000 and is in various phases of the disposition process for the other operations mentioned above. Accordingly, the Company expects to have sufficient proceeds to fund normal operations (including certain permitted energy investments). The Company continues to explore possible new credit facilities and/or obtaining equity for such purposes, including discussions with its existing Credit Providers.

Under certain agreements entered into by the Company, if the Company's outstanding debt securities are no longer rated investment grade, the Company may be required to post additional collateral or letters of credit. The failure to post such letters could result in a forfeiture of certain contracts or could result in a default under the agreements requiring the posting of such letters. Such a default would also be a default under the Company's credit facilities. With the consent of its Credit Providers, the Company could cash collateralize these obligations or potentially utilize sales proceeds for such purpose; alternatively, the Credit Providers could provide such letters directly. The Credit Providers have agreed to work with the Company to explore solutions to this issue should it arise.

The Company believes its recent agreement with its Credit Providers is consistent with its prior stated intention of using the proceeds from the sales of the Entertainment and Aviation businesses to pay down existing debt.

ANY STATEMENTS IN THIS COMMUNICATION WHICH MAY BE CONSIDERED TO BE "FORWARD LOOKING STATEMENTS," AS THAT TERM IS DEFINED IN THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ARE SUBJECT TO CERTAIN RISK AND UNCERTAINTIES. THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SUGGESTED BY ANY SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISION AND MORE GENERALLY, GENERAL ECONOMIC CONDITIONS, INCLUDING CHANGES IN INTERST RATES AND THE PERFORMANCE OF THE FINANCIAL MARKETS; CHANGES IN DOMESTIC AND FOREIGN LAWS, REGULATIONS, AND TAXES, CHANGES IN COMPETITION AND PRICING ENVIRONMENTS; AND REGIONAL OR GENERAL CHANGES IN ASSET VALUATIONS.

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

        (ii) In 1999, Ogden Aviation Fueling Company of Virginia, Inc.
and Ogden Aviation Services, Inc. were served with a lawsuit entitled "AIRFRANCE, ET. AL. V. OGDEN AVIATION FUELING COMPANY OF VIRGINIA, INC. AND OGDEN AVIATION SERVICES, INC." (Circuit Ct., Fairfax Co., Index No. 183590) in which certain of the airlines seek recovery of cleanup costs arising from a spill of aviation fuel from a holding tank in October 1996 at the former tank farm operated by Ogden at Dulles International Airport for which they reimbursed Ogden. The plaintiffs include United Air Lines, Inc., the largest carrier that operated out of Dulles in 1996, as well as nine other airlines Air France, America West Airlines, Inc., Austrian Airlines, British Airways PLC, Continental Airlines, Inc., Lufthansa A.G., Northwest Airlines, Inc., United Parcel Service Co., and Virgin Atlantic Airways, Ltd.

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

        (iii) On January 4, 2000 and January 21, 2000, United Air Lines, Inc. ("United") and American Airlines, Inc. ("American) named Ogden New York Services, Inc. ("Ogden New York"), in two separate lawsuits filed in the Supreme Court of the State of New York. The lawsuits seek judgment declaring that Ogden New York is responsible for petroleum contamination at airport terminals formerly or currently leased by United and American. Ogden New York moved to consolidate the two lawsuits on April 27, 2000.

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

        (iv) On December 23, 1999 Allied Services, Inc. was named as a third party defendant in an action filed in the Superior Court of the State of New Jersey. The third-party complaint alleges that Allied generated hazardous substances to a reclamation facility known as the Swope Oil and Chemical Company Site, and that contamination migrated from the Swope Oil Site to the Pennsauken Landfill and surrounding areas.

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

        (v) On January 12, 1998, the Province of Newfoundland filed an Information Against Airconsol Aviation Services Limited ("Airconsol") alleging that Airconsol violated provincial environmental laws in connection with a fuel spill on or about January 14, 1997 at Airconsol's fuel facility at the Deer Lake, Canada Airport. Airconsol contested the allegations and prevailed. The Court voided the Information. The Crown has appealed the Court's decision. The Company will continue to contest its alleged liability on appeal.

        (vi) The Company and/or certain subsidiaries have been advised by various authorities that they are responsible for investigation, remediation and/or corrective action in connection with fueling operations at various airports. Although the Company and/or its subsidiaries do not acknowledge any legal obligation to do so, the Company and/or its subsidiaries are cooperating with the government agencies in each matter to seek fair and reasonable solutions. In addition, the cost to the Company and/or its subsidiaries to comply with applicable environmental laws and regulations is generally reimbursed to the Company and/or its subsidiaries through the airlines.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of Ogden Corporation was held on June 14, 2000.

     (b)  NAME OF EACH DIRECTOR ELECTED      NAME OF EACH OTHER DIRECTOR WHOSE
                                                  TERM OF OFFICE CONTINUED
            Norman G. Einspruch               Anthony J. Bolland      (2001)
            Homer A. Neal                     Scott G. Mackin         (2001)
            Joseph A. Tato                    Judith D. Moyers        (2001)
            Robert R. Womack                  Robert E. Smith         (2001)
                                              George L. Farr          (2002)
                                              Jeffrey F. Friedman     (2002)
                                              Helmut Volcker          (2002)


     (c)  (i) Proposal 1: Election of four directors for a three year term.

            NAME                     VOTES FOR             VOTES WITHHELD
            ----                     ---------             --------------
            Norman G. Einspruch      35,478,884            7,411,075
            Homer A. Neal            35,533,761            7,356,198
            Joseph A. Tato           35,531,866            7,358,093
            Robert R. Womack         35,685,443            7,204,516


          (ii) Proposal 2: Proposal to approve the adoption of an Executive Performance Incentive Plan.

            FOR                 AGAINST         ABSTAIN        BROKER NON-VOTES
            ---                 -------         -------        ----------------

            37,989,992          3,618,675       1,294,623           - 0 -


          (iii) Proposal 3: Proposal to amend the Ogden Corporation 1999 Stock Incentive Plan.

            FOR                 AGAINST         ABSTAIN        BROKER NON-VOTES
            ---                 -------         -------        ----------------
            33,065,660          8,496,646       1,340,850           - 0 -


          (iv) Proposal 4: Proposal submitted by a shareholder urging the Board of Directors to arrange for the prompt sale of Ogden Corporation to the highest bidder.

            FOR                 AGAINST         ABSTAIN        BROKER NON-VOTES
            ---                 -------         -------        ----------------
            2,906,309           20,965,411      7,484,210        11,532,476


          (v) Proposal 5: Ratification of the selection of Deloitte & Touche LLP as independent public accountants of the corporation and its subsidiaries for the year 2000.

            FOR                 AGAINST         ABSTAIN        BROKER NON-VOTES
            ---                 -------         -------        ----------------
            42,109,727          566,723         226,311             - 0 -


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

        (b) Reports on Form 8-K

               Form 8-K Current Reports filed on May 17, 2000 and June 7, 2000 are incorporated herein by reference.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OGDEN CORPORATION
                                          (Registrant)


Date: August 21, 2000                     By /s/ RAYMOND E. DOMBROWSKI, JR.
                                             --------------------------------
                                                  Raymond E. Dombrowski, Jr.
                                                  Senior Vice President
                                                  and Chief Financial Officer


Date: August 21, 2000                     By:   /s/ WILLIAM J. METZGER
                                             --------------------------------
                                                    William J. Metzger
                                                    Vice President and
                                                    Chief Accounting Officer