Form 10-Q
period 2000-09-30
OGDEN CORP
filed 2000-11-14
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTERLY PERIOD ENDED                              SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                to
                              ---------------    ------------------------

Commission file number          1-3122
--------------------------------------------------------------------------------

                                OGDEN CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                           13-5549268
     ---------                                          ----------
(State or other jurisdiction                   (I.R.S. Employer Identification
 of incorporation or organization)                        Number)


                TWO PENNSYLVANIA PLAZA, NEW YORK, NEW YORK 10121
                ------------------------------------------------
               (Address or principal executive office) (Zip Code)
                                 (212) 868-6000
                                 --------------
               (Registrant's telephone number including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000; 49,640,059 shares of Common Stock, $.50 par value per share.

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                        For the Nine Months Ended       For the Three Months Ended
                                                                               September 30,                   September 30,
                                                                               -------------                   -------------

                                                                            2000            1999           2000           1999
                                                                            ----            ----           ----           ----
                                                                            (In thousands of dollars, except per share amounts)
Service revenues                                                          $  655,750      $  595,787     $  220,252     $  208,165
Net sales                                                                     32,647          39,975         12,697         13,437
Construction revenues                                                         55,568         101,091         13,841         33,221
Net gain (loss) on disposition of businesses                                  (1,044)          5,664           (410)           800
                                                                            --------        --------       --------       --------
      Total revenues                                                         742,921         742,517        246,380        255,623
                                                                            --------        --------       --------       --------

Operating costs and expenses                                                 486,140         416,637        162,950        150,212
Costs of goods sold                                                           28,605          43,791         10,482         14,652
Construction costs                                                            62,989          97,332         18,720         32,123
Selling, administrative and general expenses                                  74,209          63,165         24,781         20,103
Debt service charges                                                          69,738          70,879         23,365         24,180
                                                                            --------        --------       --------       --------
     Total costs and expenses                                                721,681         691,804        240,298        241,270
                                                                            --------        --------       --------       --------
Consolidated operating income                                                 21,240          50,713          6,082         14,353
Equity in net income of investees and joint ventures                          15,814           9,372          8,357          3,428
Interest income                                                                6,239           3,605          3,563            808
Interest expense                                                             (32,328)        (25,411)       (11,436)        (9,038)
Other income (deductions) - net                                              (22,706)          5,137         (5,302)           (37)
                                                                            --------        --------       --------       --------
Income (loss) from continuing operations before income taxes, minority interests, and the cumulative effect of change in accounting
   principle                                                                 (11,741)         43,416          1,264          9,514
Income taxes                                                                   3,003         (11,558)         2,422           (525)
Minority interests                                                            (3,149)         (3,178)          (985)          (636)
                                                                            --------        --------       --------       --------
Income (loss) from continuing operations                                     (11,887)         28,680          2,701          8,353
                                                                            --------        --------       --------       --------
Discontinued operations:
  Loss from operations of discontinued Aviation and Entertainment segments (net of income taxes YTD, 1999, $15,022;
  Qtr., 1999, $2,598)                                                                          (883)                      (16,069)
  Loss on disposal of Aviation and Entertainment segments, including pre tax operating losses YTD, $55,834; Qtr., $9,125 (less
  applicable income taxes YTD, ($29,272); Qtr.,($16,518))                   (128,871)                       (37,072)
                                                                            --------        --------       --------       --------
Loss from discontinued operations                                           (128,871)           (883)       (37,072)       (16,069)
                                                                            --------        --------       --------       --------
Cumulative effect of change in accounting principle (net of income
taxes of ($1,313))                                                                            (3,820)
                                                                            --------        --------       --------       --------
Net Income (Loss)                                                           (140,758)         23,977        (34,371)        (7,716)
                                                                            --------        --------       --------       --------
Other Comprehensive Income, Net of Tax:
Foreign currency translation adjustments                                      (6,272)         (5,577)         1,428          1,780
Less: Reclassification adjustment for losses included in discontinued
operations                                                                    25,332                         25,332
Unrealized holding gains (losses) arising during period                         (295)           (320)          (278)           229
Less:  Reclassification adjustment for gains included in net income                             (666)                         (666)
                                                                            --------        --------       --------       --------
Other comprehensive income                                                    18,765          (6,563)        26,482          1,343
                                                                            --------        --------       --------       --------
Comprehensive Income (Loss)                                               $ (121,993)      $  17,414      $  (7,889)     $  (6,373)
                                                                            ========        ========       ========       ========

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations                                  $    (0.24)      $    0.59      $    0.05      $    0.17
Income (loss) from discontinued operations                                     (2.60)          (0.02)         (0.75)         (0.33)
Cumulative effect of change in accounting principle                                            (0.08)
                                                                            --------        --------       --------       --------
Net Income (Loss)                                                         $    (2.84)      $    0.49      $   (0.70)     $   (0.16)
                                                                            ========        ========       ========       ========
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations                                  $    (0.24)      $    0.58      $    0.05      $    0.17
Income (loss) from discontinued operations                                     (2.60)          (0.02)         (0.75)         (0.33)
Cumulative effect of change in accounting principle                                            (0.08)
                                                                            --------        --------       --------       --------
Net Income (Loss)                                                         $    (2.84)      $    0.48      $   (0.70)     $   (0.16)
                                                                            ========        ========       ========       ========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                       September 30,           December 31,
                                                                            2000                   1999
                                                                       -------------           ------------
                                                                          (In thousands of dollars, except
                                                                             share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents                                              $     59,515          $    101,020
Restricted cash - intended to repay debt                                    147,950
Restricted funds  held in trust                                             121,843               103,662
Receivables (less allowances:  2000, $13,827 and 1999, $17,942)             282,774               294,051
Inventories                                                                  11,586                10,767
Deferred income taxes                                                        36,939                36,189
Other                                                                        80,810                79,052
Net assets of discontinued operations                                       216,233               568,146
                                                                          ---------             ---------
   Total current assets                                                     957,650             1,192,887
Property, plant and equipment - net                                       1,806,839             1,841,811
Restricted funds held in trust                                              152,342               166,784
Unbilled service and other receivables                                      175,642               159,457
Unamortized contract acquisition costs                                       89,835                94,998
Goodwill and other intangible assets                                         15,028                12,520
Investments in and advances to investees and joint ventures                 216,373               180,523
Other assets                                                                 62,801                78,168
                                                                          ---------             ---------
   Total Assets                                                       $   3,476,510         $   3,727,148
                                                                          =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current Liabilities:
Current portion of long-term debt                                     $     102,050         $     113,815
Current portion of project debt                                              97,183                80,383
Accounts payable                                                             54,277                75,169
Accrued expenses, etc.                                                      307,349               360,155
Deferred income                                                              32,222                45,806
                                                                          ---------             ---------
    Total current liabilities                                               593,081               675,328

Long-term debt                                                              353,809               344,945
Project debt                                                              1,337,747             1,390,832
Deferred income taxes                                                       363,064               380,812
Deferred income                                                             174,751               182,663
Other liabilities                                                           149,368               127,559
Minority interests                                                           33,259                33,309
Convertible subordinated debentures                                         148,650               148,650
                                                                          ---------             ---------
     Total Liabilities                                                    3,153,729             3,284,098
                                                                          ---------             ---------

Shareholders' Equity:
Serial cumulative convertible preferred stock, par value $1.00 per share; authorized 4,000,000 shares; shares outstanding: 35,582 in 2000 and 39,246 in 1999, net of treasury shares of 29,820
in 2000 and 1999                                                                 36                    39

Common stock, par value $.50 per share; authorized 80,000,000 shares; shares outstanding: 49,640,059 in 2000 and 49,468,195 in
1999, net of treasury shares of 4,270,515 and 4,405,103 in 2000
and 1999, respectively                                                       24,820                24,734
Capital surplus                                                             185,606               183,915
Earned surplus                                                              114,374               255,182
Accumulated other comprehensive income                                       (2,055)              (20,820)
                                                                          ---------             ---------
Total Shareholders' Equity                                                  322,781               443,050
                                                                          ---------             ---------
Total Liabilities and Shareholders' Equity                            $   3,476,510         $   3,727,148
                                                                          =========             =========

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                               Nine Months Ended                 Year Ended
                                                               September 30, 2000             December 31, 1999
                                                             ---------------------        -----------------------
                                                             Shares        Amounts        Shares          Amounts
                                                             ------        -------        ------          -------
                                                              (In thousands of dollars, except per share amounts)
Serial Cumulative Convertible Preferred Stock, Par Value
$1.00 Per Share; authorized 4,000,000 Shares;
Balance at beginning of period                                  69,066      $      69        72,038        $     73
Shares converted into common stock                              (3,664)            (3)       (2,972)             (4)
                                                            ----------         ------    ----------          ------
Total                                                           65,402             66        69,066              69
Treasury Shares                                                (29,820)           (30)      (29,820)            (30)
                                                            ----------         ------    ----------          ------

Balance at end of period (aggregate involuntary
  liquidation value, 2000, $717)                            35,582             36        39,246              39
                                                            ----------         ------    ----------          ------
Common Stock, Par Value $.50 Per Share;
Authorized, 80,000,000 shares:
Balance at beginning of period                              53,873,298         26,937    53,507,952          26,754
Exercise of stock options                                                                   155,801              78
Shares issued for acquisition                                   15,390              8       191,800              96
Conversion of preferred shares                                  21,886             11        17,745               9
                                                            ----------         ------    ----------          ------

Total                                                       53,910,574         26,956    53,873,298          26,937
                                                            ----------         ------    ----------          ------

Treasury shares at beginning of period                       4,405,103          2,203     4,561,963           2,281
Purchase of treasury shares                                                                 102,000              51
Issuance of restricted stock                                  (134,588)           (67)
Exercise of stock options                                                                  (258,860)           (129)
                                                            ----------         ------    ----------          ------
Treasury shares at end of period                             4,270,515          2,136     4,405,103           2,203
                                                            ----------         ------    ----------          ------

Balance at end of period                                    49,640,059         24,820    49,468,195          24,734
                                                            ----------         ------    ----------          ------

Capital Surplus:
Balance at beginning of period                                                183,915                       173,413
Exercise of stock options                                                                                     8,061
Issuance of restricted stock                                                    1,527
Shares issued for acquisition                                                     172                         4,904
Purchase of treasury shares                                                                                  (2,458)
Conversion of preferred shares                                                     (8)                           (5)
                                                                              -------                       -------
Balance at end of period                                                      185,606                       183,915
                                                                              -------                       -------
Earned Surplus:
Balance at beginning of period                                                255,182                       367,984
Net Loss                                                                     (140,758)                      (81,961)
                                                                              -------                       -------
Total                                                                         114,424                       286,023
                                                                              -------                       -------
Preferred dividends-per share 2000, $1.40625 and 1999, $3.35                       50                           137
Common dividends-per share 1999, $.625                                                                       30,704
                                                                              -------                       -------
Total dividends                                                                    50                        30,841
                                                                              -------                       -------

Balance at end of period                                                      114,374                       255,182
                                                                              -------                       -------

Cumulative Translation Adjustment - Net                                        (1,603)                      (20,663)
                                                                              -------                       -------

Minimum Pension Liability Adjustment                                             (307)                         (307)
                                                                              -------                       -------

Net Unrealized Gain (Loss) on Securities Available for Sale                      (145)                          150
                                                                              -------                       -------

CONSOLIDATED SHAREHOLDERS' EQUITY                                          $  322,781                    $  443,050
                                                                              =======                       =======

OGDEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                                 -------------------------
                                                                                  2000                1999
                                                                                 ------              -----
                                                                                  (In thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $ (140,758)         $  23,977
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
  (Used in) Operating Activities of Continuing Operations:
Loss from discontinued operations                                                128,871                883
Depreciation and amortization                                                     76,653             65,553
Deferred income taxes                                                               (561)             3,500
Cumulative effect of change in accounting principle                                                   3,820
Other                                                                               (320)           (18,954)
Management of Operating Assets and Liabilities:
Decrease (Increase) in assets:
Receivables                                                                       (1,191)           (20,301)
Inventories                                                                         (972)             1,614
Other assets                                                                         792                 77
Increase (Decrease) in Liabilities:
Accounts payable                                                                 (19,366)            22,316
Accrued expenses                                                                 (81,508)           (11,156)
Deferred income                                                                  (14,814)             1,072
Other liabilities                                                                    958            (30,779)
                                                                                --------           --------

Net cash provided by (used in) operating activities of
continuing operations                                                            (52,216)            41,622
                                                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business and other                                           4,577              9,760
Proceeds from sale of property, plant and equipment                                6,233              3,061
Proceeds from sale of marketable securities available for sale                     3,650             59,438
Proceeds from sale of investment                                                                      5,138
Entities purchased, net of cash acquired                                                            (69,494)
Investments in facilities                                                        (24,169)           (27,906)
Other capital expenditures                                                       (16,685)           (14,418)
Decrease in other receivables                                                      3,625                846
Distributions from investees and joint ventures                                    7,793             10,510
Increase in investments in and advances to investees and joint ventures          (27,979)           (33,278)
                                                                                --------           --------

Net cash used in investing activities of continuing operations                   (42,955)           (56,343)
                                                                                --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for facilities                                                         94,975            135,110
New debt                                                                                             87,769
Decrease (increase) in funds held in trust                                        (3,745)            14,364
Increase in restricted cash                                                     (147,950)
Payment of debt                                                                 (136,215)          (170,845)
Dividends paid                                                                       (50)           (46,210)
Purchase of treasury shares                                                                          (2,509)
Proceeds from exercise of stock options                                                               4,892
Other                                                                             (3,199)            (3,868)
                                                                                --------           --------

Net cash provided by (used in) financing activities of continuing operations    (196,184)            18,703
                                                                                --------           --------

Net cash provided by (used in) discontinued operations                           249,850            (66,026)
                                                                                --------           --------

Net Decrease in Cash and Cash Equivalents                                        (41,505)           (62,044)
Cash and Cash Equivalents at Beginning of Period                                 101,020            181,169
                                                                                --------           --------

Cash and Cash Equivalents at End of Period                                     $  59,515         $  119,125
                                                                                ========           ========

                       OGDEN CORPORATION AND SUBSIDIARIES
                               SEPTEMBER 30, 2000



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

On January 1, 1999 Ogden Corporation (hereinafter together with its consolidated subsidiaries referred to as "Ogden" or the "Company") adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities." This SOP established accounting standards for these costs and requires they generally be expensed as incurred. The effect of the adoption of this SOP was a charge of $3,820,000 net of income taxes of $1,313,000 recorded as a cumulative effect of change in accounting principle in the accompanying financial statements.

The accompanying financial statements for the prior periods have been reclassified as to certain amounts to conform with the 2000 presentation.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133. The Company will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001 and is in the process of determining the impact that adoption of these SFASs will have on the Company's consolidated financial position and results of operations. It is expected to have no impact on cash flows.

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


DISCONTINUED OPERATIONS:

On September 29, 1999, the Board of Directors of the Company approved a plan to dispose of all of the operations of the Entertainment and Aviation segments and to report the results of operations from those segments prospectively as Discontinued Operations. Information for two segments previously reflected under the segment headings "Energy" and "Other" are now reported as Continuing Operations and will continue to be reported under those headings. At September 30, 2000, the Company had approximately $216,000,000 in net assets associated with its discontinued operations. In addition, the Company had associated debt with respect to the discontinued operations of approximately $38,000,000. Since September 29, 1999 the Company has retained financial advisors to assist it in determining how best to group the assets to maximize sales proceeds. As part of that process, in the third quarter of 2000, the Company announced the sales of its Aviation Ground Services business and its Aviation Fixed Base Operations business. The Company expects to close those transactions in the fourth quarter of this year. The Company is currently in various phases of negotiations with respect to the disposition of the remaining Aviation and Entertainment businesses. Also, certain aspects of the businesses will require the Company to pay monies to terminate leases or cancel other contractual commitments. As a result of the final negotiations on the above-mentioned transactions, and further progress on the sale of the other Aviation and Entertainment businesses, in the third quarter of 2000 the Company revised the net realizable value of these segments and recorded an additional net charge of $34,300,000, principally representing the removal from accumulated other comprehensive income of cumulative foreign currency translation adjustments of $16,400,000, net of income taxes, relating to businesses in discontinued operations. The net charge of $34,300,000 also includes the additional net loss on disposal of the discontinued operations, which includes the estimated net after tax operating losses of the discontinued operations through their respective estimated dates of disposal. These items, combined with net losses of $2,800,000 from those segments' operations, resulted in a loss from discontinued operations of $37,100,000 for the three months ended September 30, 2000.


Revenues and income (loss) from discontinued operations (expressed in thousands of dollars) are as follows:

                                Nine Months Ended        Three Months Ended
                                  SEPTEMBER 30,             SEPTEMBER 30,
                                -----------------        ------------------

                                2000         1999         2000        1999
                                ----         ----         ----        ----

Revenues                     $ 365,546       $624,126    $ 62,498    $253,656
                             =========       ========    ========    ========

Income (Loss) Before
 Income Taxes and Minority
 Interest                     (158,053)        15,465     (53,587)    (12,358)

Provision (Benefit) for
Income Taxes                   (29,272)        15,022     (16,518)      2,598

Minority Interests                  90          1,326           3       1,113
                              --------        -------     -------      ------

(Loss) from Discontinued
Operations                   $(128,871)       $  (883)   $(37,072)   $(16,069)
                             =========        =======    ========    ========


Net assets of discontinued operations (expressed in thousands of dollars) were as follows:

                                      SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                      ------------------    -----------------

Current Assets                              $104,064            $221,200
Property, Plant and Equipment - Net           78,340             375,211
Other Assets                                 190,753             336,700
Notes Payable, and Current Portion of
  Long-Term Debt                             (35,098)            (51,081)
Other Current Liabilities                    (96,385)           (142,327)
Long-Term Debt                                (3,221)           (108,681)
Other Liabilities                            (22,220)            (62,876)
                                            ---------           --------


Net Assets of Discontinued Operations       $216,233            $568,146
                                            ========            ========

SPECIAL CHARGES:

As a result of the Company's Board of Directors' plan to dispose of its Aviation and Entertainment businesses and close its New York City headquarters, and its plan to exit other non-core businesses, the Company incurred various expenses in 1999 which were recognized in its continuing and discontinued operations. Of those charges, certain cash charges related to severance costs, mainly for New York City-based employees, and contract termination costs of its former Chairman and Chief Executive Officer, are being paid over time. The following is a summary of those costs and related payments during the three months ended September 30, 2000 (expressed in thousands of dollars):

                                         Accrual
                                        Reversals          Amounts Paid
                                       During Three        During Three
                       Balance at     Months Ended         Months Ended         Balance at
                     June 30, 2000  September 30,2000   September 30, 2000   September 30, 2000
                     -------------  -----------------   ------------------   ------------------
Severance for
approximately
230 employees             $37,000         $(5,600)            $(3,000)              $28,400

Contract Termination        8,200                              (7,800)                  400
                          -------         -------             -------               -------

                          $45,200         $(5,600)           $(10,800)              $28,800
                          =======         =======             =======               =======



The severance accrual reversals during the three months ended September 30, 2000 were comprised of $2,500,000 for continuing operations (principally Corporate employees) and $3,100,000 for discontinued operations (Aviation and Entertainment employees)and were principally due to lower than anticipated costs for payroll taxes and benefits.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATIONS:

Revenues and income (loss) from continuing operations by segment for the nine months and the three months ended September 30, 2000 and 1999 (expressed in thousands of dollars) were as follows:

Information Concerning        Nine Months Ended          Three Months Ended
Business Segments               September 30,                September 30,
                              -----------------         ---------------------
                              2000         1999         2000             1999
                              ----         ----         ----             ----

Revenues:
Energy                        $706,270     $685,407     $233,889      $235,954
Other                           36,651       57,110       12,491        19,669
                              --------     --------     --------       -------

Total Revenues                $742,921     $742,517     $246,380      $255,623
                              ========     ========     ========      ========

Income (Loss) from
 Continuing Operations:
Energy                        $ 58,996     $ 65,861     $ 17,496      $ 17,804
Other                          (15,654)      (2,140)      (4,219)          431
                              --------     --------     --------       -------

Total                           43,342       63,721       13,277        18,235

Equity in Net Income of
 Investees and Joint
 Ventures:
Energy                          15,814        9,372        8,357         3,428
                              --------     --------     --------       -------

Total                           59,156       73,093       21,634        21,663
Corporate Unallocated
 Income and Expenses - net     (44,808)      (7,871)     (12,497)       (3,919)
Interest - net                 (26,089)     (21,806)      (7,873)       (8,230)
                              --------     --------     --------       -------


Income (Loss) from
Continuing Operations Before
Income Taxes, Minority
Interests and the Cumulative
Effect of Change in
Accounting Principle          $(11,741)    $ 43,416     $  1,264      $  9,514
                              ========     ========     ========      ========

REVENUES FROM CONTINUING OPERATIONS

Revenues for the quarter ended September 30, 2000 were $9,200,000 lower than the comparable period of 1999. This decrease related to a decrease in the Energy segment of approximately $2,100,000 and a decrease in the Other segment of approximately $7,100,000. The Energy decrease was mainly attributable to a decrease in construction revenues of $19,400,000 due mainly to a decrease in water and wastewater activity ($7,800,000) due to the completion of a major project, a decrease in waste-to-energy retrofit activity ($4,300,000) and a decrease in civil construction activity ($7,300,000) due to the completion of projects in 2000. Management anticipates that the remaining civil construction projects will be completed by the end of 2000, with the exception of one project that is expected to continue into 2001. Therefore, the Company anticipates a continued decline in civil construction activity for the remainder of this year as projects are completed. Also, in October 2000, the Company entered into a definitive agreement to sell its domestic Environmental Consulting business. In addition, retrofit construction activity will also decline, as facilities attain compliance with the Clean Air Act Amendments of 1990, which is mandated by the end of 2000. These decreases in the Energy segment's revenues were partially offset by a $13,500,000 net increase at various facilities due to higher energy rates, increased production, and contractual annual escalation adjustments, a $2,800,000 increase associated with new plants in Thailand and The Philippines that began operations in 1999, and an increase in the environmental consulting business of $1,800,000. The lower revenues in the Other segment were primarily due to the sale of Applied Data Technology, Inc. ("ADTI") at the end of March 2000, and reduced activity in Datacom's operations chiefly associated with the Chapter XI bankruptcy filing in March 2000 of Genicom Corporation ("Genicom"), its major customer. On August 3, 2000, the Company reached agreement with Genicom whereby the Company paid $10,000 in exchange for a waiver of all preference exposure. The Company has also reached agreement with the purchaser of Genicom regarding the terms under which it will continue to supply product to Genicom. With the resolution of the Genicom bankruptcy, the Company is now preparing Datacom for sale.

The $400,000 increase in revenues for the nine months ended September 30, 2000 compared to the same period in 1999 was attributable to the Energy segment, which increased by approximately $20,900,000, offset by a decrease in the Other segment's revenues of $20,500,000. The Energy increase is primarily attributable to revenues of $23,800,000 associated with new plants in Thailand and The Philippines that began operations in 1999, increases at various facilities of $25,500,000 due to increased production, higher energy pricing and contractual annual escalation adjustments, an increase of $7,300,000 from the acquisition of an additional 50% interest in a power plant in California, an insurance settlement of $12,200,000 relating to the Lawrence, Massachusetts facility, and an increase of $3,300,000 in revenues from the environmental consulting business. These increases were partially offset by a gain in the comparable period of 1999 of $5,700,000 on the sale of the Company's interest in a joint venture, as well as reduced construction revenues of $45,500,000 which includes a decrease in retrofit activity ($17,100,000), a decrease in civil construction activity ($22,100,000) and a decrease in water and wastewater construction ($6,300,000). The lower revenues in the Other segment were mainly due to the sale of ADTI at the end of March 2000 and reduced activity in Datacom's operations.

CONSOLIDATED OPERATING INCOME FROM CONTINUING OPERATIONS

Consolidated operating income from continuing operations for the three months ended September 30, 2000 decreased by approximately $8,300,000 from the comparable quarter of 1999. The Energy segment's income from operations for the three months ended September 30, 2000 decreased $300,000 compared to the three months ended September 30, 1999. Energy's income from operations in the 2000 period included increases totaling $8,600,000 at several projects including new plants that became operational during 1999, and the effect of accelerated depreciation on certain air pollution control equipment being replaced in connection with the Clean Air Act Amendments of 1990 that was recorded in the 1999 period. These increases in income from operations were offset by an increase in development and overhead expenses of $2,400,000 primarily related to the continued growth in the independent power business, and a decrease in income from construction of $5,700,000 due mainly to reductions in civil construction and retrofit activity. Income from operations in the Other segment decreased $4,600,000 primarily due to accruals for workers' compensation insurance related to businesses that have been disposed but were previously in the Other segment, lower activity at Datacom, and the sale of ADTI at the end of March, 2000.

Selling, administrative and general expenses were $4,700,000 higher than the comparable three-month period in 1999. This increase was primarily attributable to an increase in corporate overhead comprised mainly of an increase in professional fees, and amortization of information systems, offset partially by an adjustment to corporate severance, and a decrease of $1,400,000 in the Energy segment primarily due to a decrease in costs in the civil construction unit resulting from management's wind down of this business and the absence of Year 2000-related costs in the current period. Debt service charges decreased $800,000 for the three months ended September 30, 2000 compared to the same period in 1999 due mainly to lower project debt outstanding caused by redemption and maturity of project debt and certain refinancings. The Energy segment has one interest rate swap agreement entered into as a hedge against interest rate exposure on adjustable-rate project debt that resulted in additional debt service expense of $260,000 and $460,000 for the three month periods ended September 30, 2000 and 1999, respectively.

Consolidated operating income for the nine months ended September 30, 2000 decreased by $29,500,000 as compared to the nine months ended September 30, 1999. The Energy segment's income from operations for the nine months ended September 30, 2000 decreased $6,900,000 compared to the nine months ended September 30, 1999. The 2000 period included increased overhead and development expenses of $3,800,000 primarily related to the continued growth in the independent power business, and a decrease in income from construction of $11,200,000 due mainly to reductions in civil construction, retrofit activity and the completion of a water and wastewater project. The 1999 period included the receipt of $9,300,000 for the termination and restructuring of a waste-to-energy facility operating contract, adjustments of $9,000,000 associated with the favorable resolution of matters related to the Heber facility, and a $5,700,000 gain on the sale of a joint venture interest. These decreases in income from operations were partially offset by increases of $19,900,000 at several projects including new plants that became operational during 1999, and the $12,200,000 insurance settlement relating to the Lawrence facility. Loss from operations of the Other segment increased $13,500,000 for the nine months ended September 30, 2000 primarily due to lower activity at Datacom and the $6,500,000 provision against receivables relating to Genicom's Chapter XI bankruptcy proceeding, accruals for workers' compensation insurance, and the sale of ADTI at the end of March, 2000.

Selling, administrative and general expenses increased $11,000,000 for the nine-month period compared to the 1999 period mainly due to an increase in professional fees, amortization of information systems, a loss on termination of the corporate aircraft lease, and an increase in other overhead costs. Debt service charges relating to non-recourse project debt decreased $1,100,000 for the nine months ended September 30, 2000, compared with the same period in 1999 due mainly to lower project debt outstanding on various facilities caused by redemption and maturity of project debt and certain refinancings. The Energy segment's interest rate swap agreement resulted in additional debt service expense of $840,000 and $1,600,000 for the nine-month periods ended September 30, 2000 and 1999, respectively.

INTEREST INCOME AND EXPENSE

Interest income from continuing operations increased $2,800,000 for the three months ended September 30, 2000 compared to the same period in 1999, due mainly to increased interest earned on proceeds from sales of assets.

Interest income from continuing operations increased $2,600,000 for the nine months ended September 30, 2000 compared with the same period in 1999, due primarily to interest income earned on proceeds from sales of assets partially offset by interest income in 1999 on proceeds from an energy contract prepayment.

Interest expense from continuing operations increased $2,400,000 and $6,900,000 for the three-month and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999. These increases were due mainly to the Energy segment's increase in debt related to newly acquired or newly operational plants, increased borrowings on the Company's revolving line of credit, and higher interest rates on adjustable rate debt.

In addition, the Company had one interest rate swap agreement covering a notional amount of $400,000 which converted the Entertainment segment's $400,000 variable rate-debt to a fixed rate, and expires in November 2000. The Company also had two interest rate swap agreements covering a total notional amount of approximately $4,300,000 (which are denominated in Hong Kong dollars) which converted $4,300,000 of the Aviation segment's variable rate-debt to a fixed rate, and expire in July 2001. Additional interest expense relating to these three swap agreements was $50,000 and $185,000 for the three-month and nine-month periods ended September 30, 2000, respectively.

EQUITY IN INCOME OF INVESTEES AND JOINT VENTURES

Equity in net income of investees and joint ventures increased by $4,900,000 compared to the three months ended September 30, 1999 due mainly to $3,800,000 from new projects or projects that were not owned during the entire 1999 period, and increased generation on existing projects.

Equity in net income of investees and joint ventures increased by $6,400,000 compared to the nine months ended September 30, 1999 due to earnings of $5,500,000 from new projects or projects not owned during the entire 1999 period and earnings of $2,500,000 from increased generation on existing projects, offset by the receipt of $1,600,000 pursuant to a settlement with a customer in the nine months ended September 30, 1999.

OTHER INCOME (DEDUCTIONS) - NET

Other (deductions) - net was ($5,300,000)and ($37,000) for the three-month periods ended September 30, 2000 and 1999, respectively. This $5,300,000 decrease in income is primarily due to a charge of $5,200,000 in the three months ended September 30, 2000 representing fees and expenses incurred in connection with the waiver by certain creditors of certain covenants, and the extension of credit through November, 2000.

Other income (deductions) - net was ($22,700,000) and $5,100,000 for the nine-month periods ended September 30, 2000 and 1999, respectively. This $27,800,000 decrease in income is primarily due to charges of $16,500,000 in the nine months ended September 30, 2000 representing creditors' fees and expenses, $4,800,000 of charges representing other fees and expenses incurred in connection with financing efforts to support the Company's proposed balance sheet recapitalization plan, and, in 1999, a $5,100,000 gain on the sale of an investment.

INCOME TAXES

The effective income tax rate for continuing operations was (191.6%)for the three-month period ended September 30, 2000 as compared to 5.5% for the comparable period in 1999. This fluctuation was mainly attributable to a decrease in income in 2000 and the resultant impact of nondeductible permanent differences.

The effective income tax rate for continuing operations was 25.5% for the nine-month period ended September 30, 2000 as compared to 26.6% for the comparable period in 1999. This decrease was mainly attributable to higher foreign income taxed at rates lower than the Federal statutory rate.

DISCONTINUED OPERATIONS

Loss from discontinued operations for the three months ended September 30, 2000 was $37,100,000, a decrease in earnings of $21,000,000 from the comparable period of 1999. Loss before interest and taxes from discontinued operations was $52,400,000 in the quarter ended September 30, 2000 compared to loss before interest and taxes of $11,700,000 in the same period of 1999. This $40,700,000 decrease in earnings was chiefly associated with a decrease of $53,000,000 in income reflecting additional accrued losses on the disposal of discontinued businesses, of which $25,300,000 represents cumulative foreign currency translation adjustments and $8,500,000 represents a provision for additional pretax net operating losses from October 1, 2000 through the estimated dates of sales of the remaining businesses. Also, Entertainment's and Aviation's pretax net operating loss in the three months ended September 30, 2000 exceeded the accrual established in June 2000 for estimated future losses through date of disposition, primarily due to lower than expected results primarily at casino operations, and European and Hong Kong aviation locations. Entertainment's results were also affected by the sale of the water parks and food and beverage/venue management businesses in the second quarter of 2000.

Loss from discontinued operations for the nine months ended September 30, 2000 was $128,900,000, a decrease in earnings of $128,000,000. Loss before interest and taxes from discontinued operations was ($154,400,000) in the first nine months of 2000 compared to income before interest and taxes of $17,000,000 in the first nine months of 1999. This $171,400,000 decrease in earnings was chiefly associated with a decrease of $119,300,000 reflecting both accrued losses on the disposal of discontinued businesses, of which $25,300,000 represents cumulative foreign currency translation adjustments, and $8,500,000 represents a provision for additional estimated pretax net operating losses from October 1, 2000 through the estimated dates of sales of the remaining businesses. In addition, the decrease in Entertainment's operations were due to decreases in its food and beverage business of $10,000,000 due mainly to decreases at certain amphitheaters and the sale of the business, a decrease in its Parks operations of $8,200,000 mainly due to the sale of that business, and increased legal, accounting, consulting and overhead costs, and additional depreciation on MIS equipment totaling $8,400,000. The decrease in Aviation's operations for the first nine months of 2000 compared to the first nine months of 1999 primarily reflects the adjusted gain of $3,500,000 in the 1999 period on the sales of the Spanish and inflight catering operations, the gain of $4,000,000 in 1999 on the sale of an interest in the Hong Kong airport operations, a decrease in activity in fueling and ground service operations of $6,700,000, increased legal, accounting, consulting and overhead costs of $7,100,000 in connection with the discontinuance of the business, and a reduction in European operations of $2,600,000.

CAPITAL INVESTMENTS AND COMMITMENTS: For the nine months ended September 30, 2000, capital investments for continuing operations amounted to $40,900,000, of which $40,400,000 was for Energy operations and $500,000 was for Other operations.

At September 30, 2000, capital commitments for continuing operations amounted to $13,000,000 for normal replacement and maintenance in Energy. Other capital commitments for Energy as of September 30, 2000 amounted to approximately $48,800,000. This amount includes a commitment to pay, in 2008, $10,600,000 for a service contract extension at an energy facility. In addition, this amount includes $19,400,000 and $2,400,000, respectively, for two oil-fired projects in India; $3,200,000 for additional equity commitments related to a coal-fired power project in The Philippines; $1,200,000 for a mass-burn waste-to-energy facility in Italy; and approximately $12,000,000 to fund a debt service reserve. Funding for the additional mandatory equity contributions to the coal-fired power project in The Philippines is being provided through bank credit facilities, which are due to be repaid in 2000. In addition, compliance with the standards and guidelines under the Clean Air Act Amendments of 1990 will require further Energy capital expenditures of approximately $8,000,000 through December 2000, subject to the final time schedules determined by the individual states in which the Company's waste-to-energy facilities are located.

Commitments for discontinued operations amounted to $950,000 for normal replacement and maintenance in Aviation.

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

The Company did not include its interests in either the Arrowhead Pond in Anaheim, California or the Corel Centre near Ottawa, Canada as part of the sale of its Venue Management business. The Company manages the Arrowhead Pond under a long-term contract. As part of this contract, the Company is a party, along with the City of Anaheim, to a reimbursement agreement in connection with a letter of credit in the amount of approximately $120,000,000. Under the reimbursement agreement, the Company is responsible for draws, if any, under the letter of credit caused by the Company's failure to perform its duties under its management contract at that venue. The Company is exploring alternatives for disposing of the Arrowhead Pond and Corel Centre, discussed below, along with the related obligations.

During 1994, a subsidiary of Ogden entered into a 30-year facility management contract at the Corel Centre pursuant to which it agreed to advance funds to a customer and, if necessary, to assist the customer's refinancing of senior secured debt incurred in connection with the construction of the facility. Ogden is obligated to purchase such secured debt in the amount of $90,300,000 on December 23, 2002, if the debt is not refinanced prior to that time. Ogden is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer on December 23, 2002. At September 30, 2000, the amount outstanding was $47,900,000. In addition, as of September 30, 2000, the Company had guaranteed $3,300,000 of senior secured term debt of an affiliate and principal tenant (the NHL Ottawa Senators) of this customer and had guaranteed up to $3,300,000 of the tenant's secured revolving debt of which there was no outstanding balance at September 30, 2000. Further, Ogden is obligated to purchase $20,000,000 of the tenant's secured subordinated indebtedness on January 29, 2004, if such indebtedness has not been repaid or refinanced prior to that time. In October 1999, Ogden also agreed to advance a secured loan to that tenant of up to approximately $8,300,000 if certain events occur, of which $7,700,000 had been advanced at September 30, 2000. Separately, Ogden has guaranteed approximately $3,600,000 of borrowings of a customer of Metropolitan Entertainment Group, an Entertainment joint venture in which Ogden has an equity interest. The Company expects this guarantee to be assumed by the ultimate purchaser of this interest. Management does not expect that these arrangements will have a material adverse effect on Ogden's Consolidated Financial Statements.

LIQUIDITY/CASH FLOW: Net cash used in operating activities of continuing operations was $93,800,000 higher than the comparable period of 1999 primarily reflecting a decrease in income from continuing operations of $40,600,000, a decrease in accounts payable and accrued expenses of $112,000,000, partially offset by an increase in other liabilities of $31,700,000 and a decrease in accounts receivable of $19,100,000. Net cash used in investing activities was $13,400,000 lower primarily relating to a decrease in entities purchased of $69,500,000 and a decrease in investments in and advances to investees and joint ventures of $5,300,000, partially offset by a decrease in proceeds from the sale of marketable securities available for sale of $55,800,000, a decrease in proceeds from sales of business and other of $5,200,000, and a decrease in proceeds from sale of investment of $5,100,000. Net cash used in financing activities was $214,900,000 higher principally due to an increase in restricted cash of $148,000,000, representing a portion of the proceeds from the sale of businesses, lower net borrowings of $93,300,000, and an increase in restricted funds held in trust of $18,100,000, partially offset by lower dividends paid of $46,200,000. Net cash provided by discontinued operations increased $315,900,000 primarily due to proceeds from the sales of businesses and decreases in capital expenditures and acquisitions in Aviation and Entertainment.

At September 30, 2000, the Company had approximately $227,000,000 in cash and cash equivalents; $207,000,000 related to continuing operations of which $148,000,000 was restricted and intended for debt repayment. In addition, the Company has a revolving credit facility on which the Company had drawn $50,000,000 at September 30, 2000. The Company has further agreed not to incur any indebtedness other than that incurred under the revolving credit facility. In order to make additional Energy investments other than certain specified permitted investments, the Company will require a substantial majority of its Credit Providers to consent to such investments.

The Company's current credit facility with its principal credit providers was scheduled to expire on September 30, 2000. The Company has reached agreement in principle with these credit providers to extend the facility through November 30, 2000 (the "November Extension") while the parties continue to negotiate the terms of a new facility that is expected to continue through May 31, 2002 (the "May 31, 2002 Facility"). The Company is very far advanced in the adoption of a term sheet that extends all of its existing bank facilities through May 31, 2002. The Company is in the process of documenting that transaction, and we expect to complete the documentation in December. Through November 30, 2000, the Company has been given access to an additional $36,000,000 of cash raised from asset sales from the cash amounts reflected on the September 30, 2000 balance sheet as "Restricted Cash - Intended to Repay Debt". At the Company's request, the $50,000,000 revolving credit facility provided as part of the original extension has also been cancelled. The lenders have indicated that it is their intent to provide credit support for certain springing letters of credit that may be required in the event that the Company's long term debt rating is downgraded below investment grade as part of the May 31, 2002 Facility. The Company believes that it has adequate liquidity to fund its operations and make certain investments in new projects through this period. Further, the Company believes that the new facility under discussion with the Company's credit providers will be sufficient to allow the Company to fund its operations and make certain new investments although the amount of such investments will, to a significant degree, be dependent upon the completion of the Company's asset disposition program.

In connection with the waiver by certain creditors of the Company with respect to certain covenants and the extension of credit from March 31, 2000 through the end of July 2000, the Company anticipated that it would incur approximately $15,000,000 in fees and expenses. The Company recognized these fees and expenses over the duration of that extension. Accordingly, one-quarter of that amount, or $3,750,000, has been recorded in the third quarter.

Subsequently, the Company received an extension of its credit facilities through September 30, 2000 and then a further extension through November 30, 2000. In connection with each of these extensions of its bank covenants, the Company agreed to pay approximately an additional $1,500,000 in fees and expenses. The Company expects that all of these fees and expenses, as well as the $15,000,000 previously incurred will be credited against the closing fees payable with respect to the bank facility currently under discussion with the Company's credit providers to run through May 2002. As a result, the Company does not expect to pay any material additional fees to its principal credit providers on the closing of the May 31, 2002 Facility, although it is likely that it will incur additional expenses in connection with such closing. Consistent with its prior practice, the Company has recognized the anticipated expenses over the period to which such extension relates. As a result, the Company has recorded an additional charge of $1,500,000 in the third quarter and anticipates recording an additional charge of $1,500,000 in the fourth quarter.

The Company is currently in various phases of negotiations for the remaining Aviation businesses and most other assets included within discontinued operations.

The Company has also determined to sell all of the operations currently reflected in the Other segment and decided to sell its domestic Environmental Consulting business and its Spanish subsidiary, and to wind down the operations of its civil construction business, which are reported in its Energy segment. To that end, the Company closed the sale transaction of its ADTI unit at the end of March 2000, entered into a definitive agreement in October 2000 to sell its domestic Environmental Consulting business, and is in various phases of the disposition process for the other operations mentioned above. Accordingly, the Company expects to have sufficient proceeds to fund normal operations (including certain permitted energy investments). The Company continues to explore possible new credit facilities and/or obtaining equity for such purposes, including discussions with its existing Credit Providers.

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

(a)      Environmental Matters

         (i) As a result of a criminal investigation by the U.S. Department of Justice, on September 6, 2000, Ogden Aviation Fueling Company of Virginia, Inc. entered a guilty plea to a single count misdemeanor under the Clean Water Act as a result of a spill of aviation fuel from a holding tank in October 1996 at a former tank farm it operated at Dulles International Airport in Washington, D.C. Under the terms of a written plea agreement, Ogden Aviation Fueling Company of Virginia, Inc. agreed to pay a fine of $200,000. Sentencing is scheduled for November 28, 2000.

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

         After a five-day trial in September 2000, the Court granted judgment against Ogden Aviation Fueling Company of Virginia, Inc. in the amount of $721,206.95 plus pre-judgment & post judgment interest. Ogden filed a notice to appeal to the Supreme Court of Virginia on October 29, 2000.

         (iii) On January 4, 2000 and January 21, 2000, United Air Lines, Inc. ("United") and American Airlines, Inc. ("American") named Ogden New York Services, Inc. ("Ogden New York"), in two separate lawsuits filed in the Supreme Court of the State of New York. The lawsuits seek judgment declaring that Ogden New York is responsible for petroleum contamination at airport terminals formerly or currently leased by United and American. Ogden New York moved to consolidate the two lawsuits on April 27, 2000.

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

         The American complaint, which is asserted against both Ogden and United, sets forth essentially the same legal basis for liability as the United complaint. American is seeking reimbursement of all or a portion of $4,600,000 allegedly expended in cleanup costs and legal fees it expects to incur to complete an investigation and cleanup that it is conducting under an administrative order with the State Department of Environmental Conservation. The estimate of those sums alleged in the complaint is $70,000,000. Ogden moved to consolidate the United and American action on April 27, 2000. The Court granted Ogden's motion on August 30, 2000.

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

         (vii) On May 25, 2000 the California Regional Water Quality Control Board, Central Valley Region, issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station ("Chinese Station"), a general partnership of which an Ogden subsidiary owns 50% and which operates a wood-burning power plant located in Jamestown, California. This order arises from the use of boiler bottom ash, or "tramp material," generated by Chinese Station as fill material by a neighboring industrial park. The order was issued jointly to Chinese Station and to the industrial park. Chinese Station filed a petition for review of the order in June, 2000 that is pending. As required by the order, Chinese Station is undertaking an environmental site assessment to determine the need for and scope of any necessary corrective actions. This matter remains under investigation by the Regional Water Quality Control Board and other state agencies with respect to alleged violations associated with the management of the tramp material.

(b)      Shareholder Litigation

         On September 22, October 1, and October 12, 1999, complaints (the "Complaints") denominated as class actions (the "Actions") were filed in the United States District Court for the Southern District of New York (the "Court") against the Company, the Company's former Chairman and Chief Executive, R. Richard Ablon, and Robert M. DiGia (incorrectly identified in the Complaints as the Chief Financial Officer and Senior Vice President of the Company). The Complaints, which are largely identical to one another, were brought by alleged shareholders of the Company and purported to assert claims under the federal securities laws. In general, the Complaints alleged that the Company and the individual defendants disseminated false and misleading information during the period of March 11, 1999 through September 17, 1999 (the "Class Period") with respect to the Company's intended reorganization plans and its financial condition. The Complaints sought the certification of a class of all purchasers of Ogden Corporation common stock during the Class Period. By order dated December 22, 1999, the Actions were consolidated for all purposes and lead plaintiffs and lead counsel were appointed. On February 28, 2000 plaintiffs filed a consolidated amended compliant. The amended complaint repeated the allegations made in the original complaints and added new allegations with respect to the timing of the reporting of certain losses experienced by Ogden, and added Raymond E. Dombrowski, Jr., Ogden's Senior Vice President and Chief Financial Officer, as a defendant. There has been no discovery in the Actions. On April 28, 2000 all defendants filed a motion to dismiss the Actions, with prejudice.

         On October 4, 2000, the Court issued a decision granting the defendants' motion in full, and dismissing the Actions with prejudice. A judgment to that effect was entered on October 9, 2000.

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

                (b) Credit Agreement by and among Ogden, The Bank of New York, as Agent, and the signatory Lenders thereto dated as of June
                30, 1997.*

                (i) Amendment No. 1 and Waiver No. 1 under Credit Agreement, effective as of August 18, 1999.

                (ii) Amendment No. 2 to Credit Agreement, effective as of December 20, 1999.

                (iii) Amendment No. 3 to Credit Agreement, effective as of March
                      31, 2000.

                (iv) Amendment No. 4 to Credit Agreement, dated as of June 30, 2000.

                (v) Amendment No. 5 to Credit Agreement, dated as of July 31, 2000.

                (vi) Amendment No. 6 to Credit Agreeemnt, dated as of September 30, 2000.

         10.2 Rights Agreement between Ogden Corporation and Manufacturers Hanover Trust Company, dated as of September 20,1990.*

                      (i) Amended and Restated Rights Agreement between Ogden Corporation and The Bank of New York, dated as of September 28, 2000.

         10.3   Executive Compensation Plans and Agreements.

                (a)   (i)  Ogden Corporation 1990 Stock Option Plan Amended and
                           Restated as of January 19, 1994.*

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

                (i)   Ogden Corporation Executive Performance Incentive Plan.*

                (j)   Ogden Key Management Incentive Plan.*

         10.4   Employment Agreements

                (a) Employment Letter Agreement between Ogden Corporation and Lynde H. Coit, Senior Vice President and General Counsel, dated March 1, 1999.*

                (b) Employment Agreement between R. Richard Ablon, President, Chairman and C.E.O., and Ogden dated as of January 1,1998.*

                (c) Separation Agreement between Ogden and Philip G. Husby, Senior Vice President and C.F.O., dated as of September 17, 1998.*

                (d) Employment Agreement between Scott G. Mackin, Executive Vice President and Ogden Corporation dated as of October 1, 1998.*

                (e)   Employment Agreement between Ogden Corporation and David
                      L. Hahn, Senior Vice President - Aviation, dated December 1, 1995.*

                      (i) Letter Amendment to Employment Agreement between Ogden Corporation and David L. Hahn, Senior Vice President - Aviation effective as of October 1, 1998.*

                (f) Employment Agreement between Ogden Corporation and Rodrigo Arboleda, Senior Vice President dated January 1,1997.*

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

                (b)   Reports on Form 8-K

                      Form 8-K Current Reports filed on July 31, 2000, September 13, 2000 and October 2, 2000 are incorporated herein by reference.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OGDEN CORPORATION
                                              (Registrant)


Date: November 14, 2000                       By /s/ RAYMOND E. DOMBROWSKI, JR.
                                              ----------------------------------
                                              Raymond E. Dombrowski, Jr.
                                              Senior Vice President
                                              and Chief Financial Officer


Date: November 14, 2000                       By: /s/ WILLIAM J. METZGER
                                              ----------------------------------
                                              William J. Metzger
                                              Vice President and
                                              Chief Accounting Officer

EXHIBIT NO.    DESCRIPTION OF DOCUMENT
-----------    -----------------------
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

3.2           Ogden By-Laws as amended.              Filed as Exhibits (C)(3)
                                                     and (C)(4) to Ogden's
                                                     Form 8-K filed with the
                                                     Securities and Exchange
                                                     Commission on July 7,
                                                     1987 and incorporated
                                                     herein by reference.

4             INSTRUMENTS DEFINING RIGHTS OF
              SECURITY HOLDERS

4.1           Fiscal Agency Agreement between        Filed as Exhibits (C)(3)
              Ogden and Bankers Trust Company,       and (C)(4) to Ogden's
              dated as of June 1, 1987 and           Form 8-K filed with the
              Offering Memorandum dated June 12,     Securities and Exchange
              1987, relating to U.S. $85 million     Commission on July 7,
              principal amount of 6% Convertible     1987 and incorporated
              Subordinated Debentures Due 2002.      herein by reference.

4.2           Fiscal Agency Agreement between        Filed as Exhibit (4) to
              Ogden and Bankers Trust Company,       Ogden's Form S-3
              dated as of October 15, 1987, and      Registration Statement
              Offering Memorandum dated October      filed with the Securities
              15, 1987, relating to U.S. $75         and Exchange Commission
              million principal amount of 5-3/4%     on December 4, 1987,
              Convertible Subordinated Debentures    Registration No.
              Due 2002.                              33-18875, and
                                                     incorporated herein by
                                                     reference.

4.3           Indenture dated as of March 1, 1992    Filed as Exhibit (4)(C)
              from Ogden Corporation to The Bank     to Ogden's Form 10-K for
              of New York, Trustee, relating to      fiscal year ended
              Ogden's $100 million principal         December 31, 1991, and
              amount of 9-1/4% Debentures Due        incorporated herein by
              2022.                                  reference.

10            MATERIAL CONTRACTS

10.1(a)       U.S. $95 million Term Loan and         Filed as Exhibit 10.6 to
              Letter of Credit and Reimbursement     Ogden's Form 10-Q for the
              Agreement among Ogden, the Deutsche    quarterly period ended
              Bank AG, New York Branch, and the      March 31, 1997 and
              signatory Banks thereto, dated March   incorporated herein by
              26, 1997.                              reference.

10.1(b)       Credit Agreement among Ogden, The      Filed as Exhibit 10.1(i)
              Bank of New York, as Agent, and the    to Ogden's Form 10-Q for
              signatory Lenders thereto, dated as    the quarterly period
              of June 30, 1997.                      ended June 30, 1997 and
                                                     incorporated herein by
                                                     reference.

              (i)   Amendment No. 1 and Waiver No.   Filed as Exhibit 10.1(i)
                    1 under Credit Agreement,        to Ogden's Form 10-Q for
                    effective as of August 18,       the quarterly period
                    1999.                            ended June 30, 1997 and
                                                     incorporated herein by
                                                     reference.

              (ii)  Amendment No. 2 to Credit        Filed as Exhibit
                    Agreement, effective as of       10(b)(ii) to Ogden's Form
                    December 20, 1999.               10-Q for the quarterly
                                                     period ended June 30,
                                                     2000 and incorporated
                                                     herein by reference.

              (iii) Amendment No. 3 to Credit        Filed as Exhibit
                    Agreement, effective as of       10(b)(iii) to Ogden's
                    March 31, 2000.                  Form 10-Q for the
                                                     quarterly period ended
                                                     June 30, 2000 and
                                                     incorporated herein by
                                                     reference.

              (iv)  Amendment No. 4 to Credit        Transmitted herewith as
                    Agreement dated as of June 30,   Exhibit 10.1(b)(iv).
                    2000.

              (v)   Amendment No. 5 to Credit        Transmitted herewith as
                    Agreement dated as of July 31,   Exhibit 10.1(b)(v).
                    2000.

              (vi)  Amendment No. 6 to Credit        Transmitted herewith as
                    Agreement dated as of September  Exhibit 10.1(b)(vi).
                    30, 2000

10.2          Rights Agreement between Ogden         Filed as Exhibit (10)(h)
              Corporation and Manufacturers          to Ogden's Form 10-K for
              Hanover Trust Company, dated as of     the fiscal year ended
              September 20, 1990 and amended         December 31, 1990 and
              August 15, 1995 to provide The Bank    incorporated herein by
              of New York as successor agent.        reference.

              (i)   Amended and Restated Rights      Filed as Exhibit 1 to
                    Agreement between Ogden          Amendment No. 1 to Ogden's
                    Corporation and The Bank of      Form 8-A filed with the
                    New York, dated as of            Securities and Exchange
                    September 28, 2000.              Commission on September 29,
                                                     2000 and incorporated
                                                     herein by reference.

10.3          EXECUTIVE COMPENSATION PLAN AND
              AGREEMENTS.

              (a) (i)  Ogden Corporation 1990 Stock  Filed as Exhibit
                       Option Plan Amended and       10.6(b)(i) to Ogden's
                       Restated as of January 19,    Form 10-Q as for the
                       1994.                         quarterly period ended
                                                     September 30, 1994 and
                                                     incorporated herein by
                                                     reference.

                  (ii) Amendment to the Ogden        Filed as Exhibit
                       Corporation 1990 Stock        10.7(a)(ii) to Ogden's
                       Option Plan as Amended and    Form 10-K for fiscal
                       Restated effective as of      period ended December 31,
                       September 18, 1997.           1997 and incorporated
                                                     herein by reference.

              (b)   Ogden Corporation 1999 Stock     Filed as Exhibit
                    Incentive Plan Amended and       10.3(b)(i) to Ogden's
                    Restated as of January 1,        Form 10-K for the fiscal
                    2000.                            year ended December 31,
                                                     1999 and incorporated
                                                     herein by reference.

              (c)   Ogden Services Corporation       Filed as Exhibit
                    Select Savings Plan Trust        10.7(e)(i) to Ogden's
                    Amendment and Restatement as     Form 10-K for the fiscal
                    of January 1, 1995.              year ended December 31,
                                                     1994 and incorporated
                                                     herein by reference.

                    (i) Amendment Number One to      Filed as Exhibit
                        the Ogden Services Filed     10.7(c)(ii) to Ogden's
                        as Exhibit 10.7 (c)(ii) to   Form 10-K for the fiscal
                        Ogden's Corporation Select   year ended December 31,
                        Savings Plan, effective      1997 and incorporated
                        January 1, Form 10-K for     herein by reference.
                        the fiscal year ended
                        1998. December 31, 1997
                        and incorporated herein

              (d)   Ogden Corporation Restricted     Filed as Exhibit
                    Stock Plan and Restricted        10.3(e)(i) to Ogden's
                    Stock Agreement.                 Form 10-K for the fiscal
                                                     year ended December 31,
                                                     1999 and incorporated
                                                     herein by reference.

              (e)   Ogden Corporation Restricted     Filed as Exhibit
                    Stock Plan for Non- Employee     10.3(e)(ii) to Ogden's
                    Directors and Restricted Stock   Form 10-K for the fiscal
                    Agreement.                       year ended December 31,
                                                     1999 and incorporated
                                                     herein by reference.

              (f)   Ogden Corporation Core           Filed as Exhibit 10.8(q)
                    Executive Benefit Program.       to Ogden's Form 10-K for
                                                     fiscal year ended
                                                     December 31, 1992 and
                                                     incorporated herein by
                                                     reference.

              (g)   Ogden Projects Supplemental      Filed as Exhibit 10.8(t)
                    Pension and Profit Sharing       to Ogden's Form 10-K for
                    Plans.                           fiscal year ended
                                                     December 31, 1992 and
                                                     incorporated herein by
                                                     reference.

              (h)   Ogden Projects Core Executive    Filed as Exhibit 10.8(v)
                    Benefit Program.                 to Ogden's Form 10-K for
                                                     fiscal year ended
                                                     December 31, 1992 and
                                                     incorporated herein by
                                                     reference.

              (i)   Ogden Corporation Executive      Filed as Exhibit 10.3(m)
                    Performance Incentive Plan.      to Ogden's Form 10-K for
                                                     the fiscal year ended
                                                     December 31, 1999 and
                                                     incorporated herein by
                                                     reference.

              (j)   Ogden Key Management Incentive   Filed as Exhibit 10.7(p)
                    Plan.                            to Ogden's Form 10-K for
                                                     the fiscal year ended
                                                     December 31, 1997 and
                                                     incorporated herein by
                                                     reference.

10.4          Employment Agreements

              (a)   Employment Letter Agreement      Filed as Exhibit 10.4(a)
                    between Ogden Corporation and    to Ogden's Form 10-K for
                    Lynde H. Coit, Senior Vice       the fiscal year ended
                    President and General Counsel    December 31, 1998 and
                    dated March 1, 1999.             incorporated herein by
                                                     reference.

              (b)   Employment Agreement between     Filed as Exhibit 10.3(h)
                    R. Richard Ablon and Ogden       to Ogden's Form 10-Q for
                    dated as of January 1, 1998.     the quarterly period
                                                     ended June 30, 1998 and
                                                     incorporated herein by
                                                     reference.

              (c) Separation Agreement between Filed as Exhibit 10.8(c) Ogden Corporation and Philip to Ogden's Form 10-Q for
                    G. Husby, Senior Vice            the quarterly period
                    President and C.F.O., dated as   ended September 30, 1998
                    of September 17, 1998.           and incorporated herein
                                                     by reference.

              (d)   Employment Agreement between     Filed as Exhibit 10.8(e)
                    Scott G. Mackin, Executive       to Ogden's Form 10-Q for
                    Vice President, and Ogden        the quarter ended
                    Corporation dated as of          September 30, 1998 and
                    October 1, 1998.                 incorporated herein by
                                                     reference.

              (e)   Employment Agreement between     Filed as Exhibit 10.8(i)
                    Ogden Corporation and David L.   to Ogden's Form 10-K for
                    Hahn, Senior Vice President -    fiscal year ended
                    Aviation, dated December 1,      December 31, 1995 and
                    1995.                            incorporated herein by
                                                     reference.

                    (i) Letter Amendment to          Filed as Exhibit
                        Employment Agreement between 10.8(f)(i) to Ogden's Ogden Corporation and David Form 10-Q for the
                        L. Hahn, effective as of     quarterly period ended
                        October 1, 1998.             September 30, 1998 and
                                                     incorporated herein by
                                                     reference.

              (f)   Employment Agreement between     Filed as Exhibit
                    Ogden Corporation and Filed as   10.8(j) to Ogden's
                    Exhibit 10.8(j) to Ogden's       Form 10-K for the
                    Form Rodrigo Arboleda, Senior    quarterly period ended
                    Vice President dated January     September 30, 1996 and
                    10-K for fiscal year ended       incorporated herein by
                    December 31, 1, 1997. 1996 and   reference.
                    incorporated herein by
                    reference.

                    (i)  Letter Amendment to         Filed as Exhibit
                         Employment Agreement        10.8(g)(i) to Ogden's
                         between Ogden Corporation   Form 10-Q for the
                         and Rodrigo Arboleda,       quarterly period ended
                         Senior Vice President, September 30, 1998 and effective as of October incorporated herein by
                         1, 1998.                    reference.

              (g)   Employment Agreement between     Filed as Exhibit 10.4(g)
                    Ogden Energy Group, Inc. and     to Ogden's Form 10-K for
                    Bruce W. Stone, dated May 1,     fiscal year ended
                    1999.                            December 31, 1999 and
                                                     incorporated herein by
                                                     reference.

              (h)   Employment Agreements between    Filed as Exhibit 10.8(m)
                    Ogden and Jesus Sainz,           to Ogden's Form 10-K for
                    Executive Vice President,        the fiscal year ended
                    effective as of January 1,       December 31, 1997 and
                    1998.                            incorporated herein by
                                                     reference.

                    (i) Letter Amendment to          Filed as Exhibit 10.8(j)(i)
                        Employment Agreement         to Ogden's Form 10-Q for
                        between Ogden Corporation    the quarter ended
                        and Jesus Sainz, Executive   September 30, 1998 and
                        Vice President, effective    incorporated herein by
                        as of October 1, 1998.       reference.

              (i)   Employment Agreement between     Filed as Exhibit
                    Peter Allen, Senior Vice         10.3(M)(1) to Ogden's
                    President, and Ogden             Form 10-Q for the
                    Corporation dated July 1,        quarterly period ended
                    1998.                            June 30, 1998 and
                                                     incorporated herein by
                                                     reference.

              (j)   Employment Agreement between     Filed as Exhibit 10.4(m)
                    Ogden Corporation and Raymond    to Ogden's Form 10-Q for
                    E. Dombrowski, Jr., Senior       the quarter ended
                    Vice President and C.F.O.,       September 30, 1998 and
                    dated as of September 21,        incorporated herein by
                    1998.                            reference.

11            Ogden Corporation and Subsidiaries     Transmitted herewith as
              Detail of Computation of Earnings      Exhibit 11.
              Per Share Applicable to Common
              Stock.

27            Financial Data Schedule.               Transmitted herewith as
                                                     Exhibit 27.