Form 10-K405
period 2000-12-31
COVANTA ENERGY CORP
filed 2001-04-02
CIK 73902

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________

                         COMMISSION FILE NUMBER: 1-3122

                           COVANTA ENERGY CORPORATION
                       (formerly named Ogden Corporation)
                              --------------------

             (Exact name of registrant as specified in its charter)

               DELAWARE                                  13-5549268
    ------------------------------             -----------------------------
      (State or Other Jurisdiction          (I.R.S. Employee Identification No.)
   of Incorporation or Organization)


40 Lane Road, Fairfield, N.J.                                        07004
- -----------------------------                                      -----------
        (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number including area code - (973) 882-9000

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
Title of each class                                         Which Registered
                                                           ----------------
Common Stock, par value
$.50 per share                                          New York Stock Exchange

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

YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

The aggregate market value of registrant's voting stock, held by non-affiliates based on the New York Stock Exchange closing price as reported in the consolidated transaction reporting system as of the close of business on March 15, 2001 was as follows:

Common Stock, par value $.50 per share                        $ 602,249,313

$1.875 Cumulative Convertible
Preferred Stock (Series A)                                    $ 2,937,256

The number of shares of the registrant's Common Stock outstanding as of March 15, 2001 was 49,745,571 shares. The following documents are hereby incorporated by reference into this Form 10-K:

Portions of the Registrant's 2001 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).

                                     PART I

Item 1.  BUSINESS

         Covanta seeks to develop, own or operate energy generating facilities and water and wastewater facilities in the United States and abroad. Covanta Energy Corporation is hereinafter together with its consolidated subsidiaries referred to as "Covanta" or the "Company."

         Covanta Energy Corporation is the new name of Ogden Corporation effective as of March 13, 2001. The Company was incorporated in Delaware as a public utilities holding company on August 4, 1939. In 1948, the Company registered with the Securities and Exchange Commission as a closed-end investment company. Following several acquisitions, the Company no longer qualified as an investment company and from 1953 until 1999 has operated as a diversified holding company operating through subsidiaries. In May 1966, Ogden was listed on the New York Stock Exchange.

         Prior to September, 1999, the Company conducted its business through operating groups within each of three principal business units, Energy, Entertainment and Aviation. In September 1999, the Company adopted a plan to discontinue its Entertainment and Aviation operations, to pursue the sale or other disposition of these businesses, pay down corporate debt and to concentrate on its businesses previously being conducted through its Ogden Energy Group, Inc. subsidiary. Since September, 1999, the Company implemented its plan to sell discontinued businesses. That process was largely completed in 2000. As of March 30, 2001, the principal Entertainment or Aviation assets that remain unsold are: (1) the businesses associated with the Arrowhead Pond Arena in Anaheim, California, and with the Corel Centre in Ottawa, Canada and the Ottawa Senators hockey team; (2) the Company's assets in Argentina related to a casino and an exhibition center; and (3) the aviation fueling and fuel facility management business.

                                  CORE BUSINESS

         Since the early 1980s, the Company has engaged in developing, and in some cases owning, energy-generating projects fueled by municipal solid waste, and providing long-term services from these projects to communities. The Company is now the largest full service vendor (i.e., builder/operator) in the world for large-scale waste-to-energy projects. In addition, since 1989, the Company has been engaged in developing, owning and/or operating independent power production projects utilizing a variety of fuels. The Company's involvement in the operation of water and wastewater facilities began in 1994.

         The Company generally seeks to participate in projects in which it can make an equity investment and/or become the operator; its returns are derived from equity distributions and/or operating fees. It also seeks to have a role in the development of the projects. The types of projects in which the Company seeks to participate, sell the electrical power services they generate, or the waste or water-related services they provide, under long-term contracts or market concessions to utilities, government agencies providing power distribution, creditworthy industrial users, or local government units. In selected cases, such services may be provided under short-term arrangements as well. For power projects utilizing a combustible fuel or geothermal sources, the Company typically seeks projects which have a secure supply of fuel or geothermal brine through long-term supply arrangements or by obtaining control of the fuel source. Similarly, for water and wastewater-related services, the Company seeks to operate under long-term contracts with governmental units or market concessions.

         The number of projects being pursued at any given time by the Company will fluctuate. The complexities and uniqueness of international project development in particular requires that the Company continually assess the likelihood of successful project financing throughout the development stage and weigh that against expected benefits. In addition, the Company may, depending upon circumstances and at the appropriate time, elect to dispose of a portion of an equity interest it may have in a project after financing.

         The Company presently has interests in power projects with an aggregate generating capacity of approximately 2700 MW (gross) either operating or under construction in the United States, Central and South America, Europe and Asia. The Company has an operating, and in some cases a design and construction role, in water and waste water projects with an aggregate processing capacity of approximately 60 million gallons per day, all of which are in the United States. It continues to seek to expand its ownership and operation of projects in these and other regions. In addition to its headquarters in Fairfield, New Jersey, the Company's business is facilitated through its Fairfax, Virginia office, with field offices in Manila, The Philippines; Bangkok, Thailand; Beijing, China; Calcutta, India; London, England; and Sao Paulo, Brazil.

(a)      APPROACH TO PROJECTS.

         (i)      General Approach to Power Projects

         The Company conducts its power operations through wholly-owned subsidiaries. The Company develops, operates and/or invests in non-utility energy generation projects in the United States and abroad which sell their output to utilities, electricity distribution companies or industrial consumers. The Company's operating power projects utilize a variety of energy sources: water (hydroelectric), natural gas, coal, geothermal energy, municipal solid waste, wood waste, landfill gas, heavy fuel oil and diesel fuel.

         Within the commercial parameters of each power project, the Company attempts to sell electricity under long-term power sales contracts, and to structure the revenue provisions of such power sales contracts such that the revenue components of such contracts correspond to the projects' cost structure (including changes therein due to inflation and currency fluctuations) of building, financing, operating and maintaining the projects.

         On many of its power projects, the Company performs operation and maintenance services on behalf of the project owner. Although all operation and maintenance contracts are different, the Company typically seeks to perform these services on a cost-plus-fixed-fee basis, with a bonus and limited penalty payment mechanism related to specified benchmarks of plant performance.

         Covanta generally looks to finance its projects using equity or capital commitments provided by it and other investors, combined with limited recourse debt for which the lender's source of payment is project revenues and which is collateralized by project assets. Consequently, the ability of the Company's project subsidiaries to declare and pay cash dividends to the Company is subject to certain limitations in the project loan and other documents. In some project situations, Covanta or one of its intermediate holding companies has provided limited support such as operating guarantees, financial guarantees of bridge loans or other interim debt arrangements. The Company will continue to do so in the future where it deems this warranted.

         (ii)     Structural Issues on Waste to Energy Projects

         In addition to generating electricity or steam, the Company's waste-to-energy power projects provide waste disposal services to municipal clients. Generally, the Company provides these services pursuant to long-term service contracts ("Service Agreements") with local governmental units sponsoring the project ("Client Communities"). One of the Company's waste-to-energy facilities does not have a sponsoring Client Community. Electricity, and in some cases steam, is sold pursuant to long-term power purchase agreements with local utilities or industrial customers.

         Each Service Agreement is different in order to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements, and other factors. The following description sets forth terms that are generally common to these agreements:

          - The Company designs the facility, helps to arrange for financing and then constructs and equips the facility on a fixed price and schedule basis.

          - The Company operates the facility and generally guarantees it will meet minimum waste processing capacity and efficiency standards, energy production levels and environmental standards. The Company's failure to meet these guarantees or to otherwise observe the material terms of the Service Agreement (unless caused by the Client Community or by events beyond its control ("Unforeseen Circumstances")) may result in liquidated damages being charged to the Company or, if the breach is substantial, continuing and unremedied, the termination of the Service Agreement. In the case of such Service Agreement termination, the Company may be obligated to discharge project indebtedness.

          - The Client Community is generally required to deliver minimum quantities of municipal solid waste ("MSW") to the facility and is obligated to pay a service fee for its disposal, regardless of whether that quantity of waste is delivered to the facility (the "Service Fee"). The Service Fee escalates to reflect indices of inflation. In many cases the Client Community must also pay for other costs, such as insurance, taxes and transportation and disposal of the residue to the disposal site. If the facility is owned by the Company, the Client Community also pays as part of the Service Fee an amount equal to the debt service due to be paid on the bonds issued to finance the facility. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the Client Community. In addition, the contracts generally require that the Client Community pay increased expenses and capital costs resulting from Unforeseen Circumstances, subject to limits which may be specified in the Service Agreement.

          - The Client Community usually retains a portion of the energy revenues (generally 90%) generated by the facility, with the balance paid to the Company.

         Financing for the Company's domestic projects is generally accomplished through the issuance of tax-exempt and taxable revenue bonds issued by or on behalf of the Client Community. If the facility is owned by a Company subsidiary, the Client Community loans the bond proceeds to the subsidiary to pay for facility construction and pays to the subsidiary amounts necessary to pay debt service. For such facilities, project-related debt is included as a liability in Covanta's consolidated financial statements. Generally, such debt is secured by the revenues pledged under the respective indenture and is collateralized by the assets of the Company's subsidiary and otherwise provides no recourse to Covanta, subject to construction and operating performance guarantees and commitments.

         (iii)    Other Project Structures

         The Company owns one waste-to-energy facility that is not operated pursuant to a Service Agreement with a Client Community, and may consider additional such projects in the future. In such projects, the Company generally assumes the project debt and risks relating to waste availability and pricing, risks relating to the continued performance of the electricity purchaser, as well as risks associated with Unforeseen Circumstances. In these projects, the Company generally retains all of the energy revenues from sales of power to utilities or industrial power users and disposal fees for waste accepted at these facilities. Accordingly, the Company believes that such projects carry both greater risks and greater potential rewards than projects in which there is a Client Community.

         In addition, the Company has undertaken, or is in the process of undertaking, restructuring of several of its waste-to-energy projects. These are briefly described below:

          -    Union, New Jersey.

         In Union County, New Jersey, a municipally-owned facility has been leased to the Company, and the Client Community has agreed to deliver approximately 50% of the facility's capacity on a put-or-pay basis. The balance of facility capacity is marketed by the Company, at its risk. The Company provided limited credit support in the form of an operating performance guaranty, as well as a rent guaranty supporting one series of subordinated bonds. In connection with this restructuring, the Client Community assigned to the Company the long-term power contract with the local utility. As part of this assignment, the power contract was amended to give the Company the right to sell all or a portion of the plant's output to other purchasers. The Company has elected to sell all of the project's power to Sempra Energy Trading Corporation under a two year arrangement which the Company believes will enhance project revenues. Other such arrangements may be considered in the future.

          -    Tulsa, Oklahoma.

         In Tulsa, Oklahoma, the Client Community paid a fee to terminate its Service Agreement. At the same time the parties entered into a new arrangement pursuant to which the Company was required to fund the cost of the facility's Clean Air Act retrofit; the Client Community is committed to deliver waste on a put-or pay-basis, for a fee per ton; and the parties agreed to sharing of certain excess revenues from facility operations. In addition, the Company no longer has the right to require an adjustment to fees to cover the costs of Unforeseen Circumstances, but may terminate the contract if the Client Community declines to accept such increases. Under the new contract, the Client Community has accepted the obligation to repay bonds issued to finance the facility, including prepayment as a result of termination of the Service Agreement, regardless of the reasons for the termination.

          -    Warren County, New Jersey.

         In Warren County, New Jersey, the Company has offered to market the facility's capacity, at its risk, in a restructuring plan that includes State assistance with debt retirement. The Warren County restructuring is subject to several conditions precedent, some of which are beyond the control of the Company, notably the securing of State funds. Currently, the project's debt service reserve funds have been depleted, and the State has provided funds to ensure semi-annual debt service was paid to bondholders since December 1999. There can be no assurance that an acceptable resolution will be achieved. If such a resolution cannot be achieved, the Warren County Client Community may default on its obligations, including obligations to bondholders, in which case a restructuring would need to be addressed between the Company and the project's lenders and credit enhancement providers. The project is mortgaged to its lenders, and thus it is possible that such restructuring could result in the Company no longer owning and/or operating the Facility.

          -    Lake County, Florida.

         In Lake County, Florida, the Client Community has indicated its intention to reduce or terminate its continuing payment obligations with respect to the facility, and has expressed its desire to restructure its relationship with the Company subsidiary to substantially reduce its payment obligation or to institute condemnation proceedings to purchase the Facility from the Company. In late 2000, discussions regarding a mutually acceptable resolution of these matters ended and the County commenced a court action seeking to have the Service Agreement declared void on various constitutional and public policy grounds. Although the Company wishes to find mutually acceptable ways to resolve the County's concerns, it will vigorously contest any effort by the County to avoid its contractual responsibilities.

         (iv)     Waste-To-Energy Technology

         The Company has the exclusive right to market in the United States the proprietary mass-burn technology of Martin GmbH fur Umwelt und Energietechnik ("Martin"). All of the waste to energy projects that the Company has constructed use the Martin technology, although the Company does operate some projects using other technologies. The principal feature of the Martin technology is the reverse-reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin technology expired in 1989, and there are various other expired and unexpired patents relating to the Martin technology. The Company believes that it is Martin's know-how and worldwide reputation in the waste-to-energy field, and the Company's know-how in designing, constructing and operating waste-to-energy facilities, rather than the use of patented technology, that is important to the Company's competitive position in the waste-to-energy industry in the United States. The Company does not believe that the expiration of the patent covering the basic stoker grate technology or patents on other portions of the Martin technology will have a material adverse effect on the Company's financial condition or competitive position.

         The Company believes that mass burn technology is now the predominant technology used for the combustion of solid waste. The Company believes that the Martin technology is a proven and reliable mass burn technology, and that its association with Martin has created significant name recognition and value for the Company's domestic waste-to-energy business. The Company's efforts internationally have not been technology-specific.

         The Company's rights to the Martin technology are provided pursuant to an agreement between Martin and a Company affiliate (the "Cooperation Agreement"). The Cooperation Agreement gives the Company exclusive rights to market the Martin technology in the United States, Canada, Mexico, Bermuda, certain Caribbean countries, most of Central and South America and Israel. Martin is obligated to assist the Company in installing, operating, and maintaining facilities incorporating the Martin technology. The 15-year term of the Cooperation Agreement renews automatically each year unless notice of termination is given, in which case the Cooperation Agreement would terminate 15 years after such notice. Additionally, the Cooperation Agreement may be terminated by either party if the other fails to remedy its material default within 90 days of notice. The Cooperation Agreement is also terminable by Martin if there is a change of control (as defined in the Cooperation Agreement). Termination would not affect the rights of the Company to design, construct, operate, maintain or repair waste-to-energy facilities for which contracts have been entered into or proposals made prior to the date of termination.

         (v)      General Approach to Water and Wastewater Projects

         The Company's water and wastewater operation are conducted through wholly-owned subsidiaries. The Company's mission is to develop, design, construct, maintain, operate and, in some cases, own water and wastewater treatment facilities and distribution and collection networks in the United States and abroad.

         In the United States, the Company seeks to participate in water projects in which, under contracts with municipalities, it privatizes water and/or wastewater facilities, agrees to build new or substantially augment existing facilities and agrees to operate and maintain the facilities under long-term contracts. The Company believes that the North American market for its services is increasingly favorable, and intends to concentrate its development efforts in that market for the foreseeable future.

         In countries other than the United States, the Company will seek water and wastewater opportunities in which it will provide services to municipalities in which it can own an equity interest in facilities under a concession that grants it the right to provide service to, and collect revenues from, consumers. The Company believes that the lack of creditworthiness of some non-U.S. municipalities, which may result from their limited ability to raise revenues or from other causes, makes the collection of tariffs from the consumer a more secure source of revenue. In most situations, projects outside of the United States will require significant equity investment by the Company. As such, the Company intends to pursue such projects only in very limited circumstances.

         Under contractual arrangements, the Company may be required to warrant certain levels of performance and may be subject to financial penalties or termination if it fails to meet these warranties. The Company may be required to guarantee the performance of its subsidiary. The Company seeks to not take responsibility for conditions that are beyond its control.

         During 1999, the Company purchased a controlling interest in DSS Environmental, Inc., which owns the patent for the DualSand(TM) filtration technology. The Company believes that this technology offers superior performance at a competitive cost, and that it will have wide application for both water and wastewater projects. In addition, the Company believes that, because the DualSand(TM) system is based on a modular design, it can be implemented over a wide range of project sizes.

(b)      FACILITIES UNDER CONSTRUCTION.

                  - Balaji, India.

         In 2000, the Company acquired a controlling interest in its second Indian project, the 106 MW Balaji project located at Samayanallur, in the State of Tamil Nadu. The project is under construction and commercial operation is expected in the fourth quarter of 2001. The Company at project completion will hold approximately 75% of the project equity, and through a subsidiary will also operate the project. The balance of the project ownership interests are held by individuals who originally developed the project. An affiliate of Wartsila North America, Inc. is constructing the project. The project's electrical output will be sold under a long term contract to the Tamil Nadu Electricity Board ("TNEB"), and TNEB's obligations are supported by the Government of the State of Tamil Nadu. The Indian Oil Corporation Limited will supply fuel to the project.

                  - Trezzo, Italy.

         During 2000, the Company acquired a 13% equity interest in a 15 MW mass burn waste-to-energy project near the City of Trezzo Sull' Lombardy Region, Italy (the "Trezzo Project"). The remainder of the equity in the project is held by TTR Tecno Trattamento Rifiuti s.r.l., a subsidiary of Falck S.p.a. ("Falck"). The Trezzo Project will be operated by Ambiente 2000 s.r.l. ("A2000"), an Italian special purpose limited liability company of which the Company owns 40%. The solid waste supply for the project will come from municipalities under long-term contracts and is guaranteed by Falck. The electrical output from the Trezzo Project will be sold at governmentally established preferential rates under a long term purchase contract to Italy's state owned utility company, Ente Nazionale de Electtricita S.p.a. The project closed its limited recourse financing in February 2001, and commercial operation is expected during the first quarter of 2002.

                  - San Vittore, Italy.

         In January of 2001, A2000 also entered into a 15-year Operations and Maintenance Agreement with E.A.L.L Energia Ambiente Litorale Laziale s.r.l., an Italian limited liability company owned by CMI S.p.a. to operate and maintain a 10 MW waste-to-energy facility capable of processing up to 300 metric tons per day of refuse derived fuel in the Municipality of San Vittore del Lazio (Frosinone), Italy. CMI S.p.a. is a holding company controlled by Falck. Limited recourse project financing is in place. The San Vittore project has a 15-year waste supply agreement with Reclas S.p.a. (mostly owned by regional municipalities), and a long term power offtake contract with ENEL, the stateowned electricity provider. Construction of the San Vittore project began in July 1999, and is nearly complete. Lurgi, a major German construction company, is constructing the project and will operate the project during the first year after completion. Commercial operation is expected during the second quarter of 2001. A2000 will operate and maintain the project beginning in its second year of operation.

(c)      OPERATING FACILITIES.

                  - Geothermal Energy.

                  The Company has interests in two geothermal facilities in Southern California, the Heber and SIGC facilities, with a combined gross generating capacity of 100 MW. The Company is the sole lessee of the SIGC project and is the sole owner of the Heber project. The Company operates these facilities. The Company also owns a geothermal resource, which is adjacent to and supplies fluid to both geothermal facilities. The electricity from both projects is sold under long-term contracts with Southern California Edison.

                  The Company also owns a 50% partnership interest in Mammoth-Pacific, L.P., which owns three geothermal power plants with a gross capacity of 40 MW, located on the eastern slopes of the Sierra Nevada Mountains at Casa Diablo Hot Springs, California. The projects have contractual rights to the geothermal brine resource for a term not less than the term of the power contracts. All three projects sell electricity to Southern California Edison under long-term contracts.

                  - Hydroelectric.

                  The Company owns 50% equity interests in two run-of-river hydroelectric projects which generate a total of 19 MW: Koma Kulshan Hydroelectric Project ("Koma Kulshan") and Weeks Falls Hydroelectric Project ("Weeks Falls"). Both Koma Kulshan and Weeks Falls are located in Washington State, and each sells electricity to Puget Sound Power & Light Company under long-term contracts.

                  The Catalyst New Martinsville, West Virginia project, is a 40 MW run-of-river project which is operated through a subsidiary. The Company is the lessee. The output is sold to Monongahela Power Company under a long-term contract. The Company operates the Don Pedro project and the Rio Volcan project in Costa Rica, pursuant to long term contracts, through an operating subsidiary. The Company also has a nominal equity investment in each project. The electric output from both of these facilities is sold to Instituto Costarricense de Electricidad, a Costa Rica national electric utility. Through its investment in Empresa Valle Hermoso (see discussion below, under "Natural Gas") the Company also has a small (less than 7%) ownership interest in a 12 MW hydroelectric project in Rio Yura, Bolivia. The Rio Yura project sells its output to mining companies, local residents and the national grid.

                  - Municipal Solid Waste.

                  The Company's interests in projects fueled with municipal solid waste are described generally in (a) (ii) and (iii) above.

                  - Waste Wood.

                  The Company owns 100% interests in three waste wood fired electric power plants in California: Burney Mountain Power Station, Mount Lassen Power Station and Pacific Oroville Power Station. A fourth, Pacific Ultrapower Chinese Station Power Station, is owned by a partnership in which the Company holds a 50% interest. Generally, fuel supply is procured from local sources through a variety of short-term waste wood supply agreements. The four projects have a gross capacity of 67 MW. All four projects sell electricity to Pacific Gas & Electric Company under long-term contracts.

                  - Landfill Gas.

                  The Company owns and operates eight landfill gas projects which produce electricity by burning methane gas produced by the anaerobic digestion of the solid waste contained in sanitary landfills. Seven of the projects are located in California, and one is located in Maryland. The eight projects have a gross capacity of 43 MW. All sell electricity generated to local utilities, under contracts having varying lengths, the longest expiring in 2011.

                  - Coal.

                  A consortium, of which the Company is a 26% member, has a 510 MW (gross) coal-fired electric generating facility in the Republic of The Philippines (the "Quezon Project"). The project first generated electricity in October, 1999, and full commercial operation occurred during the fourth quarter, 2000. The other members of the consortium are an affiliate of International Generating Company, an affiliate of General Electric Capital Corporation, and PMR Limited Co., a Philippines partnership. The consortium sells electricity to Manila Electric Company ("Meralco"), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila. Under a long-term agreement, Meralco is obligated to take or pay for stated minimum annual quantities of electricity produced by the facility. The consortium has entered into contracts for the supply of coal at stated prices for a portion of the term of the power purchase agreement. The Company will operate the project under a long-term agreement with the consortium.

                  The Company has majority equity interests in four coal-fired cogeneration facilities in three different provinces in the Peoples Republic of China. These projects are operated, in each case, by an affiliate of the minority equity stakeholder in the respective projects. Parties holding minority positions in the projects include a private company, a local government enterprise and in the remaining two cases, affiliates of the local municipal government. A majority of the electrical output of the projects is sold to the relevant local Municipal Power Bureau and steam is sold to various host industrial facilities, both pursuant to long-term power and steam sales agreements.

                  - Natural Gas.

                  In 1998, the Company acquired an equity interest in a barge-mounted 122 MW diesel/natural gas fired facility located near Haripur, Republic of Bangladesh. This project entered commercial operation in June 1999, and is operated by a subsidiary of the Company. The Company owns approximately 45% of the project company equity. An affiliate of El Paso Energy Corporation owns 50% of such equity, and the remaining interest is held by Wartsila North America, Inc. The electrical output of the project is sold to the Bangladesh Power Development Board ("BPDB") pursuant to a long-term agreement. That agreement also obligates the BPDB to supply all of the natural gas requirements of the project. The BPDB's obligations under the agreement are guaranteed by the Government of Bangladesh. In 1999, the project received $87 million in financing and political risk insurance from the Overseas Private Investment Corporation.

                  In 1999, the Company acquired ownership interests in two 122 MW gas-fired combined cycle facilities in Thailand: the Sahacogen facility and the Rojana Power facility. Both facilities, which commenced operations in 1999, sell power under long-term contracts to adjacent industrial parks, and the excess is sold into the national power grid. The Company acquired a 74% ownership interest in the Sahacogen facility, and a 25% ownership interest the Rojana Power facility. Both facilities are operated under the supervision of the Company. In connection with these acquisitions, the Company acquired an interest in an operating company in Thailand.

                  The Company owns an approximately 12% interest in Empresa Valle Hermoso ("EVH") which was formed by the Bolivian government as part of the capitalization of the government-owned utility ENDE. EVH owns and operates 182 MW of gas-fired generating capacity. The Company also participates in a joint venture that supplies EVH with management services support.

                  The Company owns a 50% equity interest in a 15 MW natural-gas fired cogeneration project in the Province of Murcia, Spain (the "Linasa Project"). The Linasa Project is operated by a subsidiary of the Company. The electrical output of the Linasa Project is being sold under a long-term purchase contract to the Spanish electrical utility, Iberdrola, at governmentally-established preferential rates for cogeneration projects (currently expected to extend until 2007) and at market rates thereafter. The thermal output and a portion of the electrical output from the Linasa Project are being sold to our 50% partner Industria Jabonera LINA S.A., a Spanish soap and detergent manufacturing company under a long-term energy service agreement.

                  - Diesel/Heavy Fuel Oil.

                  The Company owns interests in three diesel fuel facilities in The Philippines. The Bataan Cogeneration project is a 65 MW facility that has a long-term contract to sell its electrical output to the National Power Corporation (with which it also has entered into a fuel management agreement for fuel supply) and the Bataan Export Processing Zone Authority. The Island Power project is a 7 MW facility that has a long-term power contract with the Occidental Mindoro Electric Cooperative. Both projects are operated by the Company.

                  In 1999, the Company acquired 100% of the stock of Magellan Cogeneration, Inc., a Philippine company that owns and operates a 65 MW diesel fired electric generating facility located in the province of Cavite, The Philippines. This project sells a portion of its energy and capacity to the National Power Corporation and a portion to the Cavite Export Processing Zone Authority pursuant to long-term power purchase agreements.

                  In 1999, the Company acquired an equity interest in a 105 MW heavy fuel oil fired generating facility located near Samalpatti, Tamil Nadu, India. This project achieved commercial operation during the first quarter of 2001. The project is operated by a subsidiary of the Company. The Company owns a 60% interest in the project company. Shapoorji Pallonji Infrastructure Capital Co. Ltd. and its affiliates will own 29% of such equity with the remainder of 11% being held by Wartsila India Power Investment, LLC. The electrical output of the project will be sold to the Tamil Nadu Electricity Board ("TNEB") pursuant to a long-term agreement. Bharat Petroleum Corporation Ltd. will supply the oil requirements of the project. TNEB's obligations are guaranteed by the Government of the State of Tamil Nadu.

                  - Water And Wastewater.

                  The Company operates and maintains wastewater treatment facilities for eight small municipalities and industrial customers in New York State. Such facilities together process the equivalent of approximately
37 million gallons per day ("mgd").

                  The Company also designed, built and now operates and maintains a 24 mgd potable water treatment facility and associated transmission and pumping equipment, which will supply water to residents and businesses in Bessemer, Alabama, a suburb of Birmingham. Under a long-term contract with the Governmental Services Corporation of Bessemer, the Company received a fixed price for design and construction of the facility, and will be paid a fixed fee plus passthrough costs for delivering processed water to the City's water distribution system. Construction was completed ahead of schedule during 2000.

                  During 2000, the Company was awarded several small projects in upstate New York for the supply of its patented DualSand(TM) systems to municipalities that are improving existing systems. The Company's obligations include equipment supply and installation, and in some cases construction work related to other plant improvements, in addition to the DualSand(TM) systems.

(d)      OTHER DEVELOPMENT EFFORTS.

                  The Company is actively pursuing a number of projects, some of which have achieved significant development milestones such as executed power purchase agreements, site acquisition or receipt of key governmental approvals. Among the most advanced development efforts are:

     (i) Three Mountain Power: a 500 MW gas-fired combined cycle merchant facility, to be located at a site adjacent to the Company's Burney facility in Shasta County, California. The project is presently in the advanced permitting stage. The Company expects all permits to be issued during the second quarter of 2001.

     (ii) During 2000, the Company entered into agreements for the design, construction and operation of a 28 mgd potable water desalinization project to be constructed on behalf of Tampa Bay Water, a public authority serving the Tampa Bay, Florida area. The project will utilize a reverse osmosis process and incorporate DualSand(TM) technology. The Company will operate and maintain the project for a 30-year term under a contract with the project owner, Poseidon Resources Corporation. Financial closing is expected during the second quarter of 2001, at which time construction will begin.

     (iii) The Company has received an award as winning bidder for a $59 million, 4 mgd wastewater collection and sewer system in Key Largo, Florida. The Company signed definitive agreements with the Florida Keys Aqueduct Authority for the design, construction and operation of the project during 2000. The project is currently delayed because of litigation challenging the procurement process for the project.

         As with all development efforts, however, there are in each case numerous conditions to be satisfied prior to financing, some of which are not within the Company's control. As such, no assurance can be given that these projects will ultimately be developed successfully.

(e)  PROJECT SUMMARIES.

         Certain information with respect to the Company's projects as of March 1, 2001 is summarized in the following table:

                                    PROJECTS

                                                                                             DATE OF ACQUISITION/
                                                                                             COMMENCEMENT
                              LOCATION             SIZE        NATURE OF INTEREST            OF OPERATIONS
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

2.     Rio Volcan             Costa Rica           16MW        Part Owner/Operator               1997

3.     Don Pedro              Costa Rica           16MW        Part Owner/Operator               1996

4.     Koma Kulshan(1)        Washington           12MW        Part Owner                        1997

5.     Weeks Falls(1)         Washington            5MW        Part Owner                        1997

6.     Rio Yura(2)            Bolivia              12MW        Part Owner                        1998
                                                 ------
                              SUBTOTAL            101MW

B.     GEOTHERMAL

1.     Heber                  California           52MW        Owner/Operator                    1989

2.     SIGC                   California           48MW        Lessee/Operator                   1994

3.     Mammoth G1(1)          California           10MW        Part Owner/Operator               1997

4.     Mammoth G2(1)          California           15MW        Part Owner/Operator               1997

5.     Mammoth G3(1)          California           15MW        Part Owner/Operator               1997
                                                 ------
                              SUBTOTAL            140MW

C.     NATURAL GAS

1.     Empresa Valle          Bolivia             182MW        Part Owner/                       1995
         Hermoso(3)                                            Operations Mgmt.

2.     Sahacogen(4)           Thailand            122MW        Owner/Operator                    1999

3.     Rojana(5)              Thailand            122MW        Owner/Operator                    1999

4.     Haripur(6)             Bangladesh          120MW        Part Owner/Operator               1999

5.     Linasa(1)              Spain                15MW        Part Owner/Operator               2000
                                                -------
                              SUBTOTAL            561MW

D.     COAL

1.     Quezon(7)              Philippines         510MW        Part Owner/Operator               2000

2.     Lin'an(8)              China                24MW        Part Owner                        1997

3.     Huantai(8)             China                24MW        Part Owner                        1997

4.     Taixing(8)             China                24MW        Part Owner                        1997

5.     Yanjiang(8)            China                24MW        Part Owner                        1997
                                                 ------
                              SUBTOTAL            606MW

E.     DIESEL/HEAVY FUEL OIL

1.     Island Power           Philippines           7MW        Part Owner/Operator               1996
         Corporation(9)

2.     Bataan                 Philippines          65MW        Owner/Operator                    1996
         Cogeneration

3.     Magellan               Philippines          65MW        Owner/Operator                    1999

4.     Samalpatti(8)          India               105MW        Owner/Operator                    2001
                                                 ------
                              SUBTOTAL            242MW

F.     MUNICIPAL SOLID WASTE

1.     Tulsa(11)              Oklahoma             11MW        Lease/Operate                     1986

2.     Marion County          Oregon               13MW        Own/Operate                       1987

3.     Hillsborough County    Florida              29MW        Operate                           1987

4.     Tulsa(13)              Oklahoma              N.A.       Lease/Operate                     1987

5.     Bristol                Connecticut        16.3MW        Own/Operate                       1988

6.     Alexandria/Arlington   Virginia             22MW        Own/Operate                       1988

7.     Indianapolis           Indiana               N.A.       Own/Operate                       1988

8.     Hennepin County(11)    Minnesota          38.7MW        Lease/Operate                     1989

9.     Stanislaus County      California         22.5MW        Own/Operate                       1989

10.    Babylon(12)            New York           16.8MW        Own/Operate                       1989

11.    Haverhill              Massachusetts        46MW        Own/Operate                       1989

12.    Warren County14        New Jersey           13MW        Own/Operate                       1988

13.    Kent County            Michigan             18MW        Operate                           1990

14.    Wallingford(14)        Connecticut          11MW        Own/Operate                       1989

15.    Fairfax County         Virginia             79MW        Own/Operate                       1990

16.    Huntsville             Alabama               N.A.       Operate                           1990

17.    Lake County            Florida            14.5MW        Own/Operate                       1991

18.    Lancaster County       Pennsylvania       35.7MW        Operate                           1991

19.    Pasco County           Florida            31.2MW        Operate                           1991

20.    Huntington(15)         New York           24.3MW        Own/Operate                       1991

21.    Hartford(16)           Connecticut        68.5MW        Operate                           1987

22.    Detroit(17)            Michigan             68MW        Lease/Operate                     1991

23.    Honolulu(17)           Hawaii               57MW        Lease/Operate                     1990

24.    Union County(18)       New Jersey           44MW        Lease/Operate                     1994

25.    Lee County             Florida            39.7MW        Operate                           1994

26.    Onondaga County(15)    New York           39.5MW        Own/Operate                       1995

27.    Montgomery County      Maryland             55MW        Operate                           1995
                                               -------

                              SUBTOTAL         813.6MW

G.     WASTE WOOD

1.     Burney Mountain        California        11.4MW         Owner/Operator                    1997

2.     Pacific Ultrapower     California        25.6MW        Part Owner                         1997
         Chinese Station(1)

3.     Mount Lassen           California        11.4MW         Owner/Operator                    1997

4.     Pacific Oroville       California        18.7MW         Owner/Operator                    1997
                                               -------
                              SUBTOTAL          67.1MW

H.     LANDFILL GAS

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

4.     Penrose                California          10MW         Owner/Operator                    1997

5.     Salinas                California         1.5MW         Owner/Operator                    1997

6.     Santa Clara            California         1.5MW         Owner/Operator                    1997

7.     Stockton               California         0.8MW         Owner/Operator                    1997

8.     Toyon                  California          10MW         Owner/Operator                    1997
                                                ------
                              SUBTOTAL          36.1MW
                                                ------
TOTAL MW IN OPERATION                           2566MW


I.     WATER AND WASTEWATER

1.     Bessemer               Alabama          24 mgd          Design/Build/Operate              2000


2.     Clinton                New York        2.5 mgd          Operator                          1995


3.     Bristol/Myers Squibb   New York         20 mgd          Operator                          2000


4.     Chittenango            New York        1.0 mgd          Operator                          1998


5.     Canastata              New York        2.5 mgd          Operator                          1998


6.     Cortland               New York         10 mgd          Operator                          1995


7.     Kendall Corp.          New York        0.2 mgd          Operator                          1995


8.     Mohawk                 New York        0.1 mgd          Operator                          1995


9.     Kirkland               New York        0.3 mgd          Operator                          1995

                                           ----------
TOTAL MGD IN OPERATION                       60.6 mgd




PROJECTS UNDER CONSTRUCTION:

1.     Balaji(10)             India        106 MW              PartOwner/Operator                2001 (est.)

2.     Trezzo                 Italy         15 MW              Part Owner/Operator               2002 (est.)

3.     San Vittore            Italy         15 MW              Operator                          2002 (est.)
                                           ------
TOTAL PROJECTS UNDER CONSTRUCTION:         136 MW


TOTAL MW IN OPERATION/UNDER CONSTRUCTION: 2702

TOTAL MGD IN OPERATION:  60.6

- --------------------------------------------------------------------------------
NOTES

(1)  The Company has a 50% ownership interest in the project.

(2) The Company has an approximate 12% interest in a company that owns 58% of this project.

(3) The Company owns an approximate 24% interest in a consortium that purchased 50% of Empresa Valle Hermoso. The remaining 50% is owned by Bolivian pension funds.

(4)  The Company has a 74% ownership interest in this project.

(5)  The Company has a 25% ownership interest in this project.

(6) The Company has an approximate 45% interest in this project. This project is capable of operating through combustion of diesel oil in addition to natural gas.

(7)  The Company has an approximate 26% ownership interest in this project.

(8)  The Company has a 60% ownership interest in this project.

(9)  The Company has an approximate 40% ownership interest in this project.

(10) The Company will have, at project completion, an approximate 75% interest in this project.

(11) Facility is owned by an owner/trustee pursuant to a sale/leaseback arrangement.

(12) Facility has been designed to allow for the addition of another unit.

(13) Phase II of the Tulsa facility, which was financed as a separate project, expanded the capacity of the facility from two to three units.

(14) Company subsidiaries were purchased after completion, and use a mass-burn technology that is not the Martin Technology.

(15) Owned by a limited partnership in which the limited partners are not affiliated with Covanta.

(16) Under contracts with the Connecticut Resource Recovery Authority and Northeast Utilities, the Company operates only the boiler and turbine for this facility.

(17) Operating contracts were acquired after completion. Facility uses a refuse-derived fuel technology and does not employ the Martin Technology.

(18) The Union Facility is leased to a Company subsidiary.



                                      OTHER

         During 1999, the Company continued to implement its plans to sell the businesses in its Entertainment group. Prior to September 1999, Entertainment was engaged in business activities related to owning, servicing and operating public assembly facilities and entertainment attractions in the United States, Canada, Europe, South America, Latin America and Australia both directly and through partnerships and joint ventures. Entertainment's business operations included concessions and venue management, parks and attractions and production. As of March 30, 2001, the principal Entertainment assets that remain unsold are the businesses associated with the Arrowhead Pond Arena in Anaheim, California, and with the Corel Centre in Ottawa, Canada and the Ottawa Senators hockey club, and its assets in Argentina related to a casino and an exhibition center.

         During 1999, the Company also implemented its plan to sell the businesses in its Aviation group. Prior to 1999, the Aviation group included two major operations: (i) Aviation Services, and (ii) Airport Privatization and Infrastructure Development. Aviation Services provided ground handling and passenger services; cargo facility development and operations; and fueling and fuel facility management, and Airport Privatization and Infrastructure operations designed, financed, built and operated major airport facilities and other aviation infrastructure projects; provided airport development and management. As of March 30, 2001, the principal Aviation asset that remains unsold is the fueling and fuel facility management business.

         The Company has provided environmental consulting services through Ogden Environmental and Energy Services Co., Inc. ("OEES"). OEES provides a comprehensive range of environmental, infrastructure and energy consulting, engineering and design services to industrial and commercial companies, electric utilities and governmental agencies. In 1999, Ogden announced its intention to sell its environmental consulting services. During 2000, the Energy Group sold most of the assets and businesses associated with OEES.

         Datacom, Inc., is a contract manufacturer which conducts assembly and manufacturing operations at its facility located in Reynosa, Mexico near the border with McAllen, Texas. Datacom sells an overwhelming majority of its output under a supply contract with the Genicom Corporation, a specialty printer supplier. During 2000, Genicom filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code, and was subsequently purchased. Datacom has contracted with Genicom's purchaser for the continuing supply of product to Genicom. The Company is currently pursuing the sale of Datacom.

                                OTHER INFORMATION

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

MARKETS, COMPETITION AND GENERAL BUSINESS CONDITIONS

(a)      GENERAL BUSINESS CONDITIONS

         Covanta's business can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restrictions and controls, natural disasters, energy shortages, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which Covanta has no control.

         The Company's power operations face a domestic market that is expected to change substantially in the years ahead. Prior to the events that have taken place in California since the summer of 2000 (see below), many states were undertaking a transition from a mature, highly regulated and uncompetitive market for energy services to a less regulated and more competitive market as utilities restructure for deregulation and termination of their traditional monopolies. As a result of the market conditions experienced in California, several states are delaying or reconsidering the transition to more competitive markets. The international market for energy services is characterized by a large demand and much competition for projects within a relatively immature market framework.

         The domestic market for the Company's waste-to-energy services has largely matured and is now heavily regulated. New opportunities for domestic projects are expected to be scarce for the foreseeable future. This reflects a number of factors that adversely affected communities' willingness to make long-term capital commitments to waste disposal projects, including: declining prices at which energy can be sold, and low alternative disposal costs. Another factor adversely affecting the demand for new waste-to-energy projects, as well as having an impact on existing projects, was a 1994 United States Supreme Court decision invalidating state and local laws and regulations mandating that waste generated within a given jurisdiction be taken to a designated facility. The invalidation of such laws has created pressure on Client Communities as well as the Company to lower costs or restructure contractual arrangements in order to continue to attract waste supplies and ensure that revenues are sufficient to pay for all project costs. See Approach to Projects, "Other Project Structures."

         Foreign demand for waste-to-energy projects in which Covanta would participate is expected to exist only in unique circumstances where other disposal options are unavailable or unusually costly.

         The Company's water and wastewater operation faces an immature but developing domestic market for private water and wastewater services, and, like energy, a large foreign demand within an immature marketplace.

         Competition for business is intense in all the domestic and foreign markets in which the Company conducts or intends to conduct its businesses and its businesses are subject to a variety of competitiveness and market influences. The economic climate can adversely affect Covanta's operations. Covanta expends substantial amounts for the development of new businesses. The financial support required to undertake some of these activities comes from the Company. Beyond staffing costs, expenditures can include the costs of contract and site acquisition, feasibility and environmental studies, technical and financial analysis, and in some cases the preparation of extensive proposals in response to public or private requests for proposals. Development of some projects involves substantial risks which are not within the Company's control. Success of a project may depend upon obtaining in a timely manner acceptable contractual arrangements and financing, appropriate sites, acceptable licenses, environmental permits and governmental approvals. Even after the required contractual arrangements are achieved, implementation of the project often is subject to substantial conditions that may be outside the control of the Company. In some, but not all, circumstances, the Company will make contractual arrangements for the partial recovery of development costs if the project fails to be implemented for reasons beyond its control.

         Once a project is financed and constructed, Covanta's business can be impacted by a variety of risk factors which can affect profitability over the life of a project. Some of these risks are at least partially within the Company's control, such as successful operation in compliance with law, and the presence or absence of labor difficulties or disturbances. Other risk factors are largely out of the Company's control and, over a long-term operation may have an adverse impact on a project. These risks include changes in law, severe weather and related casualty events, and changes in technologies that offer less expensive means of generating electricity or of providing water or wastewater treatment services.

(b)      CALIFORNIA CONDITIONS

         The Company currently owns, in whole or in part, 17 power projects in California, with a total gross generating capacity of approximately 260 MW. These facilities use renewable fuels such as wastewood, biogas, geothermal, and municipal solid waste, and sell electricity to two California utilities, Southern California Edison Company (SCE) and Pacific Gas & Electric Corp. (PG&E) under long-term power purchase agreements.

         Significant market disruptions have occurred in the California electricity markets. These have been caused in part by the deregulation scheme effected by California, which froze rates utilities could charge retail and business customers while not placing limitations on wholesale prices. At the same time, supplies of power to California have not kept pace with demand. During the last half of 2000, these and other factors combined to increase wholesale prices for electricity in California, forcing utilities such as SCE and PG&E to pay far more to purchase power than they could recover from retail ratepayers. As a result, both utilities have failed to meet most of their respective financial obligations, including their obligations to pay for electricity purchased from the Company's projects. SCE has not paid its invoices from the Company starting in January, 2001; PG&E has made only partial payments starting in February, 2001.

         To date, the Company has actively participated with affected parties in the development of a solution to California's energy crisis, including working with the Legislature to draft new laws designed to stabilize the situation. On March 27, 2001, California's Public Utilities Commission approved a significant retail rate increase for California utilities, and ordered the utilities to pay currently for the electricity they purchase from suppliers such as the Company beginning April, 2001. The Company believes this rate increase will cause the Company to be paid currently for power produced starting in April, but still leaves unresolved the issue of outstanding receivables due from SCE and PG&E. Although the matter is not free of doubt, the Company believes that it will ultimately collect amounts owed to it by these utilities, but cannot predict when that will occur.

         The Company intends to continue to work aggressively toward an acceptable solution to this problem with all affected parties. No assurance can be given, however, as to when this situation will be resolved, or whether it will be resolved in a manner viewed favorably by the Company.

INTERNATIONAL BUSINESS DEVELOPMENT

         The Company develops projects in many countries, and in doing so seeks to implement its strategy for the development of its business in selected international markets where private development is encouraged. The Company seeks to do so by focusing on a limited number of opportunities which can be developed in conjunction with local and international partners. Offices have been established in Manila, Calcutta, Bangkok, Beijing, Sao Paulo and London in order to service foreign projects. Opportunities in foreign countries for the services provided by the Company are highly dependent upon the elimination of historic legal and political barriers to the participation of foreign capital and foreign companies in the financing, construction, ownership and operation of infrastructure facilities.

         International development of projects requires the expenditure of significant resources by the Company, in funds, human resources and time. In addition, because such projects sometimes involve risks or structures not found in domestic projects, project lenders often require greater levels of equity investment by project sponsors than would be the case for domestic projects.

         Over the last several years, the Company has acquired a portfolio of projects in Asia, located in several countries and utilizing several fuels. During 2000, the Company determined that its mix of project investment should include a greater number of projects in other markets in order to optimize the balance of geographic and market diversity. During 2001, the Company intends to focus its international development efforts in markets, such as Europe, having favorable investment climates characterized by transparent legal systems, freely traded currencies and policies that seek to attract foreign investment.

         The Company has ownership interests and/or operates (or will operate upon completion of construction) projects in four continents. They are:

          - North America: 46 energy generating projects totaling 1113 MW (gross); 9 water or wastewater projects totaling 60 mgd capacity.

          -    Asia: 13 energy generating projects totaling 1318 MW (gross).

          - South and Central America: 4 energy generating projects totaling 226 MW (gross).

          -    Europe: 3 energy generating projects of 45 MW (gross).

         The development, construction, ownership and operation of facilities in foreign countries entails significant political and financial uncertainties and other structuring issues that typically are not involved in such activities in the United States. These risks include unexpected changes in electricity tariffs, conditions in financial markets, currency exchange rates, currency repatriation restrictions, currency convertibility, changes in laws and regulations, and political, economic or military instability, civil unrest and expropriation. Such risks have the potential to cause substantial delays or material impairment to the value of the project being developed or business being operated.

         Many of the countries in which the Company is or intends to be active are lesser developed countries or developing countries. The political, social and economic conditions in some of these countries are typically less stable than those prevalent in the United States. The financial condition and creditworthiness of the potential purchasers of power and services provided by the Company (which may be a governmental or private utility or industrial consumer) or of the suppliers of fuel for projects in these countries may not be as strong as those of similar entities in developed countries. The obligations of the purchaser under the power purchase agreement, the service recipient under the related service agreement and the supplier under the fuel supply agreement generally are not guaranteed by any host country or other creditworthy governmental agency. Whenever such governmental guarantees are not available, the Company undertakes a credit analysis of the proposed power purchaser or fuel supplier. It also seeks, to the extent appropriate and achievable within the commercial parameters of a project, to require such entities to provide financial instruments such as letters of credit or arrangements regarding the escrowing of the receivables of such parties in the case of power purchasers.

         The Company's power projects in particular are dependent on the reliable and predictable delivery of fuel meeting the quantity and quality requirements of the project facilities. The Company will typically seek to negotiate long-term contracts for the supply of fuel with creditworthy and reliable suppliers. However, the reliability of fuel deliveries may be compromised by one or more of several factors that may be more acute or may occur more frequently in developing countries than in developed countries, including a lack of sufficient infrastructure to support deliveries under all circumstances, bureaucratic delays in the import, transportation and storage of fuel in the host country, customs and tariff disputes and local or regional unrest or political instability. In most of the projects in which the Company participates internationally, it seeks, to the extent practicable, to shift the consequences of interruptions in the delivery of fuel, whether due to the fault of the fuel supplier or due to reasons beyond the fuel supplier's control, to the electricity purchaser or service recipient by securing a suspension of its operating responsibilities under the applicable agreements and an extension of its operating concession under such agreements and/or, in some instances, by requiring the energy purchaser or service recipient to continue to make payments in respect of fixed costs. In order to mitigate the effect of short-term interruptions in the supply of fuel, the Company endeavors to provide on-site storage of fuel in sufficient quantities to address such interruptions.

         Payment for services that the Company provides will often be made in whole or part in the domestic currencies of the host countries. Conversion of such currencies into U.S. dollars generally is not assured by a governmental or other creditworthy country agency, and may be subject to limitations in the currency markets, as well as restrictions of the host country. In addition, fluctuations in the value of such currencies against the value of the U.S. dollar may cause the Company's participation in such projects to yield less return than expected. Transfer of earnings and profits in any form beyond the borders of the host country may be subject to special taxes or limitations imposed by host country laws. The Company seeks to participate in projects in jurisdictions where limitations on the convertibility and expatriation of currency have been lifted by the host country and where such local currency is freely exchangeable on the international markets. In most cases, components of project costs incurred or funded in the currency of the United States are recovered without risk of currency fluctuation through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project's power purchaser or service recipient to rise from time to time in excess of local inflation, and consequently there is risk in such situations that such power purchaser or service recipient will, at least in the near term, be less able or willing to pay for the project's power or service.

         Due to the fact that many of the countries in which the Company is or intends to be active are lesser developed countries or developing countries, the successful development of a project or projects may be adversely impacted by economic changes in such countries or by changes in government support for such projects. Adverse economic changes may, and have, resulted in initiatives (by local governments alone or at the request of world financial institutions) to reduce local commitments to pay long-term obligations in U.S. dollars or U.S. dollar equivalents. There is therefore risk that the Company's development efforts in such countries may from time to time be adversely affected by such changes on a temporary or long-term basis.

         In addition, the Company will generally participate in projects which provide services that are treated as a matter of national or key economic importance by the laws and politics of many host countries. There is therefore risk that the assets constituting the facilities of these projects could be temporarily or permanently expropriated or nationalized by a host country, or made subject to local or national control.

         The Company will seek to manage and mitigate these risks through all available means that it deems appropriate, including: political and financial analysis of the host countries and the key participants in each project; guarantees of relevant agreements with creditworthy entities; political risk and other forms of insurance; participation by international finance institutions, such as affiliates of the World Bank, in financing of projects in which it participates; and joint ventures with other companies to pursue the development, financing and construction of these projects.

EQUAL EMPLOYMENT OPPORTUNITY

         In recent years, governmental agencies (including the Equal Employment Opportunity Commission) and representatives of minority groups and women have asserted claims against many companies, including some Covanta subsidiaries, alleging that certain persons have been discriminated against in employment, promotions, training or other matters. Frequently, private actions are brought as class actions, thereby increasing the practical exposure. In some instances, these actions are brought by many plaintiffs against groups of defendants in the same industry, thereby increasing the risk that any defendant may incur liability as a result of activities which are the primary responsibility of other defendants. Although Covanta and its subsidiaries have attempted to provide equal opportunity for all of its employees, the combination of the foregoing factors and others increases the risk of financial exposure.

EMPLOYEE AND LABOR RELATIONS

         Covanta and its subsidiaries currently employ approximately 4,700 U.S. and foreign employees, of which approximately 2,200 are employed in the Company's core business.

         Certain employees of Covanta are employed pursuant to collective bargaining agreements with various unions. During 2000, Covanta successfully renegotiated collective bargaining agreements in certain of its business sectors with no strike-related loss of service. Covanta considers relations with its employees to be good and does not anticipate any significant labor disputes in 2001.

ENVIRONMENTAL REGULATORY LAWS

         (a) DOMESTIC. Covanta's business activities in the United States are pervasively regulated pursuant to federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts govern discharges of pollutants to air and water. Other federal, state and local laws comprehensively govern the generation, transportation, storage, treatment and disposal of solid waste, and also regulate the storage and handling of petroleum products, including hazardous waste (such laws and the regulations thereunder, "Environmental Regulatory Laws").

         The Environmental Regulatory Laws and other federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") (collectively, "Environmental Remediation Laws"), make Covanta potentially liable on a joint and several basis for any environmental contamination which may be associated with the Company's activities and the activities at sites, including landfills, which the Company's subsidiaries have owned, operated or leased or at which there has been disposal of residue or other waste handled or processed by such subsidiaries or at which there has been disposal of waste generated by the Company's activities. Through its subsidiaries, the Company leases and operates a landfill in Haverhill, Massachusetts, and leases a landfill in Bristol, Connecticut, in connection with its projects at those locations. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some Service Agreements provide for indemnification of the operating subsidiaries from some such liabilities. In addition, other subsidiaries involved in landfill gas projects have access rights to landfills pursuant to certain leases at landfill sites which permit the installation, operation and maintenance of landfill gas collection systems. A portion of these landfill sites is and has been a federally designated "superfund" site. Each of these leases provide for indemnification of the Company subsidiary from some liabilities associated with these sites.

         The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of waste-to-energy, independent power and water and wastewater projects. There can be no assurance that all required permits will be issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Failure to meet conditions of these permits or of the Environmental Regulatory Laws and the corresponding regulations can subject an operating subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include monetary penalties, and orders requiring certain remedial actions or limiting or prohibiting operation. In addition, certain of Covanta's discontinued businesses also are required to comply with various regulatory and permitting requirements and can be subject to regulatory enforcement actions. To date, Covanta has not incurred material penalties, been required to incur material capital costs or additional expenses, nor been subjected to material restrictions on its operations as a result of violations of environmental laws, regulations or permits.

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

         The NSPS and EG, which were issued in final form in 1995, require capital improvements or operating changes to most of the waste-to-energy facilities operated by the Company's subsidiaries to control emissions of nitrogen oxides, organics, mercury and acid gases. EPA has since issued a final rule which slightly revised the emission limits for NOX, CO, SO2, HCl, dioxin, cadmium and lead, tightening all but the NOX limit. The general compliance deadline for the NSPS and EG was December 19, 2000, and the deadline for these seven revised limits is August 26, 2002. As a practical matter the capital and operating changes necessary to meet them is very nearly identical to that needed to achieve the prior NSPS and EG limits. The Company installed all new equipment needed to achieve the applicable new limits under the NSPS and EG by December 19, 2000.

         The costs to meet new rules for existing facilities owned by Client Communities generally will be borne by the Client Communities. For projects owned or leased by the Company and operated under a Service Agreement, the Client Community has the obligation to fund such capital improvements, to which the Company may be required to make an equity contribution. In certain cases, the Company is required to fund the full cost of these capital improvements at those facilities that are either not operated pursuant to a Service Agreement or whose Service Agreement does not require the costs to be borne by the Client Community. The Company estimates that only moderate additional costs are likely to be incurred during 2001 and 2002. The Company believes that most costs incurred to meet EG and operating permit requirements at facilities it operates may be recovered from Client Communities and other users of its facilities through increased service fees permitted under applicable contracts. Such increased service fees will be paid for either out of their general revenues or by increasing fees charged to facility users by the Client Community. Because of the reluctance or inability of some municipalities to increase taxes, or tipping fees if the market may not bear the increase without some loss of waste deliveries, Client Communities may seek to have the Company's subsidiaries subsidize the cost, or modify their contractual relationship.

         The Environmental Remediation Laws prohibit disposal of hazardous waste other than in small, household-generated quantities at the Company's municipal solid waste facilities. The Service Agreements recognize the potential for improper deliveries of hazardous wastes and specify procedures for dealing with hazardous waste that is delivered to a facility. Although certain Service Agreements require the Company's subsidiary to be responsible for some costs related to hazardous waste deliveries, to date, no operating subsidiary has incurred material hazardous waste disposal costs.

         Domestic drinking water facilities developed in the future by the Company will be subject to regulation of water quality by the EPA under the Federal Safe Drinking Water Act and by similar state laws. Domestic wastewater facilities are subject to regulation under the Federal Clean Water Act and by similar state laws. These laws provide for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. Under the Federal Clean Water Act, the Company may be required to obtain and comply with National Pollutant Discharge Elimination System permits for discharges from its treatment stations. Generally, under its current contracts, the Client Community is responsible for fines and penalties resulting from the delivery to the Company's treatment facilities of water not meeting standards set forth in those contracts.

         (b) INTERNATIONAL. Among the Company's objectives is providing energy generating and other infrastructure through environmentally protective project designs, regardless of the location of a particular project. This approach is consistent with the increasingly stringent environmental requirements of multilateral financing institutions, such as the World Bank, and also with the Company's experience in domestic waste-to-energy projects, where environmentally protective facility design and performance has been required. The laws of other countries also may require regulation of emissions into the environment, and provide governmental entities with the authority to impose sanctions for violations, although these requirements are generally not as rigorous as those applicable in the United States. Compliance with environmental standards comparable to those of the United States may be conditions to the provision of credit by multilateral banking agencies as well as other lenders or credit providers. As with domestic project development, there can be no assurance that all required permits will be issued, and the process can often cause lengthy delays.

ENERGY AND WATER REGULATIONS

         The Company's domestic businesses are subject to the provisions of federal, state and local energy laws applicable to their development, ownership and operation of their domestic facilities, and to similar laws applicable to their foreign operations. Federal laws and regulations govern transactions with utilities, the types of fuel used and the power plant ownership. State regulatory regimes govern rate approval and other terms under which utilities purchase electricity from independent power producers, except to the extent such regulation is pre-empted by federal law.

         Pursuant to Federal Public Utility Regulatory Policies Act ("PURPA"), the Federal Energy Regulatory Commission ("FERC") has promulgated regulations that exempt qualifying facilities (facilities meeting certain size, fuel and ownership requirements, or "QFs") from compliance with certain provisions of the Federal Power Act ("FPA"), the Public Utility Holding Company Act of 1935 ("PUHCA"), and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was enacted in 1978 to encourage the development of cogeneration facilities and other facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to qualifying facilities from regulation under the FPA and PUHCA and most aspects of state electric utility regulation are of great importance to the Company and its competitors in the waste-to-energy and independent power industries.

         Except with respect to waste-to-energy facilities with a net power production capacity in excess of thirty megawatts (where rates are set by FERC), state public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from QFs. PURPA requires that electric utilities purchase electric energy produced by QFs at negotiated rates or at a price equal to the incremental or "avoided" cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. PURPA does not expressly require public utilities to enter into long-term contracts to purchase the output supplied by QFs.

         Under PUHCA, any entity owning or controlling ten percent or more of the voting securities of a "public utility company" or company which is a "holding company" of a public utility company is subject to registration with the Securities and Exchange Commission (the "SEC") and regulation by the SEC unless exempt from registration. Under PURPA, most projects that satisfy the definition of a "qualifying facility" are exempt from regulation under PUHCA. Under the Energy Policy Act of 1992, projects that are not QFs under PURPA but satisfy the definition of an "exempt wholesale generator" ("EWG") are not deemed to be public utility companies under PUHCA. Finally, projects that satisfy the definition of "foreign utility companies" are exempt from regulation under PUHCA. The Company believes that all of its operating projects involved in the generation, transmission and/or distribution of electricity, both domestically and internationally, qualify for an exemption from PUHCA and that it is not and will not be required to register with the SEC.

         In the past there has been consideration in the U.S. Congress of legislation to repeal PURPA entirely, or at least to repeal the obligation of utilities to purchase power from QFs. There is continuing support for grandfathering existing QF contracts if such legislation is passed. Various bills have also proposed repeal of PUHCA. Repeal of PUHCA would allow both independents and vertically integrated utilities to acquire electric assets throughout the United States that are geographically widespread, eliminating the current requirement that the utility's electric assets be capable of physical integration. Also, registered holding companies would be free to acquire non-utility businesses, which they may not do now, with certain limited exceptions. With the repeal of PURPA or PUHCA, competition for independent power generators from utilities would likely increase. This is likely to have little or no impact on existing Covanta projects, but may mean additional competition from highly capitalized companies seeking to develop projects in the U.S.

         In addition, the FERC, many state public utility commissions and Congress have implemented or are considering a series of proposals to restructure the electric utility industry in the United States to permit utility customers to choose their utility supplier in a competitive electric energy market. The FERC has issued a series of orders requiring utilities to offer wholesale customers and suppliers open access on their transmission lines on a comparable basis to the utilities' own use of the line. All public utilities have already filed "open access" tariffs to implement this requirement. As the trend toward increased competition continues, the utilities contend that they are entitled to recover from departing customers their fixed costs that will be "stranded" by the ability of their wholesale customers (and perhaps eventually, their retail customers) to choose new electric power suppliers. These include the costs utilities are required to pay under many QF contracts which the utilities view as excessive when compared with current market prices. Many utilities are therefore seeking ways to lower these contract prices, or rescind or buy out these contracts altogether, out of concern that their shareholders will be required to bear all or part of such "stranded" costs. Regulatory agencies to date have recognized the continuing validity of approved power purchase agreements, and have rejected attempts by some utilities to abrogate these contracts. At the same time, regulatory agencies have encouraged renegotiations of power contracts where rate payer savings can be achieved as a result. The Company anticipates that the regulatory impetus to restructure "above market" power purchase agreements will continue in many of the jurisdictions where it owns or operates generating facilities. Future U.S. electric rates may be deregulated in a restructured U.S. electric utility industry and increased competition may result in lower rates and less profit for U.S. electricity sellers developing new projects. Falling electricity prices and uncertainty as to the future structure of the industry can be expected to inhibit United States utilities from entering into long-term power purchase contracts. On the other hand, deregulation could open up markets for the sale of electricity, including retail markets, previously available only to regulated utilities. While at present, the impact of the recent California situation (see MARKETS, COMPETITION AND GENERAL BUSINESS CONDITIONS, above) cannot be predicted, it has led some states and their public service commissions to re-examine the timing, nature and desirability of electric utility restructuring.

         The Company presently has, and intends to continue to acquire, ownership and operating interests in electric generating projects outside the United States. Most countries have expansive systems for the regulation of the power business. These generally include provisions relating to ownership, licensing, rate setting and financing of generating and transmission facilities.

         Covanta's water and wastewater business may be subject to the provisions of state, local and, in the case of foreign operations, national utility laws applicable to the development, ownership and operation of water supply and wastewater facilities. Whether such laws apply depends upon the local regulatory scheme as well as the manner in which the Company provides its services. Where such regulations apply, they may relate to rates charged, services provided, accounting procedures, acquisitions and other matters. In the United States, rate regulations have typically been structured to provide a predetermined return on the regulated entities investments. In other jurisdictions, the trend is towards periodic price reviews comparing rates to anticipated capital and operating revenues. The regulated entity benefits from efficiencies achieved during the period for which the rate is set.

Item 2.    PROPERTIES

         During 2000, Covanta moved its executive offices from New York City to Fairfield, New Jersey. The Company's executive offices are now located at 40 Lane Road, Fairfield, New Jersey, in an office building located on a 5.4 acre site owned by Covanta Projects, Inc. It also leases approximately 47,000 square feet of office space in Fairfax, Virginia.

         The following table summarizes certain information relating to the locations of the properties owned or leased by Covanta Energy Group, Inc. or its subsidiaries:

                                            APPROXIMATE
                                             SITE SIZE
LOCATION                                      IN ACRES    SITE USE                         NATURE OF INTEREST(1)
- -----------                                   ----------  ---------                        ------------------------

1.       Fairfield, New Jersey                 5.4        Office Space                       Own

2.       Fairfax, Virginia                      --        Office Space                       Lease

3.       New York, New York                     --        Office Space                       Lease

4.       Marion County, Oregon                15.2        Waste-to-energy facility           Own

5.       Alexandria/Arlington,
           Virginia                            3.3        Waste-to-energy facility           Lease

6.       Bristol, Connecticut                 18.2        Waste-to-energy facility           Own

7.       Bristol, Connecticut                   35        Landfill                           Lease

8.       Indianapolis, Indiana                23.5        Waste-to-energy facility           Lease

9.       Stanislaus County, California        16.5        Waste-to-energy facility           Lease

10.      Babylon, New York                     9.5        Waste-to-energy facility           Lease

11.      Haverhill, Massachusetts             12.7        Waste-to-energy facility           Lease

12.      Haverhill, Massachusetts             16.8        RDF processing facility            Lease

13.      Haverhill, Massachusetts             20.2        Landfill                           Lease

14.      Lawrence, Massachusetts              11.8        RDF power plant (closed)           Own

15.      Lake County, Florida                   15        Waste-to-energy facility           Own

16.      Wallingford, Connecticut             10.3        Waste-to-energy facility           Lease

17.      Fairfax County, Virginia             22.9        Waste-to-energy facility           Lease

18.      Union County, New Jersey               20        Waste-to-energy facility           Lease

19.      Huntington, New York                   13        Waste-to-energy facility           Lease

20.      Warren County, New Jersey            19.8        Waste-to-energy facility           Lease

21.      Hennepin County, Minnesota           14.6        Waste-to-energy facility           Lease

22.      Tulsa, Oklahoma                        22        Waste-to-energy facility           Lease

23.      Onondaga County, New York              12        Waste-to-energy facility           Lease

24.      New Martinsville, W. VA               N/A        Hydroelectric Power Generating     Lease

25.      Heber, California                       8        Geothermal Power Plant             Own

26.      Heber, California                      18        Geothermal Power Plant             Own

27.      Heber, California                      40        Geothermal Power Plant             Lease

28.      Bataan, Philippines                 3,049        Diesel Power Plant                 Lease
                                        sq. meters

29.      Zhejiang Province,                    N/A        Coal-fired                         Land Use Right
           People's Republic of                           Cogeneration Facility              reverts to China Joint
           China                                                                             Venture Partner upon
                                                                                             termination of Joint
                                                                                             Venture Agreement.

30.      Shandong Province,                    N/A        Coal-fired                         Land Use Right
           People's Republic of                           Cogeneration Facility              reverts to China Joint
           China                                                                             Venture Partner upon
                                                                                             termination of Joint
                                                                                             Venture Agreement.

31.      Jiangsu Province,                     N/A        Coal-fired                         Land Use Right
           People's Republic of                           Cogeneration Facility              reverts to China Joint
           China                                                                             Venture Partner upon
                                                                                             termination of Joint
                                                                                             Venture Agreement

32.      Jiangsu Province,                     N/A        Coal-fired                         Land Use Right
           People's Republic of China                     Cogeneration Facility              reverts to China Joint
                                                                                             Venture Partner upon
                                                                                             termination of Joint
                                                                                             Venture Agreement

33.      Casa Diablo Hot Springs,            1,510        Geothermal Projects                Land Use Rights from
           California                                                                        Geothermal Resource
                                                                                             Lease

34.      Rockville, Maryland                   N/A        Landfill Gas Project               Lease

35.      San Diego, California                 N/A        Landfill Gas Project               Lease

36.      Oxnard, California                    N/A        Landfill Gas Project               Lease

37.      Sun Valley, California                N/A        Landfill Gas Project               Lease

38.      Salinas, California                   N/A        Landfill Gas Project               Lease

39.      Santa Clara, California               N/A        Landfill Gas Project               Lease

40.      Stockton, California                  N/A        Landfill Gas Project               Lease

41.      Los Angeles, California               N/A        Landfill Gas Project               Lease

42.      Burney, California                     40        Wood Waste Project                 Lease

43.      Jamestown, California                  26        Wood Waste Project                 Own (50%)

44.      Westwood, California                   60        Wood Waste Project                 Own

45.      Oroville, California                   43        Wood Waste Project                 Lease

46.      Whatcom County, Washington            N/A        Hydroelectric Project              Own (50%)

47.      Weeks Falls, Washington               N/A        Hydroelectric Project              Lease

48.      Cavite, Philippines                13,122        Diesel Project                     Lease
                                        sq. meters

49.      Chonburi, Thailand                    5.9        Gas Project                        Own

50.      Bangkok, Thailand          182 sq. meters        Office Space                       Lease

51.      Manila, The Philippines    535 sq. meters        Office Space                       Lease

52.      Bangkok, Thailand          265 sq. meters        Office Space                       Lease

53.      Calcutta, India            320 sq. meters        Office Space                       Lease

54.      Samalpatti, India          211 sq. meters        Office Space                       Lease

55.      Samayanallur, India        144 sq. meters        Office Space                       Lease

56.      Samayanallur, India                  19.4        Heavy Fuel Oil Project             Lease

57.      Samayanallur, India                  11.4        Heavy Fuel Oil Project             Lease

58.      Samalpatti, India                    30.3        Heavy Fuel Oil Project             Lease


- --------
(1) All ownership or leasehold interests relating to projects are subject to material liens in connection with the financing of the related project, except those listed above under items 12, 29-32, and 34-41. In addition, all leasehold interests extend at least as long as the term of applicable project contracts, and several of the leasehold interests are subject to renewal and/or purchase options.

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

         The potential costs related to all of the foregoing matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of the Company's responsibility.

         Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, the Company believes that the following proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(a)      Environmental Matters

(i) As a result of a criminal investigation by the U.S. Department of Justice, on September 6, 2000, Ogden Aviation Fueling Company of Virginia, Inc., entered a guilty plea to a single count misdemeanor under the Clean Water Act as a result of a spill of aviation fuel from a holding tank in October 1996 at a former tank farm it operated at Dulles International Airport in Washington, D.C. Under the terms of a written plea agreement, Ogden Aviation Fueling Company of Virginia, Inc., agreed to pay a fine of $200,000. The court approved the plea agreement on November 28, 2000 and the Company paid the fine shortly thereafter.

(ii) In 1999, Ogden Aviation Fueling Company of Virginia, Inc. and Ogden Aviation Services, Inc. were served with a lawsuit entitled "AIRFRANCE, ET. AL. V. OGDEN AVIATION FUELING COMPANY OF VIRGINIA, INC. AND OGDEN AVIATION SERVICES, INC." (Circuit Ct., Fairfax Co., Index No. 183590) in which certain of the airlines sought recovery of cleanup costs arising from a spill of aviation fuel from a tank operated by a Company subsidiary at Dulles International Airport for which they reimbursed the Company subsidiary. The plaintiffs included United Air Lines, Inc., the largest carrier that operated out of Dulles in 1996, as well as nine other airlines: Air France, America West Airlines, Inc., Austrian Airlines, British Airways PLC, Continental Airlines, Inc., Lufthansa A.G., Northwest Airlines, Inc., United Parcel Service Co., and Virgin Atlantic Airways, Ltd.

         The suit claimed damages in the amount of at least $731,000, plus interest. This dollar amount reflected the portion of the spill cleanup paid by the named plaintiffs. The suit alleged damages on two theories:
         (1) breach of contract in that Ogden subsidiary was not authorized under the contract to charge the airlines spill related costs; and (2) equitable relief in that the Ogden subsidiary had been unjustly enriched at the expense of the airlines.

         After a five-day trial in September 2000, the Court granted judgment against Ogden Aviation Fueling Company of Virginia, Inc. in the amount of $721,206.95 plus pre-judgment and post judgment interest. Ogden filed a notice to appeal to the Supreme Court of Virginia on October 29, 2000. By stipulation dated February 2, 2001, this matter was settled by Ogden's payment of $1,000,000 to plaintiffs.

(iii) On January 4, 2000 and January 21, 2000, United Air Lines, Inc. ("United") and American Airlines, Inc. ("American") named Ogden New York Services, Inc. ("Ogden New York"), in two separate lawsuits filed in the Supreme Court of the State of New York. The lawsuits seek judgment declaring that Ogden New York is responsible for petroleum contamination at airport terminals formerly or currently leased by United and American. On October 24, 2000 the Court granted Ogden's motion to consolidate the two lawsuits for joint trial.

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

         Ogden disputes the allegations and believes that the damages sought are excessive in view of the Airlines' responsibility for the contamination under their respective leases and permits with the Port Authority. On May 1, 2000 the Company filed a motion to dismiss the complaints on the ground that the controlling agreements limit the Airlines' recovery against the Company to the coverage afforded under the Company's insurance policies. The motion was granted in part and denied in part. The Company served answers to the complaints on February 26, 2001 and the litigation has proceeded to discovery stage.

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

         Third-party plaintiffs seek contribution and indemnification from Allied and over 90 other third-party defendants for costs incurred and to be incurred to cleanup the Pennsauken landfill and surrounding areas. By order dated June 7, 2000, this action was stayed, pending the outcome of first and second party claims.

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

(vii) On May 25, 2000 the California Regional Water Quality Control Board, Central Valley Region ("Board"), issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station ("Chinese Station"), a general partnership of which a Company subsidiary owns 50% and which operates a wood-burning power plant located in Jamestown, California. This order arises from the use of boiler bottom ash, or "tramp material," generated by Chinese Station as fill material by its neighbor, Hatler Industrial Park. The order was issued jointly to Chinese Station and to Hatler Industrial Park. Chinese Station filed a petition for review of the order in June, 2000 that is pending. As required by the order, Chinese Station undertook and has submitted to the Board an environmental site assessment. Chinese Station also submitted to the Board a clean closure work plan for the removal of the tramp material.

         On February 27, 2001, the Board issued a Notice of Violation to Chinese Station and Hatler Industrial Park as joint respondents, alleging deficiencies in the Clean Closure Work Plan. On March 5, 2001, the Board issued comments to Chinese Station and Hatler Industrial Park alleging deficiencies in the environmental site assessment. The Board further alleges that as a result of time delays in completing the cleanup activities respondents have a potential civil liability, as of March 5, 2001, of $470,000. Chinese Station is in the process of preparing responses to both the February 27 and March 5, 2001 issuances from the Board, and believes that it has meritorious factual and legal defenses to the deficiencies alleged therein. This matter remains under investigation by the Board and other state agencies with respect to alleged civil and criminal violations associated with the management of the tramp material.

(viii) On December 26, 2000, I. Schumann & Co. named Ogden Corporation, Ogden Alloys, Inc., Ogden Metals, Inc. and American Motorists Insurance Company in a lawsuit filed in the United States District Court for the Northern District of Ohio. The lawsuit seeks reimbursement for response costs at a site formerly owned and operated by the Company's subsidiary related entities, damages for breach of contract and judgment declaring that the Company and its named subsidiaries is responsible for certain future remediation costs. The plaintiff is seeking response costs in excess of $3 million and unspecified damages from the Company. The Company has not yet answered the complaint and has commenced an investigation of the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of Covanta during the fourth quarter of 2000.

         EXECUTIVE OFFICERS OF COVANTA

                  Set forth below are the names, ages, positions and offices held and years appointed of Covanta's current "executive officers" (as defined by Rule 3b-7 of the Securities Exchange Act of 1934).



                                                                                                  CONTINUALLY
                                    POSITION AND                                                  AN EXECUTIVE
NAME                                OFFICE HELD                          AGE AS OF 3/1/2001       OFFICER SINCE
- ----                                -----------                          ------------------       -------------

Scott G. Mackin                     President and Chief                         44                   1992
                                    Executive Officer


Bruce W. Stone                      Executive Vice President                    53                   1997
                                    Chief Administrative Officer


Edward W. Moneypenny                Executive Vice President                    59                   2001
                                    Chief Financial Officer

William E. Whitman                  Senior Vice President                       45                   2001
                                    Strategic Planning and
                                    Business Development

Lynde H. Coit                       Senior Vice President and                   46                   1991
                                    General Counsel



Jeffrey R. Horowitz                 Senior Vice President                       51                   2001
                                    Legal Affairs

Paul B. Clements                    Senior Vice President                       45                   2001
                                    Independent Power Projects

Anthony J. Orlando                  Senior Vice President                       41                   2001
                                    Waste to Energy

J. Joseph Burgess                   Executive Vice President                    42                   2001
                                    of Covanta's subsidiaries
                                    Covanta Water Systems, Inc. and
                                    Covanta Projects, Inc.

B. Kent Burton                      Senior Vice President                       49                   1997
                                    Policy and International
                                    Government Relations

William J. Metzger                  Vice President and Chief                    42                   1999
                                    Accounting Officer

Stephen M. Gansler                  Vice President                              46                   2001
                                    Human Resources

Peter Allen                         Senior Vice President                       64                   1998

David L. Hahn                       Senior Vice President                       49                   1997
                                    Aviation

Louis M. Walters                    Vice President and Treasurer                48                   2001


                  There is no family relationship by blood, marriage or adoption (not more remote than first cousins) between any of the above individuals and any Covanta director.

                  The term of office of all officers shall be until the next election of directors and until their respective successors are chosen and qualified.

                  There are no arrangements or understandings between any of the above officers and any other person pursuant to which any of the above was selected as an officer.

                  The following briefly describes the business experience, principal occupation and employment of the foregoing Executive Officers during the past five years:

                  Scott G. Mackin has served as President and Chief Executive Officer of Covanta since September 1999. Prior thereto he served as Executive Vice President of Covanta from January 1997 to September 1999 and as President and Chief Operating Officer of Covanta Energy Group, Inc., a Covanta subsidiary, since January 1991.

                  Lynde H. Coit has been Senior Vice President and General Counsel of Covanta for more than the last five years.

                  Bruce W. Stone was named an Executive Officer of Covanta in 1997. He currently serves as Executive Vice President and Chief Administrative Officer of Covanta, to which he was appointed in 2001. Previously, Mr. Stone served as Executive Vice President and Managing Director of Covanta Energy Group, Inc., a Covanta subsidiary, a position he held since January 1991.

                  Edward W. Moneypenny was named Covanta's Executive Vice President and Chief Financial Officer in 2001. Previously, Mr. Moneypenny was Senior Vice President - Finance and Chief Financial Officer at Florida Progress Corporation, and prior to that Executive Vice President and Chief Financial Officer at Oryx Energy Company.

                  Jeffrey R. Horowitz was named Senior Vice President for Legal Affairs and Secretary in 2001. Prior to that time, Mr. Horowitz served as Executive Vice President, General Counsel and Secretary of Covanta Energy Group, Inc, a Covanta subsidiary. Mr. Horowitz joined the Company in 1991.

                  William E. Whitman was named Covanta's Senior Vice President for Strategic Planning and Business Development in 2001. Previously Mr. Whitman served as Executive Vice President and Chief Financial Officer of Covanta Energy Group, Inc., a Covanta subsidiary. Mr. Whitman joined the Company in 1986.

                  Paul B. Clements was named Covanta's Senior Vice President of Independent Power Operations in 2001. Mr. Clements previously served as Executive Vice President of Covanta Energy Group, Inc., and President of Covanta Energy West, Inc., both of which are Covanta subsidiaries. Mr. Clements joined the Company in 1988.

                  Anthony J. Orlando was named Covanta's Senior Vice President of Waste to Energy Operations in 2001. Previously he served as Executive Vice President of Ogden Energy Group, Inc., a Covanta subsidiary. Mr. Orlando joined the Company in 1987.

                  J. Joseph Burgess was designated an Executive Officer of Covanta in 2001. Mr. Burgess currently serves as Executive Vice President of Covanta Projects, Inc., and of Covanta Water Systems, Inc., both of which are Covanta subsidiaries. Mr. Burgess joined the Company in 1988.

                  B. Kent Burton has served as Senior Vice President - Policy and International Government Relations of Covanta since May 1999, from May 1997 to May 1999 he served as Vice President - Policy and Communications of Covanta and prior thereto he served as Senior Vice President of the Covanta Energy Group, Inc., a Covanta subsidiary, in political affairs and lobbying activities.

                  Stephen M. Gansler was named Vice President of Human Resources in March, 2001. Before joining the Company, Mr. Gansler was Worldwide Vice President, Human Resources, at Johnson & Johnson, where he held various positions in Human Resources for more than 20 years.

                  William J. Metzger has served as Vice President and Chief Accounting Officer of Covanta since May 1999. From April 1996 to April 1999 he served as the Chief Accounting Officer of Covanta Energy Group, Inc., a Covanta subsidiary, and from September 1990 to April 1996 he served as a Senior Manager at Deloitte & Touche, LLP.

                  Louis M. Walters was named Treasurer of Covanta in 2001. Prior to that time, Mr. Walters served as Treasurer of Covanta Energy Group, Inc., since January, 2000. Before joining Covanta, Mr. Walters was Treasurer at Conectiv, and before that held various positions at Atlantic Energy, Inc.

                  Peter Allen has served as a Senior Vice President of Covanta since January, 1998, and as Senior Vice President and General Counsel of Covanta Services Corp., a Covanta subsidiary, for more than the last five years.

                  David L. Hahn was appointed Senior Vice President, Business Development, Asia in January 1995 and since 1997 he has served as Covanta's Senior Vice President, Aviation and Chief Operating Officer of Covanta's Aviation operations. Prior to 1995 he served as Vice President-Marketing of Covanta Services Corporation.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Covanta Energy Corporation and Subsidiaries
PRICE RANGE OF STOCK AND DIVIDEND DATA

                                                  2000                          1999
- --------------------------------------------------------------------------------------------------
                                          High            Low             High            Low
Common:
First Quarter ..................         14-1/16        10-1/8             28           22-5/8
Second Quarter..................         12-3/8          7-1/4          25-15/16        23-3/16
Third Quarter...................         17-1/2          8-3/4           27-1/2          9-1/2
Fourth Quarter..................           16           12-3/8           14-3/8         8-7/16
                                         ---------------------------------------------------------
Preferred:
First Quarter...................           75             75               160            160
Second Quarter..................           75             75               160            155
Third Quarter...................           80             80               155            154
Fourth Quarter..................         83-1/16        83-1/16            154            68
                                         ---------------------------------------------------------

Covanta's common and $1.875 preferred stocks are listed on the New York Stock Exchange. As of March 15, 2001 there were approximately 5,123 common stockholders and 669 preferred stockholders.

Quarterly common stock dividends of $.3125 per share were paid to shareholders of record for the first two quarters of 1999. The Company suspended its common stock dividend in the third quarter of 1999. Quarterly dividends of $.46875 and $.8376 were paid for the four quarters of 2000 and 1999, respectively, on the $1.875 preferred stock. For additional information concerning the payment of dividends, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

On March 3, 1999, pursuant to an Agreement and Plan of Merger, a subsidiary of Covanta acquired 100% of the issued and outstanding stock of Flight Services Group, Inc. ("FSG") from the two individual shareholders (the "Shareholders") of FSG. Pursuant to this transaction Covanta issued an aggregate of 207,190 shares of restricted common stock, par value $.50 per share (the "Common Stock") to the Shareholders. The Common Stock issued to the Shareholders was exempt from registration pursuant to Rule 501 and 505 of Regulation D of the Securities Act of 1933, as amended (the "1933 Act") and Rule 144 of the Securities Exchange Act of 1934, as amended. The Shareholders executed an Investment Letter agreeing to abide by all of the requirements of the foregoing Rules and Regulations and each share of Common Stock issued to the Shareholders contains a legend to the effect that the shares were acquired for investment and not with a view to the public distribution thereof and will not be transferred in violation of the 1933 Act.

Covanta Energy Corporation and Subsidiaries
ITEM 6.  SELECTED FINANCIAL DATA
- ---------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                      2000         1999         1998        1997        1996
- ---------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except per-share amounts)

TOTAL REVENUES FROM CONTINUING OPERATIONS..................   $1,020,002   $1,027,693    $ 925,153   $ 960,458  $1,213,874
                                                               ---------     --------     --------   ---------   ---------
Income (loss) from continuing operations before
cumulative effect of change in accounting principle........      (85,621)     (36,290)      37,248      36,787      39,081
Income (loss) from discontinued operations.................     (143,664)     (41,851)      49,722      38,886      25,453
Cumulative effect of change in accounting principle........                    (3,820)
                                                               ---------     --------     --------   ---------   ---------
Net income (loss)..........................................     (229,285)     (81,961)      86,970      75,673      64,534
                                                               ---------     --------     --------   ---------   ---------

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before
cumulative effect of change in accounting principle........        (1.73)       (0.74)        0.74        0.73        0.78
Income (loss) from discontinued operations.................        (2.90)       (0.85)        1.00        0.78        0.51
Cumulative effect of change in accounting principle........                     (0.08)
                                                               ---------     --------     --------   ---------   ---------
Total......................................................        (4.63)       (1.67)        1.74        1.51        1.29
                                                               ---------     --------     --------   ---------   ---------

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before
cumulative effect of change in accounting principle........        (1.73)       (0.74)        0.73        0.72        0.77
Income (loss) from discontinued operations.................        (2.90)       (0.85)        0.98        0.76        0.50
Cumulative effect of change in accounting principle........                     (0.08)
                                                               ---------     --------     --------   ---------   ---------
Total......................................................        (4.63)       (1.67)        1.71        1.48        1.27
                                                               ---------     --------     --------   ---------   ---------

TOTAL ASSETS...............................................    3,295,451    3,726,099    3,647,554   3,443,981   3,401,382
                                                               ---------     --------     --------   ---------   ---------
LONG-TERM OBLIGATIONS......................................    1,749,164    1,884,427    1,864,772   1,911,707   1,935,306
                                                               ---------     --------     --------   ---------   ---------
SHAREHOLDERS' EQUITY.......................................      231,556      442,001      549,100     566,091     550,925
                                                               ---------     --------     --------   ---------   ---------
SHAREHOLDERS' EQUITY PER COMMON SHARE......................         4.65         8.92        11.20       11.24       11.06
                                                               ---------     --------     --------   ---------   ---------
CASH DIVIDENDS DECLARED PER COMMON SHARE..................                       .625         1.25        1.25        1.25
                                                               ---------     --------     --------   ---------   ---------

Net income in 1999 reflects net after-tax charges of $97.8 million, or $1.99 per diluted share, reflecting costs associated with existing non-core businesses and impairment of certain assets, comprised of $62.5 million, or $1.27 per diluted share, for continuing operations, and $35.3 million, or $.72 per diluted share, for discontinued operations. Net income in 2000 reflects net after tax charges of $56.0 million, or $1.13 per diluted share, reflecting the writedown of net assets held for sale and $60.4 million, or $1.22 per diluted share, reflecting costs associated with noncore businesses and organizational streamlining costs comprised of $45.5 million, or $.92 per diluted share, for continuing operations, and $14.9 million, or $.30 per diluted share, for discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto.

DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE

On September 17, 1999, the Company announced that it intended to sell its Aviation and Entertainment businesses and on September 29, 1999, the Board of Directors of the Company formally adopted a plan to sell the operations of its Aviation and Entertainment units, which were previously reported as separate business segments. As a result of the adoption of this plan, the financial statements present the results of these operations as discontinued.

At December 31, 2000, the Company had substantially completed its sales of the discontinued operations and, therefore, reclassified the remaining unsold Aviation and Entertainment businesses in the accompanying December 31, 2000 balance sheet to present these businesses as net assets held for sale. These non-core businesses are reported in the "Other" segment at December 31, 2000. In addition, the Company reclassified its other non-core subsidiaries, Datacom, Inc. (Datacom), a contract manufacturing company located in Mexico, and Compania General de Sondeos, S.A. (CGS), an environmental and infrastructure company in Spain, to present these businesses as net assets held for sale. Datacom and CGS are reported in the Other segment and Energy segment, respectively. Net assets held for sale at December 31, 2000 totaled $70,600,000 net of associated debt of $29,300,000.

2000 VS. 1999

Continuing Operations: Revenues from continuing operations for 2000 were $7,700,000 lower than 1999, primarily reflecting a decrease in Corporate and Other segment revenues of $33,700,000, partially offset by an increase in Energy segment revenues of $26,000,000.

Service revenues in 2000 decreased $13,400,000 compared to 1999. Energy service revenues increased $4,400,000 compared to 1999 primarily due to increased production and contractual annual escalation adjustments at many plants of $7,600,000, offset by a decrease of $3,200,000 in the environmental consulting business that was sold in November 2000. The Other segment's service revenues decreased $17,800,000 mainly due to the sale of Applied Data Technology, Inc.
(ADTI) in the first quarter of 2000.

Electricity and steam sales revenue increased $71,000,000 compared to 1999 attributable mainly to increased production and to favorable energy pricing experienced primarily at our power plants in California, including incremental revenues from the acquisition of the remaining interest in a California plant during the second quarter of 1999. The commencement of operations during 1999 of projects in Thailand and The Philippines, as well as increased pricing experienced at certain waste-to-energy plants with merchant energy capacity, also contributed to the overall increase in this category.

Equity in income of investees and joint ventures increased $11,100,000 compared to the year ended December 31, 1999. Approximately $9,400,000 of the increase is attributable to the commencement of operations of projects in Asia. The remaining increase is mainly due to increased generation at existing projects.

Construction revenues decreased $50,100,000 compared to 1999. The decrease is attributable to the near completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990, the decision to wind down activities in the civil construction business and the completion of a wastewater project in 2000.

Other sales - net decreased $9,700,000 due mainly to reduced activity in the operations of Datacom associated with the Chapter XI bankruptcy filing in March 2000 of Genicom Corporation (Genicom), its major customer. In August 2000, the Company reached agreement with Genicom for a waiver of all preference exposure. The Company also reached agreement with the purchaser of Genicom regarding terms under which it will continue to supply product to Genicom. With the resolution of Genicom's bankruptcy, the Company is now in the process of marketing Datacom for sale.

Other revenues - net decreased $9,900,000 from 1999. Other revenues in 2000 included $12,200,000 and in 1999 included $7,800,000 of insurance settlements relating to the Lawrence, Massachusetts facility. 1999 also included a gain on the sale of an investment of $5,100,000 and a $9,200,000 gain on the termination and restructuring of the Tulsa, Oklahoma facility's operating contract.

Net gain (loss) on sale of businesses in 2000 includes a $1,100,000 loss on the sale of ADTI. 1999 includes a $5,700,000 gain on the sale of a joint venture interest.

Total costs and expenses increased by $65,600,000 in 2000 compared to 1999. The increase reflects an increase in the Energy segment of $10,000,000 and an aggregate increase in Corporate and the Other segment of $55,600,000.

The Energy segment's plant operating expenses increased by $54,100,000 in 2000 compared to 1999 due primarily to a full year of consolidated operations in 2000 related to the acquisition of the remaining interest in a California plant and a full year of operations in 2000 of plants in The Philippines and Thailand, both of which commenced commercial operations during the second quarter of 1999.

Construction costs decreased by $46,500,000 in 2000 compared to 1999. This decrease is due in part to the decline in the civil construction business, which management anticipates will cease in 2001, the near completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990 and the completion of a wastewater project in 2000.

Depreciation and amortization expense increased by $8,900,000 in 2000 compared to 1999. This increase is primarily related to an increase in Corporate depreciation and amortization of $6,200,000 due mainly to the accelerated amortization of a new data processing system. Also, the Energy segment's depreciation and amortization increased $2,600,000 compared to 1999 primarily due to a full year of operating results in 2000 (versus a partial year in 1999) at the plant in California and the commencement of operations of the plants in The Philippines and Thailand.

Debt service charges decreased $3,700,000 in 2000 compared to 1999. This amount includes a $6,900,000 decrease due to lower project debt outstanding on various facilities caused by redemption and maturity of bonds, partially offset by an increase of $3,200,000 due to a full year of expense related to commencement of operations of the plants in The Philippines and Thailand that began operations during 1999. The Energy segment had one interest rate swap agreement outstanding that resulted in additional debt service expense of $1,100,000 and $1,700,000 for 2000 and 1999, respectively. The effect of this swap on the weighted-average interest rate of project debt was not significant.

Other operating costs and expenses decreased $900,000 from 2000 due to activity in the Other segment. This decrease was mainly associated with lessened activity at ADTI of $1,700,000 as a result of its sale and the writeoff of goodwill related to ADTI in 1999 of $7,800,000. In addition, operating costs and expenses at Datacom decreased by $4,000,000 primarily due to writedowns in 1999 of obsolete inventory, receivables and other assets totaling $15,200,000, partially offset by a writedown of receivables in 2000 of $6,500,000 and higher costs related to the bankruptcy of Genicom, its major customer. These decreases were partially offset by $8,700,000 of accruals for workers' compensation insurance related to other sold businesses.

Costs of goods sold decreased $23,700,000 compared to 1999 due in part to activity in the Other segment. Costs of goods sold at ADTI decreased $12,600,000 because of its sale in 2000. Datacom's costs of goods sold decreased $10,700,000 due mainly to lessened activity caused by the Genicom bankruptcy filing.

Selling, administrative and general expenses decreased $23,200,000 compared to 1999 mainly due to unallocated corporate overhead expenses. This decrease is fundamentally the result of a decrease in Corporate severance and an employment contract termination settlement together totaling $33,000,000 and a decrease in most other overhead costs due to the wind down of the New York headquarters office. These decreases were partially offset by an increase in professional fees relating to the sale of noncore business and related issues of $5,100,000. Selling, administrative and general expenses for the Energy and Other segments remained relatively constant.

Project development expenses increased $1,200,000 from 1999. The overall increase is due primarily to increased development activities in domestic and European markets during 2000.

Other expenses - net increased $22,200,000 compared to 1999, including an increase in the Energy segment of $700,000 and an increase in Corporate of $21,500,000. In 2000, other expenses - net in the Energy segment included a charge of approximately $16,600,000 related to the cost reduction plan approved and effected in December 2000, whereby the Company decided to reorganize its operating structure and to redirect its development spending program away from the Asian markets. This has resulted in overhead reductions both domestically and internationally and the announced closure of the Company's Hong Kong headquarters. In addition, in 2000 an impairment write-off was taken of approximately $2,800,000 related to one project in China. The 1999 amount includes asset impairment charges of approximately $28,400,000 related to the environmental consulting business that was sold in November 2000 at approximately its revised carrying value, partially offset by income of $9,000,000 related to the favorable resolution of matters related to a power project. Other expenses - net at Corporate in 2000 include $18,000,000 of creditors' fees and expenses and $4,800,000 representing fees and expenses incurred in connection with financing efforts to support the Company's balance sheet recapitalization plan (see Liquidity/Cash Flow below).

Writedown of net assets held for sale of $77,240,000 represents the writedown to estimated fair value (less costs to sell) of the noncore businesses previously included in the Entertainment segment. The Company applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" to all the net assets held for sale. SFAS No. 121 requires assets held for sale be valued on an asset by asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, the Company considered recent appraisals, valuations, offers and bids, and in some cases, its estimate of future cash flows related to those businesses.

Interest expense - net increased $4,700,000 from 1999. The Energy segment's interest expense - net increased $4,900,000 from 1999 due to higher average debt outstanding. Corporate interest expense - net decreased $700,000 compared to 1999. Corporate interest expense in 2000 increased $3,400,000 due primarily to increased borrowing on the Company's revolving line of credit, and higher rates on adjustable rate debt. Corporate interest income in 2000 increased $4,100,000 due mainly to interest earned on proceeds from sales of assets partially offset by interest earned in 1999 on proceeds from an energy contract repayment.

The effective tax rate for 2000 was 29.7% compared with 18.7% for 1999. This increase of 11.0% representing tax benefits was primarily due to the writeoff in 1999 of goodwill for which the Company did not have any tax basis, lower foreign taxes and lower non-deductible foreign losses in 2000, partially offset in 2000 by a valuation allowance relating to tax assets resulting from the writedown of assets held for sale. Note 23 to the Consolidated Financial Statements contains a more detailed reconciliation of variances from the Federal statutory income tax rate.

Discontinued Operations: Losses from discontinued operations for 2000 were $143,700,000, representing a decrease in earnings of $101,800,000 from the comparable period of 1999. Loss before interest and taxes from discontinued operations was $169,500,000 in 2000 compared to $37,200,000 in 1999. This
$132,300,000 decrease in income was primarily associated with losses on the sales of businesses in 2000 of $97,000,000 compared to gains on the sales of businesses in 1999 of $16,800,000. Businesses sold include Entertainment's Food and Beverage/Venue Management business, and the Themed Attractions/Parks business, and Aviation's Ground Handling business and Fixed Based Operations business. In addition, Aviation's operations, exclusive of sales of businesses, decreased $22,200,000 primarily due to increased overhead costs of $9,200,000 representing mainly professional fees relating to the sale of businesses, decreases in the fueling business of $4,900,000 representing higher insurance costs and lower activity at certain locations, decreases in the ground services business of $16,700,000 caused mainly by lower results in Europe, Asia and domestic operations and an increase in workers' compensation expense of $6,100,000, partially offset by a decrease in severance charges of $13,700,000. Entertainment's operations, exclusive of sales of businesses, decreased $3,600,000 compared to 1999. This is primarily due to decreases in the Food and Beverage/Venue Management business of $10,400,000 and the Themed Attractions/Parks business of $16,600,000 primarily as a result of those businesses being sold. The decrease also includes increased overhead costs of $3,600,000 representing mainly professional fees relating to the sale of businesses, an increase in workers' compensation expense of $3,700,000 and in 1999 a $7,200,000 gain on a series of food and beverage/venue management contract buyouts. These decreases are partially offset by a decrease in severance charges of $12,100,000 and in 1999 a charge of $10,500,000 relating to a non-refundable deposit and related expenditures for the proposed purchase of Volume Services America (VSA). In addition, in 1999, the Company reached agreements to sell its interest in the Grizzly Nature Center and its interest in a casino operation in Aruba, resulting in losses of $4,000,000 and $2,500,000, respectively. In 1999, the Company also wrote off unrecoverable contract acquisition costs at two sport facilities, $5,000,000 related to the Great Western Forum and $1,500,000 related to the U.S. Air Arena, both of which had ceased to be utilized by professional sports teams. The Company also abandoned its casino development activities in South Africa resulting in charges of $7,300,000.

In addition to the Energy segment's swap, the Company had three interest rate swap agreements covering notional amounts of $1,600,000 (decreasing to zero), $2,700,000 and $2,800,000 (both amortizing to $2,100,000 on their termination dates) during 2000. The first swap agreement expired November 2000 and was entered into to convert Entertainment's $1,600,000 variable rate debt to a fixed rate. The other swap agreements, which were denominated in Hong Kong dollars and were terminated in November 2000, were entered into to convert Aviation's $7,500,000 variable rate debt to a fixed rate. During 1999 the Company also had three other interest rate swaps outstanding with a total notional amount of $3,500,000 which expired in September and October 1999. These agreements resulted in additional interest expense in 2000 and 1999 of $370,000 and $470,000, respectively, including $150,000 in 2000 for terminating those swaps. These amounts were included in discontinued operations. The effect of these swap agreements on the weighted average interest rate was not significant.


1999 vs. 1998

Continuing Operations: Revenues from continuing operations for 1999 were $102,500,000 higher than in 1998, primarily reflecting an increase in Energy segment revenues of $113,000,000, partially offset by a decrease in Corporate and the Other segment revenues of $10,500,000.

Service revenues in 1999 decreased $3,500,000 compared to 1998. Energy service revenues decreased $2,800,000 due mainly to a $12,600,000 decrease in the environmental consulting business, partially offset by $9,800,000 in revenues at energy facilities principally due to contractual annual escalation adjustments. The Other segment's revenues decreased $600,000 due mainly to lower activity at the Support Services subsidiary of $5,400,000, which was discontinued in 1998, partially offset by increased activity at ADTI of $5,000,000.

Electricity and steam sales revenue increased $42,500,000 from 1998. The increase is attributable to incremental revenues from the acquisition of the remaining interest in a California plant during the second quarter of 1999, the commencement of operations during 1999 of projects in Thailand and The Philippines, and increases at facilities where service agreements were renegotiated.

Equity in income of investees and joint ventures decreased $6,300,000 compared to 1998. This decrease is primarily due to $6,800,000 in 1998 related to the buyout of an energy sales agreement with respect to a 50% owned joint venture.

Construction revenues increased $74,600,000 compared to 1998. This increase is primarily due to an increase in civil construction of $42,000,000, increases of $23,000,000 related to retrofit activity at several facilities and an increase of $9,000,000 due to the construction of a potable water treatment plant.

Other sales - net decreased $12,100,000 compared to 1998 due mainly to lower activity at Datacom.

Other revenues in 1999 increased $3,100,000 compared to 1998. In 1999, other revenues included $7,800,000 of insurance proceeds attributable to the Lawrence facility, $9,200,000 relating to the termination and restructuring of an operating contract at a waste-to-energy facility, and a $5,100,000 gain on the sale of an investment. In 1998, Other revenues included a gain of $9,100,000 on the buyout of a power sales agreement, a gain of $8,000,000 in connection with a payment received for the termination and restructuring of a facility operating contract, $600,000 of insurance proceeds and $1,300,000 of various other gains.

Net gain (loss) on sale of businesses in 1999 includes a $5,700,000 gain on the sale of a joint venture interest, and in 1998 includes a $1,000,000 gain on the sale of the Facilities Services group's operations in New York and a $500,000 gain on the sale of Datacom's Cork, Ireland operations.

Total costs and expenses increased to $1,034,000,000 in 1999 compared to $842,500,000 in 1998. The increase of $191,500,000 reflects an increase in the Energy segment of $165,200,000 and an increase in Corporate and the Other segment of $26,400,000.

Energy's plant operating expenses increased $49,200,000 compared to 1998 due primarily to the acquisition of the remaining interest in a California plant, and plants in The Philippines and in Thailand which commenced commercial operations during the second quarter of 1999. In addition, operating expenses in 1999 include a charge of approximately $3,000,000 associated with a negotiated settlement reached with a contractor.

Construction costs increased by $80,900,000 compared to 1998. This increase is due to the increased activity in construction as a result of increased civil construction projects, increased activity in retrofit construction as noted above and the construction of a potable water treatment plant. Construction costs in 1999 included costs in excess of revenues associated with the civil construction projects of approximately $10,200,000.

Depreciation and amortization expense increased $12,600,000 compared to 1998. This increase is primarily related to the Energy segment, which showed an increase of $8,600,000. In connection with the Clean Air Act Amendments, the Company shortened the estimated useful lives of certain air pollution control equipment resulting in additional depreciation of approximately $5,000,000 in 1999. In addition, increased depreciation is also attributed to the commencement of operations of certain plants and the acquisition of a remaining interest in a power project during 1999, as noted above. The remaining $4,000,000 increase is primarily due to the commencement of amortization of a new data processing system.

Debt service charges decreased $4,300,000 from 1998 due mainly to lower project debt outstanding on various facilities caused by redemption and maturity of bonds and certain refinancings. The Energy segment had three interest rate swap agreements (two of which were terminated in 1998) outstanding during 1999 and 1998 that resulted in additional debt service expense of $1,700,000 and $800,000 for 1999 and 1998, respectively. The effect of these swap agreements on the weighted-average interest rate of project debt was not significant.

Other operating costs and expenses decreased $7,600,000 primarily related to a decrease in Support Services operations of $9,700,000, a decrease in operating expenses at ADTI of $12,700,000, and a decrease in operating costs at Datacom of $6,300,000, partially offset by a writedown of ADTI goodwill in 1999 of $7,800,000 and writedowns of inventory, accounts receivable and other assets in 1999 totaling $15,200,000.

Costs of goods sold increased $7,800,000 compared to 1998 due to activity in the Other segment. Costs of goods sold at ADTI increased $16,800,000 due to higher activity, and Datacom's costs of goods sold decreased $9,400,000 because of lower activity.

Selling, administrative and general expenses increased $20,400,000 compared to 1998 due mainly to unallocated corporate overhead expenses. This increase is mainly due to an increase in severance charges and an employment contract termination settlement together totaling $33,900,000 as well as increased professional fees and Y2K costs, partially offset by the settlement of certain litigation, and proxy related charges in 1998.

Project development expenses increased by $11,300,000 compared to 1998 primarily due to increased development and overhead expenses in Asia.

Other expenses - net increased $21,200,000 compared to 1998 primarily because of the writedown due to impairment of assets of the environmental consulting business that was sold in November 2000 at approximately its revised carrying value, offset by income of $9,000,000 related to a favorable resolution of matters related to a power project.

Interest expense - net increased $10,900,000 from 1998. The Energy segment's interest expense - net increased $2,000,000 due to higher average debt outstanding. Corporate interest expense - net increased $8,900,000 primarily due to a decrease in interest income of $6,300,000, primarily reflecting lower cash balances available for investment, interest on a customer note repaid in 1999, interest received on a legal settlement in 1998, and in 1999, an increase in interest expense chiefly associated with increased borrowings on the Company's revolving line of credit and interest accrued on an Internal Revenue Service tax assessment.

In addition to the Energy segment's swaps, the Company had one interest rate swap agreement (which expired in December 1998) covering a notional amount of $100,000,000. The swap was entered into to convert Covanta's fixed rate $100,000,000 9.25% debentures into variable-rate debt. This agreement resulted in additional interest expense in 1998 of $100,000. The effect of this swap agreement on the weighted-average interest rate was not significant.

The effective income tax rate for 1999 was 18.7% compared with 34.2% for 1998. This decrease of 15.5% was primarily due to the write-off of goodwill for which the Company did not have any tax basis, higher foreign taxes and non-deductible foreign losses. Note 23 to the Consolidated Financial Statements contains a more detailed reconciliation of the variances from the Federal statutory income tax rate.

DISCONTINUED OPERATIONS: Losses from discontinued operations for 1999 were $41,900,000, a decrease in earnings of $91,600,000 from the comparable period of 1998. Income (loss) before interest and taxes of discontinued operations was ($37,200,000) in 1999 compared to $86,100,000 in 1998. This $123,300,000 decrease was primarily associated with a decrease of $72,600,000 in Entertainment income (loss) before interest and taxes reflecting, in part, severance charges of $13,300,000, and a charge of $10,500,000 relating to a non-refundable deposit and related expenditures for the proposed purchase of Volume Services America (VSA). In addition, in the third quarter of 1999, the Company reached agreements to sell its interest in the Grizzly Nature Center and its interest in a casino operation in Aruba, resulting in losses of $4,000,000 and $2,500,000, respectively. It also wrote off unrecoverable contract acquisition costs at two sport facilities, $5,000,000 related to the Great Western Forum and $1,500,000 related to the U.S. Air Arena, both of which had ceased to be utilized by professional sports teams. The Company also abandoned its casino development activities in South Africa resulting in charges of $7,300,000. In 1999 the Company's income derived from its La Rural project in Argentina was $12,300,000 lower than in 1998. 1999 included a $3,400,000 charge due to the venture's inability to obtain necessary building permits to complete a new facility. The Entertainment segment also had lower income in its gaming operations of $10,400,000, themed attractions of $5,300,000, and restaurants in malls of $10,200,000, as well as increased overhead of $3,800,000 and other charges of $3,700,000. These decreases were partially offset by increased income of $10,100,000 from water parks acquired in 1999, the increase in gains on the sale of certain amphitheater contracts of $2,300,000 and a gain of $6,000,000 on the negotiation of a revised management contract at Arrowhead Pond in Anaheim, California.

Aviation's income (loss) before interest and taxes in 1999 was $50,600,000 lower than 1998 chiefly due to the $39,900,000 gain on the sale of its in-flight catering business in 1998 and an additional gain of $10,500,000 from related transactions; 1999 severance charges of $11,800,000; lower income of $4,000,000 on reduced sales of ownership interests in the Hong Kong airport ground services company; and increased overhead costs of $3,300,000. These decreases were partially offset by the additional gain in 1999 on the sales of the Spanish in-flight kitchens, domestic catering operations and certain ground operations of $6,800,000; settlement of litigation in 1998 of $1,500,000; insurance proceeds of $1,500,000; management fee income from South American ventures of $3,200,000; increased operating income in domestic fueling and ground services operations of $2,000,000; and a $700,000 increase from operations of companies acquired in 1999 in the Fixed Base Operations Group.

In addition to the Energy segment's swaps, the Company had interest rate swap agreements (one of which expired in December 1998) covering notional amounts of $1,600,000, $2,700,000 and $2,800,000 at December 31, 1999. The first swap agreement expired November 30, 2000 and was entered into to convert Entertainment's $1,600,000 variable rate debt to a fixed rate. The other swap agreements, which were denominated in Hong Kong dollars and were terminated in November 2000, were entered into to convert Aviation's $7,500,000 variable rate debt to a fixed rate. During 1999, the Company also had three other interest rate swaps outstanding with a total notional amount of $3,500,000, which expired in September and October 1999. These agreements resulted in additional interest expense in 1999 of $470,000. The effect of these swap agreements on the weighted-average interest rate was not significant.


CAPITAL INVESTMENT AND COMMITMENTS: For the year ended December 31, 2000, capital investments for continuing operations amounted to $55,000,000, of which $54,200,000 was for Energy and $800,000 was for Other and Corporate operations.

At December 31, 2000, capital commitments for continuing operations amounted to $13,200,000 for normal replacement and growth in Energy and $100,000 for Corporate and Other operations. Other capital commitments for Energy as of December 31, 2000 amounted to approximately $29,100,000. This amount includes a commitment to pay, in 2008, $10,600,000 for a service contract extension at an energy facility. In addition, this amount includes $15,400,000 for two oil-fired projects in India; $2,900,000 for additional equity commitments related to a coal-fired power project in The Philippines; and $200,000 for a mass-burn waste-to-energy facility in Italy. Funding for the additional mandatory equity contributions to the coal-fired power project in The Philippines was being provided through bank credit facilities, which were repaid in March 2001.

Covanta and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy, entertainment and other facilities. In the normal course of business, they are involved in legal proceedings in which damages and other remedies are sought. Management does not expect that these contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business will have a material adverse effect on Covanta's Consolidated Financial Statements. (See Liquidity/Cash Flow below.)

The Company did not include its interests in either the Arrowhead Pond in Anaheim, California or the Corel Centre near Ottawa, Canada as part of the sale of its Venue Management business in June 2000. The Company manages the Arrowhead Pond under a long-term contract. As part of this contract, the Company is a party, along with the City of Anaheim, to a reimbursement agreement in connection with a letter of credit in the amount of approximately $119,000,000. Under the reimbursement agreement, the Company is responsible for draws, if any, under the letter of credit caused by the Company's failure to perform its duties under its management contract at that venue which include its obligation to pay shortfalls, if any, if net revenues of the venue are insufficient to pay debt service underlying the venue. The Company is exploring alternatives for disposing of these operations along with the reimbursement agreement and related obligations.

During 1994, a subsidiary of Covanta entered into a 30-year facility management contract at the Corel Centre pursuant to which it agreed to advance funds to a customer, and if necessary, to assist the customer's refinancing of senior secured debt incurred in connection with the construction of the facility. Covanta is obligated to purchase such senior debt in the amount of $90,500,000 on December 23, 2002, if the debt is not refinanced prior to that time. Covanta is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer in the amount of $48,000,000 on December 23, 2002. In addition, as of December 31, 2000, the Company had guaranteed $3,300,000 of senior secured term debt of an affiliate and principal tenant (the NHL Ottawa Senators) of this customer. Further, Covanta is obligated to purchase $20,000,000 of the tenant's secured subordinated indebtedness on January 29, 2004, if such indebtedness has not been repaid or refinanced prior to that time. The Company is also exploring alternatives for disposing of these operations along with the related obligations.

Management does not expect that these arrangements will have a material adverse effect on Covanta's Consolidated Financial Statements.

The Company is exposed to various market risks including changes in interest rates and foreign currency exchange rates. Since approximately 73% of the Company's debt is at fixed interest rates, the Company's exposure to interest-rate fluctuations is not material to the Consolidated Financial Statements. The Company has entered into financial instruments on several occasions to reduce the impact of changes in interest rates. At December 31, 2000, Covanta had one interest rate swap agreement, which is described above and in the Long-Term Debt and Project Debt notes to the Consolidated Financial Statements. Covanta is also exposed to foreign currency risks due to changes in exchange rates. Foreign countries in which the Company operates are primarily Canada and countries in Latin America, Europe and Asia. Since the Company does not plan to repatriate Energy foreign assets and considers foreign earnings to be permanently invested overseas, the exposure to changes in foreign currency exchange rates is primarily limited to cumulative translation adjustments, which have been charged to Other Comprehensive Income (Loss). Covanta does not enter into derivatives or other financial instruments for trading or speculative purposes.

LIQUIDITY/CASH FLOW: Net cash used in operating activities for 2000 was $58,700,000 compared to cash provided by operating activities in 1999 of $109,900,000, resulting in a decrease of $168,600,000. This decrease primarily reflects a decrease in net income from continuing operations of $49,300,000. In addition, there was an increase in other assets of $24,100,000, an increase in inventories of $2,900,000, a decrease of $130,500,000 in accounts payable and accrued expenses, a decrease in severance and other employment charges of $22,300,000, an increase in deferred tax benefits of $20,900,000, and a decrease in other noncash charges of $10,000,000. These decreases in cash from operations were partially offset by an increase in depreciation and amortization of $8,900,000, an increase in the writedown of net assets of $41,100,000, a decrease in accounts receivable of $37,000,000, and an increase in deferred income and other liabilities of $4,600,000.

Net cash used in investing activities was $34,700,000 lower than 1999 primarily relating to a decrease in entities purchased of $59,400,000, a decrease in capital expenditures of $10,800,000, and an increase in proceeds from the sales of businesses of $8,800,000 and property, plant and equipment of $8,600,000, and a decrease in investments in and advances to joint ventures of $10,000,000. These decreases in cash used in investing activities were partially offset by a decrease in proceeds from the sales of marketable securities of $59,800,000 and an investment of $5,100,000.

Net cash used in financing activities for 2000 was $268,200,000 compared to cash provided by financing activities of $12,400,000 in 1999. This decrease of $280,600,000 is due primarily to an increase in restricted cash of $194,100,000, an increase in net debt payments of $123,500,000, a decrease of $4,000,000 in the use of funds held in trust, and $8,300,000 in lower proceeds from the exercise of stock options. Those decreases are partially offset by a reduction in dividends paid of $46,200,000, and a reduction in the purchase of treasury shares of $2,500,000.

In addition, cash provided from discontinued operations totaled $346,400,000 in 2000 compared to cash used in 1999 of $127,900,000. This increase in cash provided from discontinued operations was primarily due to proceeds from the sales of businesses and decreases in capital expenditures and acquisitions in Aviation and Entertainment, partially offset by operating losses in those businesses. During the year ended December 31, 2000, the Company substantially completed the sales of its Aviation and Entertainment businesses. The following is a list of Aviation and Entertainment businesses sold in 2000 and the gross cash proceeds from those sales:

            Description of Business                              Gross Proceeds

            Food and Beverage/Venue Management                    $222,000,000
            Aviation Ground Handling                                99,000,000
            Parks and Themed Attractions                            38,000,000
            Argentina Airport Privatization                         27,000,000
            Aviation Fixed Base Operations                          15,000,000
            Fairmount Racetrack                                     15,000,000
            Dominican Republic Airport Privatization                 3,000,000
            Other businesses                                         3,000,000
                                                                  ------------
               Total Gross Proceeds                               $422,000,000
                                                                  ============


In connection with the above sales, the Company also reduced its debt by approximately $119,000,000. The Company also incurred $11,000,000 in costs associated with disposing of certain other assets. In addition, in February 2001, the Company sold its Aviation Ground business in Rome, Italy for $10,100,000.

The Company also sold certain businesses in its continuing operations. The following is a list of those businesses sold in 2000 and the gross cash proceeds from those sales:

            Environmental Consulting and Engineering(OEES)         $15,000,000
            Applied Data Technology, Inc.                            5,000,000
                                                                   -----------
               Total Gross Proceeds                                $20,000,000
                                                                   ===========

In connection with several of the above sales, the Company is also entitled to certain deferred payments subject to certain contingencies. In addition, the Company has contingent obligations under most of the related sale agreements in respect of liabilities arising before and, in some cases, after the consummation of the sale, including environmental and other liabilities.

At December 31, 2000, the Company had approximately $282,000,000 in cash and cash equivalents, of which $7,000,000 related to net assets held for sale. $194,000,000 of that cash was restricted and intended for debt repayment. In addition, the Company had a revolving credit facility on which the Company had drawn $50,000,000 at December 31, 2000. The Company had further agreed not to incur any additional indebtedness other than that incurred under the revolving credit facility.

The Company's credit facilities with its principal credit providers, which were scheduled to expire on November 30, 2000, extended into 2001 while the parties continued to negotiate the terms of a new facility. On March 14, 2001, the Company closed its Revolving Credit and Participation Agreement (the "Master Credit Facility") with its principal credit providers. The Master Credit Facility consolidates most of the Company's major outstanding credit facilities into one credit facility. Certain of the Company's lenders to its non-Energy business elected not to participate in the consolidated credit facility, but agreed to extend the maturity dates of those facilities through May 30, 2002 and to conform relevant financial covenants to those under the Master Credit Facility. The Master Credit Facility, which matures on May 30, 2002 and is secured by substantially all of the Company's assets, provides the Company with a credit line of approximately $146,000,000, including a sub-facility which may only be used to provide certain letters of credit that may be required to be posted by the Company in the event that the Company's long-term debt rating is downgraded below investment grade. The Company may utilize the balance of the credit facility for continued investment in existing and, to a more limited extent, new energy projects, as well as for working capital and other general corporate purposes. The Company's ability to make investments in new energy projects is subject to certain conditions more fully discussed below. The Company repaid approximately $157,000,000 of outstanding indebtedness, which included the $50,000,000 outstanding under the prior credit facility, on the closing date of Master Credit Facility. This debt amount was repaid from the amount that has been on the Company's balance sheet under the heading "Restricted Cash".

The Master Credit Facility contains several financial covenants relating to the Company's cash position, net worth, and compliance with leverage and interest coverage tests. The Company is restricted from incurring additional recourse indebtedness. However, the terms of the Master Credit Facility permit the Company to continue to finance its investments in new energy projects with the proceeds from limited recourse project financing and subject to certain restrictions. The Master Credit Facility also prohibits the payment of dividends on the Company's common stock. In addition, the Company's 9 1/4% Debentures are, to the extent required by their terms, equally and ratably secured by the security interest granted under the Master Credit Facility.

Under the Master Credit Facility, the Company will pay a commitment fee of 0.75% on the unused portion of the facility. In addition, at the Company's option, funds drawn from the facility will accrue interest at the prime rate plus 0.5% or Eurodollar rate plus 2.75%. In connection with the closing of the Master Credit Facility, the Company incurred fees and expenses of $12,200,000. Additional fees will be incurred prior to the expiration of this Master Credit Facility. The Company will amortize these fees and expenses over the term of the new facility. The fees and expenses previously incurred in connection with the waiver of certain covenants and the extension of credit into 2001, which totaled $18,000,000 were recognized in 2000.

The Company believes that it will derive the liquidity required for its working capital, currently planned investment activities and other capital commitments from operations and sales of noncore assets. The Company expects to complete the sale of its aviation fueling business and its other remaining Aviation and Entertainment assets in 2001. Sales of its noncore businesses are not totally within the Company's control. The successful completion of the sales processes for noncore assets may be impacted by general economic conditions in the markets in which these assets must be sold, and in some instances necessary regulatory and third party consents.

In 2000, events affecting the California energy markets resulted in delays in payments for power sold to two utilities. As of February 28, 2001, the outstanding receivable net of reserves and cash receipts through March 7, 2001 amounted to approximately $49,000,000 (including receivables due partnerships in which the Company owns 50% interests). On March 27, 2001, the California Public Utilities Commission approved a substantial rate increase and directed the utilities to begin making current payments for power sales in April. Payment of receivables for California power sales is likely to be obtained only in connection with a resolution of that state's power crisis. Therefore the amounts received and the timeliness of payment are subject to legal, regulatory and legislative developments. Although the matter is not free of doubt, the Company believes it will ultimately receive payment of the outstanding receivables.

Under its Master Credit Facility, the Company agreed to meet budgeted cash flows. The Company's ability to meet these tests could be adversely affected if payment of receivables for California power sales or completion of asset sales are significantly delayed. However, even if payments of these receivables or these asset sales are further delayed, the Company believes that it can meet these covenants by seeking access to the capital markets and through scheduling the incurrence of expenditures.

In addition, under the Master Credit Facility newly identified investment commitments can be made once stated asset sale objectives are achieved. Although the Company believes these sales objectives will be met in 2001, if the Company is not permitted to make newly identified investment commitments in 2001 due to delays in completing asset sales, it does not expect any substantial impact on the Company's anticipated business activities in the current year or in 2002.

Further, to date the Company has been able to work with its creditors for obligations specifically related to its California assets to assure compliance with obligations that might have been adversely impacted by payment delay, and it expects that it will continue to be able to do so unless the status of the California utilities substantially deteriorates.

Under certain agreements previously reported, the Company is required to provide letters of credit if its debt securities are no longer rated investment grade. The Master Credit Facility provides a subfacility which the Company believes is adequate for this purpose.

The Master Credit Facility expires in May 2002. At that time, outstanding revolving loans, if any, under this facility must be repaid and all letters of credit issued thereunder and other obligations must be satisfied or released. The Company expects to be able to replace this facility on a timely basis.

In 1998, the Company's Board of Directors increased the authorization to purchase shares of the Corporation's common stock up to a total of $200,000,000. No shares were purchased during 2000. Through December 31, 2000, 2,223,000 shares of common stock were purchased for a total cost of $58,890,000.

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

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), is effective for the Company as of January 1, 2001. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. All derivatives are required to be recorded in the balance sheet as either an asset or liability measured at fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria is met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statement of income, and requires that a company must formally document, designate and assess the effectiveness of derivatives that receive hedge accounting.

The Company has adopted SFAS No. 133 as of January 1, 2001, and has identified all derivatives within its scope. The adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on the results of operations of the Company and will increase both assets and liabilities recorded on the balance sheet by approximately $12,300,000. The $12,300,000 relates to the Company's interest rate swap agreement that economically fixes the interest rate on certain adjustable rate revenue bonds reported in the category "Revenue Bonds Issued by and Prime Responsibility of Municipalities". The swap agreement was entered into in September 1995 and expires in January 2019. Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the client community's obligation under the related service agreement. Accordingly, all payments under the swap agreement are a pass-through to the client community.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue, and was implemented by the Company in the quarter ending December 31, 2000. There was no impact from adoption of SAB No. 101 on the Company's financial position or results of operations.


Any statements in this communication, which may be considered to be "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, are subject to certain risk and uncertainties. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings with the Securities and Exchange Commission and more generally, general economic conditions, including changes in interest rates and the performance of the financial markets; changes in domestic and foreign laws, regulations, and taxes; changes in competition and pricing environments; and regional or general changes in asset valuations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See the Capital Investments and Commitments portion of Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this Form 10-K Report.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            INDEX

Statements of Consolidated Income and Comprehensive Income for the Years
     ended December 31, 2000, 1999 and 1998
Consolidated Balance Sheets - December 31, 2000 and 1999
Statements of Shareholders' Equity for the Years
     ended December 31, 2000, 1999 and 1998
Statements of Consolidated Cash Flows
     for the Years ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements
Independent Auditors' Report
Report of Management
Quarterly Results of Operations
Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the Years ended December 31, 2000, 1999 and 1998
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Covanta Energy Corporation and Subsidiaries

STATEMENTS OF CONSOLIDATED INCOME
AND COMPREHENSIVE INCOME
- -------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                        2000                1999               1998
- -------------------------------------------------------------------------------------------------------------------
Service revenues..........................................   $   577,564,000    $    590,924,000   $    594,381,000
Electricity and steam sales...............................       292,514,000         221,476,000        178,934,000
Equity in income of investees and joint ventures..........        24,088,000          13,005,000         19,340,000
Construction revenues.....................................        69,341,000         119,455,000         44,861,000
Other sales-net...........................................        45,329,000          54,997,000         67,113,000
Other-net.................................................        12,233,000          22,171,000         19,053,000
Net gain (loss) on sale of businesses.....................        (1,067,000)          5,665,000          1,471,000
                                                              --------------      --------------     --------------
Total revenues............................................     1,020,002,000       1,027,693,000        925,153,000
                                                              --------------      --------------     --------------
Plant operating expenses..................................       539,482,000         485,406,000        436,222,000
Construction costs........................................        74,271,000         120,757,000         39,857,000
Depreciation and amortization.............................       110,325,000         101,470,000         88,884,000
Debt service charges......................................        84,727,000          88,439,000         92,747,000
Other operating costs and expenses........................        29,446,000          30,317,000         37,881,000
Costs of goods sold.......................................        41,809,000          65,460,000         57,685,000
Selling, administrative and general expenses..............        74,416,000          97,658,000         77,261,000
Project development expenses..............................        24,483,000          23,300,000         11,946,000
Other-net.................................................        43,445,000          21,220,000
Writedown of net assets held for sale.....................        77,240,000
                                                              --------------      --------------     --------------
Total costs and expenses..................................     1,099,644,000       1,034,027,000        842,483,000
                                                              --------------      --------------     --------------

Consolidated operating income (loss)......................       (79,642,000)         (6,334,000)        82,670,000
Interest expense-net......................................       (35,347,000)        (30,697,000)       (19,812,000)
                                                              --------------      --------------     --------------
Income (loss) from continuing operations before income
     taxes, minority interests and the cumulative effect
     of change in accounting principle....................      (114,989,000)        (37,031,000)        62,858,000
Income taxes..............................................        34,149,000           6,917,000        (21,557,000)
Minority interests........................................        (4,781,000)         (6,176,000)        (4,053,000)
                                                              --------------      --------------     --------------
Income (loss) from continuing operations..................       (85,621,000)        (36,290,000)        37,248,000
Income (loss) from discontinued operations (net of income
     taxes of: 2000, ($29,263,000); 1999, $6,000; and 1998,
     $40,240,000).........................................      (143,664,000)        (41,851,000)        49,722,000
Cumulative effect of change in accounting principle
     (net of income taxes of $1,313,000)..................                            (3,820,000)
                                                              --------------      --------------     --------------
NET INCOME (LOSS).........................................      (229,285,000)        (81,961,000)        86,970,000
                                                              --------------      --------------     --------------
Other Comprehensive Income, Net of Tax:
Foreign currency translation adjustments (net of
     income taxes of $1,858,000 in 2000)..................        (8,015,000)         (4,631,000)        (2,170,000)
Less: reclassification adjustment for translation
     adjustments included in loss from discontinued
     operations...........................................        25,323,000
Unrealized Gains (Losses) on Securities:
Unrealized holding gains (losses) arising during period...                               (60,000)           470,000
Less: reclassification adjustment for losses (gains)
     included in net income (loss)........................          (150,000)            275,000
Minimum pension liability adjustment......................          (102,000)            409,000           (392,000)
                                                              --------------      --------------     --------------
Other comprehensive income (loss).........................        17,056,000          (4,007,000)        (2,092,000)
                                                              --------------      --------------     --------------
Comprehensive income (loss)...............................    $ (212,229,000)     $  (85,968,000)    $   84,878,000
                                                              ==============      ==============     ==============
Basic Earnings Per Share:
Income (loss) from continuing operations..................    $        (1.73)     $        (0.74)    $         0.74
Income (loss) from discontinued operations................             (2.90)              (0.85)              1.00
Cumulative effect of change in accounting principle.......                                 (0.08)
                                                              --------------      --------------     --------------
Net Income (Loss).........................................    $        (4.63)     $        (1.67)    $         1.74
                                                              ==============      ==============     ==============
Diluted Earnings Per Share:...............................
Income (loss) from continuing operations..................    $        (1.73)     $        (0.74)    $         0.73
Income (loss) from discontinued operations................             (2.90)              (0.85)              0.98
Cumulative effect of change in accounting principle.......                                 (0.08)
                                                              --------------      --------------     --------------
Net Income (Loss).........................................    $        (4.63)     $        (1.67)    $         1.71
                                                              ==============      ==============     ==============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covanta Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------------------------------------------
ASSETS                                                 December 31,                     2000                  1999
- -------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents................................................    $    80,643,000      $    101,020,000
Restricted cash..........................................................        194,118,000
Restricted funds held in trust...........................................         96,280,000           103,662,000
Receivables (less allowances: 2000, $19,234,000 and 1999, $17,942,000)...        247,914,000           293,002,000
Inventories..............................................................                               10,767,000
Deferred income taxes....................................................         36,514,000            36,189,000
Prepaid expenses and other current assets................................         77,239,000            79,052,000
Net assets of discontinued operations....................................                              568,146,000
Net assets held for sale.................................................         70,614,000
                                                                               -------------         -------------
     Total current assets................................................        803,322,000         1,191,838,000

Property, plant and equipment-net........................................      1,789,430,000         1,841,811,000
Restricted funds held in trust...........................................        157,061,000           166,784,000
Unbilled service and other receivables...................................        155,210,000           159,457,000
Unamortized contract acquisition costs...................................         88,702,000            94,998,000
Goodwill and other intangible assets.....................................         14,944,000            12,520,000
Investments in and advances to investees and joint ventures..............        223,435,000           180,523,000
Other assets.............................................................         63,347,000            78,168,000
                                                                               -------------         -------------
     Total Assets........................................................    $ 3,295,451,000      $  3,726,099,000
                                                                               =============         =============
Liabilities and Shareholders' Equity
Liabilities:
Current Liabilities:
Current portion of long-term debt........................................    $   145,289,000      $    113,815,000
Current portion of project debt..........................................         99,875,000            80,383,000
Accounts payable.........................................................         41,106,000            75,169,000
Accrued expenses, etc....................................................        308,681,000           360,155,000
Deferred income..........................................................         38,517,000            45,806,000
                                                                               -------------         -------------
     Total current liabilities...........................................        633,468,000           675,328,000
Long-term debt...........................................................        310,126,000           344,945,000
Project debt.............................................................      1,290,388,000         1,390,832,000
Deferred income taxes....................................................        315,931,000           380,812,000
Deferred income..........................................................        172,050,000           182,663,000
Other liabilities........................................................        158,992,000           127,559,000
Minority interests.......................................................         34,290,000            33,309,000
Convertible subordinated debentures......................................        148,650,000           148,650,000
                                                                               -------------         -------------
     Total liabilities...................................................      3,063,895,000         3,284,098,000
                                                                               -------------         -------------
Shareholders' Equity:
Serial cumulative convertible preferred stock, par value $1.00 per share, authorized, 4,000,000 shares; shares outstanding: 35,582 in 2000 and
39,246 in 1999, net of treasury shares of 29,820 in 2000 and 1999........             36,000                39,000
Common stock, par value $.50 per share; authorized, 80,000,000 shares;
outstanding: 49,645,459 in 2000 and 49,468,195 in 1999, net of treasury
shares of 4,265,115 and 4,405,103, respectively..........................         24,823,000            24,734,000
Capital surplus..........................................................        185,681,000           183,915,000
Notes receivable from key employees for common stock issuance............         (1,049,000)           (1,049,000)
Earned surplus...........................................................         25,829,000           255,182,000
Accumulated other comprehensive loss.....................................         (3,764,000)          (20,820,000)
                                                                               -------------         -------------
Total Shareholders' Equity...............................................        231,556,000           442,001,000
                                                                               -------------         -------------
Total Liabilities and Shareholders' Equity...............................    $ 3,295,451,000      $  3,726,099,000
                                                                               =============         =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covanta Energy Corporation and Subsidiaries

STATEMENTS OF SHAREHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                            2000                       1999                         1998
- -----------------------------------------------------------------------------------------------------------------------------------
                                                  SHARES         AMOUNTS        SHARES      AMOUNTS         SHARES       AMOUNTS
- -----------------------------------------------------------------------------------------------------------------------------------
SERIAL CUMULATIVE CONVERTIBLE
PREFERRED STOCK, PAR VALUE $1.00
PER SHARE; AUTHORIZED, 4,000,000 SHARES
Balance at beginning of year...............       69,066    $    69,000         72,038  $    73,000         74,166  $     75,000
Shares converted into common stock.........       (3,664)        (3,000)        (2,972)      (4,000)        (2,128)       (2,000)
                                              ----------    -----------    -----------  -----------     ----------  ------------
Total......................................       65,402         66,000         69,066       69,000         72,038        73,000
Treasury shares............................      (29,820)       (30,000)       (29,820)     (30,000)       (29,820)      (30,000)
                                              ----------    -----------    -----------  -----------     ----------  ------------
Balance at end of year (aggregate
involuntary liquidation value -
2000, $717,000)............................       35,582         36,000         39,246       39,000         42,218        43,000
                                              ----------    -----------    -----------  -----------     ----------  ------------

COMMON STOCK, PAR VALUE $.50 PER
SHARE; AUTHORIZED, 80,000,000 SHARES:
Balance at beginning of year...............   53,873,298     26,937,000     53,507,952   26,754,000     53,430,246    26,715,000
Exercise of stock options..................                                    155,801       78,000         65,000        33,000
Shares issued for acquisition..............       15,390          8,000        191,800       96,000
Conversion of preferred shares.............       21,886         11,000         17,745        9,000         12,706         6,000
                                              ----------    -----------    -----------  -----------     ----------  ------------
Total......................................   53,910,574     26,956,000     53,873,298   26,937,000     53,507,952    26,754,000
                                              ----------    -----------    -----------  -----------     ----------  ------------
Treasury shares at beginning of year ......    4,405,103      2,203,000      4,561,963    2,281,000      3,135,123     1,568,000
Purchase of treasury shares................                                    102,000       51,000      2,121,100     1,060,000
Issuance of restricted stock...............     (139,988)       (70,000)
Exercise of stock options..................                                   (258,860)    (129,000)      (694,260)     (347,000)
                                              ----------    -----------    -----------  -----------     ----------  ------------
Treasury shares at end of year.............    4,265,115      2,133,000      4,405,103    2,203,000      4,561,963     2,281,000
                                              ----------    -----------    -----------  -----------     ----------  ------------
Balance at end of year.....................   49,645,459     24,823,000     49,468,195   24,734,000     48,945,989    24,473,000
                                              ----------    -----------    -----------  -----------     ----------  ------------

CAPITAL SURPLUS:
Balance at beginning of year...............                 183,915,000                 173,413,000                  212,383,000
Exercise of stock options..................                                               8,061,000                   16,355,000
Issuance of restricted stock...............                   1,602,000
Shares issued for acquisition..............                     172,000                   4,904,000
Purchase of treasury shares................                                              (2,458,000)                 (55,321,000)
Conversion of preferred shares.............                      (8,000)                     (5,000)                      (4,000)
                                                           ------------                 -----------                 ------------
Balance at end of year.....................                 185,681,000                 183,915,000                  173,413,000
                                                           ------------                 -----------                 ------------
Notes receivable from key employees for
common stock issuance......................                  (1,049,000)                 (1,049,000)
                                                           ------------                 -----------                 ------------

EARNED SURPLUS:
Balance at beginning of year...............                 255,182,000                 367,984,000                  343,237,000
Net income (loss)..........................                (229,285,000)                (81,961,000)                  86,970,000
                                                           ------------                 -----------                 ------------
Total......................................                  25,897,000                 286,023,000                  430,207,000
                                                           ------------                 -----------                 ------------
Preferred dividends-per share 2000, $1.875;
1999 and 1998, $3.35.......................                      68,000                     137,000                      144,000
Common Dividends-per share 2000, zero;
1999, $.625; and 1998, $1.25...............                                              30,704,000                   62,079,000
                                                           ------------                 -----------                 ------------
Total dividends............................                      68,000                  30,841,000                   62,223,000
                                                           ------------                 -----------                 ------------

Balance at end of year.....................                  25,829,000                 255,182,000                  367,984,000
                                                           ------------                 -----------                 ------------

CUMULATIVE TRANSLATION
ADJUSTMENT-NET.............................                  (3,355,000)                (20,663,000)                 (16,032,000)
                                                           ------------                 -----------                 ------------
MINIMUM PENSION LIABILITY ADJUSTMENT.......                    (409,000)                   (307,000)                    (716,000)
                                                           ------------                 -----------                 ------------
NET UNREALIZED GAIN (LOSS) ON
SECURITIES AVAILABLE FOR SALE..............                                                 150,000                      (65,000)
                                                           ------------                 -----------                 ------------
TOTAL SHAREHOLDERS' EQUITY.................               $ 231,556,000               $ 442,001,000                $ 549,100,000
                                                            ===========                 ===========                 ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covanta Energy Corporation and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
- -------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                      2000              1999               1998
- -------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)...........................................    $(229,285,000)     $ (81,961,000)    $   86,970,000
Adjustments to Reconcile Net Income (Loss) to Net Cash
(Used in) Provided by Operating Activities of Continuing
Operations:
Loss (Income) from discontinued operations..................      143,664,000         41,851,000        (49,722,000)
Depreciation and amortization...............................      110,325,000        101,470,000         88,884,000
Deferred income taxes.......................................      (37,868,000)       (16,944,000)        18,820,000
Cumulative effect of change in accounting principle.........                           3,820,000
Write-down of assets........................................       77,240,000         36,150,000
Severance and other employment charges......................       10,271,000         32,602,000
Other.......................................................      (13,412,000)        (3,395,000)       (17,504,000)
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables.................................................       11,651,000        (25,365,000)        (1,522,000)
Inventories.................................................         (722,000)         2,208,000          1,132,000
Other assets................................................       (5,309,000)        18,834,000        (25,110,000)
Increase (Decrease) in Liabilities:
Accounts payable............................................      (27,082,000)        19,572,000         (7,584,000)
Accrued expenses............................................      (47,925,000)        35,921,000         27,799,000
Deferred income.............................................       (8,901,000)        (3,698,000)       192,137,000
Other liabilities...........................................      (41,386,000)       (51,214,000)        12,887,000
                                                                 ------------       ------------       ------------
Net cash (used in) provided by operating activities
of continuing operations....................................      (58,739,000)       109,851,000        327,187,000
                                                                 ------------       ------------       ------------
Cash Flows From Investing Activities:
Entities purchased, net of cash acquired....................                         (59,436,000)          (900,000)
Proceeds from sale of marketable securities available
for sale....................................................        6,560,000         66,355,000         14,232,000
Proceeds from sale of businesses and other..................       19,354,000         10,560,000            225,000
Proceeds from sale of property, plant, and equipment........        9,814,000          1,175,000            181,000
Proceeds from sale of investment............................                           5,138,000
Investments in facilities ..................................      (30,051,000)       (50,749,000)       (18,847,000)
Other capital expenditures..................................      (24,914,000)       (15,048,000)       (17,675,000)
Decrease in other receivables...............................        3,963,000            820,000          2,865,000
Investments in marketable securities available for sale.....                          (1,815,000)       (58,917,000)
Distributions from investees and joint ventures.............        9,459,000         12,459,000          8,479,000
Increase in investments in and advances to investees
and joint ventures..........................................      (34,032,000)       (43,997,000)       (32,458,000)
                                                                 ------------       ------------       ------------
Net cash used in investing activities of continuing
operations.................................................       (39,847,000)       (74,538,000)      (102,815,000)
                                                                 ------------       ------------       ------------
Cash Flows From Financing Activities:
Borrowings for Energy facilities............................       92,643,000        150,894,000        506,518,000
Other new debt..............................................        2,378,000         90,508,000         34,525,000
Payment of debt.............................................     (182,228,000)      (205,089,000)      (601,396,000)
Dividends paid..............................................          (68,000)       (46,241,000)       (62,541,000)
Purchase of treasury shares.................................                          (2,509,000)       (56,381,000)
Decrease in funds held in trust.............................       16,991,000         21,019,000         40,415,000
Increase in restricted cash.................................     (194,118,000)
Proceeds from exercise of stock options.....................                           8,268,000         16,735,000
Other.......................................................       (3,800,000)        (4,412,000)        (5,922,000)
                                                                 ------------       ------------       ------------
Net cash (used in) provided by financing activities
of continuing operations....................................     (268,202,000)        12,438,000       (128,047,000)
                                                                 ------------       ------------       ------------
Net cash provided by (used in) discontinued operations......      346,411,000       (127,900,000)       (59,880,000)
                                                                 ------------       ------------       ------------
NET (DECREASE) INCREASE  IN CASH AND CASH
EQUIVALENTS.................................................      (20,377,000)       (80,149,000)        36,445,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      101,020,000        181,169,000        144,724,000
                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................    $  80,643,000      $ 101,020,000     $  181,169,000
                                                                 ============       ============       ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covanta Energy Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Principles of Consolidation, Combinations, etc.: The Consolidated Financial Statements include the accounts of Covanta Energy Corporation and its Subsidiaries (Covanta or the Company). In March 2001, the Company changed its name from Ogden Corporation to Covanta Energy Corporation. Companies in which Covanta has equity investments of 50% or less are accounted for using the "Equity Method," if appropriate. All intercompany transactions and balances have been eliminated.

On September 17, 1999, the Company announced that it intended to sell its Aviation and Entertainment businesses and on September 29, 1999, the Board of Directors of the Company formally adopted a plan to sell the operations of its Aviation and Entertainment units which were previously reported as separate business segments. As a result of the adoption of this plan, the financial results have been reclassified in the accompanying Financial Statements to show these operations as discontinued and the prior periods have been restated (see
Note 2).

At December 31, 2000, the Company had substantially completed its sales of the discontinued operations and has reclassified the remaining unsold Aviation and Entertainment businesses as net assets held for sale in the accompanying December 31, 2000 financial statements. These non-core businesses are reported in the Other segment at December 31, 2000. In addition, the Company reclassified its other non-core subsidiaries, Datacom, Inc. (Datacom), a contract manufacturing company located in Mexico, and Compania General de Sondeos, S.A.
(CGS), an environmental and infrastructure company in Spain, to include these businesses in net assets held for sale. Datacom and CGS are reported in the Other segment and Energy segment, respectively. Also, during 2000, the Company sold other non-core businesses including Applied Data Technology, Inc. (ADTI) and its environmental consulting subsidiary.

In 1999, in transactions accounted for as purchases, Covanta acquired the shares of a Philippine diesel-fired power plant, a 74% interest in a Thailand gas-fired facility, a 90% interest in a Thailand company that operates and maintains several power plant facilities, the unowned 50% partnership interests in the Heber Geothermal Company, which owns a geothermal power plant in California, and Heber Field Company in California for a total cost of $58,500,000. The operations of these companies have been included in the accompanying Financial Statements from the dates of acquisition. If Covanta had acquired these companies at January 1, 1998, consolidated revenues, net income (loss) and diluted earnings (loss) per share would have been $1,004,900,000, ($85,568,000) and ($1.74) for 1999 and $919,259,000, $81,633,000 and $1.60 for 1998.

In 1998, in transactions accounted for as purchases, Covanta acquired the shares of a civil construction company for a total cost of $900,000. The operations of this company have been included in the accompanying financial statements from date of acquisition. If Covanta had acquired this company at January 1, 1998, consolidated revenues, net income and diluted earnings per share would have been $897,524,000, $87,406,000 and $1.72 for 1998.

In connection with an earlier restructuring plan, the Binghamton, New York and Cork, Ireland operations of Datacom were sold in January 1998.

Use of Estimates: The preparation of consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include management's estimate of the carrying values of its discontinued operations and assets held for sale, estimated useful lives on long-lived assets, allowances for doubtful accounts receivable, reserves for obsolete inventory, and liabilities for workers compensation, severance, restructuring and certain litigation.

Cash and Cash Equivalents: Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less.

Restricted Cash: In accordance with the Company's revolving credit agreement in effect at December 31, 2000, certain amounts of cash at December 31, 2000 raised from asset sales are restricted as to their use. These funds are restricted primarily to repay current debt or repay certain other financial obligations. In March 2001, the Company entered into a new Revolving Credit and Participation Agreement (see Note 14). In connection with that Agreement, the Company was required to paydown certain debt totaling approximately $157,000,000 (including approximately $26,000,000 classified in Net Assets Held for Sale on the December 31, 2000 Consolidated Balance Sheet, see Note 3) using this restricted cash (see
Note 12).

Marketable Securities: Marketable securities are classified as available for sale and recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to Other Comprehensive Income (see Note 5).

Contracts and Revenue Recognition: Service revenues primarily include only the fees for cost-plus contracts and other types of contracts. Both service revenues and operating expenses exclude reimbursed expenditures of zero, zero and $1,800,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Subsidiaries engaged in governmental contracting recognize revenues from cost-plus-fixed-fee contracts on the basis of direct costs incurred plus indirect expenses and the allocable portion of the fixed fee. Revenues under time and material contracts are recorded at the contracted rates as the labor hours and other direct costs are incurred. Revenues under fixed-price contracts are recognized on the basis of the estimated percentage of completion of services rendered. Service revenues also include the fees earned under contracts to operate and maintain energy facilities and to service the facilities' debt, with additional fees earned based on excess tonnage processed and energy generation. Service revenues also represent fees for environmental consulting and engineering services rendered under various contracts and the operation of and maintenance of water and wastewater facilities. Revenue from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates. A majority of the Company's power plants rely primarily on one power sales agreement with a single customer for the majority of their electricity sales revenues.

Long-term unbilled service receivables related to energy operations are discounted in recognizing the present value for services performed currently. Such unbilled receivables amounted to $147,850,000 and $151,257,000 at December 31, 2000 and 1999, respectively. Subsidiaries engaged in long-term construction contracting record income on the percentage-of-completion method of accounting and recognize income as the work progresses. Anticipated losses on contracts are recognized as soon as they become known.

Also, other revenues include amounts related to the settlement of certain legal matters.

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

Deferred Financing Costs: Costs incurred in connection with obtaining financing are capitalized and amortized over the terms of the related financings.

Project Development Costs: The Company capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of an energy plant. These costs include outside professional services, permits and other third party costs directly related to the development of a specific new project. Upon the start-up of plant operations or the completion of an acquisition, these costs are generally transferred to property, plant and equipment and are amortized over the estimated useful life of the related project. Capitalized project development costs are charged to expense when it is determined that the related project is impaired.

Goodwill: Goodwill is amortized by the straight-line method over periods ranging from 15 to 25 years.

Interest Rate Swap Agreements: Amounts received or paid relating to swap agreements during the year are credited or charged to interest expense or debt service charges, as appropriate.

Income Taxes: Covanta files a consolidated Federal income tax return, which includes all eligible United States subsidiary companies. Foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Provision has not been made for United States income taxes on distributions, which may be received from foreign subsidiaries that are considered to be permanently invested overseas.

Long-Lived Assets: Covanta accounts for the impairment of long-lived assets to be held and used by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses when indications of impairment are present. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less costs to sell (see Note 3).

Foreign Currency Translation: For foreign operations assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at the average exchange rates during the year. Gains and losses resulting from foreign currency translation are included as a component of other comprehensive income. For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, translation adjustments are included as a separate component of other comprehensive income and shareholders' equity. Currency transactions gains and losses are recorded in income.

Earnings per Share: Basic Earnings (Loss) per Share is represented by net income
(loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or stock options were exercised or converted into common stock during the period, if dilutive (see Note 25).

New Accounting Pronouncements: The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities" in April 1998. This SOP established accounting standards for these costs and requires that they generally be expensed as incurred. Covanta adopted SOP 98-5 on January 1, 1999. The effect of adopting the SOP is shown as a cumulative effect of a change in accounting principle and is reflected as a net charge to income of $3,820,000 in 1999.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), is effective for the Company as of January 1, 2001. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. All derivatives are required to be recorded in the balance sheet as either an asset or liability measured at fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statement of income, and requires that a company must formally document, designate, and assess the effectiveness of derivatives that receive hedge accounting.

The Company has adopted SFAS No. 133 as of January 1, 2001, and has identified all derivatives within its scope. The adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on the results of operations of the Company and will increase both assets and liabilities recorded on the balance sheet by approximately $12,300,000. Accordingly, all payments under the swap agreement are a pass-through to the client community.

Reclassification: Certain amounts, including various revenues and expenses, have been reclassified in the accompanying financial statements to conform with the 2000 presentation which is more tailored for a stand-alone Energy company.

2. Discontinued Operations

As a result of the adoption of the plan to discontinue the operations of the Entertainment and Aviation businesses, operating results of those businesses are now reported as Discontinued Operations. Results for the two segments previously reported under the segment headings "Energy" and "Other" are reported as Continuing Operations and will continue to be reported under those headings.

At December 31, 2000, the Company had substantially completed its sales of the discontinued operations and reclassified the remaining Aviation and Entertainment businesses in the accompanying December 31, 2000 Consolidated Balance Sheet to show these businesses as net assets held for sale (see Note 3).

Revenues and income (loss) from discontinued operations (expressed in thousands of dollars) were as follows:

                                          2000             1999           1998
- --------------------------------------------------------------------------------

Revenues                              $   318,252     $  809,752     $  795,436
                                      -----------     -----------     ----------
Operating income (loss)               $  (173,460)    $  (35,183)    $   87,203
                                      -----------     -----------     ----------
Income (Loss) Before Income Taxes
   And Minority Interests             $  (172,620)     $  (40,169)    $   90,172
Income Tax Provision (Benefit)            (29,263)              6         40,240
Minority Interests                            307           1,676            210
                                      -----------     -----------     ----------
Income (Loss) from
Discontinued Operations               $  (143,664)     $  (41,851)    $   49,722
                                      ===========      ===========    ==========

Net assets of discontinued operations at December 31, 1999 (expressed in thousands of dollars) were as follows:

Current Assets                                                     $ 221,200
Property, Plant and Equipment - Net                                  375,211
Other Assets                                                         336,700
Notes Payable and Current Portion of Long-Term Debt                  (51,081)
Other Current Liabilities                                           (142,327)
Long-Term Debt                                                      (108,681)
Other Liabilities                                                    (62,876)
                                                                   ---------
Net Assets of Discontinued Operations                              $ 568,146
                                                                   =========


3. Net Assets Held for Sale

All non-core businesses, including remaining Entertainment and Aviation businesses previously shown as discontinued operations, were reclassified as Net Assets Held for Sale in the accompanying December 31, 2000 Consolidated Balance Sheet. Those businesses include: the venue management businesses at the Arrowhead Pond Arena in Anaheim, California, and the Corel Centre near Ottawa, Canada; the Company's interest in certain Entertainment assets in Argentina; its aviation fueling business; and the Company's interests in aviation businesses in Spain, Italy and Colombia. The Aviation business in Italy was sold in February, 2001. Other non-core businesses included in Net Assets Held for Sale are Datacom and CGS, totaling net assets of $13,400,000. The Company expects to sell these remaining businesses during 2001. Net Assets Held for Sale at December 31, 2000 (expressed in thousands of dollars) were as follows:


Current Assets                                                      $ 73,237
Property, Plant and Equipment - Net                                   19,939
Other Assets                                                          73,310
Notes Payable and Current Portion of Long-Term Debt                  (28,651)
Other Current Liabilities                                            (52,053)
Long-Term Debt                                                          (670)
Other Liabilities                                                    (14,498)
                                                                    --------

Net Assets Held for Sale                                            $ 70,614
                                                                    ========

With the exception of the operations of Datacom and CGS, the operations of these businesses are included in Discontinued Operations for the years ended December 31, 2000, 1999 and 1998. At December 31, 2000, the Company applied the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" to the Net Assets Held for Sale. SFAS No. 121 requires assets held for sale be valued on an asset by asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, Covanta management considered recent appraisals, valuations, offers and bids, and its estimate of future cash flows related to those businesses. As a result, the Company recorded a pre-tax loss of $77,240,000. This amount relates entirely to businesses previously classified in the Entertainment segment. This amount is shown in Writedown of Net Assets Held for Sale in the accompanying 2000 Statement of Consolidated Income and Comprehensive Income. As of December 31, 2000, as noted above, these assets were reclassified and the valuation provision provided against them during 2000 was reversed in discontinued operations.

In accordance with the provisions of SFAS No. 121, the assets included in Net Assets Held for Sale will not be depreciated commencing January 1, 2001.

4. Investments In And Advances to Investees

The Company is party to joint venture agreements through which the Company has equity investments in several operating projects and certain projects that are expected to become operational during the next two years. The joint venture agreements generally provide for the sharing of operational control as well as voting percentages. The Company records its share of earnings from its equity investees on a pre-tax basis and records the Company's share of the investee's income taxes in income tax expense.

In 2000, the Company acquired an ownership interest in a 106 MW low sulphur furnace oil based diesel engine power plant located in the State of Tamil Nadu, India. The Company's ownership interest is expected to reach 74.8% by commercial operation date. This project is under construction and commercial operation is expected in the fourth quarter of 2001. The Company's estimated investment in this project is approximately $28,500,000, of which $14,200,000 was paid in 2000.

In 2000, the Company acquired a 13% ownership interest in a 15 MW mass burn waste-to-energy project near the City of Trezzo Sull' Lombardy Region, Italy. This project is currently under construction and commercial operation is expected in the first quarter of 2002. The Company's estimated investment in this project is $3,500,000 of which $3,300,000 was paid in 2000.

The Company is a party in a joint venture formed to design, construct, own and operate a coal-fired electricity generation facility in Quezon province of The Philippines ("Quezon Joint Venture"). The Company owns 26.125% of, and has committed to invest 27.5% of the total equity in, the Quezon Joint Venture (See Notes 12 and 26). This project commenced commercial operations in 2000. The Company's investment in the Quezon Joint Venture at December 31, 2000 and 1999 was approximately $70,700,000 and $62,000,000, respectively

In addition, the Company owns interests of up to 50% in 13 other affiliates which principally own and operate, or are developing, energy facilities. The Company's investments in and advances to those affiliates were approximately $135,200,000 at December 31, 2000.

The aggregate carrying value of the investments in and advances to investees of $223,400,000 is less than the Company's equity in the underlying net assets of those investees by approximately $9,700,000 at December 31, 2000. This difference is comprised primarily of negative goodwill, which is being amortized to net income over periods of up to 22 years.

5. Investments in Marketable Securities Available for Sale

At December 31, 2000 and 1999, marketable equity and debt securities held for current and noncurrent uses, such as nonqualified pension liabilities and deferred compensation plan, are classified as current assets and long-term assets (see Note 9), respectively. Net unrealized gains and losses on marketable equity and debt securities held for current and noncurrent uses are charged to Other Comprehensive Income.

Marketable securities at December 31, 2000 and 1999 (expressed in thousands of dollars), include the following:


                                              2000                      1999
- -----------------------------------------------------------------------------------
                                     Market                    Market
                                      Value         Cost        Value       Cost
- -----------------------------------------------------------------------------------
Classified as Noncurrent Assets:

Mutual and bond funds                $   213      $   213      $6,777       $6,627
                                     =======      =======      ======       ======


At December 31, 2000 and 1999, unrealized gains were zero and $150,000, respectively. The deferred tax benefits on these gains at both December 31, 2000 and 1999 were zero, resulting in a net (credit) of zero and ($150,000), respectively, to Accumulated Other Comprehensive Loss.

Proceeds, realized gains and realized losses from the sales of securities classified as available for sale for the years ended December 31, 2000, 1999, and 1998, were $6,560,000, $146,000 and zero; $66,355,000, $743,000 and
$1,963,000; and $14,232,000, zero, and zero; respectively. For the purpose of determining realized gains and losses, the cost of securities sold was based on specific identification.

6.  Unbilled Service and Other Receivables

Unbilled service and other receivables (expressed in thousands of dollars) consisted of the following:


                                          2000              1999
- -----------------------------------------------------------------------
Unbilled service receivables            $147,850          $151,257
Notes receivable                           3,650             8,200
Other                                      3,710
                                        --------          --------

Total                                   $155,210          $159,457
                                        ========          ========


Long-term unbilled service receivables are for services, which have been performed for municipalities, that are due by contract at a later date and are discounted in recognizing the present value of such services. Current unbilled service receivables, which are included in Receivables, amounted to $61,117,000 and $49,305,000 at December 31, 2000 and 1999, respectively. Long-term notes receivable primarily represent notes received relating to the sale of noncore businesses.




7. Restricted Funds Held in Trust

Funds held by trustees include debt service reserves for payment of principal and interest on project debt; deposits of revenues received; lease reserves for lease payments under operating leases; and proceeds received from financing the construction of energy facilities. Such funds are invested principally in United States Treasury bills and notes and United States governmental agency securities.

Fund balances (expressed in thousands of dollars) were as follows:

                                                2000                          1999
- -----------------------------------------------------------------------------------------------
                                        Current       Noncurrent        Current    Noncurrent

- -----------------------------------------------------------------------------------------------
Debt service funds                      $42,981         $122,801        $56,624      $121,929
Revenue funds                            13,765                          23,932
Lease reserve funds                       3,117           18,247          4,112        22,774
Construction funds                        1,203                           1,074
Other funds                              35,214           16,013         17,920        22,081
                                        -------         --------       --------      --------

Total                                   $96,280         $157,061       $103,662      $166,784
                                        =======         ========       ========      ========

8. Property, Plant, and Equipment

Property, plant, and equipment (expressed in thousands of dollars) consisted of the following:

                                                                                 2000               1999
- ---------------------------------------------------------------------------------------------------------
Land                                                                       $    8,059         $    8,111
Energy facilities                                                           2,047,315          2,112,057
Buildings and improvements                                                    135,733            111,490
Machinery and equipment                                                       121,451            121,587
Landfills                                                                      13,741             12,955
Construction in progress                                                       48,940             49,836
                                                                           ----------         ----------
Total                                                                       2,375,239          2,416,036

Less accumulated depreciation and amortization                                585,809            574,225
                                                                           ----------         ----------

Property, plant, and equipment - net                                       $1,789,430         $1,841,811
                                                                           ==========         ==========


9.  Other Assets

Other assets (expressed in thousands of dollars) consisted of the following:

                                                                                 2000               1999
- ---------------------------------------------------------------------------------------------------------
Unamortized bond issuance costs                                               $33,941            $35,152
Deferred financing costs                                                        8,329             11,858
Noncurrent securities available for sale                                          213              6,777
Other                                                                          20,864             24,381
                                                                              -------            -------
Total                                                                         $63,347            $78,168
                                                                              =======            =======


10.  Accrued Expenses, etc.

Accrued expenses, etc. (expressed in thousands of dollars), consisted of the following:

                                                                                 2000               1999
- ---------------------------------------------------------------------------------------------------------
Operating expenses                                                            $87,532           $117,773
Severance and employment litigation settlement                                 32,862             50,532
Insurance                                                                      17,001             24,476
Debt service charges and interest                                              29,315             31,008
Municipalities' share of energy revenues                                       29,481             28,160
Payroll                                                                        17,222             14,763
Payroll and other taxes                                                        19,439             17,200
Lease payments                                                                 18,308             15,193
Construction costs                                                                                11,636
Pension and profit sharing                                                      8,724              8,391
Other                                                                          48,797             41,023
                                                                             --------            -------
Total                                                                        $308,681           $360,155
                                                                             ========           ========


11.   Deferred Income

Deferred income (expressed in thousands of dollars) consisted of the following:

                                                   2000                         1999
- ----------------------------------------------------------------------------------------------------
                                            Current      Noncurrent      Current       Noncurrent
- ----------------------------------------------------------------------------------------------------
Power sales agreement prepayment            $  9,001      $156,307        $  9,001      $165,311
Sale and leaseback arrangements                1,523        15,743           1,523        17,352
Advance billings to municipalities            10,419                         6,733
Other                                         17,574                        28,549
                                            --------      --------        --------      --------

Total                                       $ 38,517      $172,050        $ 45,806      $182,663
                                            ========      ========        ========      ========

In 1998, Covanta received a payment for future energy deliveries required under a power sales agreement. This prepayment is being amortized over the life of the agreement. The gain from sale and leaseback transactions consummated in 1986 and 1987 were deferred and are being amortized as a reduction of rental expense over the respective lease terms. Advance billings to various customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided.

12.  Long-Term Debt

Long-term debt (expressed in thousands of dollars) consisted of the following:

                                                            2000          1999
- -------------------------------------------------------------------------------
Adjustable-rate revenue bonds due 2014-2024             $124,755      $124,755
9.25% debentures due 2022                                100,000       100,000
Revolving credit facility                                               50,000
Other long-term debt                                      85,371        70,190
                                                        --------      --------
Total                                                   $310,126      $344,945
                                                        ========      ========

The adjustable-rate revenue bonds are adjusted periodically to reflect current market rates for similar issues, generally with an upside cap of 15%. The average rates for this debt were 4.03% and 3.21% in 2000 and 1999, respectively.

At December 31, 2000 the Company had drawn the entirety of its $50,000,000 revolving credit facility. The interest rate on this facility at December 31, 2000 was 6.975% and was based on the 30 day LIBOR plus 0.225% (see Note 14). The Company also had $63,671,000 (1999, $61,793,000) of bank debt related to the Company's investment in the Quezon Joint Venture. The loans bear interest at the current LIBOR plus .45% (6.98% at December 31, 2000). In connection with the closing of the Revolving Credit and Participation Agreement, this debt and the revolving credit facility were paid in March 2001 and, therefore, are classified in current portion of long-term debt in the accompanying December 31, 2000 Consolidated Balance Sheet.

Other long-term debt includes an obligation for $28,423,000, representing the equity component of a sale and leaseback arrangement relating to an energy facility. This arrangement is accounted for as a financing, has an effective interest rate of 5%, and extends through 2017. Other long-term debt also includes $22,450,000 resulting from the sale of limited partnership interests in and related tax benefits of an energy facility, which has been accounted for as a financing for accounting purposes. This obligation has an effective interest rate of 10% and extends through 2015.

In connection with an acquisition, the Company issued long-term notes payable totaling $10,105,000 at December 31, 2000 which bear interest at 10%. Effective March 14, 2001, in connection with the closing of the Revolving Credit and Participation Agreement, these notes were restructured and their term was extended until May 2002. The remaining other long-term debt of $24,392,000 consists primarily of notes payable, loans and capital leases associated with the acquisition of Energy assets. These instruments bear interest at rates ranging from 6.0% to 8.6% with various maturity dates.

The Company's 9 1/4% Debentures are, to the extent required by their terms, equally and ratably secured by the security interests granted under the Company's Revolving Credit and Participation Agreement (see Note 14).

In 1998, Covanta also had an interest rate swap agreement to convert its fixed-rate $100,000,000 9.25% debentures into variable-rate debt, which expired December 16, 1998. Amounts paid on this swap agreement amounted to $100,000 for 1998, and was charged to interest expense. The effect on Covanta's weighted-average borrowing rate for 1998 was an increase of .04%. The Company recorded total interest expense and total interest income of $44,843,000 and $9,496,000, $35,487,000 and $4,790,000, and $32,597,000 and $12,785,000 for the
years ended December 31, 2000, 1999 and 1998, respectively.

The maturities on long-term debt (expressed in thousands of dollars) at December 31, 2000 were as follows:

                  2001                               $145,289
                  2002                                 33,517
                  2003                                    202
                  2004                                    215
                  2005                                    228
                  Later years                         275,964
                                                     --------

                  Total                               455,415
                  Less current portion                145,289
                                                     --------

                  Total long-term debt               $310,126
                                                     ========

13.   Project Debt

Project debt (expressed in thousands of dollars) consisted of the following:

                                                                                   2000                 1999
- --------------------------------------------------------------------------------------------------------------
Revenue Bonds Issued by and Prime Responsibility of Municipalities:

3.5-6.75% serial revenue bonds due 2002 through 2011                         $  414,605           $  442,205
5.1-7.0% term revenue bonds due 2002 through 2015                               330,869              412,838
Adjustable-rate revenue bonds due 2006 through 2013                             136,475               80,220
                                                                             ----------           ----------

Total                                                                           881,949              935,263
                                                                             ----------           ----------

Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues
Guaranteed by Third Parties:

5.0-8.9% serial revenue bonds due 2002 through 2008                              78,420               90,666
                                                                             ----------           ----------

Other Revenue Bonds:
4.6-5.5% serial revenue bonds due 2002 through 2015                              92,795               98,720
5.5-6.7% term revenue bonds due 2014 through 2019                                68,020               68,020
                                                                             ----------           ----------

Total                                                                           160,815              166,740
                                                                             ----------           ----------

Other project debt                                                              169,204              198,163
                                                                             ----------           ----------

Total long-term project debt                                                 $1,290,388           $1,390,832
                                                                             ==========           ==========

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

Payment obligations for the project debt associated with waste-to-energy facilities are limited recource to the operating subsidiary and nonrecourse to the Company, subject to construction and operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective waste-to-energy facilities and related assets. At December 31, 2000, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $1,697,100,000, and restricted funds held in trust of approximately $219,000,000 (see Note 7).

The interest rates on adjustable-rate revenue bonds are adjusted periodically based on current municipal-based interest rates. The average adjustable rate for such revenue bonds was 3.86% and 5.5% in 2000 and 1999, respectively.

Other project debt includes an obligation of a special-purpose limited partnership acquired by special-purpose subsidiaries of Covanta and represents the lease of a geothermal power plant, which has been accounted for as a financing. This obligation, which amounted to $43,558,000 at December 31, 2000, has an effective interest rate of 5.3% and extends through 2008 with options to renew for additional periods and has a fair market value purchase option at the conclusion of the initial lease term. Payment obligations under this lease arrangement are limited to assets of the limited partnership and revenues derived from a power sales agreement with a third party, which are expected to provide sufficient revenues to make rental payments. Such payment obligations are secured by all the assets, revenues, and other benefits derived from the geothermal power plant, which had a net carrying value of approximately $74,200,000 at December 31, 2000. Other project debt also includes $10,161,000 due to a financial institution as part of the refinancing of project debt in the category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." The debt service associated with this loan is included as an explicit component of the client community's obligation under the related service agreement. A portion of the funds was retained in the Company's restricted funds and is loaned to the community each month to cover the community's monthly service fees. The Company's repayment for the other part of the loan is limited to the extent repayment is received from the client community. This obligation has an effective interest rate of 7.06% and extends through 2005.

Other project debt includes $22,421,000 due to financial institutions which bears interest at an adjustable rate that was the two-month LIBOR rate plus 1.3% (7.83% at December 31, 2000). The debt extends through 2005 and is secured by substantially all the assets of a subsidiary that owns various power plants in the United States, which had a carrying value of approximately $118,600,000 at December 31, 2000 and a credit enhancement of $10,000,000.

Other project debt includes $59,631,000 due to banks of which $48,740,000 is denominated in U.S. dollars and $10,891,000 is denominated in Thai Baht. This debt relates to a Thailand gas-fired energy facility. The U.S. dollar debt bears interest at the three-month LIBOR plus 3.5% (9.9% at December 31, 2000) and the Thai Baht debt bears an interest rate of Thai bank MLR plus 1.75%. The MLR, which is the melded Maximum Lending Rate of the consortium of Thai banks that has lent to the project, was approximately 8.0% at December 31, 2000. The debt extends through 2012, is nonrecourse to Covanta and is secured by all project assets, which had a net carrying value of approximately $101,900,000 at December 31, 2000.

Other project debt includes $33,433,000 due to financial institutions for the purchase of the MCI power plant in The Philippines. This debt bears interest at rates equal to the three-month LIBOR (6.4% at December 31, 2000) plus spreads that increase from plus 4.25% until June 2002, to plus 4.5% from June 2002 to June 2005, to plus 4.875% from June 2005 to June 2007. The rate was 10.93% at December 31, 2000. This debt is nonrecourse to Covanta and is secured by all assets of the project, which had a net carrying value of $49,000,000 at December 31, 2000, and all revenues and contracts of the project and by pledge of the Company's ownership in the project.

At December 31, 2000, the Company had one interest rate swap agreement that economically fixes the interest rate on certain adjustable-rate revenue bonds. The swap agreement expires in January 2019. This swap agreement relates to adjustable rate revenue bonds in the category "Revenue Bonds Issued by and Prime Responsibility of Municipalities" and any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the client community's obligation under the related service agreement. Under the swap agreement, the Company will pay an average fixed rate of 9.8% for 2001 through January 2005, and 5.18% thereafter through January 2019, and will receive a floating rate based on current municipal interest rates, similar to the rate on the adjustable rate revenue bonds, unless certain triggering events occur (primarily credit events), which results in the floating rate converting to either a set percentage of LIBOR or a set percentage of the BMA Municipal Swap Index, at the option of the swap counterparty. In the event the Company terminates the swap prior to its maturity, the floating rate used for determination of settling the fair value of the swap would also be based on a set percentage of one of these two rates at the option of the counterparty. For the year ended December 31, 2000, the floating rate on the swap averaged 4.09%. The notional amount of the swap at December 31, 2000 was $80,220,000 and is reduced in accordance with the scheduled repayments of the applicable revenue bonds. In addition, the Company terminated two other interest rate swap agreements during 1998. The swap agreements resulted in increased debt service expense of $1,055,000, $1,659,000, and $824,000 for 2000, 1999, and
1998, respectively, including $211,000 paid to terminate two swap agreements during the year ended December 31, 1998. The effect on Covanta's weighted-average borrowing rate was an increase of .07%, .11%, and .06% for 2000, 1999 and 1998, respectively. The counterparty to the swap is a major financial institution. The Company believes the credit risk associated with nonperformance by the counterparty is not significant.

The maturities on long-term project debt (expressed in thousands of dollars) at December 31, 2000 were as follows:

              2001                                         $   99,875
              2002                                            101,914
              2003                                            105,350
              2004                                            107,142
              2005                                            108,151
              Later years                                     867,831
                                                           ----------

              Total                                         1,390,263
              Less current portion                             99,875
                                                           ----------

              Total long-term project debt                 $1,290,388
                                                           ==========


14. Credit Arrangements

At December 31, 2000, Covanta had no unused revolving credit lines, and under its principal revolving credit facility the Company had borrowed $50,000,000 (see Note 12). On March 14, 2001, the Company entered into a Revolving Credit and Participation Agreement (the "Master Credit Facility") with its principal credit providers. The Credit Agreement replaced the Company's major outstanding credit facilities with one master credit facility that creates a credit line of approximately $146,000,000 and includes a subfacility which may only be used to provide certain letters of credit which may be required if the Company's outstanding debt securities are no longer rated investment grade. Under the terms of the Master Credit Facility, which matures on May 31, 2002 and is secured by substantially all of the Company's assets, the Company may use the credit facility for working capital and other general Corporate purposes as well as to fund certain letter of credit requirements. Under the facility the Company will be able to continue making investments in existing and new energy projects which could approximate up to $100,000,000 in 2001. The Company's ability to make investments in new energy projects is subject to certain conditions, including meeting minimum cash flow requirements, which includes the sale of non-core assets. The Master Credit Facility also contains several financial covenants relating to the Company's cash position, net worth, and compliance with leverage and interest coverage tests. Funds drawn from the facility are expected to be repaid from the cash flows generated by the Company and the proceeds of sales of the Company's noncore assets, equity or debt issuance, and certain other sources, and interest will accrue at the prime rate plus .5%, or the Eurodollar rate plus 2.75% at the Company's option.


15. Convertible Subordinated Debentures

Convertible subordinated debentures (expressed in thousands of dollars) consisted of the following:

                                                    2000             1999
- --------------------------------------------------------------------------
6% debentures due June 1, 2002                 $  85,000        $  85,000
5 3/4% debentures due October 20, 2002            63,650           63,650
                                               ---------        ---------

Total                                          $ 148,650        $ 148,650
                                               =========        =========

The 6% convertible subordinated debentures are convertible into Covanta common stock at the rate of one share for each $39.077 principal amount of debentures. These debentures are redeemable at Covanta's option at 100% face value. The 5 3/4% convertible subordinated debentures are convertible into Covanta common stock at the rate of one share for each $41.772 principal amount of debentures. These debentures are redeemable at Covanta's option at 100% of face value.

16. Preferred Stock

The outstanding Series A $1.875 Cumulative Convertible Preferred Stock is convertible at any time at the rate of 5.97626 common shares for each preferred share. Covanta may redeem the outstanding shares of preferred stock at $50 per share, plus all accrued dividends. These preferred shares are entitled to receive cumulative annual dividends at the rate of $1.875 per share, plus an amount equal to 150% of the amount, if any, by which the dividend paid or any cash distribution made on the common stock in the preceding calendar quarter exceeded $.0667 per share.

17. Common Stock and Stock Options

In 1986, Covanta adopted a nonqualified stock option plan (the "1986 Plan"). Under this plan, options and/or stock appreciation rights were granted to key management employees to purchase Covanta common stock at prices not less than the fair market value at the time of grant, which became exercisable during a five-year period from the date of grant. Options were exercisable for a period of ten years after the date of grant. As adopted and as adjusted for stock splits, the 1986 Plan called for up to an aggregate of 2,700,000 shares of Covanta common stock to be available for issuance upon the exercise of options and stock appreciation rights, which were granted over a ten-year period ending March 10, 1996.

In October 1990, Covanta adopted a nonqualified stock option plan (the "1990 Plan"). Under this plan, nonqualified options, incentive stock options, and/or stock appreciation rights and stock bonuses may be granted to key management employees and outside directors to purchase Covanta common stock at an exercise price to be determined by the Covanta Compensation Committee, which become exercisable during the five-year period from the date of grant. These options are exercisable for a period of ten years after the date of grant. Pursuant to the 1990 Plan, which was amended in 1994 to increase the number of shares available by 3,200,000 shares, an aggregate of 6,200,000 shares of Covanta common stock were available for grant over a ten-year period which ended October 11, 2000.

In 1999, Covanta adopted a nonqualified stock option plan (the "1999 Plan"). Under this plan, nonqualified options, incentive stock options, limited stock appreciation rights (LSAR's) and performance-based cash awards may be granted to employees and outside directors to purchase Covanta common stock at an exercise price not less than 100% of the fair market value of the common stock on the date of grant which become exercisable over a three-year period from the date of grant. These options are exercisable for a period of ten years after the date of grant. In addition, performance-based cash awards may also be granted to employees and outside directors. As adopted, the 1999 Plan calls for up to an aggregate of 4,000,000 shares of Covanta common stock to be available for issuance upon the exercise of such options and LSAR's, which may be granted over a ten-year period ending May 19, 2009. At December 31, 2000, 2,511,100 shares were available for grant.

Effective January 1, 2000, the 1999 Plan was amended and restated, to change the name of the plan to the "1999 Stock Incentive Plan" and to include the award of restricted stock to key employees based on the attainment of pre-established performance goals. The maximum number of shares of common stock that is available for awards of restricted stock is 1,000,000. As of December 31, 2000, no awards of restricted stock have been made under the plan.

Under the foregoing plans, Covanta issued 3,952,900 LSARs in conjunction with the stock options granted. These LSARs are exercisable only during the period commencing on the first day following the occurrence of any of the following events and terminate 90 days after such date: the acquisition by any person of 20% or more of the voting power of Covanta's outstanding securities; the approval by Covanta shareholders of an agreement to merge or to sell substantially all of its assets; or the occurrence of certain changes in the membership of the Covanta Board of Directors. The exercise of these limited rights entitles participants to receive an amount in cash with respect to each share subject thereto, equal to the excess of the market value of a share of Covanta common stock on the exercise date or the date these limited rights became exercisable, over the related option price.

In February 2000, Covanta adopted the Restricted Stock Plan for Non-Employee Directors (the "Directors Plan") and the Restricted Stock Plan for Key Employees (the "Key Employees Plan"). Awards of restricted stock will be made from treasury shares of Covanta common stock, par value $.50 per share. The Company accounts for restricted shares at their market value on their respective dates of grant. Restricted shares awarded under the Directors Plan vest 100% at the end of three months from the date of award. Shares of restricted sock awarded under the Key Employees Plan are subject to a two-year vesting schedule, 50% one year following the date of award and 50% two years following the date of award. As of December 31, 2000, an aggregate of 80,000 shares of restricted stock had been awarded under the Key Employees Plan and an aggregate of 59,988 shares of restricted stock had been awarded under the Directors Plan. The total compensation cost recorded by the Company in 2000 relating to the restricted stock plans was $661,000.

In connection with the acquisition of the minority interest of Covanta Energy Group, Inc. (CEGI), Covanta assumed the pre-existing CEGI stock option plan then outstanding and converted these options into options to acquire shares of Covanta common stock. All of these options were exercised or cancelled at August 31, 1999.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for the options granted in 2000, 1999 and 1998 under these plans been determined consistent with the provisions of SFAS No. 123, using the binomial option-pricing model with the following weighted average assumptions - dividend yield of 0.0%, 0.0% and 4.8%; volatility of 39.61%, 33.52% and 27.22%; risk-free interest rate of 6.53%, 5.89% and 5.42%; and a weighted average expected life of
7.5 years--the effect on net income (loss) and diluted earnings per share would have been $3,896,370 and $0.08 for 2000, $1,334,000 and $0.03 for 1999, and
$626,000 and $.01 for 1998. The weighted-average fair value of options granted during 2000, 1999 and 1998, was $3.50, $4.53 and $3.84, respectively.

Information regarding the Company's stock option plans is summarized as follows:


                                             Option Price                                              Weighted-Average
                                                Per Share            Outstanding        Exercisable    Exercise Price
- ------------------------------------------------------------------------------------------------------------------------
1986 Plan:
December 31, 1997, balance                  $18.31-$28.54                865,500            819,300        $19.74
Became exercisable                                 $22.50                                    19,100
Exercised                                   $18.32-$26.40               (217,000)          (217,000)       $18.92
Cancelled                                   $22.50-$28.54                (28,000)           (20,000)       $27.32
                                            -------------               --------           --------        ------
December 31, 1998, balance                  $18.31-$28.54                620,500            601,400        $19.69
Became exercisable                                 $22.50                                    19,100
Cancelled                                          $28.54                (50,000)           (50,000)       $28.54
                                                   ------               --------           --------        ------
December 31, 1999, balance                  $18.31-$22.50                570,500            570,500        $19.01
Cancelled                                          $18.31               (475,000)          (475,000)       $18.31
                                                   ------                -------           --------        ------
December 31, 2000, balance                         $22.50                 95,500             95,500        $22.50
                                                   ------                -------           --------        ------

1990 Plan:
December 31, 1997, balance                  $18.31-$31.50              3,684,000          2,373,600        $20.39
Granted                                     $25.97-$29.38                923,000                           $26.29
Became exercisable                          $20.06-$31.50                                   460,900
Exercised                                   $18.31-$23.56               (538,900)          (538,900)       $19.05
Cancelled                                   $20.06-$20.31                 (7,500)            (2,000)       $20.17
                                            -------------                -------           --------        ------
December 31, 1998, balance                  $18.31-$31.50              4,060,600          2,293,600        $20.56
Granted                                            $26.78                655,000                           $26.78
Became exercisable                          $20.06-$29.38                                   589,800
Exercised                                   $18.31-$23.56               (242,600)          (242,600)       $19.47
Cancelled                                   $20.06-$31.50               (198,500)                          $23.21
                                            -------------              ---------           --------        ------
December 31, 1999 balance                   $18.31-$29.38              4,274,500          2,640,800        $21.14
Granted                                             $9.97                 50,000                            $9.97
Became exercisable                          $20.06-$29.38                                   450,900
Cancelled                                   $18.31-$26.78             (1,956,000)        (1,580,500)       $21.29
                                            -------------             ----------         ----------        ------
December 31, 2000 balance                   $ 9.97-$29.38              2,368,500          1,511,200        $23.56
                                            -------------             ----------         ----------        ------

1999 Plan:
Granted                                      $8.66-$26.59              1,437,400                           $13.13
                                             ------------              ---------                           ------
Balance December 31, 1999                    $8.66-$26.59              1,437,400                           $13.13
Granted                                      $9.97-$14.77                 78,000                           $12.61
Became exercisable                           $8.66-$26.59                                   474,033
Cancelled                                   $11.78-$14.73                (26,500)            (2,500)       $12.34
                                            -------------              ---------            -------        ------
December 31, 2000 balance                    $8.66-$26.59              1,488,900            471,533        $13.12
                                            -------------              ---------            -------        ------

Conversion of CEGI Plan:
December 31, 1997 balance                          $14.17                175,421            175,421        $14.17
Exercised                                          $14.17                 (3,360)            (3,360)       $14.17
                                            -------------              ---------            -------        ------
December 31, 1998 balance                          $14.17                172,061            172,061        $14.17
Exercised                                          $14.17               (172,061)          (172,061)       $14.17
                                            -------------            -----------        -----------      --------
December 31, 1999 balance                               -                      -                  -             -
                                            -------------            -----------        -----------      --------

December 31, 2000 balance                               -                      -                  -             -
                                            -------------            -----------        -----------      --------
Total December 31, 2000                      $8.66-$29.38              3,952,900          2,078,233        $20.67
                                           --------------            -----------        -----------      --------

The following table summarizes information about stock options outstanding at December 31, 2000:

                    Options Outstanding                                           Options Exercisable
                    -----------------------------------------------------------   ----------------------------------
Range of            Number of         Weighted-Average       Weighted-Average     Number of        Weighted-Average
Exercise            Shares            Remaining              Exercise             Shares           Exercise
Prices              Outstanding       Contractual Life       Price                Outstanding      Price

- --------------------------------------------------------------------------------------------------------------------
$ 8.66-$12.98         962,400          8.9  years            $11.56                  285,682       $11.62
$14.10-$21.15       1,050,000          7.2  years            $17.44                  582,011       $18.59
$21.19-$29.38       1,940,500          5.8  years            $24.76                1,210,540       $23.81
- -------------       ---------         -----------            ------               ----------       ------

$ 8.66-$29.38       3,952,900          6.9  years            $19.60                2,078,233       $20.67
- -------------       ---------         -----------            ------               ----------       ------


The weighted-average exercise price for all exercisable options at December 31, 2000, 1999 and 1998 were $20.67, $20.76 and $20.04, respectively.

At December 31, 2000, there were 10,843,600 shares of common stock reserved for the exercise of stock options, the issuance of restricted stock and the conversion of preferred shares and debentures.

In 1998, Covanta's Board of Directors authorized the purchase of shares of the Company's common stock in an amount up to $200,000,000. No shares were purchased during 2000. Through January 2001, 2,223,000 shares of common stock were purchased at a total cost of $58,890,000.

18. Shareholders' Rights Agreement

In 1990, the Board of Directors declared a dividend of one preferred stock purchase right (Right) on each outstanding share of common stock pursuant to a Rights Agreement. In 2000, the Board of Directors amended and extended the Rights Agreement. Among other provisions, each Right may be exercised to purchase a one one-hundredth share of a new series of cumulative participating preferred stock at an exercise price of $80, subject to adjustment. The Rights may only be exercised after a party has acquired 15% or more of the Company's common stock or commenced a tender offer to acquire 15% or more of the Company's common stock. The Rights do not have voting rights, expire October 2, 2010, and may be redeemed by the Corporation at a price of $.01 per Right at any time prior to the acquisition of 15% of the Corporation's common stock.

In the event a party acquires 15% or more of the Company's outstanding common stock in accordance with certain defined terms, each Right will then entitle its holders (other than such party) to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice the Right's exercise price. At December 31, 2000, 49,645,459 Rights were outstanding.

19. Foreign Exchange

Foreign exchange translation adjustments for 2000, 1999 and 1998, amounting to $8,015,000, $4,631,000 and $2,170,000, respectively, have been charged directly to Other Comprehensive Income (Loss). In 2000, $25,323,000 relating to Aviation and Entertainment businesses sold, were reclassified to loss from discontinued operations. Foreign exchange transaction adjustments, amounting to $387,000, ($7,000) and zero, have been charged (credited) directly to income (loss) for 2000, 1999 and 1998, respectively.

20. Debt Service Charges

Debt service charges for Covanta's project debt (expressed in thousands of dollars) consisted of the following:

                                                       2000         1999         1998
- ----------------------------------------------------------------------------------------
Interest incurred on taxable and
   tax-exempt borrowings                            $86,090      $90,430      $96,939

Interest earned on temporary investment
   of certain restricted funds                        1,363        1,991        4,192
                                                    -------      -------      -------

Debt service expense--net                           $84,727      $88,439      $92,747
                                                    =======      =======      =======


21. Pensions and Other Postretirement Benefits

Covanta has retirement plans that cover substantially all of its employees. A substantial portion of hourly employees participate in defined contribution plans. Other employees participate in defined benefit or defined contribution plans. The defined benefit plans provide benefits based on years of service and either employee compensation or a fixed benefit amount. Covanta's funding policy for those plans is to contribute annually an amount no less than the minimum funding required by ERISA. Contributions are intended to provide not only benefits attributed to service to date but also for those expected to be earned in the future.

In 1992, the Company discontinued its policy of providing postretirement health care and life insurance benefits for all salaried employees, except those employees who were retired or eligible for retirement at December 31, 1992.

In 1999, the Company discontinued a defined benefit retirement plan for certain Covanta salaried employees and paid benefits due to employees at December 31, 1999.

1999 amounts exclude details related to the defined benefit plans and other postretirement benefits for the Aviation and Entertainment businesses, since these businesses were previously classified as discontinued operations. The following table sets forth the details of Covanta's defined benefit plans' and other postretirement benefit plans' funded status and related amounts recognized in Covanta's Consolidated Balance Sheets (expressed in thousands of dollars):

                                                           Pension Benefits                       Other Benefits
- -----------------------------------------------------------------------------------------------------------------------
                                                        2000               1999               2000             1999
- -----------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation:
Benefit obligation at beginning of year              $25,108              $26,869          $ 8,905          $ 8,580
 Service cost                                          2,105                2,866               57               39
 Interest cost                                         2,012                1,871              675              593
 Effect of curtailment                                                     (3,081)
 Effect of settlement                                                      (7,047)             (86)
 Actuarial (gain) loss                                 1,231               (1,618)               7             (374)
 Benefits paid                                          (792)                (786)            (233)            (414)
                                                     -------              -------         --------         --------
 Benefit obligation at end of year                    29,664               19,074            9,325            8,424
                                                     -------              -------         --------         --------

Change in Plan Assets:
 Plan assets at fair value
 at beginning of year                                 23,430               16,827
 Actual return on plan assets                          2,056                1,749
 Company contributions                                   300                7,653              233              414
 Effect of settlement                                                      (7,047)
 Benefits paid                                          (792)                (786)            (233)            (414)
                                                     -------              -------         --------         --------

 Plan assets at fair value at end of year             24,994               18,396
                                                     -------              -------         --------         --------

Reconciliation of Prepaid (Actual) and Total
Recognized:
 Funded status of the plan                            (4,670)                (678)          (9,325)          (8,424)
 Unrecognized:
    Net transition (asset) obligation                    (54)                (107)
    Prior service cost                                   638                   76
    Net gain                                          (2,528)              (4,346)          (1,937)          (1,206)
                                                     -------              -------         --------         --------
Net Amount Recognized                                $(6,614)             $(5,055)        $(11,262)         $(9,630)
                                                     =======              =======         ========         ========

Amounts Recognized in the Consolidated Balance
Sheets Consist of:
Accrued benefit liability                           $ (6,614)            $ (5,055)       $ (11,262)        $ (9,630)
                                                    --------             --------        ---------         --------

Net Amount Recognized                               $ (6,614)            $ (5,055)       $ (11,262)        $ (9,630)
                                                    ========             ========        =========         ========

Weighted Average Assumptions
  as of December 31:
 Discount Rate                                         7.75%                7.75%            7.75%            7.75%
 Expected return on plan assets                        8.00%                8.00%
 Rate of compensation increase                         4.50%                4.50%            4.50%            4.50%


For management purposes, annual rates of increase of 8.0% and 7.0% in the per capita cost of health care benefits were assumed for 2000 for covered employees under age 65 and over age 65, respectively. The rate was assumed to decrease gradually to 5.5% and 5.0% for employees under age 65 and over age 65, respectively, in 2005 and remain at that level.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $8,712,000, $10,339,000 and $5,321,000, respectively as of December 31, 2000 and $2,502,000, $2,676,000 and zero, respectively as of December 31, 1999.

Contributions and costs for defined contribution plans are determined by benefit formulas based on percentage of compensation as well as discretionary contributions and totaled $6,559,000, $9,002,000 and $8,257,000, in 2000, 1999 and 1998, respectively. Plan assets at December 31, 2000, 1999 and 1998, primarily consisted of common stocks, United States government securities, and guaranteed insurance contracts.

With respect to union employees, the Company is required under contracts with various unions to pay, generally based on hours worked retirement, health and welfare benefits. These multi-employer defined contribution plans are not controlled or administered by the Company. The amount charged to expense for such plans during 2000, 1999 and 1998 was $3,554,000, $4,935,000 and $4,777,000,
respectively.

Pension costs for Covanta's defined benefit plans and other postretirement benefit plans included the following components (expressed in thousands of dollars):

                                                          Pension Benefits                     Other Benefits
                                            ----------------------------------------------------------------------------
                                                    2000        1999       1998          2000        1999        1998
Components on Net Periodic                  ----------------------------------------------------------------------------
Benefit Cost:
Service Cost                                      $2,105     $ 2,866    $ 2,434         $  57       $  39       $  35
Interest Cost                                      2,012       1,871      1,620           675         593         547
Expected return on plan assets                    (1,859)     (1,441)    (1,191)
Amortization of unrecognized:
  Net transition (asset) obligation                  (54)         27         27
  Prior service cost                                 207         233        416
Net gain                                            (100)        (33)       (22)         (197)       (124)       (170)
                                                 -------     -------    -------         -----       -----       -----

Net periodic benefit cost                        $ 2,311     $ 3,523    $ 3,284         $ 535       $ 508       $ 412
                                                 =======     =======    =======         =====       =====       =====

Curtailment Gain                                            $(2,493)
Settlement Gain                                                 (51)                    $(117)


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care trend rate would have the following effects (expressed in thousands of dollars):

                                      One Percentage      One Percentage
                                      Point Increase      Point Decrease
                                      --------------      --------------

Effect on total service and
  interest cost components                    $  23             $ (21)

Effect on postretirement
  benefit obligation                          $ 254             $(236)


22. Special Charges

In December 2000, the Company approved a plan to reorganize its development office in Hong Kong and its New Jersey Energy headquarters. As a result, Energy implemented a reduction in its workforce of approximately 80 employees, both domestically and internationally, in connection with the refocusing of the Company's energy development activities and streamlining its organizational structure. This plan includes closure of the Company's Hong Kong office and consolidation of certain domestic regional organizational structure. The plan should be completed within the next year and includes $10,300,000 for severance costs, $4,000,000 related to the buyout of certain leases, the writedown of certain fixed assets of $300,000, and $2,000,000 in legal and consulting services fees related to that plan. Also, in 2000 Energy determined that a majority-owned project in China exceeded its net realizable value, and in accordance with SFAS No. 121, the Company recorded a $2,800,000 writedown of that project. The project is currently operating, but the Company is in negotiations to exchange ownership in this project for an increase in its ownership in another project in China. The estimated value used as a basis for the writedown was obtained as a result of these negotiations.

In September 1999, the Company's Board of Directors approved a plan to dispose of its Aviation and Entertainment businesses and close its New York headquarters, and in December 1999 approved a plan to exit other noncore businesses so that Covanta can focus its resources on its Energy business.

As a result of these decisions, the Company has incurred various expenses, which have been recognized in its continuing and discontinued operations. These expenses in 2000, include $22,800,000 of creditors' fees and expenses and fees incurred in connection with financing efforts to support the Company's balance sheet recapitalization plan; legal, accounting and consulting expenses related to the capitalization plan and to the sales of businesses of $14,700,000; and workers' compensation insurance charges of $17,500,000 related to discontinued operations and other sold businesses. The Company also assigned its lease of the Corporate aircraft resulting in the writeoff of certain lease prepayments of $1,100,000. The expenses also include the accelerated amortization of a new data processing system of $11,400,000 in 2000 and $2,300,000 in 1999, based upon a revised useful life of 15 months starting October 1, 1999.

In 1999, these expenses include severance costs mainly for its New York City employees of $41,500,000; contract termination costs of its former Chairman and Chief Executive Officer of $17,500,000; the write-down to estimated net realizable value of other noncore businesses of $36,200,000 based upon the estimated proceeds from the sale of such businesses; and the accelerated amortization of a new data processing system of $2,300,000 based upon a revised useful life of 15 months starting October 1, 1999. Such expenses also include the costs to abandon expansion plans of its Entertainment business totaling $17,800,000, which includes the forfeiture of the nonrefundable deposit and related costs totaling $10,500,000 in connection with the termination of the proposed acquisition of Volume Services America (VSA). In addition, charges totaling $13,200,000 were recorded to recognize losses prior to the decision to discontinue the Entertainment business relating to the sale of assets and to the write-down of unamortized contract acquisition costs at two venues.

In addition, Datacom recorded write-downs of its accounts receivable from Genicom in 2000 of $6,500,000 and in 1999, writedowns of inventories and accounts receivable from Genicom of $10,500,000, primarily as a result of Genicom's poor financial position in 1999 evidenced by Genicom's announcement of its violation of its credit facilities in the third quarter and its subsequent filing for protection from creditors under the provisions of Chapter 11 of the Bankruptcy Code on March 10, 2000. As of December 31, 2000, the Company is continuing its business relationship with Genicom and believes it will realize the net carrying value of its accounts receivable and inventory on hand at December 31, 2000.

The following is a summary of the principal special charges (both cash and noncash charges) recognized in the years ended December 31, 2000 and 1999 (expressed in thousands of dollars):

                                         Balance at   Charges for   Charges for    Total        Amounts     Balance at
                                         January 1,   Continuing    Discontinued   Special      Paid In     December
                                         2000         Operations    Operations     Charges      2000        31, 2000
                                      ---------------------------------------------------------------------------------
2000

Severance for approximately
200 employees                            $40,400       $   900        $  (700)     $   200     $13,100      $27,500
Contract termination settlement           15,700                                                15,300          400
Bank fees                                               18,000                      18,000      15,900        2,100
Recapitalization plan expenses                           4,800                       4,800       4,800
Professional services relating to
recapitalization and sales of
businesses                                               5,100          9,600       14,700      14,700
Workers' compensation charges                            8,700          8,800       17,500                   17,500
Severance for approximately
80 Energy employees                                     10,300                      10,300                   10,300
Office closure costs                                     4,000                       4,000                    4,000
Professional services relating to
Energy reorganization                                    2,000                       2,000         500        1,500
                                         -------       -------        -------     --------     -------      -------
Subtotal                                  56,100        53,800         17,700       71,500     $64,300      $63,300
                                                                                               =======      =======
Writedown of Datacom receivables                         6,500                       6,500
Write-off of aircraft lease
prepayments                                              1,100                       1,100
Accelerated amortization of new
data processing system                                   5,600          5,800       11,400
Writedown of impaired Energy assets                      3,100                       3,100
                                         -------       -------        -------     --------
Total                                    $56,100       $70,100        $23,500      $93,600
                                         =======       =======        =======     ========

                                 Continuing      Discontinued   Total       Amount      Balance at
                                 Operations      Operations     Special     Paid In     December
                                                                Charges     1999        31, 1999
                                 ------------------------------------------------------------------
1999

Severance for approximately
220 employees (mainly New York)     $ 16,400       $ 25,100    $ 41,500    $  1,100    $ 40,400
Contract termination settlement       17,500                     17,500       1,800      15,700
Termination of VSA acquisition                       10,500      10,500      10,500
                                    --------       --------    --------    --------    --------
Subtotal                              33,900         35,600      69,500    $ 13,400    $ 56,100
                                                                           ========    ========

Write-down of non-core businesses:
OEES goodwill  ($23,000) and
property and other assets
($5,400); ADTI goodwill
($7,800)                              36,200                     36,200
Datacom inventory ($7,200) and
receivables ($3,300)                  10,500                     10,500
Entertainment asset sales and
abandonment:
Sale of Grizzly Nature Center
($4,200) and a casino in Aruba
($2,500); unrecoverable
contract acquisition costs
($6,500)                                             13,200      13,200
Abandonment of Entertainment
expansion:
Casino facilities in South Africa                     7,300       7,300
Accelerated amortization of
new data processing system               500          1,800       2,300
                                     -------        -------    --------
Total                                $81,100        $57,900    $139,000
                                     =======        =======    ========

In 2000, for continuing operations, bank fees, recapitalization plan expenses, professional services fees relating to the recapitalization plan and sales of businesses, and Energy's severance costs, office closure costs, professional services expenses and writedown of impaired assets are included in Other expense-net, workers' compensation expenses are included in Other operating costs and expenses, the writeoff of the aircraft lease prepayments is included in selling, administrative and general expenses, and accelerated amortization of the new data processing system is included in depreciation and amortization in the accompanying 2000 Statement of Consolidated Income and Comprehensive Income.

In 1999, for continuing operations, severance accruals, the provision for contract termination settlement, the write-down of noncore businesses, and the provisions relating to Datacom receivables are included in selling, administrative and general expenses, a provision relating to Datacom's inventory is included in costs of goods sold, and accelerated amortization of the new data processing system is included in depreciation and amortization in the accompanying 1999 Statement of Consolidated Income and Comprehensive Income.

The amount accrued for severance is based upon the Company's written severance policy and the positions eliminated. The accrued severance does not include any portion of the employees' salaries through their severance dates. Based upon current severance dates and the severance accrual remaining at December 31, 2000, the Company expects to pay these amounts largely in 2001.

The amount accrued for the contract termination costs of the Company's former Chairman and Chief Executive Officer is based upon a settlement agreement reached in December 1999. Pursuant to the settlement agreement, in 1999 the Company forgave demand notes dated August 1999 in the face amount of approximately $1,800,000, and with the exception of certain insurance benefits, paid the remaining amounts in 2000.


23. Income Taxes


The components of the provision for income taxes (expressed in thousands of dollars) were as follows:

                                        2000             1999             1998
- --------------------------------------------------------------------------------
Current:
Federal                            $    (470)        $  4,552          $(1,354)
State                                  2,558            4,108            3,191
Foreign                                1,631            1,367              900
                                   ---------         --------          -------

Total current                          3,719           10,027            2,737
                                   ---------         --------          -------

Deferred:
Federal                              (36,844)         (13,809)          17,459
State                                 (1,024)          (3,543)           1,436
Foreign                                                   408              (75)
                                   ---------         --------          -------

Total deferred                       (37,868)         (16,944)          18,820
                                   ---------         --------          -------


Total provision (benefit) for
  income taxes                     $ (34,149)        $ (6,917)         $21,557
                                   =========         ========          =======

The provision for income taxes (expressed in thousands of dollars) varied from the Federal statutory income tax rate due to the following:

                                               2000                      1999                     1998
- -----------------------------------------------------------------------------------------------------------------
                                                    Percent                  Percent                   Percent
                                                   of Income                of Income                 of Income
                                       Amount        Before       Amount      Before      Amount       Before
                                       of Tax        Taxes        of Tax      Taxes       of Tax        Taxes
- -----------------------------------------------------------------------------------------------------------------
Taxes at statutory rate              $(40,246)        35.0%     $(12,961)     35.0%     $22,074         35.0%
State income taxes, net of
federal tax benefit                       997          (.9)          367      (1.0)       3,007          4.8
Taxes on foreign earnings              (2,101)         1.8        (3,469)      9.3       (2,384)        (3.8)
Amortization of goodwill                                             651      (1.7)         691          1.1
Write-down of goodwill                 (1,729)         1.5        10,795     (29.1)
Energy credits                                                    (2,338)      6.3       (2,511)        (3.9)
Valuation allowance                     7,000         (6.1)
Other--net                              1,930         (1.6)           38       (.1)         680          1.0
                                     --------      -------     ---------   -------     --------       ------
Provision (benefit) for
income taxes                         $(34,149)        29.7%    $  (6,917)     18.7%    $ 21,557         34.2%
                                     ========      =======     =========   =======     ========       ======

The components of the net deferred income tax liability (expressed in thousands of dollars) as of December 31, 2000 and 1999, were as follows:

                                                       2000             1999
- ------------------------------------------------------------------------------
Deferred Tax Assets:

Deferred income                                     $    877        $  7,234
Accrued expenses                                      82,399          89,140
Other liabilities                                     48,986          32,834
Assets held for sale                                  26,734
Net operating losses                                  13,683
Valuation allowance                                  (7,000)
Investment tax credits                                21,133           7,042
Alternative minimum tax credits                       28,212          32,298
                                                    --------        --------
Total deferred tax assets                            215,024         168,548
                                                    --------        --------

Deferred Tax Liabilities:
Unbilled accounts receivable                          40,723          51,088
Property, plant, and equipment                       416,213         430,867
Other                                                 37,505          31,216
                                                    --------        --------

Total deferred tax liabilities                       494,441         513,171
                                                    --------        --------

Net deferred tax liability                          $279,417        $344,623
                                                    ========        ========

Deferred tax assets and liabilities (expressed in thousands of dollars) are presented as follows in the accompanying balance sheets:

                                                 2000              1999
- -----------------------------------------------------------------------------
Net deferred tax liability--noncurrent         $315,931         $380,812
Less net deferred tax asset--current            (36,514)         (36,189)
                                               --------         --------

Net deferred tax liability                     $279,417         $344,623
                                               ========         ========

At December 31, 2000, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $39,094,000 which will expire in 2020, investment and energy tax credit carryforwards of approximately $21,133,000, which will expire in 2006 through 2009, and alternative minimum tax credit carryforwards of approximately $28,212,000, which have no expiration date. Deferred Federal income taxes have been reduced by these amounts.


24. Leases

Total rental expense amounted to $63,117,000, $54,301,000, and $42,331,000 (net of sublease income of $4,193,000, $5,242,000 and $3,398,000) for 2000, 1999 and
1998, respectively. Principal leases are for leaseholds, sale and leaseback arrangements on waste-to-energy facilities, trucks and automobiles, and machinery and equipment. Some of these operating leases have renewal options.

The following is a schedule (expressed in thousands of dollars), by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000:

         2001                                        $  49,109
         2002                                           47,386
         2003                                           46,136
         2004                                           34,232
         2005                                           35,519
         Later years                                   401,187
                                                     ---------
         Total                                       $ 613,569
                                                     =========


These future minimum rental payment obligations include $423,930,000 of future nonrecourse rental payments that relate to energy facilities of which $268,744,000 are supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $155,186,000 related to a waste-to-energy facility at which the Company serves as operator and directly markets one half of the facility's disposal capacity. This facility currently generates sufficient revenues from short- and medium-term contracts to meet rental payments. The Company anticipates renewing the short- and medium-term contracts or entering into new contracts to generate sufficient revenues to meet those remaining future rental payments. Also included are $32,172,000 of nonrecourse rental payments relating to an energy facility operated by a special-purpose subsidiary, which are supported by contractual power purchase obligations of a third party and which are expected to provide sufficient revenues to make the rent payments. These nonrecourse rental payments (in thousands of dollars) are due as follows:


                  2001                               $  35,824
                  2002                                  36,298
                  2003                                  36,474
                  2004                                  25,908
                  2005                                  26,027
                  Later years                          295,571
                                                     ---------
                  Total                              $ 456,102
                                                     =========

25. Earnings Per Share

Basic earnings per share was computed by dividing net income (loss), reduced by preferred stock dividend requirements, by the weighted average of the number of shares of common stock outstanding during each year.

Diluted earnings per share was computed on the assumption that all convertible debentures, convertible preferred stock, restricted stock, and stock options converted or exercised during each year or outstanding at the end of each year were converted at the beginning of each year or at the date of issuance or grant, if dilutive. This computation provided for the elimination of related convertible debenture interest and preferred dividends.

The reconciliation of the income and common shares included in the computation of basic earnings per common share and diluted earnings per common share for years ended December 31, 2000, 1999 and 1998, is as follows:

- ------------------------------------------------------------------------------------------------------------------------------------
                                   2000                                      1999                                1998
- ------------------------------------------------------------------------------------------------------------------------------------
                    Income        Shares        Per-Share      Income       Shares    Per-Share    Income       Shares     Per-Share
                 (Numerator)   (Denominator)      Amount    (Numerator)  (Denominator)  Amount   (Numerator) (Denominator)   Amount
                 -----------   -------------      -----     -----------  -------------  ------   ----------- -------------   ------
Income (loss)
from continuing
operations       $(85,621,000)                              $(36,290,000)                         $37,248,000

Less: preferred
stock dividend         68,000                                    137,000                              144,000
                 ------------                               ------------                          -----------

Basic Earnings
(Loss)Per Share   (85,689,000)   49,534,000      $ (1.73)    (36,427,000)  49,235,000   $ (0.74)   37,104,000   49,836,000   $0.74
                                                 =======                                =======                              =====

Effect of
Dilutive
Securities:

Stock options                           (A)                                   (A)                                  807,000
Restricted
stock                                   (A)
Convertible
Preferred
stock                                   (A)                                   (A)                     144,000      257,000
6%
convertible
debentures                              (A)                                   (A)                                      (A)
5 3/4%
convertible
debentures                              (A)                                   (A)                                      (A)
                 ------------    ----------                 ------------   ----------             -----------      -------

Diluted
Earnings (Loss)
Per Share        $(85,689,000)   49,534,000      $ (1.73)   $(36,427,000)  49,235,000    $(0.74)  $37,248,000  50,900,000    $0.73
                 ============    ==========      =======    ============   ==========    ======   ===========  ==========    =====

(A) Antidilutive

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was 3,249,000 in 2000, 2,954,000 in 1999, and 75,000 in 1998. Shares of common stock to be issued, assuming conversion of convertible preferred shares, the 6% convertible debentures, and the 5 3/4% convertible debentures, and unvested restricted stock issued to employees were not included in computations of diluted earnings per share if to do so would have been antidilutive. The common shares excluded from the calculation were 2,175,000 in 2000, 1999 and 1998 for the 6% convertible debentures; 1,524,000 in 2000, 1999 and 1998 for the 5 3/4% convertible debentures; 49,000 and 308,000 in 2000 and 1999, respectively for stock options; 220,000 and 245,000 in 2000 and 1999, respectively for convertible preferred stock and 76,000 in 2000 for unvested restricted stock issued to employees.

26. Commitments and Contingent Liabilities

Covanta and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy, entertainment and other facilities. In the normal course of business, they are involved in legal proceedings in which damages and other remedies are sought. Management does not expect that these contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business will have a material adverse effect on Covanta's Consolidated Financial Statements.

The Company did not include certain of its operations at either the Arrowhead Pond in Anaheim, California or the Corel Centre near Ottawa, Canada as part of the sale of its Food and Beverage/Venue Management business in 2000. The Company manages the Arrowhead Pond under a long-term contract. As part of that contract, the Company is a party, along with the City of Anaheim, to a reimbursement agreement in connection with a letter of credit in the amount of approximately $119,000,000. Under the reimbursement agreement, the Company is responsible for draws, if any, under the letter of credit caused by the Company's failure to perform its duties under its management contract at that venue which include its obligation to pay shortfalls, if any, if net revenues of the venue are insufficient to pay debt service underlying the venue. The Company is exploring alternatives for disposing of these operations along with the reimbursement agreement and related obligations.

During 1994, a subsidiary of Covanta entered into a 30-year facility management contract at the Corel Centre, pursuant to which it agreed to advance funds to a customer, and if necessary, to assist the customer's refinancing of senior secured debt incurred in connection with the construction of the facility. Covanta is obligated to purchase such senior debt in the amount of $90,500,000 on December 23, 2002, if the debt is not refinanced prior to that time. Covanta is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer in the amount of $48,000,000 on December 23, 2002. In addition, on December 31, 2000, the Company had guaranteed $3,300,000 of senior secured term debt of an affiliate and principal tenant (the NHL Ottawa Senators) of this customer. Further, Covanta is obligated to purchase $20,000,000 of the tenant's secured subordinated indebtedness on January 29, 2004, if such indebtedness has not been repaid or refinanced prior to that time. The Company is also exploring alternatives for disposing of these operations along with the related obligations.

Management does not expect that these arrangements will have a material adverse effect on Covanta's Consolidated Financial Statements.

At December 31, 2000, capital commitments for continuing operations amounted to $13,200,000 for normal replacement and growth in Energy and $100,000 for Corporate and Other operations. Other capital commitments for Energy as of December 31, 2000 amounted to approximately $29,100,000. This amount includes a commitment to pay, in 2008, $10,600,000 for a service contract extension at an energy facility. In addition, this amount includes $15,400,000 for two oil-fired projects in India; $2,900,000 for additional equity commitments related to Energy's interest in a coal-fired power project in the Philippines; and $200,000 for a mass-burn waste-to-energy facility in Italy. Funding for the remaining mandatory equity contributions to the coal-fired power project in The Philippines is being provided through bank credit facilities, which were repaid in March 2001.

27. Information Concerning Business Segments

As of September 29, 1999, the Company adopted a plan to discontinue the operations of its Aviation and Entertainment segments. As a result of that decision, the operations of those businesses are reflected as discontinued operations. At December 31, 2000, the remaining assets and liabilities of those businesses are now reflected in the Other segment. The Company now has two reportable segments, Energy and Other.

Covanta's Energy segment seeks to develop, own or operate energy generating facilities in the United States and abroad that utilize a variety of fuels, as well as water and wastewater facilities that will similarly serve communities on a long-term basis. The Energy segment also includes environmental consulting and engineering, and construction and infrastructure activities which are being sold and discontinued, respectively.

The Other segment is primarily comprised of noncore businesses of the Company and in 2000 includes those Aviation and Entertainment businesses yet to be sold. Covanta has substantially completed the disposition of its non-core businesses through 1998, principally through the sale of the remaining Facility Services operations (New York Region) which provided facility management, maintenance, janitorial and manufacturing support services; and the sale of the Charlotte, North Carolina, Binghamton, New York and Core Ireland operations of Datacom; and in 2000, principally through the sales of Applied Data Technology, Inc. ("ADTI"), located in San Diego, California, a supplier of air combat maneuvering instrumentation systems and after-action reporting and display systems; its Food and Beverage/Venue Management operations; its Themed Parks and Attractions business; its Aviation Ground Services and Fixed Based Operations businesses; and its airport privatization businesses in Argentina and the Dominican Republic.

Revenues and income from continuing operations, Energy and Other segments and Corporate, (expressed in thousands of dollars) for the year ended December 31, 2000, 1999 and 1998 were as follows:

                                                                         2000            1999            1998
- ---------------------------------------------------------------------------------------------------------------
Revenues:
Energy                                                             $  970,258      $  944,304      $  831,294
Other                                                                  49,744          78,251          92,542
Corporate                                                                               5,138           1,317
                                                                   ----------      ----------      ----------

Total Revenues                                                     $1,020,002      $1,027,693      $  925,153
                                                                   ==========      ==========      ==========


Income (Loss) from Operations:
Energy                                                             $   83,584     $    67,607      $  119,764
Other (including writedown of assets held for sale in 2000)          (103,458)        (22,731)         (4,893)
                                                                   ----------      ----------      ----------

Total income (loss) from operations                                   (19,874)         44,876         114,871
Corporate unallocated income and expenses - net                        59,768          51,210          32,201

Interest - net                                                         35,347          30,697          19,812
                                                                   ----------      ----------      ----------

Income (Loss) from Continuing Operations Before
Income Taxes and Minority Interest and the Cumulative
Effect of Change in Accounting Principle                           $ (114,989)     $  (37,031)     $   62,858
                                                                   ==========      ==========      ==========

Covanta's revenues include $46,927,000, $59,887,000, and $62,148,000 from the
United States government contracts for the years ended December 31, 2000, 1999 and 1998, respectively.

Total revenues by segment reflect sales to unaffiliated customers. In computing income from operations, none of the following have been added or deducted: unallocated corporate expenses, nonoperating interest expense, interest income and income taxes.

A summary (expressed in thousands of dollars) of identifiable assets, depreciation and amortization, and capital additions of continuing operations for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                  Identifiable        Depreciation and               Capital
                                        Assets            Amortization             Additions
- ---------------------------------------------------------------------------------------------
2000
Energy                              $2,923,324                $ 95,898             $  54,225
Other                                   84,584                   1,482                   693
Corporate                              287,543                  12,945                    47
                                    ----------                --------             ---------

Consolidated                        $3,295,451                $110,325             $  54,965
                                    ==========                ========             =========

1999
Energy                              $3,010,723                $ 93,300             $  64,655
Other                                   51,440                   2,007                   735
Corporate                               95,790                   6,163                   407
                                    ----------                --------             ---------

Consolidated                        $3,157,953                $101,470             $  65,797
                                    ==========                ========             =========


1998
Energy                              $2,858,816                $ 84,712             $  32,237
Other                                   72,680                   1,909                 2,051
Corporate                              260,332                   2,263                 2,234
                                    ----------                --------             ---------
Consolidated                        $3,191,828                $ 88,884             $  36,522
                                    ==========                ========             =========

Covanta's areas of operations are principally in the United States. Operations outside of the United States are primarily in Asia, Latin America and Europe. No single foreign country or geographic area is significant to the consolidated operations. A summary of revenues and identifiable assets by geographic area for the years ended December 31, 2000, 1999, and 1998 (expressed in thousands of dollars) is as follows:

                                     2000                 1999                 1998
- -------------------------------------------------------------------------------------
Revenues:
United States                      $890,045            $ 926,040            $ 855,424
Asia                                112,109               82,240               47,344
Latin America                        12,037               11,891               11,602
Europe                                5,811                7,522               10,783
                                 ----------           ----------            ---------
Total                            $1,020,002           $1,027,693            $ 925,153
                                 ==========           ==========            =========

Identifiable Assets:
United States                    $3,087,906          $ 2,748,839           $2,979,825
Asia                                176,150              399,136              200,913
Latin America                         9,419                2,784                  890
Europe                               10,910                7,194               10,200
Other                                11,066
                                 ----------           ----------            ---------
Total                            $3,295,451          $ 3,157,953           $3,191,828
                                 ==========          ===========           ==========

28. Supplemental Disclosure of Cash Flow Information

(Expressed in thousands of dollars)                              2000             1999           1998
- ---------------------------------------------------------------------------------------------------------
Cash Paid for Interest and Income Taxes:
Interest (net of amounts capitalized)                        $131,647         $147,597       $131,178
Income taxes paid (refunded)                                  (13,842)          22,278         14,419

Noncash Investing and Financing Activities:
Conversion of preferred shares for common shares                    3                4              2
Acquisition of property, plant,
and equipment for debt                                                          21,660

Detail of Entities Acquired:
Fair value of assets acquired                                                  165,829            900
Liabilities assumed                                                           (106,393)
Net cash paid for acquisitions                                                  59,436            900


29. Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Covanta would realize in a current market exchange.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

For cash and cash equivalents, restricted cash, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of long-term unbilled receivables is estimated by using a discount rate that approximates the current rate for comparable notes. The fair value of non-current receivables is estimated by discounting the future cash flows using the current rates at which similar loans would be made to such borrowers based on the remaining maturities, consideration of credit risks, and other business issues pertaining to such receivables. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee. Other assets, consisting primarily of insurance and escrow deposits, and other miscellaneous financial instruments used in the ordinary course of business are valued based on quoted market prices or other appropriate valuation techniques.

Fair values for debt were determined based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities for debt issues that are not traded on quoted market prices. With respect to convertible subordinated debentures, fair values are based on quoted market prices. The fair value of project debt is estimated based on quoted market prices for the same or similar issues. Other liabilities are valued by discounting the future stream of payments using the incremental borrowing rate of the Company. The fair value of the Company's interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement. The fair value of Covanta financial guarantees provided on behalf of customers (see Note 26) are valued by discounting the future stream of payments using the incremental borrowing rate of the Company.

The fair-value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair-value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

The estimated fair value (expressed in thousands of dollars) of financial instruments at December 31, 2000 and 1999, is summarized as follows:

                                                                        2000                             1999
- ----------------------------------------------------------------------------------------------------------------------
                                                                Carrying     Estimated          Carrying     Estimated
                                                                  Amount     Fair Value           Amount     Fair Value
- ----------------------------------------------------------------------------------------------------------------------
Assets:

Cash and cash equivalents                                       $ 80,643       $ 80,643         $101,020      $101,020
Restricted cash                                                  194,118        194,118
Marketable securities                                                213            213            6,777         6,777
Receivables                                                      403,124        408,096          453,508       445,627
Restricted funds                                                 253,341        236,163          270,446       233,319
Other assets                                                         317            317              310           310

Liabilities:

Debt                                                             455,415        486,753          458,760       485,634
Convertible subordinated debentures                              148,650        130,045          148,650       123,275
Project debt                                                   1,390,263      1,362,017        1,471,215     1,487,025
Other liabilities                                                  3,000          2,817            1,838         1,838

Off Balance-Sheet Financial Instruments:
Unrealized gains on interest rate swap agreements                                                                    4

Unrealized losses on interest rate swap agreements                               12,263                          8,913

Guarantees                                                                        5,213                          7,449


30. Receivables from California Utilities

During 2000, events affecting the energy market in California impacted the creditworthiness of the two California utilities to whom the Company sells power. These events have resulted in these utilities delaying payment for power they have purchased from the Company. As of December 31, 2000, the Company had outstanding receivables from these two utilities of approximately $41,500,000 (including the Company's 50% interest in several partnerships) against which the Company had recorded a reserve of approximately $7,000,000. As of March 7, 2001, the Company had received payments from one of these utilities of approximately $8,000,000. On March 27, 2001 the California Public Utilities Commission approved a substantial rate increase and directed that the utilities begin paying timely for power purchases commencing April 2001. The Company therefore believes it will begin receiving current payment for power sales beginning in April. Although the matter is not free of doubt, the Company believes it will ultimately receive payment of the outstanding receivables.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Covanta Energy Corporation:

We have audited the accompanying consolidated balance sheets of Covanta Energy Corporation (formerly Ogden Corporation) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related statements of consolidated income and comprehensive income, shareholders' equity, and consolidated cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for the costs of start-up activities in 1999.

Deloitte & Touche LLP
New York, New York
March 27, 2001

Covanta Energy Corporation and Subsidiaries

                              REPORT OF MANAGEMENT

Covanta's management is responsible for the information and representations contained in this annual report. Management believes that the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances to reflect in all material respects the substance of events and transactions that should be included and that the other information in the annual report is consistent with those statements. In preparing the financial statements, management makes informed judgments and estimates of the expected effects of events and transactions currently being accounted for.

In meeting its responsibility for the reliability of the financial statements, management depends on the Corporation's internal control structure. This structure is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of such controls. Management believes that the Corporation's internal control structure provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented and would be detected within a timely period by employees in the normal course of performing their assigned functions.

The Board of Directors pursues its oversight role for these financial statements through the Audit Committee, which is composed, solely of nonaffiliated directors. The Audit Committee, in this oversight role, meets periodically with management to monitor their responsibilities. The Audit Committee also meets periodically with the independent auditors and the internal auditors, both of whom have free access to the Audit Committee without management present.

The independent auditors elected by the shareholders express an opinion on our financial statements. Their opinion is based on procedures they consider to be sufficient to enable them to reach a conclusion as to the fairness of the presentation of the financial statements.

Scott G. Mackin                                     Edward W. Moneypenny
President and Chief Executive Officer               Executive Vice President
                                                    Chief Financial Officer

Covanta Energy Corporation and Subsidiaries
QUARTERLY RESULTS OF OPERATIONS
2000 Quarter Ended                                March 31          June 30          Sept. 30          Dec. 31
- -----------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except per-share amounts)
Total revenues from continuing
operations..................................      $239,016         $264,982          $254,737         $261,267
                                                  --------         --------          --------         --------
Gross profit................................      $ 43,074         $ 65,875          $ 61,010         $ 54,710
                                                  --------         --------          --------         --------
Income (loss) from continuing operations....      $ (4,174)        $(10,414)         $  2,701         $(73,734)
Income (loss) from discontinued operations..       (25,310)         (66,489)          (37,072)         (14,793)
                                                  --------         --------          --------         --------
Net income (loss)...........................      $(29,484)        $(76,903)         $(34,371)        $(88,527)
                                                  ========         ========          ========         ========

Basic earnings (loss) per common share:
Income (loss) from continuing operations....      $  (0.08)        $  (0.21)         $   0.05         $  (1.49)
Income (loss) from discontinued operations..         (0.51)           (1.34)            (0.75)           (0.30)
                                                  --------         --------          --------         --------
Total.......................................      $  (0.59)        $  (1.55)         $  (0.70)        $  (1.79)
                                                  ========         ========          ========         ========
Diluted earnings (loss) per common share:
Income (loss) from continuing operations....      $  (0.08)        $  (0.21)         $   0.05         $  (1.49)
Income (loss) from discontinued operations..         (0.51)           (1.34)            (0.75)           (0.30)
                                                  --------         --------          --------         --------
Total.......................................      $  (0.59)        $  (1.55)         $  (0.70)        $  (1.79)
                                                  ========         ========          ========         ========


1999 Quarter Ended                               March 31           June 30          Sept. 30          Dec. 31
- -----------------------------------------------------------------------------------------------------------------

(In thousands of dollars, except per-share amounts)
Total revenues from continuing operations...      $238,294         $268,882          $259,051        $ 261,466
                                                  --------         --------          --------        ---------
Gross profit................................      $ 55,740         $ 79,985          $ 61,061        $  27,497
                                                  --------         --------          --------        ---------
Income (loss) from continuing operations
before cumulative effect of change in
accounting principle........................      $  4,059         $ 16,268          $  8,353        $ (64,970)
Income (loss) from discontinued operations..         6,462            8,724           (16,069)         (40,968)
Cumulative effect of change in accounting
principle...................................        (3,820)
                                                  --------         --------          --------        ---------
Net income (loss)...........................      $  6,701         $ 24,992          $ (7,716)       $(105,938)
                                                  ========         ========          ========        =========
Basic earnings (loss) per common share:
Income (loss) from continuing operations
before cumulative effect of change in
accounting principle........................      $   0.08         $   0.33          $   0.17        $   (1.31)
Income (loss) from discontinued operations..          0.13             0.18             (0.33)           (0.83)
Cumulative effect of change in accounting
principle...................................         (0.08)
                                                  --------         --------          --------        ---------
Total.......................................      $   0.13         $   0.51          $  (0.16)       $   (2.14)
                                                  ========         ========          ========        =========

Diluted earnings (loss) per common share:
Income (loss) from continuing operations
before cumulative effect of change in
accounting principle........................      $   0.08         $   0.33          $   0.17        $   (1.31)
Income (loss) from discontinued operations..          0.13             0.17             (0.33)           (0.83)
Cumulative effect of change in accounting
principle...................................         (0.08)
                                                  --------         --------          --------        ---------
Total.......................................      $   0.13         $   0.50          $  (0.16)       $   (2.14)
                                                  ========         ========          ========        =========

                                                                     SCHEDULE II

                  ITEM 14.(a)2). FINANCIAL STATEMENT SCHEDULES

                      COVANTA ENERGY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


FOR THE YEAR ENDED DECEMBER 31, 2000

               COLUMN A                        COLUMN B                  COLUMN C                   COLUMN D          COLUMN E
                                                                         ADDITIONS
                                                            -------------------------------
                                              BALANCE AT                        CHARGED TO
                                               BEGINNING    CHARGED TO COSTS       OTHER                             BALANCE AT
              DESCRIPTION                      OF PERIOD       AND EXPENSES      ACCOUNTS          DEDUCTIONS       END OF PERIOD
- ---------------------------------------------------------------------------------------------------------------------------------
ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:

DOUBTFUL RECEIVABLES - CURRENT               $17,942,000      $15,598,000      $ 1,272,000(B)      $15,578,000 (A)   $19,234,000
                                             -----------------------------------------------------------------------------------
   TOTAL                                     $17,942,000      $15,598,000      $ 1,272,000         $15,578,000       $19,234,000
                                             ===================================================================================


ALLOWANCES NOT DEDUCTED:

RESERVES RELATING TO TAX INDEMNIFICATION
AND OTHER CONTINGENCIES IN CONNECTION
WITH THE SALE OF LIMITED PARTNERSHIP
INTERESTS IN AND RELATED TAX BENEFITS
OF A WASTE-TO-ENERGY FACILITY                $   300,000                                                             $   300,000
                                             -----------------------------------------------------------------------------------
  TOTAL                                      $   300,000                                                             $   300,000
                                             ===================================================================================


NOTES:
(A) WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE.
(B) TRANSFER FROM OTHER ACCOUNTS

                                                                     SCHEDULE II

                  ITEM 14.(a)2). FINANCIAL STATEMENT SCHEDULES

                      COVANTA ENERGY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


FOR THE YEAR ENDED DECEMBER 31, 1999

               COLUMN A                        COLUMN B                  COLUMN C                   COLUMN D          COLUMN E
                                                                         ADDITIONS
                                                            -------------------------------
                                              BALANCE AT                        CHARGED TO
                                               BEGINNING    CHARGED TO COSTS       OTHER                             BALANCE AT
              DESCRIPTION                      OF PERIOD       AND EXPENSES      ACCOUNTS          DEDUCTIONS       END OF PERIOD
- ---------------------------------------------------------------------------------------------------------------------------------
ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:
DOUBTFUL RECEIVABLES-CURRENT                 $18,135,000      $ 5,130,000    $ 3,468,000 (E)     $ 2,094,000 (A)     $17,942,000
                                                                                                   6,697,000 (C)
DEFERRED CHARGES ON PROJECTS                  13,070,000                                          13,070,000 (D)
                                             -----------------------------------------------------------------------------------
   TOTAL                                     $31,205,000      $ 5,130,000    $ 3,468,000        $ 21,861,000         $17,942,000
                                             ===================================================================================


ALLOWANCES NOT DEDUCTED:

PROVISION FOR RESTRUCTURING                    $ 274,000                                        $    274,000 (C)
RESERVES RELATING TO TAX INDEMNIFICATION
AND OTHER CONTINGENCIES IN CONNECTION
WITH THE SALE OF LIMITED PARTNERSHIP
INTERESTS IN AND RELATED TAX BENEFITS
OF A WASTE-TO-ENERGY FACILITY                    300,000                                                               $ 300,000
OTHER                                          1,850,000                                           1,850,000 (B)
                                             -----------------------------------------------------------------------------------
   TOTAL                                     $ 2,424,000                                       $   2,124,000           $ 300,000
                                             ===================================================================================


(A) WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE.
(B) PAYMENTS CHARGED TO ALLOWANCES.
(C) REVERSAL OF PROVISIONS NO LONGER REQUIRED.
(D) WRITE-OFF OF DEFERRED CHARGES.
(E) TRANSFER FROM OTHER ACCOUNTS.

                                                                     SCHEDULE II

                  ITEM 14.(a)2). FINANCIAL STATEMENT SCHEDULES

                      COVANTA ENERGY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


FOR THE YEAR ENDED DECEMBER 31, 1998

               COLUMN A                        COLUMN B                  COLUMN C                   COLUMN D          COLUMN E
                                                                         ADDITIONS
                                                            -------------------------------
                                              BALANCE AT                        CHARGED TO
                                               BEGINNING    CHARGED TO COSTS       OTHER                             BALANCE AT
              DESCRIPTION                      OF PERIOD       AND EXPENSES      ACCOUNTS          DEDUCTIONS       END OF PERIOD
- ---------------------------------------------------------------------------------------------------------------------------------
ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:
DOUBTFUL RECEIVABLES-CURRENT                 $14,643,000      $ 7,336,000                       $  3,318,000 (A)     $18,135,000
                                                                                                     526,000 (E)
DOUBTFUL RECEIVABLES-NONCURRENT                3,000,000                                           3,000,000 (A)
DEFERRED CHARGES ON PROJECTS                  10,741,000        2,609,000                            280,000 (D)      13,070,000
                                             -----------------------------------------------------------------------------------

   TOTAL                                     $28,384,000      $ 9,945,000                       $  7,124,000         $31,205,000
                                             ===================================================================================

ALLOWANCES NOT DEDUCTED:
ESTIMATED COST OF DISPOSAL OF ASSETS         $   296,000                                        $    296,000 (B)
PROVISION FOR RESTRUCTURING                    1,141,000                                             867,000 (B)     $   274,000
RESERVES RELATING TO TAX INDEMNIFICATION
AND OTHER CONTINGENCIES IN CONNECTION
WITH THE SALE OF LIMITED PARTNERSHIP
INTERESTS IN AND RELATED TAX BENEFITS OF A
WASTE-TO-ENERGY FACILITY                       3,000,000                                           2,700,000 (C)         300,000
OTHER                                          3,979,000      $   100,000                          1,223,000 (B)       1,850,000
                                                                                                   1,006,000 (C)
                                             -----------------------------------------------------------------------------------

TOTAL                                        $ 8,416,000      $   100,000                       $  6,092,000         $ 2,424,000
                                             ===================================================================================
NOTES:
(A)  WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE.
(B)  PAYMENTS CHARGED TO ALLOWANCES.
(C)  REVERSAL OF PROVISIONS NO LONGER REQUIRED.
(D)  WRITEOFF OF DEFERRED CHARGES.
(E)  TRANSFER TO OTHER ACCOUNTS.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF COVANTA
          -------------------------------------------
          Pursuant to General Instruction G (3), the information regarding directors called for by this item is hereby incorporated by reference from Covanta's 2001 Proxy Statement to be filed with the Securities and Exchange Commission. The information regarding officers called for by this item is included at the end of Part I of this document under the heading "Executive Officers of Covanta."

Item 11.  EXECUTIVE COMPENSATION
          ----------------------
          Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Covanta's 2001 Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
          Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Covanta's 2001 Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
          Pursuant to General Instruction G (3), the information called for by this item is hereby incorporated by reference from Covanta's 2001 Proxy Statement to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Listed below are the documents filed as a part of this report:

          1) All financial statements: see Index to financial statements, see Part II, Item 8.

          2) Financial statement schedules: see Index to financial statements, see Part II, Item 8.

     (b) During the fourth quarter of 2000 a Form 8-K Report was filed on October 2, 2000 and on November 16, 2000, each under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits, and are each incorporated herein by reference.

     (c)  Those exhibits required to be filed by Item 601 of Regulation S-K:

                                    EXHIBITS
                                    --------

     3.0  Articles of Incorporation and By-laws.

          3.1 (a) The Company's Restated Certificate of Incorporation as amended.*

               (b) Certificate of Ownership and Merger, Merging Ogden-Covanta, Inc. into Ogden Corporation, dated March 7, 2001, transmitted herewith as Exhibit 3.1(b).

          3.2  The Company's By-Laws, as amended through April 8, 1998.*

     4.0  Instruments Defining Rights of Security Holders.

          4.1 Fiscal Agency Agreement between Covanta and Bankers Trust Company, dated as of June 1, 1987, and Offering Memorandum dated June 12, 1987, relating to U.S. $85 million Ogden 6% Convertible Subordinated Debentures, Due 2002.*

          4.2 Fiscal Agency Agreement between the Company and Bankers Trust Company, dated as of October 15, 1987, and Offering Memorandum, dated October 15, 1987, relating to U.S. $75 million Ogden 5-3/4% Convertible Subordinated Debentures, Due 2002.*

          4.3 Indenture dated as of March 1, 1992 from the Company Corporation to Wells Fargo Bank Minnesota, National Association, as Trustee (as successor in such capacity to The Bank of New York, Trustee), relating to the Company's $100 million debt offering.*

     10.0 Material Contracts

          10.1 (a) U.S. $95 million Term Loan and Letter of Credit and Reimbursement Agreement among the Company, the Deutsche Bank AG, New York Branch and the signatory Banks thereto, dated March 26, 1997.*

               (b) Revolving Credit and Participation Agreement, dated as of March 14, 2001, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner, transmitted herewith as Exhibit 10.1(b).

          10.2 Amended and Restated Rights Agreement between the Company and the Bank of New York, dated as of September 28, 2000.*

          10.3 Executive Compensation Plans and Agreements.

               (a) Ogden Corporation 1990 Stock Option Plan as Amended and Restated as of January 19, 1994.*

               (i) Amendment adopted and effective as of September 18, 1997.*

               (b) Ogden Corporation 1999 Stock Incentive Plan Amended and Restated as of January 1, 2000.*

               (c) Ogden Energy Select Plan, dated January 1, 2000, transmitted herewith as Exhibit 10.3(e).

               (d) (i) Ogden Corporation Restricted Stock Plan and Restricted Stock Agreement.*

                    (ii) Ogden Corporation Restricted Stock Plan for Non-Employee Directors and Restricted Stock Agreement.*

               (e) Ogden Corporation Profit Sharing Plan as Amended and Restated effective as of January 1, 1995.*

               (f) Ogden Corporation Core Executive Benefit Program.*

               (g) Ogden Projects Pension Plan.*

               (h) Ogden Projects Profit Sharing Plan.*

               (i) Ogden Projects Supplemental Pension and Profit Sharing
               Plans.*

               (j) Ogden Projects Core Executive Benefit Program.*

               (k) (i) Form of Amended Ogden Projects, Inc. Profit Sharing Plan, effective as of January 1, 1994.*

                    (ii) Form of Amended Ogden Projects, Inc. Pension Plan, effective as of January 1, 1994.*

               (l)  Ogden Executive Performance Incentive Plan.*

               (m)  Ogden Key Management Incentive Plan.*

          10.4 Employment Agreements

               (a) Employment Agreement between the Company and Lynde H. Coit dated March 1, 1999.*

               (b) Employment Agreement between Scott G. Mackin, Executive Vice President and the Company dated as of October 1, 1998.*

               (c) Employment Agreement between Jeffrey R. Horowitz and Covanta Energy Group, Inc., dated May 1, 1999, transmitted herewith as
               Exhibit 10.4(c).

               (d) Employment Agreement between Paul B. Clements and Covanta Energy Group, Inc., dated May 1, 1999, transmitted herewith as
               Exhibit 10.4(d).

               (e) Employment Agreement between Covanta Energy Group, Inc. and Bruce W. Stone dated May 1, 1999.*

               (f) Employment Agreement between the Company and Raymond E. Dombrowski, Jr., Senior Vice President and Chief Financial Officer, dated as of September 21, 1998.*



     11   Not Applicable.

     12   Not Applicable.

     13   Not Applicable.

     16   Not Applicable.

     18   Not Applicable.

     21   Subsidiaries of Covanta. Transmitted herewith as Exhibit 21.

     22   Not Applicable.

     23   Independent Auditors Consent. Transmitted herewith as Exhibit 23.

     24   Not Applicable.

* INCORPORATED BY REFERENCE AS SET FORTH IN THE EXHIBIT INDEX OF THIS ANNUAL REPORT ON FORM 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COVANTA CORPORATION
DATE:  MARCH 14, 2001
                                                By   /S/ SCOTT G. MACKIN
                                                     -------------------
                                                     Scott G. Mackin
                                                     President and Chief
                                                     Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Scott G. Mackin and William J. Metzger, or either of them as his or her true and lawful attorneys-in-fact and agents, will full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report to Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                              TITLE                       DATE


/S/ Scott G. Mackin
- -------------------------
SCOTT G. MACKIN                President, Chief Executive      March 14, 2001
                               Officer and Director

/S/ Edward W. Moneypenny
- -------------------------
EDWARD W. MONEYPENNY           Executive Vice President and    March 14, 2001
                               Chief Financial Officer

/S/ William J Metzger
- -------------------------
WILLIAM J. METZGER             Vice President and Chief        March 14, 2001
                               Accounting Officer

/S/ Anthony J. Bolland
- -------------------------
ANTHONY J. BOLLAND             Director                        March 14, 2001


/S/ Norman G. Einspruch
- -------------------------
NORMAN G. EINSPRUCH            Director                        March 14, 2001


/S/ George L. Farr
- -------------------------
GEORGE L. FARR                 Director                        March 14, 2001


/S/ Jeffrey P. Friedman
- -------------------------
JEFFREY P. FRIEDMAN            Director                        March 14, 2001


/S/ Judith D. Moyers
- -------------------------
JUDITH D. MOYERS               Director                        March 14, 2001


/S/ Homer A. Neal
- -------------------------
HOMER A. NEAL                  Director                        March 14, 2001


/S/ Robert E. Smith
- -------------------------
ROBERT E. SMITH                Director                        March 14, 2001


/S/ Joseph A. Tato
- -------------------------
JOSEPH A. TATO                 Director                        March 14, 2001


/S/ Helmut F.O. Volcker
- -------------------------
HELMUT F.O. VOLCKER            Director                        March 14, 2001


/S/ Robert R. Womack
- -------------------------
ROBERT R. WOMACK               Director                        March 14, 2001