Form 10-Q
period 2001-03-31
COVANTA ENERGY CORP
filed 2001-05-15
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

                                    OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from               to
                                              -------------     -------------

                          Commission file number 1-3122

                           Covanta Energy Corporation
              ------------------------ --------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        13-5549268
---------------------------              ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                        40 Lane Road, Fairfield, NJ      07004
                -------------------------------------------------
               (Address or principal executive office) (Zip code)

                                 (973) 882-9000
               ---------------------------------------------------
               (Registrant's telephone number including area code)


                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|     No  |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001; 49,754,810 shares of Common Stock, $.50 par value per share.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                          FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         ---------------------------
                                                            2001             2000
                                                           ------           ------
                                                            (In Thousands of Dollars,
                                                              Except Per Share Data)

Service revenues                                         $  139,648      $  144,849
Electricity and steam sales                                  83,891          59,298
Equity in income of investees and joint ventures              4,482           3,010
Construction revenues                                         9,423          22,846
Other sales - net                                            11,478           9,629
Other - net                                                                      18
Net gain (loss) on sale of businesses                         1,855            (634)
                                                         ----------      ----------
Total revenues                                              250,777         239,016
                                                         ----------      ----------

Plant operating expenses                                    134,193         129,623
Construction costs                                            6,757          21,358
Depreciation and amortization                                23,777          28,867
Debt service charges                                         20,735          21,768
Other operating costs and expenses                           11,910           5,913
Costs of goods sold                                          10,930          10,181
Selling, administrative and general expenses                 17,087          12,867
Project development expenses                                  1,726           3,362
Other - net                                                     750              45
                                                         ----------      ----------
Total costs and expenses                                    227,865         233,984
                                                         ----------      ----------

Consolidated operating income                                22,912           5,032
Interest expense - net                                       (7,440)         (8,485)
                                                         ----------      ----------
Income (loss) from continuing operations before
    income taxes and minority interests                      15,472          (3,453)
Income taxes                                                 (4,658)            603
Minority interests                                           (1,399)         (1,324)
                                                         ----------      ----------
Income (loss) from continuing operations                      9,415          (4,174)
Loss from discontinued operations
    (net of income tax benefit of $7,677 in 2000)                           (25,310)
                                                         ----------      ----------
Net Income (loss)                                             9,415         (29,484)
                                                         ----------      ----------
Other Comprehensive Income (Loss), Net of Tax:

Foreign currency translation adjustments
    (net of income taxes of $127 in 2001)                      (724)         (4,874)
Unrealized Gains (Losses) on Securities:
Unrealized holding losses arising during period                                 (17)
                                                         ----------      ----------
Other comprehensive income (loss)                              (724)         (4,891)
                                                         ----------      ----------
Comprehensive income (loss)                              $    8,691      $  (34,375)
                                                         ==========      ==========
Basic Earnings Per Share:

Income (loss) from continuing operations                 $     0.19      $    (0.08)
Loss from discontinued operations                                             (0.51)
                                                         ----------      ----------
Net Income (Loss)                                        $     0.19      $    (0.59)
                                                         ==========      ==========
Diluted Earnings Per Share:

Income (loss) from continuing operations                 $     0.19      $    (0.08)
Loss from discontinued operations                                             (0.51)
                                                         ----------      ----------
Net Income (Loss)                                        $     0.19      $    (0.59)
                                                         ==========      ==========


COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                             March 31, 2001     December 31, 2000
                                                             --------------     -----------------
                                                                  (In Thousands of Dollars,
                                                                  Except Per Share Amounts)
Assets
Current Assets:
Cash and cash equivalents                                    $    91,147          $    80,643
Restricted cash                                                                       194,118
Restricted funds held in trust                                   106,307               96,280
Receivables (less allowances: 2001, $28,128 and
  2000, $19,234)                                                 253,258              247,914
Deferred income taxes                                             37,132               36,514
Prepaid expenses and other current assets                         81,849               77,239
Net assets held for sale                                          92,801               70,614
                                                             -----------          -----------

Total current assets                                             662,494              803,322
Property, plant and equipment - net                            1,927,616            1,789,430
Restricted funds held in trust                                   154,026              157,061
Unbilled service and other receivables                           166,259              155,210
Unamortized contract acquisition costs                            87,026               88,702
Goodwill and other intangible assets                              20,214               14,944
Investments in and advances to investees and joint ventures      192,545              223,435
Other assets                                                      91,586               63,347
                                                             -----------          -----------

Total Assets                                                 $ 3,301,766          $ 3,295,451
                                                             ===========          ===========

Liabilities and Shareholders' Equity
Liabilities:
Current Liabilities:
Current portion of long-term debt                            $    31,490          $   145,289
Current portion of project debt                                  106,039               99,875
Accounts payable                                                  43,480               41,106
Accrued expenses, etc.                                           330,444              308,681
Deferred income                                                   47,485               38,517
                                                             -----------          -----------

Total current liabilities                                        558,938              633,468
Long-term debt                                                   292,186              310,126
Project debt                                                   1,368,761            1,290,388
Deferred income taxes                                            318,046              315,931
Deferred income                                                  170,788              172,050
Other liabilities                                                155,877              158,992
Minority interests                                                47,736               34,290
Convertible subordinated debentures                              148,650              148,650
                                                             -----------          -----------

Total Liabilities                                              3,060,982            3,063,895
                                                             -----------          -----------

Shareholders' Equity:
Serial cumulative convertible preferred stock, par value
  $1.00 per share; authorized, 4,000,000 shares; shares
  outstanding:  35,312 in 2001 and 35,582 in 2000, net
  of treasury shares of 29,820 in 2001 and 2000                       35                   36
Common Stock, par value $.50 per share; authorized,
  80,000,000 shares; shares outstanding:  49,754,810 in
  2001 and 49,645,459 in 2000, net of treasury shares
  of 4,157,375 and 4,265,115, respectively                        24,877               24,823
Capital surplus                                                  187,429              185,681
Notes receivable from key employees for common stock issuance     (1,049)              (1,049)
Unearned restricted stock compensation                            (1,247)
Earned surplus                                                    35,227               25,829
Accumulated other comprehensive loss                              (4,488)              (3,764)
                                                             -----------          -----------

Total Shareholders' Equity                                       240,784              231,556
                                                             -----------          -----------

Total Liabilities and Shareholders' Equity                   $ 3,301,766          $ 3,295,451
                                                             ===========          ===========

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       THREE MONTHS ENDED                   YEAR ENDED
                                                          March 31, 2001                December 31, 2000
                                                      SHARES        AMOUNTS           SHARES         AMOUNTS
                                                    ----------    ----------        ----------     ----------
                                                         (In Thousands of Dollars, Except Per Share Amounts)
Serial Cumulative Convertible Preferred
  Stock, Par Value $1.00 Per Share;
  Authorized, 4,000,000 Shares:
Balance at beginning of period                         65,402     $       66           69,066      $       69
Shares converted into common stock                       (270)            (1)          (3,664)             (3)
                                                   ----------     ----------       ----------      ----------
Total                                                  65,132             65           65,402              66
Treasury shares                                       (29,820)           (30)         (29,820)            (30)
                                                   ----------     ----------       ----------      ----------
Balance at end of period
  (aggregate involuntary
  liquidation value - 2001, $712)                      35,312             35           35,582              36
                                                   ----------     ----------       ----------      ----------

Common Stock, Par Value $.50 Per Share;
  Authorized, 80,000,000 Shares:
Balance at beginning of period                     53,910,574         26,956       53,873,298          26,937
Shares issued for acquisition                                                          15,390               8
Conversion of preferred shares                          1,611              1           21,886              11
                                                   ----------     ----------       ----------      ----------
Total                                              53,912,185         26,957       53,910,574          26,956
                                                   ----------     ----------       ----------      ----------
Treasury shares at beginning of period              4,265,115          2,133        4,405,103           2,203
Issuance of restricted stock                          (92,108)           (46)        (139,988)            (70)
Exercise of stock options                             (15,632)            (7)
                                                   ----------     ----------       ----------      ----------
Treasury shares at end of period                    4,157,375          2,080        4,265,115           2,133
                                                   ----------     ----------       ----------      ----------

Balance at end of period                           49,754,810         24,877       49,645,459          24,823
                                                   ----------     ----------       ----------      ----------
Capital Surplus:
Balance at beginning of period                                       185,681                          183,915
Exercise of stock options                                                193
Issuance of restricted stock                                           1,557                            1,602
Shares issued for acquisition                                                                             172
Conversion of preferred shares                                            (2)                              (8)
                                                                  ----------                       ----------

Balance at end of period                                             187,429                          185,681
                                                                  ----------                       ----------

Notes receivable from key employees
  for common stock issuance                                           (1,049)                          (1,049)
                                                                  ----------                       ----------

Unearned restricted stock compensation:

Issuance of restricted common stock                                   (1,368)
Amortization of unearned restricted
    stock compensation                                                   121
                                                                  ----------                       ----------
Balance at end of period                                              (1,247)
                                                                  ----------                       ----------

Earned Surplus:
Balance at beginning of period                                        25,829                          255,182
Net income (loss)                                                      9,415                         (229,285)
                                                                  ----------                       ----------

Total                                                                 35,244                           25,897
                                                                  ----------                       ----------

Preferred dividends - per share 2001, $.46875,
  and 2000, $1.875                                                        17                               68
                                                                  ----------                       ----------

Balance at end of period                                              35,227                           25,829
                                                                  ----------                       ----------

Cumulative Translation Adjustment - Net                               (4,079)                          (3,355)
                                                                  ----------                       ----------

Minimum Pension Liability Adjustment                                    (409)                            (409)
                                                                  ----------                       ----------

TOTAL SHAREHOLDERS' EQUITY                                        $  240,784                       $  231,556
                                                                  ==========                       ==========


COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 ----------------------------
                                                                                  2001                   2000
                                                                                 ------                 -----
                                                                                    (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $  9,415              $ (29,484)
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by Operating Activities of Continuing Operations:
Loss from discontinued operations                                                                       25,310
Depreciation and amortization                                                    23,777                 28,867
Deferred income taxes                                                             1,669                     42
Provisions for doubtful accounts                                                 10,028                    939
Other                                                                             4,257                 (5,663)
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                                                     (18.097)                21,846
Inventories                                                                                             (1,512)
Other assets                                                                     (8,861)                (1,754)
Increase (Decrease) in Liabilities:
Accounts payable                                                                 (7,124)                (3,398)
Accrued expenses                                                                  3,897                (11,766)
Deferred income                                                                   2,342                  1,146
Other liabilities                                                                (9,550)                (9,478)
                                                                               --------              ---------
Net cash provided by operating activities of continuing operations               11,753                 15,095
                                                                               --------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses                                                  9,947                  4,848
Proceeds from sale of marketable securities available for sale                                           3,574
Investments in facilities                                                        (4,329)               (10,873)
Other capital expenditures                                                       (3,912)                (4,188)
Decrease in other receivables                                                        23
Distributions from investees and joint ventures                                   5,050                  4,137
Increase in investments in and advances to investees and joint ventures         (13,923)                (2,284)
                                                                               --------              ---------
Net cash used in investing activities of continuing operations                   (7,144)                (4,786)
                                                                               --------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing for facilities                                                                                55,766
Other new debt                                                                    3,415                    652
(Increase) decrease in funds held in trust                                       (7,104)                 5,483
Payment of debt                                                                (184,046)               (83,037)
Dividends paid                                                                      (17)                   (17)
Decrease in restricted cash                                                     194,118
Proceeds from exercise of stock options                                             200
Other                                                                              (671)                  (603)
                                                                               --------              ---------
Net cash provided by (used in) financing activities of continuing operations      5,895                (21,756)
                                                                               --------              ---------
Net cash used in discontinued operations                                                                (9,350)
                                                                               --------              ---------

Net Increase (Decrease) in Cash and Cash Equivalents                             10,504                (20,797)
Cash and Cash Equivalents at Beginning of Period                                 80,643                101,020
                                                                               --------              ---------

Cash and Cash Equivalents at End of Period                                     $ 91,147              $  80,223
                                                                               ========              =========

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

The Company recorded total interest expense and total interest income of $11.3 million and $3.9 million, and $9.5 million and $1.0 million for the three-month periods ended March 31, 2001 and 2000, respectively.

On January 1, 2001, Covanta Energy Corporation (the "Company") adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and has identified all derivatives within its scope. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. All derivatives are required to be recorded in the balance sheet as either an asset or liability measured at fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statement of income, and requires that a company must formally document, designate and assess the effectiveness of derivatives that receive hedge accounting.

The Company's policy is to enter into derivatives to protect the Company against fluctuations in interest rates and foreign currency exchange rates as they relate to specific assets and liabilities. The Company's policy is to not enter into derivative instruments for speculative purposes.

The adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on the results of operations of the Company and increased both assets and liabilities recorded on the January 1, 2001 balance sheet by approximately $12.3 million. The $12.3 million relates to the Company's interest rate swap agreement that economically fixes the interest rate on certain adjustable-rate revenue bonds reported in Project debt. The asset and liability recorded at January 1, 2001 were increased by $1.5 million during the three months ended March 31, 2001 to adjust for an increase in the swap's fair value at March 31, 2001. The swap agreement was entered into in September 1995 and expires in January 2019. Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the client community's obligation under the related service agreement. Accordingly, all payments under the swap agreement are a pass-through to the client community.

Under the swap agreement, the Company will pay an average fixed rate of 9.8% for 2001 through January 2005 and 5.18% thereafter through January 2019, and will receive a floating rate based on current municipal interest rates, similar to the rate on the adjustable-rate revenue bonds, unless certain triggering events occur (primarily credit events), which result in the floating rate converting to either a set percentage of LIBOR or a set percentage of the BMA Municipal Swap Index, at the option of the swap counterparty. In the event the Company terminates the swap prior to its maturity, the floating rate used for determination of settling the fair value of the swap would also be based on a set percentage of one of these two rates at the option of the counterparty. For the three-month periods ended March 31, 2001 and 2000, the floating rates on the swap averaged 3.27% and 3.59%, respectively. The notional amount of the swap at March 31, 2001 and December 31, 2000 was $80.2 million and is reduced in accordance with the scheduled repayments of the applicable revenue bonds.

Currently there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133 by the Financial Accounting Standards Board's Derivatives Implementation Group. The Company implemented SFAS No. 133 based on current rules and guidance in place of January 1, 2001 and through March 31, 2001.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue, and was implemented by the Company in the quarter ended December 31, 2000. There was no impact from adoption of SAB No. 101 on the Company's financial position or results of operations.

The accompanying financial statements for prior periods have been reclassified as to certain amounts, including various revenues and expenses, to conform with the 2001 presentation, which is more tailored for a stand-alone energy company.

Discontinued Operations and Assets Held for Sale:

On September 17, 1999, the Company announced that it intended to sell its aviation and entertainment businesses and on September 29, 1999, the Board of Directors of the Company formally adopted a plan to sell the operations of its aviation and entertainment units, which were previously reported as separate business segments. As a result of the adoption of this plan, the financial statements present the results of these operations as discontinued until December 31, 2000.

At December 31, 2000, the Company had substantially completed its sales of the discontinued operations and, therefore, reclassified the remaining unsold aviation and entertainment businesses in the accompanying December 31, 2000 balance sheet to present those businesses as net assets held for sale. Those businesses include: the venue management businesses at the Arrowhead Pond Arena in Anaheim, California, and the Corel Centre near Ottawa, Canada; the Company's interest in certain entertainment assets in Argentina; its aviation fueling business; and the Company's interests in aviation businesses in Spain and Colombia. The aviation business in Italy was sold in February 2001 for approximately $10.0 million, and the Company's interest in the aviation business in Spain was sold in May 2001 for approximately $1.8 million. These noncore businesses are reported in the "Other" segment at December 31, 2000 and for the three months ended March 31, 2001. Other noncore businesses included in Net Assets Held for Sale are Datacom, Inc. (Datacom), a contract manufacturing company located in Mexico, and Compania General de Sondeos, S.A. (CGS), an environmental and infrastructure company in Spain. Datacom and CGS are reported in the Other segment and Energy segment, respectively, in the three-month periods ended March 31, 2001 and 2000. The Company expects to sell all of these remaining businesses during 2001. Revenues and loss from discontinued operations (expressed in thousands of dollars) for the three months ended March 31, 2000, were as follows:

   Revenues                                            $ 155,605
                                                        ========

   Loss Before Income
     Taxes and Minority Interests                       (33,033)

   Benefit for Income Taxes                              (7,677)

   Minority Interests                                       (46)
                                                       ---------

   Loss from Discontinued
     Operations                                        $(25,310)
                                                       =========

Revenues and loss before income taxes from assets held for sale (expressed in thousands of dollars) for the three months ended March 31, 2001, which are included in continuing operations in 2001, were as follows:

   Revenues                                            $ 25,542
                                                       =========

   Loss Before Income Taxes                            $ (1,265)
                                                       =========

On January 1, 2001, the Company stopped recording depreciation and amortization expense related to assets held for sale which had the effect of decreasing the loss before income taxes by approximately $1.3 million.

Net assets held for sale (expressed in thousands of dollars) at March 31, 2001 and December 31, 2000 were as follows:

                                         March 31, 2001        December 31, 2000
                                        --------------        -----------------

Current Assets                             $ 76,669                $ 73,237
Property, Plant and Equipment - net          21,098                  19,939
Other Assets                                 64,745                  73,310
Notes Payable and Current Portion of
     Long-Term Debt                          (3,517)                (28,651)
Other Current Liabilities                   (51,935)                (52,053)
Long-Term Debt                                 (655)                   (670)
Other Liabilities                           (13,604)                (14,498)
                                           --------                --------
Net Assets Held for Sale                   $ 92,801                $ 70,614
                                           ========                ========

The increase in net assets held for sale during the three months ended March 31, 2001 is due mainly to the contribution of $25.0 million to an entertainment operation in order to pay certain of that operation's debt in connection with the closing of the Master Credit Facility (see Liquidity/Cash Flow below).

Special Charges:

As a result of the Company's Board of Directors' plan to dispose of its aviation and entertainment businesses and close its New York City headquarters, and its plan to exit other noncore businesses, the Company incurred various expenses in 1999 which were recognized in its continuing and discontinued operations. In addition, the Company incurred various expenses in 2000 relating to its decisions to reorganize its development office in Hong Kong and its Energy headquarters in New Jersey. Certain of those charges related to severance costs for its New York City employees and Energy employees, contract termination costs of its former Chairman and Chief Executive Officer, office closure costs, and professional services related to the Energy reorganization, will mostly be paid out over the next two years. The following is a summary of those costs and related payments during the three months ended March 31, 2001 (expressed in thousands of dollars):

                                                      AMOUNTS PAID
                                                      DURING THREE
                                   BALANCE AT         MONTHS ENDED     BALANCE AT
                                   DEC. 31, 2000      MARCH 31, 2001   MARCH 31, 2001
                                   ----------------   --------------   --------------
Severance for approximately
     200 employees                    $   27,500         $   3,000       $   24,500
Severance for approximately
     80 Energy employees                  10,300             1,900            8,400
Contract termination settlement              400                                400
Bank fees                                  2,100                              2,100
Office closure costs                       4,000               500            3,500
Professional services relating to
     Energy reorganization                 1,500             1,300              200
                                      ----------        ----------       ----------

                                      $   45,800         $   6,700       $   39,100
                                      ==========        ==========       ==========

Receivables from California Utilities:

During 2000, events affecting the energy market in California impacted the creditworthiness of two California utilities to which the Company sells power. Those two utilities are Pacific Gas & Electric Co. ("PG&E") and Southern California Edison ("SCE"). These events have resulted in these utilities delaying payment for power they have purchased from the Company. On March 27, 2001 the California Public Utilities Commission approved a substantial rate increase and directed that the utilities begin paying timely for power purchases commencing April 2001. SCE is paying currently for power purchases from March 27, 2001. On April 6, 2001, PG&E, one of California's largest electric utilities, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. PG&E is now paying currently for power purchases from April 6, 2001. As of March 31, 2001, the Company had outstanding receivables from these two utilities of approximately $55.1 million (including the Company's 50% interest in several partnerships) net of reserves of approximately $19.4 million. Of these net receivables, $11.7 million was due from PG&E. From April 1 to May 9, 2001, the Company had received payments relating to the March 31, 2001 balances due from SCE of approximately $1.9 million. Payment of those remaining March 31, 2001 receivables for California power sales is likely to be obtained only in connection with resolution of that state's power crisis and resolution of PG&E's bankruptcy. Therefore, the amounts received and the timeliness of payment are subject to legal, regulatory and legislative developments. Although the matter is not free of doubt, the Company believes it will ultimately receive payment of these receivables.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Revenues and income (loss) from operations by segment for the three months ended March 31, 2001 and 2000 (expressed in thousands of dollars) were as follows:

Information Concerning                      Three Months Ended March 31,
Business Segments                           2001                   2000
----------------------------------------------------------------------------

Revenues:
Energy                                  $   223,887            $   225,178
Other                                        26,890                 13,838
                                        -----------            -----------

Total Revenues                          $   250,777            $   239,016
                                        ===========            ===========

Income (loss) from Operations:
Energy                                  $    27,887            $    13,228
Other                                        (1,225)                (2,611)
                                        -----------            -----------

Total Income from Operations                 26,662                 10,617

Corporate unallocated income
    and expenses-net                         (3,750)                (5,585)
Interest-net                                 (7,440)                (8,485)
                                        -----------            -----------

Income (loss) from continuing
    operations before income taxes
    and minority interests              $    15,472            $   (3,453)
                                        ===========            ===========


Continuing Operations: Revenues for the first three months of 2001 were $11.8 million higher than the comparable period of 2000 primarily reflecting an increase in Other segment revenues of $13.1 million, partially offset by a decrease in Energy segment revenues of $1.3 million.

Service revenues in 2001 decreased $5.2 million compared to the first quarter of 2000. Energy service revenues in 2001 decreased $14.9 million primarily due to a decrease of $18.5 million related to the environmental consulting business which was sold in November 2000, partially offset by an increase of $3.6 million due mainly to contractual annual escalation adjustments at many plants, increased growth in the supplemental waste business and a water service operating agreement with the city of Bessemer, Alabama, which began in October 2000. The Other segment's service revenues increased $9.7 million mainly due to the inclusion in continuing operations of $14.6 million related to unsold aviation and entertainment businesses in 2001, which were included in discontinued operations in 2000, partially offset by a decrease of $4.9 million due to the sale of Applied Data Technology, Inc. (ADTI) in the first quarter of 2000.

Electricity and steam sales revenue increased $24.6 million compared to the same period in 2000, attributable mainly to increased production and favorable energy pricing experienced primarily at plants in California as well as increased pricing experienced at certain waste-to-energy plants with merchant energy capacity.

Equity in income of investees and joint ventures for the three months ended March 31, 2001 increased $1.5 million compared to the same period in 2000. The increase is primarily attributable to the Quezon project in the Philippines, which commenced operations in the second quarter of 2000, partially offset by equity losses related to unsold aviation and entertainment joint ventures.

Construction revenues for the three months ended March 31, 2001 decreased $13.4 million from the comparable period in 2000. The decrease is attributable to the completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990, the decision to wind-down activities in the civil construction business, and the completion of construction of a wastewater project in the third quarter of 2000.

Other sales - net increased $1.8 million compared to the first quarter of 2000 due mainly to increased activity in the operations of Datacom associated with Genicom Corporation (Genicom), its major customer.

Net gain on sale of businesses for the three months ended March 31, 2001 included the gain of $1.9 million on the sale of the aviation ground handling operations at the Rome, Italy airport. The net loss on sale of businesses in the comparable period of 2000 included a loss of $.6 million on the sale of ADTI.

Total costs and expenses in the first quarter of 2001 decreased by $6.1 million compared to the first quarter of 2000. This decrease reflects a decrease in the Energy segment of $15.9 million and a decrease in corporate unallocated overhead of $1.8 million, partially offset by an increase in the Other segment of $11.6 million due mainly to the inclusion of unsold aviation and entertainment businesses in 2001.

The Energy segment's plant operating expenses increased by $4.6 million in the three months ended in March 31, 2001 compared to the same period of 2000. Operating expenses increased by approximately $20.1 million primarily due to increased fuel costs attributable to higher natural gas and oil prices, higher generation, primarily at waste-wood plants in California, and the effect of increased provisions for doubtful accounts of approximately $7.9 million, related mainly to receivables from California utilities (see Liquidity Cash Flow below). This increase was partially offset by a decrease of $15.5 million in the environmental business, which was sold in November of 2000.

Construction costs decreased by $14.6 million for the three months ended 2001 compared to the comparable period of 2000. The decrease is due to the decline in the civil construction business, which management anticipates will cease in 2001, the completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990 and completion of the construction of a wastewater project in the third quarter of 2000.

Depreciation and amortization expense decreased by $5.1 million in the first quarter 2001 compared to the comparable period in 2000. This decrease is primarily related to a decrease in corporate depreciation and amortization, which in 2000 included $2.9 million of accelerated amortization of a new data processing system. Also, Energy's depreciation and amortization expense decreased by $1.5 million in the three months ended March 31, 2001 compared to 2000 primarily due to accelerated depreciation in 2000 related to certain air pollution control equipment being replaced in connection with the Clean Air Act Amendments of 1990.

Debt service charges decreased by $1.0 million in the first quarter of 2001 compared to the comparable period of 2000. The decrease is primarily due to lower project debt related to various facilities caused by redemption and maturity of bonds. The Energy segment had one interest rate swap agreement outstanding that resulted in additional debt service expense of $.5 million and $.4 million for the three month periods ended March 31, 2001 and 2000, respectively.

Other operating costs and expenses for the first three months of 2001 increased $6.0 million due to activity in the Other segment. This increase was due mainly to the inclusion of unsold aviation and entertainment businesses in 2001, which were included in discontinued operations in 2000. This increase was partially offset by the effect of the sale of ADTI in 2000.

Costs of goods sold for the first quarter of 2001 increased $.7 million compared to the first quarter of 2000 due to activity in the Other segment, mainly increased activity at Datacom.

Selling, administrative and general expenses for the first three months of 2001 increased $4.2 million compared to the same period of 2001 due mainly to the inclusion in continuing operations of the unsold aviation and entertainment businesses in 2001. That increase was partially offset by a decrease in unallocated corporate overhead expenses that was fundamentally the result of a decrease in most overhead costs due to the wind-down of the Company's New York office. Selling, administrative and general expenses for the Energy segment decreased $1.8 million compared to the first quarter of 2000 principally due to the sale in November 2000 of the environmental consulting business.

Project development expenses in the three months ended March 31, 2001 decreased by $1.6 million from the same period in 2000. The decrease is mainly due to a decrease in overhead and other costs related to development in the Asian market.

Other expenses-net increased $.7 million compared to the first quarter of 2000. This increase is due mainly to the amortization of the Company's costs in securing its Revolving Credit and Participation Agreement (the "Agreement") in March 2001. Such costs are being amortized over the term of the Agreement, which matures May 31, 2002.

Interest expense-net in the first quarter of 2001 decreased $1.0 million compared to the same period of 2000. Corporate interest expense-net decreased $1.9 million primarily due to lower average debt outstanding, and an increase in interest income on cash balances which were classified as Restricted Cash on the December 31, 2000 balance sheet. The Energy segment's interest expense - net increased by $.9 million in 2001 compared to 2000 due to interest on debt associated with the Quezon project, which became operational in the second quarter of 2000. This debt was fully paid in March 2001.

The effective tax rate for the three months ended March 31, 2001 was 30.1% compared to 17.5% for the same period of 2000. This increase in the effective rate was primarily due to pretax earnings in the current year period, versus pretax losses in the 2000 period for which certain tax benefits were not recognized.

Discontinued Operations: In the first quarter of 2000, all aviation and entertainment businesses were accounted for as discontinued operations while such businesses were accounted for in continuing operations in the first quarter of 2001. In the first quarter of 2000 the loss from discontinued operations totaled $25.3 million. The loss before interest and taxes from discontinued operations was $31.9 million, primarily reflecting a provision of $17.9 million for estimated pretax losses from April 1, 2000 through the then anticipated dates of sales of those businesses. The remaining loss was primarily attributable to legal, accounting and consulting expenses, and overhead costs incurred in connection with the discontinuance of those businesses, and accelerated amortization of the data processing systems used in those businesses.

Property , plant and equipment - net increased $138.2 million during the first three months of 2001 due mainly to the consolidation of two energy project companies that were previously accounted for under the equity method.

CAPITAL INVESTMENTS AND COMMITMENTS

For the three months ended March 31, 2001, capital investments amounted to $8.2 million, virtually all of which related to Energy.

At March 31, 2001, capital commitments amounted to $11.4 million for normal replacement and growth in Energy and $.1 million for Corporate and Other operations. Other capital commitments for Energy as of March 31, 2001 amounted to approximately $15.4 million. This amount includes a commitment to pay, in 2008, $10.6 million for a service contract extension at an energy facility. In addition, this amount includes $4.6 million for an oil-fired project in India and $.2 million for a mass-burn waste-to-energy facility in Italy.

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

The Company did not include its interests in either the Arrowhead Pond in Anaheim, California or the Corel Centre near Ottawa, Canada as part of the sale of its Venue Management business in June 2000. The Company manages the Arrowhead Pond under a long-term contract. As part of this contract, the Company is a party, along with the City of Anaheim, to a reimbursement agreement, in connection with a letter of credit in the amount of approximately $119.0 million. Under the reimbursement agreement, the Company is responsible for draws, if any, under the letter of credit caused by the Company's failure to perform its duties under its management contract at that venue which include its obligation to pay shortfalls, if any, if net revenues of the venue are insufficient to pay debt service underlying the venue. The Company is exploring alternatives for disposing of these operations along with the reimbursement agreement and related obligations.

During 1994, a subsidiary of Covanta entered into a 30-year facility management contract at the Corel Centre pursuant to which it agreed to advance funds to a customer, and if necessary, to assist the customer's refinancing of senior secured debt incurred in connection with the construction of the facility. Covanta is obligated to purchase such senior debt in the amount of $86.2 million on December 23, 2002, if the debt is not refinanced prior to that time. Covanta is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer in the amount of $45.7 million on December 23, 2002. In addition, as of March 31, 2001, the Company had guaranteed $3.2 million of senior secured term debt of an affiliate and principal tenant (the NHL Ottawa Senators) of this customer. Further, Covanta is obligated to purchase $19.0 million of the tenant's secured subordinated indebtedness on January 29, 2004, if such indebtedness has not been repaid or refinanced prior to that time. The Company is also exploring alternatives for disposing of these operations along with the related obligations.

Management does not expect that these arrangements will have a material adverse effect on Covanta's Consolidated Financial Statements.

LIQUIDITY/CASH FLOW

Net cash provided by operating activities of continuing operations for the quarter ended March 31, 2001 was $11.8 million compared to the first quarter of 2000 of $15.1 million, resulting in a decrease of $3.3 million. This decrease primarily reflects an increase in accounts receivable of $39.9 million, due mainly to receivables from California utilities (see below). This decrease was partially offset by an increase in net income from continuing operations of $13.6 million, an increase in accounts payable and accrued expenses of $11.9 million, and an increase in provisions for doubtful accounts of $9.1 million.

Net cash used in investing activities of continuing operations was $2.4 million higher than the comparable period of 2000 primarily relating to an increase of $11.6 million in investments in and advances to investees and joint ventures, and a decrease of $3.6 million in proceeds from the sales of marketable securities available for sale, partially offset by an increase in proceeds from the sale of businesses of $5.1 million, and lower capital expenditures of $6.8 million.

Net cash provided by financing activities of continuing operations for the first quarter of 2001 was $5.9 million compared to cash used in financing activities of $21.8 million in the first quarter of 2000. This increase of $27.7 million is due primarily to a decrease in restricted cash of $194.1 million (used to repay debt), partially offset by an increase in funds held in trust of $12.6 million and a decrease in outstanding debt of $154.0 million.

In addition, cash used in discontinued operations in the first quarter of 2000 totaled $9.4 million representing mainly operating losses of those businesses.

During the first quarter of 2001, the Company sold its aviation ground handling business in Rome, Italy for approximately $10.0 million. In May 2001, the Company sold its interest in the aviation business in Spain for approximately $1.8 million.

In connection with several of the sales of its noncore businesses, the Company is also entitled to certain deferred payments, subject to certain contingencies. In addition, the Company has contingent obligations under most of the related sale agreements with respect to liabilities arising before and, in some cases, after the consummation of the sale.

At March 31, 2001, the Company had approximately $101.8 million in cash and cash equivalents, of which $10.6 million related to net assets held for sale. In addition, the Company had a revolving credit facility of approximately $146 million on which the Company had not drawn at March 31, 2001. That facility is further described below.

The Company's Revolving Credit and Participation Agreement (the "Master Credit Facility") which matures on May 31, 2002 and is secured by substantially all of the Company's assets, provides the Company with the credit line of approximately $146 million, including a subfacility which may only be used to provide certain letters of credit that may be required to be posted by the Company in the event that the Company's long-term debt rating is downgraded below investment grade. The Company may utilize the balance of the credit facility for continued investment in existing and, to a more limited extent, new energy projects, as well as for working capital and other general corporate purposes. The Company's ability to make investments in new energy projects is subject to several financial covenants relating to the Company's cash position, net worth and compliance with leverage and interest coverage tests. During the first quarter of 2001, in connection with the closing of the Master Credit Facility, the Company repaid approximately $157 million of outstanding bank and other indebtedness on the closing date of the Master Credit Facility. This debt amount was repaid from the amount that had been on the Company's balance sheet under the heading "Restricted Cash".

The Company expects to complete the sale of its aviation fueling business and its other remaining noncore businesses in 2001. Sales of its noncore businesses are not totally within the Company's control. In addition, the successful completion of the sales processes for noncore assets may be impacted by general economic conditions in the markets in which these assets must be sold, and in some instances necessary regulatory and third-party consents.

Recently, events affecting the California energy markets resulted in delays in payments for power sold to two utilities. Those two utilities are Pacific Gas & Electric Co. ("PG&E") and Southern California Edison ("SCE"). On March 27, 2001, the California Public Utilities Commission approved a substantial rate increase and directed the utilities to begin making current payments for power sales starting in April 2001. SCE is paying currently for power purchases from March 27, 2001. On April 6, 2001, PG&E, one of California's largest electric utilities, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. PG&E is now paying currently for power purchases from April 6, 2001. As of March 31, 2001, the Company's outstanding net receivables from these two utilities totaled approximately $55.1 million (including the Company's 50% interest in several partnerships) net of reserves of approximately $19.4 million. Of these net receivables, $11.7 million was due from PG&E. From April 1 to May 9, 2001, the Company had received payments relating to the March 31, 2001 balances due from SCE of $1.9 million. Payment of those remaining March 31, 2001 receivables for California power sales is likely to be obtained only in connection with resolution of that state's power crisis and resolution of that utility's bankruptcy. Therefore, the amounts received and the timeliness of payment are subject to legal, regulatory and legislative developments. Although the matter is not free of doubt, the Company believes it will ultimately receive payment of these receivables.

Under its Master Credit Facility, the Company agreed to meet budgeted cash flows. The Company's ability to meet these tests could be adversely affected if payment of receivables for California power sales or completion of asset sales are significantly delayed. However, even if payments of these receivables or these asset sales are further delayed, the Company believes that it can meet these covenants by seeking access to capital markets and through scheduling the incurrence of expenditures.

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

The Master Credit Facility expires May 31, 2002. At that time, outstanding revolving loans, if any, under this facility must be repaid and all letters of credit issued thereunder and other obligations must be satisfied or released. The Company expects to be able to replace this facility on a timely basis.

Further, to date the Company has been able to work with its creditors to assure compliance with obligations that might have been adversely impacted by payment delay, and it expects that it will continue to be able to do so unless the status of the California utilities substantially deteriorates.

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

         The Company's operations are subject to various federal, state and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and the Resource Conservation and Recovery Act (RCRA). Although the Company's operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, the Company believes that it is in substantial compliance with existing environmental laws and regulations.

         In connection with certain previously divested operations, the Company may be identified, along with other entities, as being among potentially responsible parties responsible for contribution for costs associated with the correction and remediation of environmental conditions at various hazardous waste disposal sites subject to CERCLA. In certain instances the Company may be exposed to joint and several liability for remedial action or damages. The Company's ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and its contractual arrangement with the purchaser of such operations. In addition, with respect to its aviation fueling business (which the Company has not yet divested), the Company and/or certain subsidiaries have been advised by various authorities that they are responsible for investigation, remediation and/or corrective action at various airports. Although the Company and/or its subsidiaries do not acknowledge any legal obligation to do so, the Company and/or its subsidiaries are cooperating with the government agencies in each such matter to seek fair and reasonable solutions.

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

(a)      Environmental Matters

(i) On January 4, 2000 and January 21, 2000, United Air Lines, Inc. ("United") and American Airlines, Inc. ("American") named Ogden New York Services, Inc. ("Ogden New York"), in two separate lawsuits filed in the Supreme Court of the State of New York. The lawsuits seek judgment declaring that Ogden New York is responsible for petroleum contamination at airport terminals formerly or currently leased by United and American at New York's Kennedy International Airport. These cases have been consolidated for joint trial. Both United and American allege that Ogden New York negligently caused discharges of petroleum at the airport and that Ogden New York is obligated to indemnify the airlines pursuant to the Fuel Services Agreements between Ogden New York and the respective airline. United and American further allege that Ogden New York is liable under New York's Navigation Law which imposes liability on persons responsible for discharges of petroleum and under common law theories of indemnity and contribution.

         The United complaint is asserted against Ogden New York, American, Delta, Northwest and American Eagle. United is seeking $1,540,000 in technical contractor costs and $432,000 in legal expenses related to the investigation and remediation of contamination at the airport, as well as a declaration that Ogden New York and the airline defendants are responsible for all or a portion of future costs that United may incur.

         The American complaint, which is asserted against both Ogden New York and United, sets forth essentially the same legal basis for liability as the United complaint. American is seeking reimbursement of all or a portion of $4,600,000 allegedly expended in cleanup costs and legal fees it expects to incur to complete an investigation and cleanup that it is conducting under an administrative order with the State Department of Environmental Conservation. The complaint alleges damages in excess of $70,000,000.

         The Company disputes the allegations and believes that the damages sought are overstated in view of the Airlines' responsibility for the alleged contamination and that the Company has other defenses under their respective leases, contracts and permits with the Port Authority of New York and New Jersey.

(ii) On December 23, 1999, Allied Services, Inc. ("Allied") was named as a third-party defendant in an action filed in the Superior Court of the State of New Jersey. The third-party complaint alleges that Allied generated hazardous substances to a reclamation facility known as the Swope Oil and Chemical Company Site, and that contamination migrated from the Swope Oil Site. Third-party plaintiffs seek contribution and indemnification from Allied and over 90 other third-party defendants for costs incurred and to be incurred for cleanup. This action was stayed, pending the outcome of first- and second-party claims. As a result of uncertainties regarding the source and scope of contamination, the large number of potentially responsible parties and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time.

(iii) On January 12, 1998, the Province of Newfoundland filed an Information Against Airconsol Aviation Services Limited ("Airconsol") alleging that Airconsol violated provincial environmental laws in connection with a fuel spill on or about January 14, 1997 at Airconsol's fuel facility at the Deer Lake, Canada Airport. Airconsol contested the allegations and prevailed. The Court voided the Information. The Crown has appealed the Court's decision. The Company will continue to contest its alleged liability on appeal.

(iv) On May 25, 2000, the California Regional Water Quality Control Board, Central Valley Region ("Board"), issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station ("Chinese Station"), a general partnership of which a Company subsidiary owns 50% and which operates a wood-burning power plant located in Jamestown, California. This order arises from the use as fill material, by Chinese Station's neighboring property owner, of boiler bottom ash generated by Chinese Station. The order was issued jointly to Chinese Station and to the neighboring property owner. As required by the order, Chinese Station has prepared an environmental site assessment and a clean closure work plan for the removal of the material and has applied for required permits. The Board, on April 18, 2001, issued a Notice of Violation to Chinese Station and the neighboring property owner alleging that as a result of time delays in completing the cleanup activities respondents have a potential civil liability, as of that date, of $690,000. This matter remains under investigation by the Board and other state agencies with respect to alleged civil and criminal violations associated with the management of the material. Chinese Station believes it has valid defenses.

(v) On December 26, 2000, I. Schumann & Co. named Ogden Corporation, Ogden Alloys, Inc., Ogden Metals, Inc. and American Motorists Insurance Company in a lawsuit filed in the United States District Court for the Northern District of Ohio. The lawsuit seeks reimbursement for response costs at a site formerly owned and operated by the Company's subsidiary related entities, damages for breach of contract and judgment declaring that the Company and its named subsidiaries is responsible for certain future remediation costs. The plaintiff is seeking response costs in excess of $3,000,000 and unspecified damages from the Company. The Company believes it has valid defenses and has moved to dismiss the complaint.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         3.0      Articles of Incorporation and By-laws.

                  3.1 (a) The Company's Restated Certificate of Incorporation as amended.*

                       (b) Certificate of Ownership and Merger, merging Ogden-Covanta, Inc. into Ogden Corporation, dated March 7, 2001.*

                  3.2  The Company's By-Laws, as amended through April 8,
                       1998.*

         4.0      Instruments Defining Rights of Security Holders.

                  4.1 Fiscal Agency Agreement between the Company and Bankers Trust Company, dated as of June 1, 1987, and Offering Memorandum dated June 12, 1987, relating to U.S. $85 million 6% Convertible Subordinated Debentures Due 2002.*

                  4.2 Fiscal Agency Agreement between the Company and Bankers Trust Company, dated as of October 15, 1987, and Offering Memorandum, dated October 15, 1987, relating to U.S. $75 million 5-3/4% Convertible Subordinated Debentures Due 2002.*

                  4.3 Indenture dated as of March 1, 1992 from the Company to Wells Fargo Bank Minnesota, National Association, as Trustee (as successor in such capacity to The Bank of New York, Trustee), relating to U.S. $100 million principal amount of 9 1/4% Debentures Due 2022.*

                  4.4 Amended and Restated Rights Agreement between the Company and The Bank of New York, dated as of September 28, 2000.*

         10.0     Material Contracts

                  10.1 Revolving Credit and Participation Agreement, dated as of
                       March 14, 2001, among the Company, the Lenders listed therein, Bank of America, N.A., as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner.*

                  10.2 Employment Agreements

                           (a)  Letter Agreement between the
                                Company and Raymond E. Dombrowski, Jr.
                                dated January 22, 2001 (filed herewith
                                as Exhibit 10.2(a)).

         11 Detail of Computation of Earnings per Share Applicable to Common Stock (filed herewith as Exhibit 11)



         * INCORPORATED BY REFERENCE AS SET FORTH IN THE EXHIBIT INDEX OF THIS QUARTERLY REPORT ON FORM 10-Q.

         (b) Reports on Form 8-K

         Form 8-K Current Reports filed on January 4, 2001, March 8, 2001, March 15, 2001, March 16, 2001, March 30, 2001 and April 9, 2001 are
         incorporated herein by reference.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COVANTA ENERGY CORPORATION
                                              (Registrant)


Date: May 15, 2001                       By: /s/ EDWARD W. MONEYPENNY
                                             ----------------------------------
                                             Edward W. Moneypenny
                                             Executive Vice President
                                                and Chief Financial Officer

Date: May 15, 2001                       By: /s/ WILLIAM J. METZGER
                                             ---------------------------------
                                             William J. Metzger
                                             Vice President and
                                                Chief Accounting Officer


                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.   DESCRIPTION OF DOCUMENT                               FILING INFORMATION
-----------   -----------------------                               ------------------

3             Articles of Incorporation and By-Laws.

3.1           (a)  The Company's Restated Certificate of            Filed as Exhibit (3)(a) to the Company's Form 10-K for
              Incorporation as amended.                             the fiscal year ended December 31, 1988 and
                                                                    incorporated herein by reference.

              (b)  Certificate of Ownership and Merger, Merging     Filed as Exhibit 3.1(b) to the Company's Form 10-K for
              Ogden-Covanta, Inc., into Ogden Corporation, dated    the fiscal year ended December 31, 2000 and
              March 7, 2001.                                        incorporated herein by reference.

3.2           The Company's By-Laws as amended.                     Filed as Exhibit 3.2 to the Company's Form 10-Q for
                                                                    the quarterly period ended March 31, 1998 and
                                                                    incorporated herein by reference.
4             Instruments Defining Rights of Security Holders.

4.1           Fiscal Agency Agreement between the Company and       Filed as Exhibits (C)(3) and (C)(4) to the Company's
              Bankers Trust Company, dated as of June 1, 1987 and   Form 8-K filed with the Securities and Exchange
              Offering Memorandum dated June 12, 1987, relating     Commission on July 7, 1987 and incorporated herein by
              to U.S. $85 million 6% Convertible Subordinated       reference.
              Debentures Due 2002.

4.2           Fiscal Agency Agreement between the Company and       Filed as Exhibit (4) to the Company's Form S-3
              Bankers Trust Company, dated as of October 15,        Registration Statement filed with the Securities and
              1987, and Offering Memorandum, dated October 15,      Exchange Commission on December 4, 1987, Registration
              1987, relating to U.S. $75 million 5-3/4%             No. 33-18875, and incorporated herein by reference.
              Convertible Subordinated Debentures Due 2002.

4.3           Indenture dated as of March 1, 1992 from the          Filed as Exhibit (4)(C) to the Company's Form 10-K for
              Company to Wells Fargo Bank Minnesota, National       the fiscal year ended December 31, 1991 and
              Association, as Trustee (as successor in such         incorporated herein by reference.
              capacity to The Bank of New York, Trustee),
              relating to U.S. $100 million 9-1/4% Debentures Due
              2022.

4.4           Amended and Restated Rights Agreement between the     Filed as Exhibit 1 to Amendment No. 1 to the Company's
              Company and The Bank of New York, dated as of         Form 8-A filed with the Securities and Exchange
              September 28, 2000.                                   Commission on September 29, 2000 and incorporated
                                                                    herein by reference.
10            Material Contracts.

10.1          Revolving Credit and Participation Agreement,         Filed as Exhibit 10.1(b) to the Company's
              dated March 14, 2001, among the Company, the          Form 10-K for the fiscal year ended
              Lenders listed therein, Bank of America, N.A.,        December 31, 2000 and as incorporated
              Administrative Agent, Co-Arranger and Co Book         herein by reference.
              Runner, and Deutsche Bank AG, New York Branch,
              as Documentation Agent, Co-Arranger and Co-Book
              Runner.

10.2          Employment Agreements.

              (a)  Letter Agreement dated January 22, 2001          Filed herewith as Exhibit 10.2(a).
              between the Company and Raymond E. Dombrowski, Jr.

11            Detail of Computation of Earnings Per Share           Filed herewith as Exhibit 11.
              Applicable to Common Stock.
