Form 10-Q
period 2001-06-30
COVANTA ENERGY CORP
filed 2001-08-14
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                         ------------------  ------------------


                          Commission file number 1-3122

                           Covanta Energy Corporation
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  13-5549268
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


                        40 Lane Road, Fairfield, NJ 07004
              ----------------------------------------------------
               (Address or principal executive office) (Zip code)


                                 (973) 882-9000
              ----------------------------------------------------
               (Registrant's telephone number including area code)


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

Yes |X|     No  |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001; 49,813,747 shares of Common Stock, $.50 par value per share.

                          PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                     FOR THE SIX MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                                                              JUNE 30,                        JUNE 30,
                                                                     ------------------------       --------------------------
                                                                      2001              2000           2001             2000
                                                                     ------            ------         ------           ------
                                                                          (In Thousands of Dollars, Except Per Share Data)
Service revenues                                                   $  291,061      $  296,448      $  151,413      $  151,599
Electricity and steam sales                                           176,959         126,862          93,068          67,564
Equity in income of investees and joint ventures                       12,036           7,457           7,554           4,447
Construction revenues                                                  18,031          41,727           8,608          18,881
Other sales - net                                                      21,003          19,950           9,525          10,321
Other - net                                                            29,730          12,188          29,730          12,170
Net gain (loss) on sale of businesses                                   2,192            (634)            337
                                                                   ----------      ----------      ----------      ----------
Total revenues                                                        551,012         503,998         300,235         264,982
                                                                   ----------      ----------      ----------      ----------

Plant operating expenses                                              268,778         262,351         134,585         132,728
Construction costs                                                     29,476          44,269          22,719          22,911
Depreciation and amortization                                          49,934          55,753          26,157          26,886
Debt service charges                                                   43,089          42,866          22,354          21,098
Other operating costs and expenses                                     29,552          14,601          17,642           8,688
Costs of goods sold                                                    21,541          18,075          10,611           7,894
Selling, administrative and general expenses                           38,632          33,625          21,545          20,758
Project development expenses                                            2,912           9,841           1,186           6,479
Other - net                                                             7,163          17,406           6,413          17,361
Write-down of net assets held for sale                                  1,691                           1,691
                                                                   ----------      ----------      ----------      ----------
Total costs and expenses                                              492,768         498,787         264,903         264,803
                                                                   ----------      ----------      ----------      ----------

Consolidated operating income                                          58,244           5,211          35,332             179
Interest expense - net                                                (14,580)        (18,216)         (7,140)         (9,731)
                                                                   ----------      ----------      ----------      ----------

Income (loss) from continuing operations before
  income taxes and minority interests                                  43,664         (13,005)         28,192          (9,552)
Income taxes                                                          (16,764)            581         (12,106)            (22)
Minority interests                                                     (3,027)         (2,164)         (1,628)           (840)
                                                                   ----------      ----------      ----------      ----------

Income (loss) from continuing operations                               23,873         (14,588)         14,458         (10,414)
Loss from discontinued operations (net of income tax
     benefit of YTD 2000, $12,754; Qtr. 2000, $5,077)                                 (91,799)                        (66,489)
                                                                   ----------      ----------      ----------      ----------
Net Income (Loss)                                                      23,873        (106,387)         14,458         (76,903)
                                                                   ----------      ----------      ----------      ----------

Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustments (net of income tax
     benefit of, YTD 2001, $425; Qtr. 2001, $298)                      (2,089)         (7,700)         (1,365)         (2,826)
Unrealized Gains (Losses) on Securities:
Unrealized holding losses arising during period                                           (17)
                                                                   ----------      ----------      ----------      ----------
Other comprehensive income (loss)                                      (2,089)         (7,717)         (1,365)         (2,826)
                                                                   ----------      ----------      ----------      ----------
Comprehensive income (loss)                                        $   21,784      $ (114,104)     $   13,093      $  (79,729)
                                                                   ==========      ==========      ==========      ==========

Basic Earnings Per Share:
Income (loss) from continuing operations                           $     0.48      $    (0.30)     $     0.29      $    (0.21)
Income (loss) from discontinued operations                                              (1.85)                          (1.34)
                                                                   ----------      ----------      ----------      ----------
Net Income (Loss)                                                  $     0.48      $    (2.15)     $     0.29      $    (1.55)
                                                                   ==========      ==========      ==========      ==========

Diluted Earnings Per Share:
Income (loss) from continuing operations                           $     0.48      $    (0.30)     $     0.29      $    (0.21)
Income (loss) from discontinued operations                                              (1.85)                          (1.34)
                                                                   ----------      ----------      ----------      ----------
Net Income (Loss)                                                  $     0.48      $    (2.15)     $     0.29      $    (1.55)
                                                                   ==========      ==========      ==========      ==========

See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                             June 30, 2001       December 31, 2000
                                                            ---------------     -------------------
                                                                    (In Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents                                     $    80,925           $    80,643
Restricted cash                                                                         194,118
Restricted funds held in trust                                    115,919                96,280
Receivables (less allowances: 2001, $27,928 and 2000,
  $19,234)                                                        258,829               247,914
Deferred income taxes                                              36,482                36,514
Prepaid expenses and other current assets                         102,354                77,239
Net assets held for sale                                           91,239                70,614
                                                              -----------           -----------

Total current assets                                              685,748               803,322
Property, plant and equipment - net                             1,935,056             1,789,430
Restricted funds held in trust                                    155,016               157,061
Unbilled service and other receivables                            158,202               155,210
Unamortized contract acquisition costs                             85,350                88,702
Goodwill and other intangible assets                               18,826                14,944
Investments in and advances to investees and joint ventures       184,623               223,435
Other assets                                                       66,572                63,347
                                                              -----------           -----------

Total Assets                                                  $ 3,289,393           $ 3,295,451
                                                              ===========           ===========

Liabilities and Shareholders' Equity
Liabilities:
Current Liabilities:
Current portion of long-term debt                             $    42,778           $   145,289
Current portion of project debt                                   102,428                99,875
Current portion of convertible subordinated debentures             85,000
Accounts payable                                                   38,714                41,106
Federal and foreign income taxes payable                              507
Accrued expenses, etc.                                            335,805               308,681
Deferred income                                                    41,297                38,517
                                                              -----------           -----------

Total current liabilities                                         646,529               633,468
Long-term debt                                                    277,821               310,126
Project debt                                                    1,365,257             1,290,388
Deferred income taxes                                             324,884               315,931
Deferred income                                                   167,723               172,050
Other liabilities                                                 140,934               158,992
Minority interests                                                 47,660                34,290
Convertible subordinated debentures                                63,650               148,650
                                                              -----------           -----------
Total Liabilities                                               3,034,458             3,063,895
                                                              -----------           -----------

Shareholders' Equity:
Serial cumulative convertible preferred stock, par value
      $1.00 per share; authorized, 4,000,000 shares; shares
      outstanding: 35,034 in 2001 and 35,582 in 2000, net of
      treasury shares of 29,820 in 2001 and 2000                       35                    36
Common Stock, par value $.50 per share; authorized,
      80,000,000 shares; shares outstanding: 49,813,747 in
      2001 and 49,645,459 in 2000, net of treasury shares of
      4,123,996 and 4,265,115, respectively                        24,907                24,823
Capital surplus                                                   188,207               185,681
Notes receivable from key employees for common stock issuance      (1,049)               (1,049)
Unearned restricted stock compensation                               (981)
Earned surplus                                                     49,669                25,829
Accumulated other comprehensive income                             (5,853)               (3,764)
                                                              -----------           -----------

Total Shareholders' Equity                                        254,935               231,556
                                                              -----------           -----------

Total Liabilities and Shareholders' Equity                    $ 3,289,393           $ 3,295,451
                                                              ===========           ===========

See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                SIX MONTHS ENDED                 YEAR ENDED
                                                                  June 30, 2001               December 31, 2000
                                                            -----------------------       ------------------------
                                                             SHARES        AMOUNTS         SHARES         AMOUNTS
                                                            --------      ---------       --------       ---------
                                                               (In Thousands of Dollars, Except Per Share Amounts)

Serial Cumulative Convertible Preferred Stock, Par Value
  $1.00 Per Share; Authorized, 4,000,000 Shares:
Balance at beginning of period                                65,402     $       66           69,066     $       69
Shares converted into common stock                              (548)            (1)          (3,664)            (3)
                                                          ----------     ----------       ----------     ----------
Total                                                         64,854             65           65,402             66
Treasury shares                                              (29,820)           (30)         (29,820)           (30)
                                                          ----------     ----------       ----------     ----------
Balance at end of period (aggregate involuntary
  liquidation value - 2001, $706)                             35,034             35           35,582             36
                                                          ----------     ----------       ----------     ----------

Common Stock, Par Value $.50 Per Share;
  Authorized, 80,000,000 Shares:
Balance at beginning of period                            53,910,574         26,956       53,873,298         26,937
Exercise of stock options                                     23,898             12
Shares issued for acquisition                                                                 15,390              8
Conversion of preferred shares                                 3,271              1           21,886             11
                                                          ----------     ----------       ----------     ----------

Total                                                     53,937,743         26,969       53,910,574         26,956
                                                          ----------     ----------       ----------     ----------

Treasury shares at beginning of period                     4,265,115          2,133        4,405,103          2,203
Issuance of restricted stock                                (102,153)           (51)        (139,988)           (70)
Exercise of stock options                                    (38,966)           (20)
                                                          ----------     ----------       ----------     ----------
Treasury shares at end of period                           4,123,996          2,062        4,265,115          2,133
                                                          ----------     ----------       ----------     ----------

Balance at end of period                                  49,813,747         24,907       49,645,459         24,823
                                                          ----------     ----------       ----------     ----------

Capital Surplus:
Balance at beginning of period                                              185,681                         183,915
Exercise of stock options                                                       776
Issuance of restricted stock                                                  1,751                           1,602
Shares issued for acquisition                                                                                   172
Conversion of preferred shares                                                   (1)                             (8)
                                                                         ----------                      ----------

Balance at end of period                                                    188,207                         185,681
                                                                         ----------                      ----------
Notes receivable from key employees
  for common stock issuance                                                  (1,049)                         (1,049)
                                                                         ----------                      ----------

Unearned restricted stock compensation:
Issuance of restricted common stock                                          (1,470)
Amortization of unearned restricted stock compensation                          489
                                                                         ----------                      ----------
Balance at end of period                                                       (981)
                                                                         ----------                      ----------

Earned Surplus:
Balance at beginning of period                                               25,829                         255,182
Net income (loss)                                                            23,873                        (229,285)
                                                                         ----------                      ----------

Total                                                                        49,702                          25,897
                                                                         ----------                      ----------
Preferred dividends - per share 2001, $.9375, and
  2000, $1.875                                                                   33                              68
                                                                         ----------                      ----------

Balance at end of period                                                     49,669                          25,829
                                                                         ----------                      ----------

Cumulative Translation Adjustment - Net                                      (5,444)                         (3,355)
                                                                         ----------                      ----------

Minimum Pension Liability Adjustment                                           (409)                           (409)
                                                                         ----------                      ----------

TOTAL SHAREHOLDERS' EQUITY                                               $  254,935                      $  231,556
                                                                         ==========                      ==========

See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                             -----------------------------
                                                                                 2001             2000
                                                                               --------         --------
                                                                               (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $ 23,873       $ (106,387)
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used in) Operating Activities of Continuing Operations:
Loss from discontinued operations                                                                 91,799
Depreciation and amortization                                                    49,934           55,753
Deferred income taxes                                                             8,627           (1,188)
Provision for doubtful accounts                                                  13,923            1,184
Other                                                                             1,676            3,717
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                                                     (21,189)          (6,812)
Inventories                                                                                          110
Other assets                                                                    (37,957)          (1,183)
Increase (Decrease) in Liabilities:
Accounts payable                                                                (19,521)         (17,399)
Accrued expenses                                                                 30,190          (37,397)
Deferred income                                                                  (8,476)         (10,138)
Other liabilities                                                               (10,196)          11,885
                                                                              ---------       ----------

Net cash provided by (used in) operating activities of continuing operations     30,884          (16,056)
                                                                              ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses                                                 13,841            4,848
Proceeds from sale of property, plant, and equipment                                447            3,626
Proceeds from sale of marketable securities available for sale                                     3,692
Investments in facilities                                                       (32,652)         (17,908)
Other capital expenditures                                                       (6,060)          (9,645)
Decrease in other receivables                                                     3,212            3,501
Distributions from investees and joint ventures                                  20,033            5,828
Increase in investments in and advances to investees and joint ventures         (14,485)         (19,740)
                                                                              ---------       ----------

Net cash used in investing activities of continuing operations                  (15,664)         (25,798)
                                                                              ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings for facilities                                                                         61,605
Other new debt                                                                   15,853            1,755
Decrease (increase) in funds held in trust                                      (17,591)          17,369
Payment of debt                                                                (205,756)         (95,444)
Dividends paid                                                                      (33)             (34)
Decrease (Increase) in restricted cash                                          194,118         (177,548)
Proceeds from exercise of stock options                                             808
Other                                                                            (2,337)          (1,904)
                                                                              ---------       ----------

Net cash used in financing activities of continuing operations                  (14,938)        (194,201)
                                                                              ---------       ----------

Net cash provided by discontinued operations                                                     254,588
                                                                              ---------       ----------

Net Increase in Cash and Cash Equivalents                                           282           18,533
Cash and Cash Equivalents at Beginning of Period                                 80,643          101,020
                                                                              ---------       ----------
Cash and Cash Equivalents at End of Period                                    $  80,925       $  119,553
                                                                              =========       ==========

See notes to condensed consolidated financial statements.

ITEM 1 - NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation:

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

Covanta Energy Corporation ("Covanta" or the "Company") recorded total interest expense and total interest income of $9.5 million and $2.3 million, and $11.4 million and $1.7 million for the three-month periods ended June 30, 2001 and 2000, respectively. Total interest expense and total interest income was $20.8 million and $6.2 million, and $20.9 million and $2.7 million for the six-month periods ended June 30, 2001 and 2000, respectively.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and has identified all derivatives within its scope. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. All derivatives are required to be recorded in the balance sheet as either an asset or liability measured at fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statement of income, and requires that a company must formally document, designate and assess the effectiveness of derivatives that receive hedge accounting.

The Company's policy is to enter into derivatives to protect the Company against fluctuations in interest rates and foreign currency exchange rates as they relate to specific assets and liabilities. The Company's policy is to not enter into derivative instruments for speculative purposes.

The adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on the results of operations of the Company and increased both assets and liabilities recorded on the January 1, 2001 balance sheet by approximately $12.3 million. The $12.3 million relates to the Company's interest rate swap agreement that economically fixes the interest rate on certain adjustable-rate revenue bonds reported in Project debt. The asset and liability recorded at January 1, 2001 were decreased by $.3 million during the six months ended June 30, 2001 to adjust for a decrease in the swap's fair value at June 30, 2001. The swap agreement was entered into in September 1995 and expires in January 2019. Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the client community's obligation under the related service agreement. Accordingly, all payments under the swap agreement are a pass-through to the client community.

Under the swap agreement, the Company will pay an average fixed rate of 9.8% for 2001 through January 2005 and 5.18% thereafter through January 2019, and will receive a floating rate based on current municipal interest rates, similar to the rate on the adjustable-rate revenue bonds, unless certain triggering events occur (primarily credit events), which result in the floating rate converting to either a set percentage of LIBOR or a set percentage of the BMA Municipal Swap Index, at the option of the swap counterparty. In the event the Company terminates the swap prior to its maturity, the floating rate used for determination of settling the fair value of the swap would also be based on a set percentage of one of these two rates at the option of the counterparty. For the three-month periods ended June 30, 2001 and 2000, the floating rates on the swap averaged 3.05% and 4.3%, respectively. The notional amount of the swap at June 30, 2001 and December 31, 2000 was $80.2 million and is reduced in accordance with the scheduled repayments of the applicable revenue bonds.

Currently there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133 by the Financial Accounting Standards Board's Derivatives Implementation Group. The Company implemented SFAS No. 133 based on the current rules and guidance in place as of January 1, 2001 and through June 30, 2001.

In July 2001, the Financial Accounting Standard Board ("FASB"), issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits use of the pooling-of-interests method.

In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires upon adoption the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption and to evaluate for impairment the carrying value of goodwill on an annual basis thereafter. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is currently assessing but has not yet determined the effect of adoption of SFAS Nos. 141 and 142 on its financial position and results of operations.

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

At December 31, 2000, the Company had substantially completed its sales of the discontinued operations and, therefore, reclassified the remaining unsold aviation and entertainment businesses in the accompanying December 31, 2000 balance sheet to present those businesses as net assets held for sale. Those businesses include: the venue management businesses at the Arrowhead Pond Arena in Anaheim, California, and the Corel Centre near Ottawa, Canada; the Company's interest in certain entertainment assets in Argentina; its aviation fueling business; and the Company's interests in aviation businesses in Italy, Spain and Colombia. The aviation business in Italy was sold in February 2001 for approximately $10.0 million, and the Company's interest in the aviation business in Spain was sold in May 2001 for approximately $1.8 million. In July 2001, the Company sold its interest in the airport privatization business in Colombia, South America for $9.7 million and reached agreement to sell its aviation fueling business. These non-core businesses are reported in the "Other" segment at December 31, 2000 and for the six months ended June 30, 2001. Other noncore businesses included in Net Assets Held for Sale are Datacom, Inc. (Datacom), a contract manufacturing company located in Mexico, and Compania General de Sondeos, S.A. (CGS), an environmental and infrastructure company in Spain. Datacom and CGS are reported in the Other segment and Energy segment, respectively, in the six-month periods ended June 30, 2001 and 2000. The Company expects to sell all of these remaining businesses during the next twelve months. Revenues and loss from discontinued operations (expressed in thousands of dollars) for the three months and six months ended June 30, 2000, were as follows:

                                             Six Months        Three Months
                                           Ended June 30       Ended June 30
                                           -------------       -------------

           Revenues                            $303,049           $147,444
                                               ========           ========

           Loss Before Income
             Taxes and Minority Interests      (104,466)           (71,433)

           Benefit for Income Taxes             (12,754)            (5,077)

           Minority Interests                        87                133
                                               --------           --------

           Loss from Discontinued
             Operations                        $(91,799)          $(66,489)
                                               ========           ========





Revenues and loss before income taxes from net assets held for sale (expressed in thousands of dollars) for the three months and six months ended June 30, 2001, which are included in continuing operations in 2001, were as follows:

                                             Six Months         Three Months
                                           Ended June 30        Ended June 30
                                           -------------        -------------

           Revenues                           $  52,227          $  26,685
                                              =========          =========

           Loss Before Income Taxes           $  (5,128)         $  (3,863)
                                              =========          =========

On January 1, 2001, the Company stopped recording depreciation and amortization expense related to net assets held for sale, which had the effect of decreasing the loss before income taxes by approximately $2.4 million for the six months ended June 30, 2001. Also, in the second quarter of 2001, Covanta management considered the status of recent offers and negotiations relating to the Company's investment in Australian venue management businesses, and current economic conditions, and adjusted its estimate of the proceeds to be received from its sale and recorded an additional write-down of net assets held for sale of $1.7 million.

Net assets held for sale (expressed in thousands of dollars) at June 30, 2001 and December 31, 2000 were as follows:

                                              June 30, 2001    December 31, 2000
                                              -------------    -----------------

       Current Assets                          $    74,337        $    73,237
       Property, Plant and Equipment - net          21,623             19,939
       Other Assets                                 59,213             73,310
       Notes Payable and Current Portion of
            Long-Term Debt                          (2,768)           (28,651)
       Other Current Liabilities                   (48,131)           (52,053)
       Long-Term Debt                                 (550)              (670)
       Other Liabilities                           (12,485)           (14,498)
                                               -----------        -----------
       Net Assets Held for Sale                $    91,239        $    70,614
                                               ===========        ===========


The increase in net assets held for sale during the six months ended June 30, 2001 is due mainly to the contribution of $25.0 million to an entertainment operation to pay certain of that operation's debt in connection with the closing of the Master Credit Facility.

Special Charges:

As a result of the Company's Board of Directors' plan to dispose of its aviation and entertainment businesses and close its New York City headquarters, and its plan to exit other noncore businesses, the Company incurred various expenses in 1999 which were recognized in its continuing and discontinued operations. In addition, the Company incurred various expenses in 2000 relating to its decisions to reorganize its development office in Hong Kong and its Energy headquarters in New Jersey. Certain of those charges related to severance costs for its New York City employees and Energy employees, contract termination costs of its former Chairman and Chief Executive Officer, office closure costs, and professional services related to the Energy reorganization, will mostly be paid out over the next two years. The following is a summary of those costs and related payments during the three months ended June 30, 2001 (expressed in thousands of dollars):


                                                       AMOUNTS PAID
                                                       DURING THREE
                                     BALANCE AT        MONTHS ENDED      BALANCE AT
                                     MARCH 31, 2001    JUNE 30, 2001    JUNE 30, 2001
                                     --------------    -------------    -------------
Severance for approximately
     200 employees                    $     24,500       $     3,000    $    21,500
Severance for approximately
     80 Energy employees                     8,400             3,600          4,800
Contract termination settlement                400                              400
Bank fees                                    2,100                            2,100
Office closure costs                         3,500                            3,500
Professional services relating to
     Energy reorganization                     200               200              0
                                      ------------       -----------    -----------

                                      $     39,100       $     6,800    $    32,300
                                      ============       ===========    ===========


Receivables from California Utilities:

Recent events in the California energy markets affected the state's two largest utilities and resulted in delayed payments for energy delivered by the Company's facilities in late 2000 and early 2001. Pacific Gas & Electric Company ("PG&E") and Southern California Edison Company ("SCE") both suspended payments under long term power purchase agreements in the beginning of 2001. On March 26, 2001 the California Public Utilities Commission ("CPUC") approved a substantial rate increase and directed the utilities to make payment to suppliers for current energy deliveries. SCE has made payments for energy delivered since March 26, 2001. On April 6, 2001, PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Since that time PG&E is also in compliance with the CPUC order and is making payments for current energy deliveries. In mid-June the CPUC issued an order declaring as reasonable and prudent any power purchase amendment at a certain fixed-price for a five-year term. On June 18, 2001 and July 31, 2001 the Company entered into several agreements and amendments to power purchase agreements with SCE which contained the CPUC approved pricing for a term of five years, to commence upon the occurrence of certain events. In addition, in June SCE paid 10% of the outstanding receivables and agreed to a timetable by which the remaining 90% would be paid, which outstanding amount will earn interest. In July, the Company also entered into agreements with similar terms with PG&E. These agreements also contain the CPUC approved price and term, both of which are effective immediately. Unlike SCE, PG&E made no cash payments but did agree that the amount owed to the Company will earn interest at a rate to be determined by the Bankruptcy Court. PG&E agreed to assume the Company's power purchase agreements and elevate the outstanding payable to priority administrative claim status. The amount of the claim and interest will be settled prior to the finalization of PG&E's plan of reorganization. The Bankruptcy court approved the agreements, the power purchase agreements and the assumption of the contracts on July 13, 2001. As of June 30, 2001, the Company's outstanding net receivables from these two utilities totaled approximately $58.2 million (including the Company's 50% interest in several partnerships) net of reserves of approximately $19.4 million. Of those net receivables, approximately $13.7 million was due from PG&E. Disagreements with both SCE and PG&E still exist regarding the valuation of the pre-March 26, 2001 receivables. Resolution of these disagreements and payment of the receivables is likely to be received only upon the resolution of California's energy crisis and PG&E's bankruptcy. Therefore, the amounts received and the timeliness of payment are subject to legal, regulatory, and legislative developments. Although this matter is not free of doubt, the Company believes it will ultimately receive payments in full of these receivables.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

OPERATIONS

Revenues and income (loss) from continuing operations by segment for the three months and the six months ended June 30, 2001 and 2000 (expressed in thousands of dollars) were as follows:


   Information Concerning                           Six Months Ended June 30,       Three Months Ended June 30,
   Business Segments                                  2001            2000             2001            2000
-----------------------------------------------------------------------------------------------------------------
   Revenues:
   Energy                                          $ 494,833       $ 479,838        $ 270,946       $ 254,660
   Other                                              54,609          24,160           27,719          10,322
   Corporate                                           1,570                            1,570
                                                   ---------       ---------        ---------       ---------

   Total Revenues                                  $ 551,012       $ 503,998        $ 300,235       $ 264,982
                                                   =========       =========        =========       =========

   Income (loss) from Operations:
   Energy                                          $  81,753       $  48,957        $  53,866       $  35,729
   Other                                             (10,499)        (11,435)          (9,274)         (8,824)
                                                   ---------       ---------        ---------       ---------

   Total Income from Operations                       71,254          37,522           44,592          26,905

   Corporate unallocated income and expenses-net     (13,010)        (32,311)          (9,260)        (26,726)
   Interest-net                                      (14,580)        (18,216)          (7,140)         (9,731)
                                                   ---------       ---------        ---------       ---------

   Income (loss) from continuing operations before
     income taxes and minority interests           $  43,664       $ (13,005)       $  28,192       $  (9,552)
                                                   =========       =========        =========       =========


Quarter Ended June 30, 2001 vs. Quarter Ended June 30, 2000

Continuing Operations: Revenues for the quarter ended June 30, 2001 were $35.3 million higher than the comparable period of 2000 primarily reflecting an increase in Other segment revenues of $17.4 million, and an increase in Energy segment revenues of $16.3 million.

Service revenues in 2001 decreased $.2 million compared to the quarter ended June 30, 2000. Energy service revenues in 2001 decreased $15.7 million primarily due to a decrease of $21.3 million related to the environmental consulting business which was sold in November 2000, partially offset by an increase of $5.6 million due mainly to contractual annual escalation adjustments at many plants, increased growth in the supplemental waste business and a water service operating agreement with the city of Bessemer, Alabama, which began in October 2000. The Other segment's service revenues increased $15.6 million due to the inclusion in continuing operations of the unsold aviation and entertainment businesses in 2001, which were included in discontinued operations in 2000.

Electricity and steam sales revenue increased $25.5 million compared to the second quarter of 2000, attributable mainly to our Samalpatti, India project commencing operation, and increased production and favorable energy pricing experienced primarily at plants in California as well as increased pricing experienced at certain waste-to-energy plants with merchant energy capacity.

Equity in income of investees and joint ventures for the three months ended June 30, 2001 increased $3.1 million compared to the same period in 2000. The increase is primarily attributable to the Quezon project in the Philippines, which commenced operations in the second quarter of 2000, and net equity income related to unsold aviation and entertainment joint ventures.

Construction revenues for the three months ended June 30, 2001 decreased $10.3 million from the comparable period in 2000. The decrease is attributable to the completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990, the decision to wind-down activities in the civil construction business, and the completion of construction of a wastewater project in the third quarter of 2000.

Other sales - net decreased $.8 million compared to the second quarter of 2000 due mainly to decreased activity in the operations of Datacom associated with Genicom Corporation (Genicom), its major customer.

Other revenues - net increased $17.6 million compared to the same period in 2000. Other revenues in 2001 included a $19.6 million insurance settlement and other matters related to the Lawrence, Massachusetts facility, $5.7 million of development fees and other matters related to the Quezon plant in the Philippines, and insurance proceeds related to a waste wood plant. 2000 included a $12.2 million insurance settlement related to the Lawrence facility.

Net gain on sale of businesses for the three months ended June 30, 2001 included a gain of $0.6 million representing an adjustment on the sale of the aviation fixed base operations, and a loss of $0.3 million on the sale of the ground handling business in Spain.

Total costs and expenses in the second quarter of 2001 increased by $.1 million compared to the first quarter of 2000. This increase reflects an increase in the Other segment of $19.4 million due mainly to the inclusion of unsold aviation and entertainment businesses in 2001, partially offset by a decrease in the Energy segment of $1.9 million and a decrease in corporate unallocated overhead of $17.5 million.

The Energy segment's plant operating expenses increased by $1.9 million in the three months ended in June 30, 2001 compared to the same period of 2000. Operating expenses increased by approximately $19.7 million primarily due to increased fuel costs attributable to higher natural gas and oil prices, higher generation, primarily at waste-wood plants in California, higher maintenance costs and the commencement of operations of the Samalpatti project. This increase was partially offset by a decrease of $17.8 million in the environmental business, which was sold in November of 2000.

Construction costs decreased by $.2 million for the three months ended 2001 compared to the comparable period of 2000. The decrease is due to the completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990 and completion of the construction of a wastewater project in the third quarter of 2000, partially offset by an increase in the civil construction business (which management anticipates will cease during 2002) principally related to cost overruns on one individual project.

Depreciation and amortization expense decreased by $.7 million in the second quarter 2001 compared to the comparable period in 2000. This decrease is primarily related to a decrease in corporate depreciation and amortization, which in 2000 included $2.9 million of accelerated amortization of a new data processing system. Also, Energy's depreciation and amortization expense increased by $2.7 million in the three months ended June 30, 2001 compared to 2000 primarily due to commencements of operations of the Samalpatti project in 2001.

Debt service charges increased by $1.3 million in the second quarter of 2001 versus the comparable period of 2000. The increase is primarily due to project debt outstanding related to the Samalpatti project, offset by lower debt service expense due to lower project debt related to various facilities caused by redemption and maturity of bonds. The Energy segment had one interest rate swap agreement outstanding that resulted in additional debt service expense of $.4 million and $.2 million for the three month periods ended June 30, 2001 and 2000, respectively.

Other operating costs and expenses for the first three months of 2001 increased $9.0 million due to activity in the Other segment. This increase was due mainly to the inclusion of unsold aviation and entertainment businesses in 2001, which were included in discontinued operations in 2000. This increase was partially offset by the effect of the sale of Applied Data Technology, Inc. (ADTI) in 2000.

Costs of goods sold for the second quarter of 2001 increased $2.7 million compared to the second quarter of 2000 due to activity in the Other segment, mainly increased activity and increasing product costs at Datacom.

Selling, administrative and general expenses for the second quarter of 2001 increased $.8 million compared to the same period of 2000 due mainly to the inclusion in continuing operations of the unsold aviation and entertainment businesses in 2001. That increase was partially offset by a decrease in unallocated corporate overhead expenses that was fundamentally the result of a decrease in most overhead costs due to the wind-down of the Company's New York office. Selling, administrative and general expenses for the Energy segment decreased $2.2 million compared to the second quarter of 2000 principally due to the sale in November 2000 of the environmental consulting business.

Project development expenses for the three months ended June 30, 2001 decreased by $5.3 million from the same period in 2000. The decrease is mainly due to a decrease in overhead and other costs related to development in the Asian market.

Other expenses-net decreased $10.9 million compared to the second quarter of 2000. This decrease is due mainly to costs incurred in 2000 representing fees and expenses incurred in connection with the waiver by certain creditors of certain covenants and the extension of credit through July 2000, and fees and expenses incurred in connection with financing efforts to support the then-proposed recapitalization plan. In 2001, the effect of these 2000 costs was partially offset by the amortization of the Company's costs in securing its Revolving Credit and Participation Agreement (the "Agreement") in March 2001. Such costs are being amortized over one year.

Write-down of net assets held for sale in the three months ended June 30, 2001 relates to the Company's investment in its Australian venue management business. In the second quarter of 2001, Covanta management considered the status of recent offers and negotiations relating to that business, and current economic conditions, and recorded a pre-tax loss of $1.7 million.

Interest expense-net in the second quarter of 2001 decreased $2.6 million compared to the same period of 2000. Corporate interest expense-net decreased $1.2 million primarily due to lower average debt outstanding and lower rates on variable-rate debt. The Energy segment's interest expense - net decreased by $1.7 million in 2001 compared to 2000 due to lower debt outstanding caused by payments and an increase in interest income on cash balances.

The effective tax rate for the three months ended June 30, 2001 was 42.9% compared to (0.2%) for the same period of 2000. This increase in the effective rate was primarily due to pretax earnings in the current year period, versus pretax losses in the 2000 period for which certain tax benefits were not recognized, and increased domestic income resulting in an overall higher effective tax rate.

Discontinued Operations: In the second quarter of 2000, all aviation and entertainment businesses were accounted for as discontinued operations while such unsold businesses were accounted for in continuing operations in the second quarter of 2001. In the second quarter of 2000 the loss from discontinued operations totaled $66.5 million. The loss before interest and taxes from discontinued operations was $70.2 million, primarily reflecting accrued net losses of $57.8 million on the disposal of aviation and entertainment businesses, a provision of $8.5 million for additional estimated pretax net operating losses from July 1, 2000 through the anticipated dates of sales of those remaining businesses, legal, accounting, consulting and overhead expenses incurred in connection with the discontinuance of those businesses and accelerated depreciation in connection with shortened estimated useful lives of management information systems.


Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

Continuing Operations: Revenues for the six months ended June 30, 2001 were $47.0 million higher than the comparable period of 2000 primarily reflecting an increase in Other segment revenues of $30.4 million, and an increase in Energy segment revenues of $15.0 million.

Service Revenues in 2001 decreased $5.4 million compared to the first half of 2000. Energy service revenues in 2001 decreased $30.7 million primarily due to a decrease of $39.9 million related to the environmental consulting business which was sold in November 2000, partially offset by an increase of $9.2 million due mainly to contractual annual escalation adjustments at many plants, increases in the supplemental waste business, and a water service operating agreement with the city of Bessemer which began in October 2000. The Other segment's service revenues increased $25.3 million mainly due to the inclusion in continuing operations of $30.2 million related to unsold aviation and entertainment businesses in 2001, which were included in discontinued operations in 2000, partially offset by a decrease of $4.9 million due to the sale of ADTI in the first quarter of 2000.

Electricity and steam sales revenue increased $50.1 million compared to the same period in 2000, attributable mainly to the Samalpatti project commencing operation and increased production and favorable energy pricing experienced primarily at plants in California as well as increased pricing experienced at certain waste-to-energy plants with merchant energy capacity.

Equity in income of investees and joint ventures for the six months ended June 30, 2001 increased $4.6 million compared to the same period in 2000. The increase is primarily attributable to the Quezon project in the Philippines, which commenced operations in the second quarter of 2000.

Construction revenues for the six months ended June 30, 2001 decreased $23.7 million from the comparable period in 2000. The decrease is attributable to the completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990, the decision to wind-down activities in the civil construction business, and the completion of construction of a wastewater project in the third quarter of 2000.

Other sales - net increased $1.1 million compared to the first half of 2000 due to increased activity in the operations of Datacom.

Other revenues - net increased $17.5 million compared to the same period in 2000. Other revenues in 2001 included a $19.6 million insurance settlement and other matters related to the Lawrence, Massachusetts facility, $5.7 million of development fees and other matters related to the Quezon plant in the Philippines, and insurance proceeds related to a waste wood plant. 2000 included a $12.2 million insurance settlement related to the Lawrence facility.

Net gain on sale of businesses for the six months ended June 30, 2001 included the gain of $1.9 million on the sale of the aviation ground handling operations at the Rome, Italy airport and a gain of $.6 million representing an adjustment on the sale of the aviation fixed base operations, partially offset by a loss of $.3 million on the sale of the ground handling business in Spain. The net loss on sale of businesses in the comparable period of 2000 included a loss of $.6 million on the sale of ADTI.

Total costs and expenses in the first half of 2001 decreased by $6.0 million compared to the first six months of 2000. This decrease reflects a decrease in the Energy segment of $17.8 million and a decrease in corporate unallocated overhead of $19.3 million, partially offset by an increase in the Other segment of $31.1 million due mainly to the inclusion of unsold aviation and entertainment businesses in 2001.

The Energy segment's plant operating expenses increased by $6.4 million in the six months ended June 30, 2001 compared to the same period of 2000. Operating expenses increased by approximately $39.8 million primarily due to increased fuel costs attributable to higher natural gas and oil prices, higher generation, primarily at waste-wood plants in California, the effect of increased provisions for doubtful accounts of approximately $8.0 million related mainly to receivables from California utilities (see Liquidity/Cash Flow below) and the commencement of operations at the Samalpatti project. This increase was partially offset by a decrease of $33.4 million in the environmental business, which was sold in November of 2000.

Construction costs decreased by $14.8 million for the six months ended 2001 compared to the comparable period of 2000. The decrease is due to the completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990, and completion of the construction of a wastewater project in the third quarter of 2000, partially offset by an increase in the civil construction business (which management anticipates will cease in early 2002) principally related to cost overruns on one individual project.

Depreciation and amortization expense decreased by $5.8 million in the first half of 2001 compared to the comparable period in 2000. This decrease is primarily related to a decrease of $7.1 million in corporate and other segment depreciation and amortization, which in 2000 included $5.7 million of accelerated amortization of a new data processing system. Also, Energy's depreciation and amortization expense increased by $1.3 million in the six months ended June 30, 2001 compared to 2000 primarily due to commencement of operation of the Samalpatti project in 2001, partially offset by the effect of accelerated depreciation in 2000 related to certain air pollution control equipment being replaced in connection with the Clean Air Act Amendments of 1990.

Debt service charges increased by $.2 million in the first half of 2001 compared to the comparable period of 2000. The increase is primarily due to project debt outstanding related to the Samalpatti project, partially offset by lower debt service expense due to lower project debt related to various facilities cause by redemption and maturity of bonds. The Energy segment had one interest rate swap agreement outstanding that resulted in additional debt service expense of $.9 million and $.6 million for the six month periods ended June 30, 2001 and 2000, respectively.

Other operating costs and expenses for the first six months of 2001 increased $15.0 million due to activity in the Other segment. This increase was due mainly to the inclusion of unsold aviation and entertainment businesses in 2001, which were included in discontinued operations in 2000. This increase was partially offset by the effect of the sale of ADTI in 2000.

Costs of goods sold for the first half of 2001 increased $3.5 million compared to the first half of 2000 due to activity in Other segment, mainly increased activity and increasing product costs at Datacom.

Selling, administrative and general expenses for the first six months of 2001 increased $5.0 million compared to the same period of 2001 due mainly to the inclusion in continuing operations of the unsold aviation and entertainment businesses in 2001. That increase was partially offset by a decrease in unallocated corporate overhead expenses that was fundamentally the result of a decrease in most overhead costs due to the wind-down of the Company's New York office. Selling, administrative and general expenses for the Energy segment decreased $4.0 million compared to the first half of 2000 principally due to the sale in November 2000 of the environmental consulting business.

Project development expenses in the six months ended June 30, 2001 decreased by $6.9 million from the same period in 2000. The decrease is mainly due to a decrease in overhead and other costs related to development in Asian market.

Other expenses-net decreased $10.2 million compared to the first half of 2000. This increase is due mainly to costs incurred in 2000 representing fees and expenses incurred in connection with the waiver by certain creditors of certain covenants and the extension of credit through July 2000, and fees and expenses incurred in connection with financing efforts to support the then-proposed recapitalization plan. In 2001, the effect of these 2000 costs was partially offset by the amortization of the Company's costs in securing its Revolving Credit and Participation Agreement (the "Agreement") in March 2001. Such costs are being amortized over one year.

Write-down of net assets held for sale in the six months ended June 30, 2001 relates to the Company's investment in its Australian venue management business. In the second quarter of 2001, Covanta management considered the status of recent offers and negotiations relating to that business, and current economic conditions, and recorded a pre-tax loss of $1.7 million.

Interest expense-net in the first half of 2001 decreased $3.6 million compared to the same period of 2000. Corporate interest expense-net decreased $4.0 million primarily due to lower average debt outstanding and lower rates on variable-rate debt, and an increase in interest income on cash balances. The Energy segment's interest expense - net decreased by $.8 million in 2001 compared to 2000 due mainly to interest income on cash balances partially offset by interest on debt associated with the Quezon project, which became operational in the second quarter of 2000. This debt was fully paid in March 2001. These decreases were partially offset by the Other segment's interest expense-net which increased $1.2 million due to the inclusion in continuing operations of the unsold aviation and entertainment businesses in 2001.

The effective tax rate for the six months ended June 30, 2001 was 38.4% compared to 4.5% for the same period of 2000. This increase in the effective rate was primarily due to pretax earnings in the current year period, versus pretax losses in the 2000 period for which certain tax benefits were not recognized, and increased domestic income resulting in an overall higher effective tax rate.

Discontinued Operations: In the first half of 2000 the loss from discontinued operations totaled $91.8 million. The loss before interest and taxes from discontinued operations was $102.1 million, primarily reflecting accrued net losses on the disposal of aviation and entertainment businesses, a provision for additional estimated pretax net operating losses from July 1, 2000 through the anticipated dates of sales of those remaining businesses legal, accounting, consulting and overhead expenses incurred in connection with the discontinuance of those businesses, and accelerated depreciation in connection with shortened estimated useful lives of management information systems.

Property, plant and equipment - net increased $145.6 million during the first six months of 2001 due mainly to the consolidation of two energy project companies that were previously accounted for under the equity method.

CAPITAL INVESTMENTS AND COMMITMENTS

For the six months ended June 30, 2001, capital investments amounted to $38.7 million, virtually all of which related to Energy.

At June 30, 2001, capital commitments amounted to $10.1 million for normal replacement and growth in Energy and $.1 million for Corporate and Other operations. Other capital commitments for Energy as of June 30, 2001 amounted to approximately $12.2 million. This amount includes a commitment to pay, in 2008, $10.6 million for a service contract extension at an energy facility. In addition, this amount includes $1.6 million for an oil-fired project in India.

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

During 1994, a subsidiary of Covanta entered into a 30-year facility management contract at the Corel Centre pursuant to which it agreed to advance funds to a customer, and if necessary, to assist the customer's refinancing of senior secured debt incurred in connection with the construction of the facility. Covanta is obligated to purchase such senior debt in the amount of $89.7 million on December 23, 2002, if the debt is not refinanced prior to that time. Covanta is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer in the amount of $47.6 million on December 23, 2002. In addition, as of June 30, 2001, the Company had guaranteed $3.3 million of senior secured term debt of an affiliate and principal tenant (the NHL Ottawa Senators) of this customer. Further, Covanta is obligated to purchase $19.8 million of the tenant's secured subordinated indebtedness on January 29, 2004, if such indebtedness has not been repaid or refinanced prior to that time. The Company is also exploring alternatives for disposing of these operations along with the related obligations.

Management does not expect that these arrangements will have material adverse effect on Covanta's Consolidated Financial Statements.

LIQUIDITY/CASH FLOW

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2001 was $30.9 million compared to $16.1 million in cash used by operating activities in the first half of 2000, resulting in an increase of $47.0 million. This increase primarily reflects an increase in net income from continuing operations of $38.5 million, an increase in accrued expenses of $67.6 million and increases in deferred income taxes and provisions for doubtful accounts of $9.8 million and $12.7 million, respectively. These increases were partially offset by increases in other assets and receivables of $36.8 million and $14.4 million, respectively, and a decrease in other liabilities of $22.1 million.

Net cash used in investing activities of continuing operations was $10.1 million lower than the comparable period of 2000 primarily relating to an increase in distributions from investees and joint ventures of $14.2 million, an increase in proceeds from sales of businesses of $9.0 million, and a decrease in investments in and advances to investees and joint ventures of $5.3 million. These decreases in cash used in investing activities were partially offset by an increase in investments in facilities of $14.7 million.

Net cash used in financing activities of continuing operations for the first half of 2001 was $14.9 million compared to cash used in financing activities of $194.2 million in the first half of 2000. This decrease in cash used of $179.3 million is due primarily to a decrease in restricted cash of $194.1 (used to repay debt) in the 2001 period and an increase in restricted cash of $177.5 million in the 2000 period. This net increase in cash provided was partially offset by a decrease in outstanding debt of $157.8 million, and an increase in funds held in trust of $35.0 million.

In addition, cash provided by discontinued operations in the six months of 2000 totaled $254.6 million representing mainly proceeds from the sales of Entertainment businesses partially offset by operating losses of discontinued businesses.

During the first six months of 2001, the Company sold its aviation ground handling business in Rome, Italy for approximately $10.0 million and its interest in the aviation business in Spain for approximately $1.8 million. In July 2001, the Company sold its interest in the airport privatization business in Colombia, South America for $9.7 million.

In connection with several of the sales of its noncore businesses, the Company is also entitled to certain deferred payments, subject to certain contingencies. In addition, the Company has contingent obligations under most of the related sale agreements with respect to liabilities arising before and, in some cases, after the consummation of the sale.

At June 30, 2001, the Company had approximately $88 million in cash and cash equivalents, of which $7 million related to net assets held for sale. In addition, as previously reported, the Company entered into a credit facility on March 14, 2001, which is more fully described below.

The Company's revolving credit and participation agreement (the "Master Credit Facility"), which matures on May 31, 2002 and is secured by substantially all of the Company's assets, provides the Company with a credit line of approximately $146 million, including a subfacility that may only be used to provide certain letters of credit that would potentially be required to be posted by the Company in the event that the Company's long-term debt rating were downgraded to below investment grade. As of June 30, letters of credit have been issued in the ordinary course for the Company's benefit using up most of the available line other than the subfacility. The Company does not expect to need other letters of credit to be issued under the main facility. The Master Credit Facility also provides for the coordinated administration of certain letters of credit issued in the normal course of business to secure performance under certain energy contracts (totaling $206 million), letters of credit issued to secure obligations relating to the Entertainment businesses (totaling $274 million) largely with respect to the Anaheim and Corel projects described above under "Capital Investments and Commitments," letters of credit issued in connection with the Company's insurance program (totaling $40 million) and letters of credit used for general corporate purposes (totaling $127 million). Of these letters of credit, approximately $190 million secure indebtedness included in the Company's balance sheet and $238 million relate to other obligations that are reflected in the notes to the financial statements. The balance relates principally to the Company's obligation under Energy contracts to pay damages should the Company commit a material performance default. The Company believes it is unlikely that such material defaults will occur.

Under the Master Credit Facility, the Company may make continued investments in existing and, to a more limited extent, new energy projects when funds are available and no other restrictions apply. The Company's ability to make investments in new energy projects is subject to several covenants including those relating to the Company's cash position, net worth and compliance with leverage and interest coverage tests. The Company does not have any current plans to make newly identified investment commitments in 2001 in order to support the Company's cash position and liquidity. However, it does not expect any substantial impact on the Company's anticipated business results in the current year or in 2002 as a result of these decisions.

The Company believes that it has sufficient sources of liquidity to fund its operations and its intended capital investments through funds from normal operations, continued asset sales and access to capital markets. The Company expects to complete the sale of its aviation fueling business within the next two months and its other remaining non-core businesses in the next twelve months. As previously disclosed, the Company executed a definitive agreement for sale of the aviation fueling business in July 2001. The successful completion of the sales processes for non-core assets and the actual amounts received may be impacted by general economic conditions in the markets in which these assets must be sold, and in some instances, necessary regulatory and third party consents.

Recent events in the California energy markets affected the state's two largest utilities and resulted in delayed payment for energy delivered by the Company's facilities in late 2000 and early 2001. Pacific Gas & Electric Company (PG&E) and Southern California Edison Company ("SCE") both suspended payments under long term power purchase agreements in the beginning of 2001. On March 26, 2001 the California Public Utilities Commission ("CPUC") approved a substantial rate increase and directed the utilities to make payments to suppliers for current energy deliveries. SCE has made payments for energy delivered since March 26, 2001. On April 6, 2001, PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Since that time PG&E is also in compliance with the CPUC order and is making payments for current energy deliveries. In mid-June the CPUC issued an order declaring as reasonable and prudent any power purchase amendment at a certain fixed-price for a five-year term. On June 18, 2001 and July 31, 2001 the Company entered into several agreements and amendments to power purchase agreements with SCE which contained the CPUC approved pricing for a term of five years, to commence upon the occurrence of certain events. In addition, in June SCE paid 10% of the outstanding receivables and agreed to a timetable by which the remaining 90% would be paid, which outstanding amount will earn interest. In July, the Company also entered into agreements with similar terms with PG&E. These agreements also contain the CPUC approved price and term, both of which are effective immediately. Unlike SCE, PG&E made no cash payments but did agree that the amount owed to the Company will earn interest at a rate to be determined by the Bankruptcy Court. PG&E agreed to assume the Company's power purchase agreements and elevate the outstanding payable to priority administrative claim status. The amount of the claim and interest will be settled prior to the finalization of PG&E's plan of reorganization. The Bankruptcy court approved the agreements, the power purchase agreements and the assumption of the contracts on July 13, 2001. As of June 30, 2001, the Company's outstanding net receivables from these two utilities totaled approximately $58.2 million (including the Company's 50% interest in several partnerships) net of reserves of approximately $19.4 million. Of those net receivables, approximately $13.7 million was due from PG&E. Disagreements with both SCE and PG&E still exist regarding the valuation of the pre-March 26, 2001 receivables. Resolution of these disagreements and payment of the receivables is likely to be received only upon the resolution of California's energy crisis and PG&E's bankruptcy. Therefore, the amounts received and the timeliness of payment are subject to legal, regulatory, and legislative developments. Although this matter is not free of doubt, the Company believes it will ultimately receive payments in full of these receivables.

Under the Master Credit Facility, the Company agreed to meet budgeted cash flows. The Company's ability to meet these tests could be adversely affected if payment of receivables for California power sales or completion of non-core asset sales are significantly delayed beyond the dates now contemplated. However, even if payments of these receivables or these asset sales are further delayed, the Company believes that it can meet these covenants by seeking access to capital markets, asset sales and through scheduling the incurrence of expenditures.

Further, to date the Company has been able to work with its creditors for certain obligations relating to the financing of its California assets to assure compliance with related project finance obligations that might have been adversely impacted by payment delay, and it expects that it will continue to be able to do so unless the status of the California utilities substantially deteriorates or for other unforeseen reasons.

The Company has commenced preliminary discussions with its banks to replace and/or extend the Master Credit Facility, which currently expires May 31, 2002. In conjunction with these efforts, the Company has begun to take steps to reduce the amount of letters of credit outstanding. Once a new facility is obtained, such facility will have to provide for such letters of credit that remain outstanding as of the termination date of the current Master Credit Facility.

The Company has filed a universal shelf registration statement on July 17, 2001 in the amount of $350 million. Once the registration statement is effective, the Company expects to have additional flexibility to effectuate a transaction, or transactions, in the public capital markets, that could provide for the refinancing or extinguishment of existing obligations that mature over the next several years, as well as to provide additional liquidity for both working capital purposes and for investments in electric power generation growth projects.


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

(a)      Environmental Matters

         (i) On June 8, 2001, we received from the United States Environmental Protection Agency (EPA) a "General Notice Letter" pursuant to CERCLA, naming Ogden Martin Systems of Haverhill, Inc. as one of 2000 named PRPs with respect to the Beede Waste Oil Superfund Site, Plaistow, New Hampshire. EPA alleges that the Haverhill facility disposed approximately 45,000 gallons of waste oil at the Site, a former recycling facility. The total volume of waste allegedly disposed by all PRPs at the Site is estimated by EPA as approximately 14,519,232 gallons. EPA's letter states that, to date, the costs of response actions completed or underway at the Site total approximately $14,900,000, exclusive of interest. EPA has invited all named PRPs to participate in settlement discussions with respect to their alleged liability at the Site. As a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, our share of liability, if any, cannot be determined at this time.

         (ii) On April 9, 2001, Ogden Ground Services, Inc. and "Ogden Aviation", together with approximately 250 other parties, were named by the County Attorney of Metropolitan Dade County, Florida as PRPs, pursuant to CERCLA, RCRA and state law, with respect to an environmental cleanup that is underway at Miami International Airport. A total of 17 PRPs, not including the Ogden entities, already have been sued by the County in this matter. The County Attorney alleges that, as a result of releases of hazardous substances, petroleum, and other wastes to soil, surface water, and groundwater at the Airport, the County has expended over $200,000,000 in response and investigation costs and expects to spend an additional $250,000,000 to complete necessary response actions. The County has invited all named PRPs who are not parties to the litigation to participate in settlement discussions with respect to their alleged liability at the Site. As a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, our share of liability, if any, cannot be determined at this time.

         (iii) On December 26, 2000, I. Schumann & Co. named us, Ogden Alloys, Inc., Ogden Metals, Inc. and American Motorists Insurance Company in a lawsuit filed in the United States District Court for the Northern District of Ohio. The lawsuit seeks reimbursement for response costs at a site formerly owned and operated by our subsidiary related entities, damages for breach of contract and judgment declaring that we and our named subsidiaries are responsible for certain future remediation costs. The plaintiff is seeking response costs in excess of $3,000,000 and unspecified damages from us. The Company believes it has valid defenses and has moved to dismiss the complaint.

         (iv) On May 25, 2000 the California Regional Water Quality Control Board, Central Valley Region (the "Board"), issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station ("Chinese Station"), a general partnership in which one of our subsidiaries owns 50% and which operates a wood-burning power plant located in Jamestown, California. This order arises from the use as fill material, by Chinese Station's neighboring property owner, of boiler bottom ash generated by Chinese Station. The order was issued jointly to Chinese Station and to the neighboring property owner as co-respondents. As required by the order, Chinese Station prepared an environmental site assessment and a clean closure work plan for the removal of the material, procured required permits, and conducted removal activities. The Board, by letter dated June 14, 2001, has alleged that as a result of time delays in completing the cleanup, respondents have a potential civil liability, as of that date, of $975,000. This matter remains under investigation by the Board and other state agencies with respect to alleged civil and criminal violations associated with the management of the material. Chinese Station believes it has valid defenses, and has filed a petition for review of the order.

         (v) On January 4, 2000 and January 21, 2000, United Air Lines, Inc. ("United") and American Airlines, Inc. ("American"), respectively, named Ogden New York Services, Inc. ("Ogden New York"), in two separate lawsuits filed in the Supreme Court of the State of New York. The lawsuits seek judgment declaring that Ogden New York is responsible for petroleum contamination at airport terminals formerly or currently leased by United and American at New York's Kennedy International Airport. These cases have been consolidated for joint trial. Both United and American allege that Ogden New York negligently caused discharges of petroleum at the airport and that Ogden New York is obligated to indemnify the airlines pursuant to the Fuel Services Agreements between Ogden New York and the respective airline. United and American further allege that Ogden New York is liable under New York's Navigation Law, which imposes liability on persons responsible for discharges of petroleum, and under common law theories of indemnity and contribution.

              The United complaint is asserted against Ogden New York, American, Delta Air Lines, Inc., Northwest Airlines Corporation and American Eagle Airlines, Inc. United is seeking $1,540,000 in technical contractor costs and $432,000 in legal expenses related to the investigation and remediation of contamination at the airport, as well as a declaration that Ogden New York and the airline defendants are responsible for all or a portion of future costs that United may incur.

              The American complaint, which is asserted against both Ogden New York and United, sets forth essentially the same legal basis for liability as the United complaint. American is seeking reimbursement of all or a portion of $4,600,000 allegedly expended in cleanup costs and legal fees it expects to incur to complete an investigation and cleanup that it is conducting under an administrative order with the New York State Department of Environmental Conservation. The estimate of those sums alleged in the complaint is $70,000,000.

              We dispute the allegations and believe that the damages sought are overstated in view of the Airlines' responsibility for the alleged contamination and that we have other defenses under our respective leases and permits with the Port Authority of New York and New Jersey.

         (vi) On December 23, 1999 Allied Services, Inc. ("Allied") was named as a third-party defendant in an action filed in the Superior Court of the State of New Jersey. The third-party complaint alleges that Allied generated hazardous substances at a reclamation facility known as the Swope Oil and Chemical Company Site, and that contamination migrated from the Swope Oil Site. Third-party plaintiffs seek contribution and indemnification from Allied and over 90 other third-party defendants for costs incurred and to be incurred for cleanup. This action was stayed, pending the outcome of first- and second-party claims. As a result of uncertainties regarding the source and scope of contamination, the large number of potentially responsible parties and the varying degrees of responsibility among various classes of potentially responsible parties, our share of liability, if any, cannot be determined at this time.

         (vii) On January 12, 1998, the Province of Newfoundland filed an Information against Airconsol Aviation Services Limited ("Airconsol") alleging that Airconsol violated provincial environmental laws in connection with a fuel spill on or about January 14, 1997 at Airconsol's fuel facility at the Deer Lake, Canada Airport. Airconsol contested the allegations and prevailed. The Court voided the Information. The Crown has appealed the Court's decision. We will continue to contest its alleged liability on appeal.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of Covanta Energy Corporation was held on May 23, 2001

         (b)                                   Name of Each other Director whose
              Name of Each Director Elected    Term of Office Continued
              -----------------------------    ------------------------

              Anthony J. Bolland                George L. Farr
              Scott G. Mackin                   Jeffrey F. Friedman
              Craig G. Matthews                 Helmut F.O. Volcker
              Robert E. Smith                   Norman G. Einspruch
                                                Homer A. Neal
                                                Joseph A. Tato
                                                Robert R. Womack

         (c) (i)  Proposal 1: Election four directors for a three year term.

               Name                           Votes For           Votes Withheld
               ----                           ---------           --------------

               Anthony J. Bolland             40,734,453           2,631,622
               Scott G. Mackin                40,468,575           2,897,500
               Craig G. Matthews              40,708,184           2,657,891
               Robert E. Smith                40,457,900           2,908,175

             (ii) Proposal 2: Ratification of the selection of Deloitte & Touche
                  LLP as independent public accountants of the corporation and its subsidiaries for the year 2001:

                  For                     Against             Abstain
                  ---                     -------             -------

                  43,133,641              178,415             54,019

            (iii) Proposal 3: Proposal submitted by a shareholder copying the
                  Board to obtain prior shareholder approval for all future agreements that provide compensation for senior executive if there is a change-in-control of the Company:

                  For                     Against             Abstain
                  ---                     -------             -------

                  11,054,541              21,596,854          2,352,740

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

         10.0 Material Contracts

              10.1 Employment Agreements

                   (a) Employment Agreement between the Company and Edward W. Moneypenny dated as of January 22, 2001 (filed herewith as Exhibit 10.1(a)).

         11 Detail of Computation of Earnings per Share Applicable to Common Stock (filed herewith as Exhibit 11)


         * INCORPORATED BY REFERENCE AS SET FORTH IN THE EXHIBIT INDEX OF THIS QUARTERLY REPORT ON FORM 10-Q.

         (b) Reports on Form 8-K

         Form 8-K Current Reports filed on May 16, 2001, May 17, 2001, June 14, 2001, and July 17, 2001 are incorporated herein by reference.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COVANTA ENERGY CORPORATION
                                              (Registrant)


Date: August 14, 2001                       By: /s/ EDWARD W. MONEYPENNY
                                             ----------------------------------
                                             Edward W. Moneypenny
                                             Executive Vice President
                                                and Chief Financial Officer

Date: August 14, 2001                       By: /s/ WILLIAM J. METZGER
                                             ---------------------------------
                                             William J. Metzger
                                             Vice President and
                                                Chief Accounting Officer

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

10.1          Employment Agreements.

              (a)  Employment Agreement between the Company         Filed herewith as Exhibit 10.1(a).
              and Edward W. Moneypenny dated as of
              January 22, 2001.

11            Detail of Computation of Earnings Per Share           Filed herewith as Exhibit 11.
              Applicable to Common Stock.