Form 10-Q
period 2001-09-30
COVANTA ENERGY CORP
filed 2001-11-14
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from              to
                                                   ------------    ------------


                          Commission file number 1-3122

                           Covanta Energy Corporation
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           13-5549268
---------------------------                        --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)


                 40 Lane Road, Fairfield, NJ                 07004
           ----------------------------------------------------------
            (Address or principal executive office)       (Zip code)


                                 (973) 882-9000
           ----------------------------------------------------------
                (Registrant's telephone number including area code)


                                 Not Applicable
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|     No  | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001; 49,827,129 shares of Common Stock, $.50 par value per share.

                          PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                  FOR THE NINE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                  -------------------------        --------------------------
                                                                   2001               2000          2001                2000
                                                                  ------             ------        ------              ------
                                                                       (In Thousands of Dollars, Except Per Share Data)
Service revenues                                                 $ 437,910         $ 439,725      $ 146,849        $  143,277
Electricity and steam sales                                        266,299           203,836         89,340            76,974
Equity in income of investees and joint ventures                    19,528            15,814          7,492             8,357
Construction revenues                                               36,953            55,569         18,922            13,842
Other sales - net                                                   29,063            32,647          8,060            12,697
Other - net                                                         29,773            12,188             43
Net gain (loss) on sale of businesses                                3,872            (1,044)         1,680              (410)
                                                                  --------          --------       --------          --------
Total revenues                                                     823,398           758,735        272,386           254,737
                                                                  --------          --------       --------          --------

Plant operating expenses                                           399,784           396,634        131,006           134,283
Construction costs                                                  48,041            62,989         18,565            18,720
Depreciation and amortization                                       74,985            83,325         25,051            27,572
Debt service charges                                                65,014            64,499         21,925            21,633
Other operating costs and expenses                                  48,833            17,270         19,281             2,669
Costs of goods sold                                                 34,081            28,558         12,540            10,483
Selling, administrative and general expenses                        54,761            51,998         16,129            18,373
Project development expenses                                         4,580            16,408          1,668             6,567
Other - net                                                         12,812            22,706          5,649             5,300
Writedown of net assets held for sale                               20,408                           18,717
                                                                  --------          --------       --------          --------
Total costs and expenses                                           763,299           744,387        270,531           245,600
                                                                  --------          --------       --------          --------

Consolidated operating income                                       60,099            14,348          1,855             9,137
Interest expense (net of interest income of $7,363, $6,239,
  $1,207 and $3,563, respectively)                                 (21,867)          (26,089)        (7,287)           (7,873)
                                                                  --------          --------       --------          --------
Income (loss) from continuing operations before
  income taxes and minority interests                               38,232           (11,741)        (5,432)            1,264
Income taxes                                                       (15,793)            3,003            971             2,422
Minority interests                                                  (4,728)           (3,149)        (1,701)             (985)
                                                                  --------          --------       --------          --------

Income (loss) from continuing operations                            17,711           (11,887)        (6,162)            2,701
Loss on disposal of discontinued operations, including
     provision for operating losses during phase-out
     period of $62,375 and $48,656, respectively
     (net of income tax benefit of YTD 2000, $29,272;
     Qtr. 2000, $16,518)                                                            (128,871)                         (37,072)
                                                                  --------          --------       --------          --------
Net Income (Loss)                                                   17,711          (140,758)        (6,162)          (34,371)
                                                                  --------          --------       --------          --------
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustments (net of income tax
     benefit of, YTD 2001, $585; Qtr. 2001, $160)                   (2,230)           (6,272)          (141)            1,428
Less:  Reclassification adjustment for translation adjustments
     included in loss from discontinued operations                                    25,332                           25,332
Unrealized holding losses arising during period                                         (295)                            (278)
                                                                  --------          --------       --------          --------
Other comprehensive income (loss)                                   (2,230)           18,765           (141)           26,482
                                                                  --------          --------       --------          --------
Comprehensive income (loss)                                       $ 15,481         $(121,993)      $ (6,303)         $ (7,889)
                                                                  ========          ========       ========          ========
Basic Earnings Per Share:
Income (loss) from continuing operations                          $   0.36          $  (0.24)      $  (0.12)         $   0.05
Income (loss) from discontinued operations                                             (2.60)                           (0.75)
                                                                  --------          --------       --------          --------
Net Income (Loss)                                                 $   0.36          $  (2.84)      $  (0.12)         $  (0.70)
                                                                  ========          ========       ========          ========

Diluted Earnings Per Share:
Income (loss) from continuing operations                          $   0.35          $  (0.24)      $  (0.12)         $   0.05
Income (loss) from discontinued operations                                             (2.60)                           (0.75)
                                                                  --------          --------       --------          --------
Net Income (Loss)                                                 $   0.35          $  (2.84)      $  (0.12)         $  (0.70)
                                                                  ========          ========       ========          ========

See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                            September 30, 2001     December 31, 2000
                                                            ------------------     -----------------
                                                                     (In Thousands Of Dollars)
Assets
Current Assets:
Cash and cash equivalents                                     $    61,271            $    80,643
Restricted cash                                                                          194,118
Restricted funds held in trust                                    132,606                 96,280
Receivables (less allowances:  2001, $28,390 and 2000,
  $19,234)                                                        273,419                247,914
Deferred income taxes                                              43,509                 36,514
Prepaid expenses and other current assets                          98,313                 77,239
Net assets held for sale                                           76,989                 70,614
                                                              -----------            -----------

Total current assets                                              686,107                803,322
Property, plant and equipment - net                             1,925,312              1,789,430
Restricted funds held in trust                                    155,607                157,061
Unbilled service and other receivables                            157,953                155,210
Unamortized contract acquisition costs                             84,001                 88,702
Goodwill and other intangible assets                               17,531                 14,944
Investments in and advances to investees and joint ventures       187,562                223,435
Other assets                                                       66,305                 63,347
                                                              -----------            -----------
Total Assets                                                  $ 3,280,378            $ 3,295,451
                                                              ===========            ===========
Liabilities and Shareholders' Equity
Liabilities:
Current Liabilities:
Current portion of long-term debt                             $    36,717            $   145,289
Current portion of project debt                                   105,766                 99,875
Current portion of convertible subordinated debentures             85,000
Accounts payable                                                   40,417                 41,106
Federal and foreign income taxes payable                              432
Accrued expenses, etc.                                            342,794                308,681
Deferred income                                                    43,333                 38,517
                                                              -----------            -----------

Total current liabilities                                         654,459                633,468
Long-term debt                                                    277,370                310,126
Project debt                                                    1,350,427              1,290,388
Deferred income taxes                                             334,748                315,931
Deferred income                                                   164,944                172,050
Other liabilities                                                 147,413                158,992
Minority interests                                                 38,451                 34,290
Convertible subordinated debentures                                63,650                148,650
                                                              -----------            -----------
Total Liabilities                                               3,031,462              3,063,895
                                                              ===========            ===========

Shareholders' Equity:
Serial cumulative convertible preferred stock, par value
    $1.00 per share; authorized, 4,000,000 shares; shares
    outstanding: 34,810 in 2001 and 35,582 in 2000, net of
    treasury shares of 29,820 in 2001 and 2000                         35                     36
Common Stock, par value $.50 per share; authorized,
    80,000,000 shares; shares outstanding: 49,827,129 in
    2001 and 49,645,459 in 2000, net of treasury shares of
    4,111,950 and 4,265,115, respectively                          24,914                 24,823
Capital surplus                                                   188,374                185,681
Notes receivable from key employees for common stock issuance      (1,049)                (1,049)
Unearned restricted stock compensation                               (855)
Earned surplus                                                     43,491                 25,829
Accumulated other comprehensive loss                               (5,994)                (3,764)
                                                              -----------            -----------

Total Shareholders' Equity                                        248,916                231,556
                                                              -----------            -----------

Total Liabilities and Shareholders' Equity                    $ 3,280,378            $ 3,295,451
                                                              ===========            ===========

See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                  NINE MONTHS ENDED                 YEAR ENDED
                                                                 September 30, 2001             December 31, 2000
                                                               SHARES          AMOUNTS        SHARES        AMOUNTS
                                                              --------        ---------      --------      ---------
                                                                 (In Thousands Of Dollars, Except Per Share Amounts)
Serial Cumulative Convertible Preferred
  Stock, Par Value $1.00 Per Share;
  Authorized, 4,000,000 Shares:
Balance at beginning of period                                   65,402       $      66         69,066    $      69
Shares converted into common stock                                 (772)             (1)        (3,664)          (3)
                                                             ----------       ---------     ----------    ---------
Total                                                            64,630              65         65,402           66
Treasury shares                                                 (29,820)            (30)       (29,820)         (30)
                                                             ----------       ---------     ----------    ---------
Balance at end of period (aggregate involuntary
  liquidation value  2001, $701)                                 34,810              35         35,582           36
                                                             ----------       ---------     ----------    ---------

Common Stock, Par Value $.50 Per Share;
  Authorized, 80,000,000 Shares:
Balance at beginning of period                               53,910,574          26,956     53,873,298       26,937
Exercise of stock options                                        23,898              12
Shares issued for acquisition                                                                   15,390            8
Conversion of preferred shares                                    4,607               2         21,886           11
                                                             ----------       ---------     ----------    ---------
Total                                                        53,939,079          26,970     53,910,574       26,956
                                                             ----------       ---------     ----------    ---------

Treasury shares at beginning of period                        4,265,115           2,133      4,405,103        2,203
Issuance of restricted stock                                   (114,199)            (57)      (139,988)         (70)
Exercise of stock options                                       (38,966)            (20)
                                                             ----------       ---------     ----------    ---------
Treasury shares at end of period                              4,111,950           2,056      4,265,115        2,133
                                                             ----------       ---------     ----------    ---------
Balance at end of period                                     49,827,129          24,914     49,645,459       24,823
                                                             ----------       ---------     ----------    ---------
Capital Surplus:
Balance at beginning of period                                                  185,681                     183,915
Exercise of stock options                                                           776
Issuance of restricted stock                                                      1,918                       1,602
Shares issued for acquisition                                                                                   172
Conversion of preferred shares                                                       (1)                         (8)
                                                                              ---------                   ---------

Balance at end of period                                                        188,374                     185,681
                                                                              ---------                   ---------
Notes receivable from key employees
  for common stock issuance                                                      (1,049)                     (1,049)
                                                                              ---------                   ---------
Unearned restricted stock compensation:
Issuance of restricted common stock                                              (1,567)
Amortization of unearned restricted stock compensation                              712
                                                                              ---------                   ---------
Balance at end of period                                                           (855)
                                                                              ---------                   ---------
Earned Surplus:
Balance at beginning of period                                                   25,829                     255,182
Net income (loss)                                                                17,711                    (229,285)
                                                                              ---------                   ---------
Total                                                                            43,540                      25,897
                                                                              ---------                   ---------
Preferred dividends per share 2001, $1.40625, and
  2000, $1.875                                                                       49                          68
                                                                              ---------                   ---------

Balance at end of period                                                         43,491                      25,829
                                                                              ---------                   ---------

Cumulative Translation Adjustment  Net                                           (5,585)                     (3,355)
                                                                              ---------                   ---------

Minimum Pension Liability Adjustment                                               (409)                       (409)
                                                                              ---------                   ---------

TOTAL SHAREHOLDERS' EQUITY                                                    $ 248,916                   $ 231,556
                                                                              =========                   =========




See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         -----------------------------
                                                                            2001               2000
                                                                         ----------         ----------
                                                                           (In Thousands Of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $  17,711          $(140,758)
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used in) Operating Activities of Continuing Operations:
Loss on disposal of discontinued operations                                                    128,871
Depreciation and amortization                                                74,985             83,325
Deferred income taxes                                                         5,266               (561)
Provision for doubtful accounts                                              16,756              1,805
Other                                                                        15,041             (6,992)
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                                                 (38,337)            (2,996)
Inventories                                                                                       (972)
Other assets                                                                (34,917)               792
Increase (Decrease) in Liabilities:
Accounts payable                                                             (9,669)           (19,366)
Accrued expenses                                                             13,156            (81,508)
Deferred income                                                             (11,507)           (14,814)
Other liabilities                                                             5,070                958
                                                                          ---------          ---------

Net cash provided by (used in) operating activities of continuing
  operations                                                                 53,555            (52,216)
                                                                          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses                                             22,045              4,577
Proceeds from sale of property, plant, and equipment                            932              6,233
Proceeds from sale of marketable securities available for sale                                   3,650
Investments in facilities                                                   (53,304)           (24,169)
Other capital expenditures                                                   (5,449)           (16,685)
Decrease in other receivables                                                 3,212              3,625
Distributions from investees and joint ventures                              24,257              7,793
Increase in investments in and advances to investees and joint ventures     (14,485)           (27,979)
                                                                          ---------          ---------
Net cash used in investing activities of continuing operations              (22,792)           (42,955)
                                                                          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing for facilities                                                                        94,975
Other new debt                                                               16,306
Increase in funds held in trust                                             (34,912)            (3,745)
Payment of debt                                                            (223,991)          (136,215)
Dividends paid                                                                  (49)               (50)
Decrease (Increase) in restricted cash                                      194,118           (147,950)
Proceeds from exercise of stock options                                         808
Other                                                                        (2,415)            (3,199)
                                                                          ---------          ---------

Net cash used in financing activities of continuing operations              (50,135)          (196,184)
                                                                          ---------          ---------

Net cash provided by discontinued operations                                                   249,850
                                                                          ---------          ---------

Net Decrease in Cash and Cash Equivalents                                   (19,372)           (41,505)
Cash and Cash Equivalents at Beginning of Period                             80,643            101,020
                                                                          ---------          ---------

Cash and Cash Equivalents at End of Period                                $  61,271          $  59,515
                                                                          =========          =========



See notes to condensed consolidated financial statements.

ITEM 1 - NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the operating results have been included in the statements.

On January 1, 2001, Covanta Energy Corporation, ("the Company") adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and has identified all derivatives within its scope. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. All derivatives are required to be recorded in the balance sheet as either an asset or liability measured at fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statement of income, and requires that a company must formally document, designate and assess the effectiveness of derivatives that receive hedge accounting.

The Company's policy is to enter into derivatives to protect the Company against fluctuations in interest rates and foreign currency exchange rates as they relate to specific assets and liabilities. The Company's policy is to not enter into derivative instruments for speculative purposes.

The adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on the results of operations of the Company and increased both assets and liabilities recorded on the January 1, 2001 balance sheet by approximately $12.3 million. The $12.3 million relates to the Company's interest rate swap agreement that economically fixes the interest rate on certain adjustable-rate revenue bonds reported in Project debt. The asset and liability recorded at January 1, 2001 were increased by $4.1 million during the nine months ended September 30, 2001 to adjust for an increase in the swap's fair value to $16.4 million at September 30, 2001. The swap agreement was entered into in September 1995 and expires in January 2019. Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the client community's obligation under the related service agreement. Accordingly, all payments under the swap agreement are a pass-through to the client community.

Under the swap agreement, the Company will pay an average fixed rate of 9.8% for 2001 through January 2005 and 5.18% thereafter through January 2019, and will receive a floating rate based on current municipal interest rates, similar to the rate on the adjustable-rate revenue bonds, unless certain triggering events occur (primarily credit events), which result in the floating rate converting to either a set percentage of LIBOR or a set percentage of the BMA Municipal Swap Index, at the option of the swap counterparty. In the event the Company terminates the swap prior to its maturity, the floating rate used for determination of settling the fair value of the swap would also be based on a set percentage of one of these two rates at the option of the counterparty. For the three-month periods ended September 30, 2001 and 2000, the floating rates on the swap averaged 2.04% and 3.87%, respectively. The notional amount of the swap at September 30, 2001 and December 31, 2000 was $80.2 million and is reduced in accordance with the scheduled repayments of the applicable revenue bonds.

The Company implemented SFAS No. 133 based on the current rules and guidance in place as of January 1, 2001 and has applied the guidance issued since then by the Financial Accounting Standards Board's Derivative Implementation Group.

In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits use of the pooling-of-interests method. The adoption of SFAS No. 141 had no impact on the Company's financial position and results of operation.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires upon adoption the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption and to evaluate for impairment the carrying value of goodwill on an annual basis thereafter. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

Also, in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for the Company on January 1, 2003. SFAS No. 143 requires that a liability for asset retirement obligations be recognized in the period in which it is incurred if it can be reasonably estimated. It also requires such costs to be capitalized as part of the related asset and amortized over such asset's remaining useful life.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2003. SFAS No. 144 replaces SFAS No. 121 and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This SFAS applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at lower of carrying amount or fair value less costs to sell. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The Company is currently assessing but has not yet determined the effect of adoption of SFAS Nos. 142, 143 and 144 on its financial position and results of operations.

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

At December 31, 2000, the Company had substantially completed its sales of the discontinued operations and, therefore, reclassified the remaining unsold aviation and entertainment businesses in the accompanying December 31, 2000 balance sheet to present those businesses as net assets held for sale. Those businesses include: the venue management businesses at the Arrowhead Pond Arena in Anaheim, California, and the Corel Centre near Ottawa, Canada; the Company's interest in certain entertainment assets in Argentina; the Company's aviation fueling business; and the Company's interests in aviation businesses in Spain and Colombia. The Company's aviation ground handling operations at the Rome airport in Italy were sold in February 2001 for approximately $10.0 million, and the Company's interest in the aviation cargo operations in Spain was sold in May 2001 for approximately $1.8 million. In July 2001, the Company sold its interest in the airport privatization business in Colombia, South America for $9.7 million and reached agreement to sell its aviation cargo operations fueling business. In November 2001, the Company disposed of Datacom Custom Manufacturing, Inc. ("Datacom"), a contract manufacturing company located in Mexico, by transferring the stock of Datacom to the purchaser, in return for a payment to the purchaser of $200,000, plus a contingent note receivable. For the next three years, the Company will receive 50% of Datacom's cash flow. The amount of the contingent payment is capped at $7,500,000. These non-core businesses are reported in the "Other" segment at December 31, 2000 and for the nine months ended September 30, 2001. Another non-core business included in Net Assets Held for Sale is Compania General de Sondeos, S.A. ("CGS"), an environmental and infrastructure company in Spain. CGS is reported in the Energy segment in the nine-month periods ended September 30, 2001 and 2000. The Company expects to dispose of these remaining businesses during the next twelve months. Revenues and loss from discontinued operations (expressed in thousands of dollars) for the three months and nine months ended September 30, 2000, were as follows:

                                           Nine Months           Three Months
                                       Ended September 30     Ended September 30
                                       ------------------     ------------------

           Revenues                       $   365,546             $    62,498
                                          ===========             ===========

           Loss Before Income
             Taxes and Minority
             Interests                    $  (158,053)                (53,587)

           Benefit for Income Taxes           (29,272)                (16,518)

           Minority Interests                      90                       3
                                          -----------             -----------

           Loss from Discontinued
             Operations                   $  (128,871)             $  (37,072)
                                          ===========             ===========

Revenues and loss before income taxes from net assets held for sale (expressed in thousands of dollars) for the three months and nine months ended September 30, 2001, which are included in continuing operations in 2001, were as follows:

                                           Nine Months           Three Months
                                       Ended September 30     Ended September 30
                                       ------------------     ------------------

           Revenues                       $    78,495             $    26,268
                                          ===========             ===========

           Loss Before Income Taxes       $   (27,730)            $   (22,602)
                                          ===========             ===========

On January 1, 2001, the Company stopped recording depreciation and amortization expense related to net assets held for sale, which had the effect of decreasing the loss before income taxes by approximately $3.5 million for the nine months ended September 30, 2001. Also, in the second and third quarters of 2001, Covanta management considered current economic conditions, and the status of recent offers and negotiations relating to the Company's investments in Australian venue management businesses, Datacom and CGS. In the third quarter, the Company hired financial advisors to market Datacom for sale. A limited number of offers were received, and the Company concluded that it would not realize the book value of Datacom in a sale. Therefore the Company recorded a write-down of net assets held for sale of $16.8 million related to Datacom. It also recorded write-downs of net assets held for sale of $1.7 million in the second quarter and $1.9 million in the third quarter for the Australian venue management business and CGS, respectively.

Net assets held for sale (expressed in thousands of dollars) at September 30, 2001 and December 31, 2000 were as follows:

                                          September 30, 2001   December 31, 2000
                                          ------------------   -----------------

      Current Assets                          $    57,557         $    73,237
      Property, Plant and Equipment - net          21,421              19,939
      Other Assets                                 47,752              73,310
      Notes Payable and Current Portion of
         Long-Term Debt                            (2,096)            (28,651)
      Other Current Liabilities                   (44,397)            (52,053)
      Long-Term Debt                                  (63)               (670)
      Other Liabilities                            (3,185)            (14,498)
                                              -----------         -----------
      Net Assets Held for Sale                $    76,989         $    70,614
                                              ===========         ===========

The increase in net assets held for sale during the nine months ended September 30, 2001 is due mainly to the contribution of $25.0 million to an entertainment operation to pay certain of that operation's debt in connection with the closing of the Master Credit Facility, offset partially by the write-downs and sales referred to above (see Liquidity/Cash Flow below).

Special Charges:

As a result of the Company's Board of Directors' plan to dispose of its aviation and entertainment businesses and close its New York City headquarters, and its plan to exit other noncore businesses, the Company incurred various expenses in 1999 which were recognized in its continuing and discontinued operations. In addition, the Company incurred various expenses in 2000 relating to its decisions to reorganize its development office in Hong Kong and its Energy headquarters in New Jersey. Certain of those charges related to severance costs for its New York City employees and Energy employees, contract termination costs of its former Chairman and Chief Executive Officer, office closure costs, and professional services related to the Energy reorganization, will mostly be paid out over the next two years. The following is a summary of those costs and related payments during the three months ended September 30, 2001 (expressed in thousands of dollars):

                                                      AMOUNTS PAID     ADJUSTMENTS
                                                      DURING THREE     DURING THREE
                                       BALANCE AT     MONTHS ENDED     MONTHS ENDED      BALANCE AT
                                     JUNE 30, 2001   SEPT. 30, 2001   SEPT. 30, 2001   SEPT. 30, 2001
                                     -------------   --------------   --------------   --------------
Severance for 217 New York employees   $   21,500       $   (2,600)                       $   18,900
Severance for 80 Energy employees           4,800           (1,700)                            3,100
Contract termination settlement               400                                                400
Bank fees                                   2,100             (700)      $   (1,400)
Office closure costs                        3,500             (600)                            2,900
                                       ----------       -----------      ----------       ----------
                                       $   32,300       $   (5,600)      $   (1,400)      $   25,300
                                       ==========       ==========       ==========       ==========

Of the New York employees, 24 employees were terminated during 1999;
139 employees were terminated during 2000; 11 employees were terminated in 2001 through September 30, 2001. As of September 30, 2001 the Company expected to terminate the remaining 43 employees after the remaining Aviation businesses are sold.

On July 17, 2001 the Company announced that it had reached a definitive agreement to sell its aviation fueling business to Allied Holdings Corporation, an affiliate of Tampa Pipeline Corporation. The agreement is subject to closing conditions including the receipt of third party consents and approvals (including the approval of the Port Authority of New York and New Jersey (the "Port Authority"). The transaction was initially expected to close no later than about October 15. However, given the impact of the events of September 11, 2001 on the aviation industry and the Port Authority, the sale is likely to be separated into two components: one component would involve the Port Authority (the Port Authority component), and the other component would relate to the balance of the sale (the non-Port Authority component). The non-Port Authority component is expected to close on or before December 31, 2001 (subject to the receipt of approvals). No closing date has been set for the Port Authority component pending Port Authority approval of the sale.

All 80 of the Energy employees have been terminated during 2001.

During the three months ended September 30, 2001, it was determined that the remaining accrual for bank fees of $1.4 million was not necessary and was reversed.

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

In mid-June the CPUC issued an order declaring as reasonable and prudent any power purchase amendment at a certain fixed-price for a five-year term. On June 18, 2001 and July 31, 2001 the Company entered into several agreements and amendments to power purchase agreements with SCE which contained the CPUC approved pricing for a term of five years, to commence upon the occurrence of events relating to improvements in SCE's financial condition. In addition, in June SCE paid 10% of the outstanding receivables and agreed to a timetable by which the remaining 90% would be paid, which outstanding amount will earn interest.

The agreements with SCE contemplated the passage of legislation by the California State Legislature or other actions that would trigger payment to the Company. In late October SCE reached a settlement of a lawsuit brought against the CPUC concerning the CPUC's failure to allow SCE to pass cost increases through to its ratepayers. The settlement achieved the same goals as the proposed legislation which was to provide a path for SCE to achieve creditworthiness. The SCE Agreements are not impacted by the settlement except for the timing of the payment of past due amounts and the start of the fixed price period for energy sales. The Company is in discussions with SCE regarding the timing issues. The settlement was approved by the Federal Court. A consumer group has requested a stay pending an appeal.

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

On October 30, 2001, the Company transferred $14.9 million of the outstanding PG&E receivables for $13.4 million to a financial institution. Of this amount, $8.5 million (which related to receivables not subject to pricing disputes with PG&E) was paid in immediate cash. The balance, $4.9 million (which related to receivables to which there are pricing disputes) was placed in escrow until the resolution of those disputes or the conclusion of the PG&E bankruptcy. The remaining $1.5 million represents the 10% discount charged by the financial institution.

Disagreements with both SCE and PG&E exist regarding the valuation of the pre-March 26, 2001 receivables. Resolution of these disagreements and payment of the receivables is likely to occur only upon the restoration of SCE to creditworthiness, the resolution of the pricing issues by the CPUC and in the case of PG&E, the resolution of the PG&E bankruptcy. Although this matter is not free of doubt, the Company believes it will ultimately receive payments in full of the net amount of these receivables.

Earnings Per Share:


                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                     2001                                        2000
                                  ------------------------------------------------------------------------------------
                                     Income         Shares       Per-Share       Income         Shares       Per-Share
                                  (Numerator)    (Denominator)     Amount     (Numerator)    (Denominator)     Amount
                                  -----------    -------------     ------     -----------    -------------     ------
                                                          (In thousands, except per share amounts)
Income (loss) from
  continuing operations            $  (6,162)                                  $   2,701
Less: preferred stock dividend            16                                          16
                                   ---------                                   ---------
Basic Earnings (Loss) Per Share       (6,178)         49,703      $ (0.12)         2,685         49,544        $  0.05
                                                                  -------                                      -------
Effect of Dilutive Securities:

Stock options                                            (A)                                         68

Restricted stock                                         (A)                                         81

Convertible preferred stock                              (A)                                        (A)

6% convertible debentures                                (A)                                        (A)

5 3/4% convertible debentures                            (A)                                        (A)
                                   ------------------------                    -----------------------

Diluted Earnings (Loss) Per Share  $  (6,178)         49,703      $ (0.12)     $   2,685         49,693        $  0.05
                                   --------------------------------------      ---------------------------------------

(A)  Antidilutive

Note:

Basic earnings per common share was computed by dividing net income (loss), reduced by preferred stock dividend requirements, by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per common share was computed on the assumption that all convertible debentures, convertible preferred stock, restricted stock and stock options converted or exercised during each period, or outstanding at the end of each period were converted at the beginning of each period or the date of issuance or grant, if dilutive. This computation provides for the elimination of related convertible debenture interest and preferred dividends.

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was 2,614,000 and 5,378,000 for the quarters ended September 30, 2001 and 2000, respectively. Shares of common stock to be issued, assuming conversion of convertible preferred stock, the 6% convertible debentures, the 5 3/4% convertible debentures, stock options and unvested restricted stock issued to employees and directors were not included in computation of diluted earnings per share if to do so would have been antidilutive. The common shares excluded from the calculation were 209,000 and 217,000 for conversion of preferred stock in the quarters ended September 30, 2001 and 2000, respectively;2,175,000 for the quarters ended September 30, 2001 and 2000 for the 6% debentures; 1,524,000 for the quarters ended September 30, 2001 and 2000 for the 5 3/4% debentures:
161,000 for the quarter ended September 30, 2001 for stock options; and 117,000 for unvested restricted stock in the quarter ended September 30, 2001.


Earnings Per Share:

                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     2001                                        2000
                                  ------------------------------------------------------------------------------------
                                     Income         Shares       Per-Share       Income         Shares       Per-Share
                                  (Numerator)    (Denominator)     Amount     (Numerator)    (Denominator)     Amount
                                  -----------    -------------     ------     -----------    -------------     ------
                                                          (In thousands, except per share amounts)
Income (loss) from
  continuing operations            $  17,711                                   $ (11,887)
Less: preferred stock dividend            49                                          50
                                   ---------                                   ---------
Basic Earnings (Loss) Per Share       17,662          49,659      $  0.36        (11,937)        49,525        $ (0.24)
                                                                  -------                                      -------

Effect of Dilutive Securities:

Stock options                                            169                                        (A)

Restricted stock                                          70                                        (A)

Convertible preferred stock               49             141                                        (A)

6% convertible debentures                                (A)                                        (A)

5 3/4% convertible debentures                            (A)                                        (A)
                                   ------------------------                    -----------------------

Diluted Earnings (Loss) Per Share  $  17,711          50,039      $  0.35      $ (11,937)        49,525        $ (0.24)
                                   --------------------------------------      ---------------------------------------

(B)  Antidilutive

Note:

Basic earnings per common share was computed by dividing net income (loss), reduced by preferred stock dividend requirements, by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per common share was computed on the assumption that all convertible debentures, convertible preferred stock, restricted stock and stock options converted or exercised during each period, or outstanding at the end of each period were converted at the beginning of each period or the date of issuance or grant, if dilutive. This computation provides for the elimination of related convertible debenture interest and preferred dividends.

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was 2,589,000 and 6,060,000 for the nine months ended September 30, 2001 and 2000, respectively. Shares of common stock to be issued, assuming conversion of convertible preferred stock, the 6% convertible debentures, the 5 3/4% convertible debentures, stock options, and unvested restricted stock issued to employees and directors were not included in computations of diluted earnings per share if to do so would have been antidilutive. The common shares excluded from the calculation were 70,000 and 222,000 for conversion of preferred stock for the nine months ended September 30, 2001 and 2000, respectively; 2,175,000 for the nine months ended September 30, 2001 and 2000 for the 6% debentures; 1,524,000 for the nine months ended September 30, 2001 and 2000 for the 5 3/4% debentures; 54,000 and 30,000 for the nine months ended September 30, 2001 and 2000, respectively, for stock options; and 39,000 and 75,000 for unvested restricted stock for the nine months ended September 30, 2001 and 2000, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues and income (loss) from continuing operations by segment for the three months and the nine months ended September 30, 2001 and 2000 (expressed in thousands of dollars) were as follows:


     Information Concerning         Nine Months Ended September 30,   Three Months Ended September 30,
     Business Segments                   2001             2000              2001             2000
------------------------------------------------------------------------------------------------------
     Revenues:
     Energy                          $  742,328       $  722,084        $  247,495       $  242,246
     Other                               79,500           36,651            24,891           12,491
     Corporate                            1,570                0                 0                0
                                      ---------        ---------         ---------        ---------

     Total Revenues                  $  823,398       $  758,735        $  272,386       $  254,737
                                      =========        =========         =========        =========

     Income (loss) from Operations:
     Energy                          $  120,316       $   74,810        $   38,563       $   25,853
     Other                              (36,980)         (15,654)          (26,481)          (4,219)
                                      ---------        ---------         ---------        ---------

     Total Income from Operations        83,336           59,156            12,082           21,634

     Corporate unallocated income
        and expenses-net                (23,237)         (44,808)          (10,227)         (12,497)
     Interest-net                       (21,867)         (26,089)           (7,287)          (7,873)
                                      ---------        ---------         ---------        ---------

     Income (loss) from continuing
        operations before income
        taxes and minority interests $   38,232       $  (11,741)       $   (5,432)      $    1,264
                                      =========        =========         =========        =========


Quarter Ended September 30, 2001 vs. Quarter Ended September 30, 2000

Continuing Operations: Revenues for the quarter ended September 30, 2001 were $17.6 million higher than the comparable period of 2000 primarily reflecting an increase in Other segment revenues of $12.4 million, and an increase in Energy segment revenues of $5.2 million.

Service revenues in 2001 increased $3.6 million compared to the quarter ended September 30, 2000. Energy service revenues in 2001 decreased $11.0 million primarily due to a decrease of $19.5 million related to the environmental consulting business which was sold in November 2000, partially offset by an increase of $8.5 million due mainly to contractual annual escalation adjustments at many plants, increased growth in the supplemental waste business, increased Dual Sand System sales and a water service operating agreement with the City of Bessemer, Alabama, which began in October 2000. The Other segment's service revenues increased $14.6 million due primarily to the inclusion in continuing operations of the unsold aviation and entertainment businesses in 2001, which were included in discontinued operations in 2000.

Electricity and steam sales revenue increased $12.4 million compared to the third quarter of 2000, attributable mainly to our Samalpatti, India project commencing operation in the second quarter of 2001, partially offset by lower energy pricing experienced primarily at plants in California.

Equity in income of investees and joint ventures for the three months ended September 30, 2001 decreased $.9 million compared to the same period in 2000. The decrease is primarily attributable to lower energy pricing at joint ventures in California, partially offset by an increase at our Quezon project in the Philippines due to operating efficiencies, and net equity income related to unsold aviation and entertainment joint ventures.

Construction revenues for the three months ended September 30, 2001 increased $5.1 million from the comparable period in 2000. The increase is attributable to the commencement of construction of a water desalination project in Tampa, Florida in the second quarter of 2001, partially offset by the completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990, the decision to wind-down activities in the civil construction business, and the completion of construction of a wastewater project in the third quarter of 2000.

Other sales - net decreased $4.6 million compared to the third quarter of 2000 due mainly to decreased activity in the operations of Datacom associated with Genicom Corporation (Genicom), its major customer. Datacom was sold in November 2001.

There was no significant other revenues - net in the third quarters of 2001 and 2000.

Net gain on sale of businesses for the three months ended September 30, 2001 included a gain of $1.4 million on the sale of the Company's interest in the airport privatization business in Colombia, South America. The three months ended September 30, 2000 included an adjustment to the loss on the sale of Applied Data Technology, Inc. ("ADTI") of $.4 million.

Total costs and expenses in the third quarter of 2001 increased by $24.9 million compared to the third quarter of 2000. This increase reflects an increase in the Other segment of $35.6 million due mainly to the inclusion of unsold aviation and entertainment businesses in 2001, partially offset by a decrease in the Energy segment of $7.5 million and a decrease in corporate unallocated overhead of $2.7 million.

The Energy segment's plant operating expenses decreased by $3.3 million in the three months ended September 30, 2001 compared to the same period of 2000. Operating expenses decreased by $14.2 million in the environmental business, which was sold in November of 2000, partially offset by an increase due to the commencement of operations of the Samalpatti project and the commencement of operations at a wastewater project.

Construction costs decreased by $.2 million for the three months ended September 30, 2001 compared to the comparable period of 2000. The decrease is due to the completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990, completion of the construction of a wastewater project in the third quarter of 2000, and a decrease in the civil construction business (which management anticipates will cease during 2002), partially offset by an increase due to the commencement of construction of the water desalination project.

Depreciation and amortization expense decreased by $2.5 million in the third quarter 2001 compared to the comparable period in 2000. This decrease is primarily related to a $3.4 million decrease in corporate and other depreciation and amortization, which in 2000 included $2.9 million of accelerated amortization of a new data processing system. Also, Energy's depreciation and amortization expense increased by $.8 million in the three months ended September 30, 2001 compared to 2000 primarily due to the commencement of operations of the Samalpatti project in 2001.

Debt service charges increased by $.3 million in the third quarter of 2001 versus the comparable period of 2000. The increase is primarily due to project debt outstanding related to the Samalpatti project, offset by lower debt service expense due to lower project debt related to various facilities caused by redemption and maturity of bonds. The Energy segment had one interest rate swap agreement outstanding that resulted in additional debt service expense of $.6 million and $.3 million for the three month periods ended September 30, 2001 and 2000, respectively.

Other operating costs and expenses for the third quarter of 2001 increased $16.6 million due to activity in the Other segment. This increase was due mainly to the inclusion of unsold aviation and entertainment businesses in 2001, which were included in discontinued operations in 2000.

Costs of goods sold for the third quarter of 2001 increased $2.1 million compared to the third quarter of 2000 due to activity in the Other segment, mainly increased product costs at Datacom.

Selling, administrative and general expenses for the third quarter of 2001 decreased $2.2 million compared to the same period of 2000 due mainly to by a decrease in unallocated corporate overhead expenses that was fundamentally the result of a decrease in most overhead costs due to the wind-down of the Company's New York office, partially offset by the inclusion in continuing operations of the unsold aviation and entertainment businesses in 2001. Selling, administrative and general expenses for the Energy segment decreased $2.2 million compared to the third quarter of 2000 principally due to the sale in November 2000 of the environmental consulting business.

Project development expenses for the three months ended September 30, 2001 decreased by $4.9 million from the same period in 2000. The decrease is mainly due to a decrease in overhead and other costs related to development in the Asian market.

Other expenses-net increased $.3 million compared to the third quarter of 2000. This increase is due mainly to costs incurred in 2001 representing the amortization of the Company's costs in securing its Revolving Credit and Participation Agreement (the "Agreement") in March 2001. Such costs are being amortized over one year. In 2000, Other expenses - net represented fees and expenses incurred in connection with the waiver by certain creditors of certain covenants and the extension of credit through November 2000, and fees and expenses incurred in connection with financing efforts to support the then-proposed recapitalization plan.

Write-down of net assets held for sale in the three months ended September 30, 2001 relates to the Company's investments in Datacom and CGS. In the third quarter of 2001, Covanta management considered the status of recent offers and negotiations leading to the sale of Datacom in November 2001 and the anticipated disposal of CGS, and recorded a total pre-tax loss of $18.7 million of which $16.8 million related to Datacom and $1.9 million related to CGS.

Interest expense-net in the third quarter of 2001 decreased $.6 million compared to the same period of 2000. Corporate interest expense-net increased $1.6 million primarily due to lower interest income on proceeds from the sale of businesses included in discontinued operations in 2000, partially offset by lower average debt outstanding and lower interest rates on variable-rate debt. The Energy segment's interest expense - net decreased by $1.9 million in 2001 compared to 2000 due to lower debt outstanding caused mainly by payments on debt associated with the Quezon project and an increase in interest income on cash balances.

The effective tax rate for the three months ended September 30, 2001 was a 17.9% benefit compared to a (191.6)% provision for the same period of 2000. This increase in the effective rate resulting in tax benefits was primarily due to the greater extent in 2001 to which pretax losses generated tax benefits.

Discontinued Operations: In the third quarter of 2000, all aviation and entertainment businesses were accounted for as discontinued operations while such unsold businesses were accounted for in continuing operations in the third quarter of 2001. In the third quarter of 2000 the loss from discontinued operations totaled $37.1 million. The loss before interest and taxes from discontinued operations was $52.4 million, primarily reflecting accrued net losses of $44.5 million on the disposal of aviation and entertainment businesses, and a provision of $8.5 million for additional estimated pretax net operating losses from October 1, 2000 through the anticipated dates of sales of those remaining businesses. Results of operations from those businesses were substantially offset by legal, accounting, consulting and overhead expenses incurred in connection with the discontinuance of those businesses and accelerated depreciation in connection with shortened estimated useful lives of management information systems.

Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

Continuing Operations: Revenues for the nine months ended September 30, 2001 were $64.7 million higher than the comparable period of 2000 primarily reflecting an increase in Other segment revenues of $42.8 million, and an increase in Energy segment revenues of $20.2 million.

Service Revenues in 2001 decreased $1.8 million compared to the first nine months of 2000. Energy service revenues in 2001 decreased $41.7 million primarily due to a decrease of $59.4 million related to the environmental consulting business which was sold in November 2000, partially offset by an increase of $17.7 million due mainly to contractual annual escalation adjustments at many plants, increases in the supplemental waste business, increased Dual Sand System sales and a water service operating agreement with the City of Bessemer which began in October 2000. The Other segment's service revenues increased $39.9 million mainly due to the inclusion in continuing operations of $44.9 million related to unsold aviation and entertainment businesses in 2001, which were included in discontinued operations in 2000, partially offset by a decrease of $4.9 million due to the sale of ADTI in the first quarter of 2000.

Electricity and steam sales revenue increased $62.5 million compared to the same period in 2000, attributable mainly to the Samalpatti project commencing operation and increased production and favorable energy pricing experienced primarily at plants in California as well as increased pricing experienced at certain waste-to-energy plants with merchant energy capacity.

Equity in income of investees and joint ventures for the nine months ended September 30, 2001 increased $3.7 million compared to the same period in 2000. The increase is primarily attributable to the Quezon project in the Philippines, which commenced operations in the second quarter of 2000, partially offset by a decrease at a joint venture due to lower contractual energy rates.

Construction revenues for the nine months ended September 30, 2001 decreased $18.6 million from the comparable period in 2000. The decrease is attributable to the completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990, the decision to wind-down activities in the civil construction business, and the completion of construction of a wastewater project in the third quarter of 2000, partially offset by the commencement of the water desalination project.

Other sales - net decreased $3.6 million compared to the first three quarters of 2000 due to decreased activity in the operations of Datacom.

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

Net gain on sale of businesses for the nine months ended September 30, 2001 included the gain of $1.9 million on the sale of the aviation ground handling operations at the Rome, Italy airport, a gain of $.8 million representing an adjustment on the sale of the aviation fixed base operations, and a gain of $1.4 million on the sale of the Company's interest in the airport privatization business in Colombia, South America partially offset by a loss of $.3 million on the sale of the ground handling business in Spain. The net loss on sale of businesses in the comparable period of 2000 included a loss of $1.0 million on the sale of ADTI.

Total costs and expenses in the first nine months of 2001 increased by $18.9 million compared to the first nine months of 2000. This increase reflects an increase in the Other segment of $65.7 million due mainly to the inclusion of unsold aviation and entertainment businesses in 2001 partially offset by a decrease in the Energy segment of $25.3 million and a decrease in corporate unallocated overhead of $21.5 million.

The Energy segment's plant operating expenses increased by $3.2 million in the nine months ended September 30, 2001 compared to the same period of 2000. Operating expenses increased due to increased fuel costs attributable to higher natural gas and oil prices, higher generation, primarily at waste-wood plants in California, the effect of increased provisions for doubtful accounts of approximately $8.0 million related mainly to receivables from California utilities (see Liquidity/Cash Flow below), the commencement of operations at the Samalpatti project and the commencement of operations at a wastewater project. These increases were partially offset by a decrease of $47.5 million in the environmental business, which was sold in November 2000.

Construction costs decreased by $14.9 million for the nine months ended 2001 compared to the comparable period of 2000. The decrease is due to the completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990, completion of the construction of a wastewater project in the third quarter of 2000, and a decrease in the civil construction business (which management anticipates will cease in 2002), partially offset by an increase due to the commencement of construction of a water desalination project.

Depreciation and amortization expense decreased by $8.3 million in the first three quarters of 2001 compared to the comparable period in 2000. This decrease is primarily related to a $9.8 million decrease in corporate and other segment depreciation and amortization, which in 2000 included $8.6 million of accelerated amortization of a new data processing system. Also, Energy's depreciation and amortization expense increased by $2.1 million in the nine months ended September 30, 2001 compared to 2000 primarily due to commencement of operation of the Samalpatti project in 2001, partially offset by the effect of accelerated depreciation in 2000 related to certain air pollution control equipment being replaced in connection with the Clean Air Act Amendments of 1990.

Debt service charges increased by $.5 million in the first three quarters of 2001 compared to the comparable period of 2000. The increase is primarily due to project debt outstanding related to the Samalpatti project, partially offset by lower debt service expense due to lower project debt related to various facilities cause by redemption and maturity of bonds. The Energy segment had one interest rate swap agreement outstanding that resulted in additional debt service expense of $1.5 million and $.8 million for the nine month periods ended September 30, 2001 and 2000, respectively.

Other operating costs and expenses for the first nine months of 2001 increased $31.6 million due to activity in the Other segment. This increase was due mainly to the inclusion of unsold aviation and entertainment businesses in 2001, which were included in discontinued operations in 2000. This increase was partially offset by the effect of the sale of ADTI in 2000.

Costs of goods sold for the first three quarters of 2001 increased $5.5 million compared to the three quarters of 2000 due to activity in Other segment, mainly increased product costs at Datacom.

Selling, administrative and general expenses for the first nine months of 2001 increased $2.8 million compared to the same period of 2001. This increase is due mainly to the inclusion in continuing operations of the unsold aviation and entertainment businesses in 2001. That increase was partially offset by a decrease in unallocated corporate overhead expenses that was fundamentally the result of a decrease in most overhead costs due to the wind-down of the Company's New York office. Selling, administrative and general expenses for the Energy segment decreased $6.2 million compared to the first nine months of 2000 principally due to the sale in November 2000 of the environmental consulting business.

Project development expenses in the nine months ended September 30, 2001 decreased by $11.8 million from the same period in 2000. The decrease is mainly due to a decrease in overhead and other costs related to development in Asian market.

Other expenses-net decreased $9.9 million compared to the first three quarters of 2000. This increase is due mainly to costs incurred in 2000 representing fees and expenses incurred in connection with the waiver by certain creditors of certain covenants and the extension of credit through November 2000, and fees and expenses incurred in connection with financing efforts to support the then-proposed recapitalization plan. In 2001, the effect of these 2000 costs was partially offset by the amortization of the Company's costs in securing its Revolving Credit and Participation Agreement (the "Agreement") in March 2001. Such costs are being amortized over one year.

Write-down of net assets held for sale in the nine months ended September 30, 2001 relates to the Company's investments in its Australian venue management business, Datacom and CGS. In the second and third quarters of 2001, Covanta management considered the status of recent offers and negotiations leading to the sale of Datacom in November 2001 and the anticipated disposal of CGS and the Australian venue management business, and recorded pre-tax losses of $20.4 million.

Interest expense-net in the first nine months of 2001 decreased $4.2 million compared to the same period of 2000. Corporate interest expense-net decreased $2.3 million primarily due to lower average debt outstanding and lower rates on variable-rate debt, partially offset by a decrease in interest income on cash balances. The Energy segment's interest expense - net decreased by $3.2 million in 2001 compared to 2000 due mainly to interest income on cash balances and a decrease in interest expense caused mainly by payments on debt associated with the Quezon project. This debt was fully paid in March 2001. These decreases were partially offset by the Other segment's interest expense-net which increased $1.3 million due to the inclusion in continuing operations of the unsold aviation and entertainment businesses in 2001.

The effective tax rate for the nine months ended September 30, 2001 was 41.3% compared to 25.6% for the same period of 2000. This increase in the effective rate was primarily due to pretax earnings in the current year period, versus pretax losses in the 2000 period for which certain tax benefits were not recognized, and increased domestic income in the current year resulting in an overall higher effective tax rate.

Discontinued Operations: In the first three quarters of 2000 the loss from discontinued operations totaled $128.9 million. The loss before interest and taxes from discontinued operations was $154.5 million, primarily reflecting accrued net losses of $102.3 million on the disposal of aviation and entertainment businesses, a provision of $8.5 million for additional estimated pretax net operating losses from October 1, 2000 through the anticipated dates of sales of those remaining businesses, legal, accounting, consulting and overhead expenses incurred in connection with the discontinuance of those businesses, and accelerated depreciation in connection with shortened estimated useful lives of management information systems.

Property, plant and equipment - net increased $135.9 million during the first nine months of 2001 due mainly to the consolidation of two energy project companies that were previously accounted for under the equity method.


CAPITAL INVESTMENTS AND COMMITMENTS

For the nine months ended September 30, 2001, capital investments amounted to $58.7 million, virtually all of which related to Energy.

At September 30, 2001, capital commitments amounted to $9.9 million for normal replacement and growth in Energy. Other capital commitments for Energy as of September 30, 2001 amounted to approximately $12.9 million. This amount includes a commitment to pay, in 2008, $10.6 million for a service contract extension at an energy facility. In addition, this amount includes $2.3 million for an oil-fired project in India which commenced operations in September 2001.

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

The Company did not include its interests in either the Arrowhead Pond in Anaheim, California or the Corel Centre near Ottawa, Canada as part of the sale of its Venue Management business in September 2000. The Company manages the Arrowhead Pond under a long-term contract. As part of this contract, the Company is a party, along with the City of Anaheim, to a reimbursement agreement, in connection with a letter of credit in the amount of approximately $119.0. Under the reimbursement agreement, the Company is responsible for draws, if any, under the letter of credit caused by the Company's failure to perform its duties under its management contract at that venue which include its obligation to pay shortfalls, if any, if net revenues of the venue are insufficient to pay debt service underlying the venue. The Company is also the reimbursement party on a $26 million letter of credit relating to a lease transaction for that facility. The Company is exploring alternatives for disposing of these operations along with the reimbursement agreement and related obligations.

During 1994, a subsidiary of Covanta entered into a 30-year facility management contract at the Corel Centre pursuant to which it agreed to advance funds to a customer, and if necessary, to assist the customer's refinancing of senior secured debt incurred in connection with the construction of the facility. Covanta is obligated to purchase such senior debt in the amount of $86.1 million on December 23, 2002, if the debt is not refinanced prior to that time. Covanta is also required to repurchase the outstanding amount of certain subordinated secured debt of such customer in the amount of $45.7 million on December 23, 2002. The Company expects that both series of debt will be refinanced for an additional 5 years upon terms substantially similar to those currently in effect. In addition, as of September 30, 2001, the Company had guaranteed $3.2 million of senior secured term debt of an affiliate and principal tenant (the NHL Ottawa Senators) of this customer. Further, Covanta is obligated to purchase $19.0 million of the tenant's secured subordinated indebtedness on January 29, 2004, if such indebtedness has not been repaid or refinanced prior to that time. Of these commitments, approximately $119 million are secured by letters of credit. The Company is also exploring alternatives for disposing of these operations along with the related obligations.

The Company is engaged in ongoing investigation and remediation actions with respect to seven airports where it provides aviation fueling services on a cost-plus basis pursuant to contracts with individual airlines, consortia of airlines and operators of airports. The Company estimates the costs of those ongoing actions will be approximately $4,000,000 (over several years), and that airlines, airports and others will reimburse it for substantially all these costs. To date, the Company's right to reimbursement for remedial costs has been challenged successfully in one prior case in which the court found that the cost-plus contract in question did not provide for recovery of costs resulting from the Company's own negligence. Except in that instance, and in one other, the Company has not been alleged to have acted with negligence.


LIQUIDITY/CASH FLOW

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2001 was $53.6 million compared to $52.2 million in cash used by operating activities in the first half of 2000, resulting in an increase of $105.8 million. This increase primarily reflects an increase in net income from continuing operations of $29.6 million, a decrease in accounts payable and accrued expenses of $9.7 million and $94.7 million and increases in deferred income taxes, provisions for doubtful accounts and other of $5.8 million, $15.0 million, and $22.3 million, respectively. These increases were partially offset by increases in receivables and other assets of $35.3 million and $35.7 million, respectively.

Net cash used in investing activities of continuing operations was $20.2 million lower than the comparable period of 2000 primarily relating to an increase in distributions from investees and joint ventures of $16.5 million, an increase in proceeds from sales of businesses of $17.5 million, and a decrease in investments in and advances to investees and joint ventures of $13.5 million. These decreases in cash used in investing activities were partially offset by an increase in investments in facilities of $29.1 million.

Net cash used in financing activities of continuing operations for the first three quarters of 2001 was $50.1 million compared to cash used in financing activities of $196.2 million in the first three quarters of 2000. This decrease in cash used of $146.0 million is due primarily to a decrease in restricted cash of $194.1 million (used to repay debt) in the 2001 period and an increase in restricted cash of $148.0 million in the 2000 period. This net increase in cash provided was partially offset by a decrease in outstanding debt of $166.4 million, and an increase in funds held in trust of $31.2 million.

In addition, cash provided by discontinued operations in the nine months of 2000 totaled $249.9 million representing mainly proceeds from the sales of Entertainment businesses partially offset by operating losses of discontinued businesses.

During the first nine months of 2001, the Company sold a) its aviation ground handling business in Rome, Italy for gross proceeds of approximately $10.0 million, b) its interest in the aviation business in Spain for approximately $1.8 million; and c) its interest in the airport privatization business in Colombia, South America for $9.7 million.

In connection with several of the sales of its noncore businesses, the Company is also entitled to certain deferred payments, subject to certain contingencies. In addition, the Company has contingent obligations under most of the related sale agreements with respect to liabilities arising before and, in some cases, after the consummation of the sale.

At September 30, 2001, the Company had approximately $69.1 million in cash and cash equivalents, of which $7.9 million related to net assets held for sale. In addition, as previously reported, the Company entered into a credit facility on March 14, 2001, which is more fully described below.

The Company's revolving credit and participation agreement (the "Master Credit Facility"), which matures on May 31, 2002 and is secured by substantially all of the Company's assets, provides the Company with a credit line of approximately $146 million, including a subfacility that may only be used to provide certain letters of credit that would potentially be required to be posted by the Company in the event that the Company's long-term debt rating were downgraded to below investment grade. As of September 30, 2001, letters of credit have been issued in the ordinary course for the Company's benefit using up most of the available line other than the subfacility. The Company does not expect to need other letters of credit to be issued under the main facility. The Master Credit Facility also provides for the coordinated administration of certain letters of credit issued in the normal course of business to secure performance under certain energy contracts (totaling $208 million), letters of credit issued to secure obligations relating to the Entertainment businesses (totaling $274 million) largely with respect to the Anaheim and Corel projects described above under "Capital Investments and Commitments," letters of credit issued in connection with the Company's insurance program (totaling $40 million) and letters of credit used for general corporate purposes (totaling $127 million). Of these letters of credit, approximately $195 million secure indebtedness included in the Company's balance sheet and $238 million relate to other obligations that are reflected in the notes to the financial statements. These letters of credit can be drawn upon if the Company defaults on the obligations secured by the letter of credit or fails to provide replacement letters of credit as the current ones expire. The balance relates principally to the Company's obligation under Energy contracts to pay damages. The Company believes it is unlikely that such material defaults will occur.

On September 28, 2001, the Company amended its Master Credit Facility with its lenders. The amendments to the agreement include adjustments to financial covenants until December 31, 2001 to reflect changes in the schedule of payments for the past energy sales to California utilities and the timing of the Company's remaining non-core asset sales, the Company's agreement not to make investments in newly identified independent power projects until maturity of the facility in May 2002, and requisite approval of at least 8 banks holding more than 60% of the aggregate revolving loan exposure held by the 32 banks in the bank group as a condition to the issuance of letters of credit the Company might be required to deliver were its credit rating reduced below investment grade.

The financial covenants of the Master Credit Facility include the following:

Minimum Debt Service Coverage Ratio - This is the ratio of the (a) the sum of Consolidated Operating Income (as shown in our Consolidated Statement of Income), plus LOC Fees (defined in the Master Credit Facility as letter of credit, fees, commitment fees and amortization of agency and termination fees) to the extent included in Operating Income, and Minority Interest (as shown on our consolidated statement of income) to (b) the total interest expense on our indebtedness, plus LOC Fees, less interest income of the Company. For this purpose, indebtedness does not include indebtedness with respect to which recourse is limited to the assets financed with the proceeds of such indebtedness or the equity securities of the borrower ("project debt" as shown on the balance sheet). The numerator of this ratio is referred to as "Adjusted EBIT." The Master Credit Facility provides that this ratio must not be less than the following:

                  Fiscal Quarter Ending:

                  March 31, 2001                     0.53 : 1.00
                  June 30, 2001                      1.00 : 1.00
                  September 30, 2001                 1.34 : 1.00
                  December 31, 2001                  1.41 : 1.00
                  March 31, 2002                     1.73 : 1.00

Maximum Leverage Ratio - This is the ratio of the Company's net indebtedness to Adjusted EBIT for the four quarters then ended. For this purpose, net indebtedness is the Company's obligations for borrowed money plus deferred purchase price, if any, recorded on its consolidated balance sheet (which was zero at December 31, 2000), less cash and domestic cash equivalents, less the Convertible Debentures, less Project Debt. The Master Credit Facility provides that this ratio must exceed the following:

                  Fiscal Quarter Ending:

                  March 31, 2001                     7.86 : 1.00
                  June 30, 2001                      3.41 : 1.00
                  September 30, 2001                 2.58 : 1.00
                  December 31, 2001                  2.29 : 1.00
                  March 31, 2002                     2.00 : 1.00

Consolidated Net Worth - This is the sum of capital stock, capital surplus and earned surplus as shown on the Company's consolidated balance sheet. The Master Credit Facility provides that for the first quarter of 2001, consolidated net worth must exceed the amount of consolidated net worth shown on the Company's consolidated balance sheet as of December 31, 2000. For each succeeding quarter, the permitted minimum net worth is increased by 75% of the Company's consolidated net income (but not net loss) for such quarter.

On August 15, 2001, the Company disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2001, that it does not have any current plans to make newly identified investment commitments in 2001 in order to support the Company's cash position and liquidity. However, it does not expect any substantial impact on the Company's anticipated business results in the current year or in 2002 as a result of these decisions.

The Company believes that funds from operations, continued asset sales and access to the capital markets will be adequate for these purposes during 2002. However, access to these sources may not be available on a timely basis, and the Company may need to obtain additional short-term borrowing from its current lenders. The Company is developing a financing plan which it believes will be acceptable by its lenders for these purposes but there are no assurances that the lenders will agree.

The Company is targeting to complete the sale of a portion of its aviation fueling business by December 31, 2001 and the remaining portion of its aviation fueling business and the remaining non-core businesses in the next twelve months. As previously noted, the Company executed a definitive agreement for sale of the aviation fueling business in July 2001. The successful completion of the sales processes for non-core assets and the actual amounts received may be impacted by general economic conditions in the markets in which these assets must be sold, and in some instances, necessary regulatory and third party consents.

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

In mid-June the CPUC issued an order declaring as reasonable and prudent any power purchase amendment at a certain fixed-price for a five-year term. On June 18, 2001 and July 31, 2001 the Company entered into several agreements and amendments to power purchase agreements with SCE which contained the CPUC approved pricing for a term of five years, to commence upon the occurrence of events relating to improvements in SCE's financial condition. In addition, in June SCE paid 10% of the outstanding receivables and agreed to a timetable by which the remaining 90% would be paid, which outstanding amount will earn interest.

The agreements with SCE contemplated the passage of legislation by the California State Legislature or other actions that would trigger payment to the Company. In late October SCE reached a settlement of a lawsuit brought against the CPUC concerning the CPUC's failure to allow SCE to pass cost increases through to its ratepayers. The settlement achieved the same goals as the proposed legislation which was to provide a path for SCE to achieve creditworthiness. The SCE Agreements are not impacted by the settlement except for the timing of the payment of past due amounts and the start of the fixed price period for energy sales. The Company is in discussions with SCE regarding the timing issues. The settlement was approved by the Federal Court. A consumer group has requested a stay pending an appeal.

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

On October 30, 2001, the Company transferred $14.9 million of the outstanding PG&E receivables for $13.4 million to a financial institution. Of this amount, $8.5 million (which related to receivables not subject to pricing disputes with PG&E) was paid in immediate cash. The balance, $4.9 million (which related to receivables to which there are pricing disputes) was placed in escrow until the resolution of those disputes or the conclusion of the PG&E bankruptcy. The remaining $1.5 million represents the 10% discount charged by the financial institution.

Disagreements with both SCE and PG&E exist regarding the valuation of the pre-March 26, 2001 receivables. Resolution of these disagreements and payment of the receivables is likely to occur only upon the restoration of SCE to creditworthiness, the resolution of the pricing issues by the CPUC and in the case of PG&E, the resolution of the PG&E bankruptcy. Although this matter is not free of doubt, the Company believes it will ultimately receive payments in full of the net amount of these receivables.

Under its Master Credit Facility, the Company agreed to meet budgeted cash flows. The Company's ability to meet these tests has been adversely affected due to the late payment of receivables for California power sales and the delays in completion of non-core asset sales. As a result of these business conditions, the Company has requested and received amendments to its financial covenants under the Master Credit Facility through December 31, 2001. At this time, the Company expects that it will require amendments to the financial covenants regarding the Company's cash usage and its net worth to remain in compliance with the terms of the Master Credit Facility. Although amendments to the Company's financial covenants are not assured, it believes that it will be able to construct a plan that will be accepted by the lender banks and thereby be able to obtain the required amendments to allow the Company to conduct its operations in the ordinary course of business. Such plan could involve further rescheduling of expenditures, accessing capital markets (either private or public) and other strategic alternatives.

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

The Company filed a universal shelf registration statement on July 17, 2001 in the amount of $350 million. Once the registration statement is effective, the Company expects to have additional flexibility to effectuate a transaction, or transactions, in the capital markets, that could provide for the refinancing or extinguishment of existing obligations that mature over the next several years, as well as to provide additional liquidity for both working capital purposes and for investments in electric power generation growth projects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into derivative financial instruments, as defined by SFAS No. 133, for trading purposes. All such derivatives are entered into for other than trading purposes. At December 31, 2000 the Company had entered into only one such derivative (see below).

Interest Rate Risk

The Company has long-term debt and project debt outstanding that subject the Company to the risk of increased interest expense due to rising market interest rates. Of the Company's total long-term debt, approximately $260,000,000 was floating rate at December 31, 2000, of which $113.7 million was paid off in March 2001. Of the project debt, $406.5 million was floating rate at December 31 2000. However, of that floating rate project debt, $139 million related to waste-to-energy projects where, because of their contractual structure, interest rate risk is borne by our client communities since debt service is passed through to those clients. Although the Company has from time to time entered into financial instruments to reduce the impact of changes in interest rates, the Company had only one interest rate swap outstanding at December 31, 2000 in the notional amounts of $80,220,000 related to floating rate project debt. Gains and losses on this swap are for the account of the client community. The Company does not typically hedge its interest rate exposure on its debt.

Foreign Currency Exchange Rate Risk

The Company has investments in Energy projects in various foreign countries, including the Philippines, China, India, Thailand, and Bangladesh, and to a much lesser degree, Italy and Spain. The Company does not enter into currency transactions to hedge its exposure to fluctuations in currency exchange rates. Instead the Company attempts to mitigate its currency risks by structuring its project contracts so that its revenues and fuel costs are denominated in U.S. dollars, or so that its revenues are indexed to or "linked" to the U.S. dollar. This leads the Company to treat the U.S. dollar as the functional currency at most of its international projects. Therefore, only local operating expenses are exposed to currency risks. However, at projects where the functional currency is other than the U.S. dollar, exchange fluctuations generally also have the effect of increasing or decreasing the foreign currency translation adjustment included in the Company' stockholders' equity on its balance sheet. At December 31, 2001, the Company had recorded a $3.4 million loss in cumulative net translation adjustments. The cumulative translation adjustments will be reflected in earnings and cash flows only when the related projects are disposed of.

Certain exceptions to this exist. At December 31, 2000, the Company has $11,400,000 of project debt denominated in Thai Baht in connection with the Sahacogen project in Thailand. Exchange rate fluctuations related to this debt are recorded as adjustments to the recorded amount of the debt and as foreign currency gains and losses included in net income. This is the only debt on the Company's balance sheet that is denominated in a foreign currency.

Commodity Price Risk

The Company has not entered into futures, forward contracts, swaps and options to hedge purchase and sale commitments, fuel requirements, inventories or other commodities. The Company attempts to mitigate the risk of market fluctuations of energy and fuel by structuring contracts related to its Energy projects as fixed price contracts to that energy sales and fuel costs are "locked in" for the same term. Certain power sales agreements related to domestic projects provide for energy sales prices linked to the "avoided costs" of producing such energy and, therefore, fluctuate with various economic factors. The Company is exposed to commodity price risk at those projects. At other plants, fuel costs are contractually included in our electricity revenues, or fuel is provided by our customers. Also, at most of our waste-to-energy facilities, commodity price risk is mitigated in that either most commodity costs used in the operation of those facilities are borne by our client communities, or our service revenues are adjusted to reflect fluctuations in various price indices which are indicative of, in part, changes in prices of natural gas, electricity, auxiliary fuel, and the cost of certain commodities used in the operation of those facilities.

Generally, the Company is protected against fluctuations in the cost of waste disposal (i.e., "tip fees") through long-term disposal contracts at its waste-to-energy facilities. At three owned waste-to-energy facilities, differing amounts of waste disposal capacity are not subject to long-term contracts and, therefore, the Company is exposed to the risk of fluctuations in tip fees.

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

         The Company may be identified, along with other entities, as being among parties potentially responsible for contribution for costs associated with the correction and remediation of environmental contamination at disposal sites subject to CERCLA and/or analogous state laws. In certain instances the Company may be exposed to joint and several liability for remedial action or damages. The Company's ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations.

         The Company is engaged in ongoing investigation and remediation actions with respect to seven airports where it provides aviation fueling services on a cost-plus basis pursuant to contracts with individual airlines, consortia of airlines and operators of airports. The Company estimates the costs of those ongoing actions (determined as of October 1, 2001) will be about $4,000,000, and that airlines, airports and others will reimburse it for substantially all of these costs. To date, the Company's right to reimbursement for remedial costs has been challenged successfully in one prior case in which the court found that the cost-plus contract in question did not provide for recovery of costs resulting from the Company's own negligence. Except in that instance, and in the United/American litigation noted below, the Company has not been alleged to have acted with negligence.

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

(a)      Environmental Matters

         (i) On June 8, 2001, we received from the United States Environmental Protection Agency (EPA) a "General Notice Letter" pursuant to CERCLA, naming Ogden Martin Systems of Haverhill, Inc. as one of 2000 named PRPs with respect to the Beede Waste Oil Superfund Site ("Site"), Plaistow, New Hampshire. EPA alleges that the Haverhill facility disposed approximately 45,000 gallons of waste oil at the Site, a former recycling facility. The total volume of waste allegedly disposed by all PRPs at the Site is estimated by EPA as approximately 14,519,232 gallons. EPA's letter states that, to date, the costs of response actions completed or underway at the Site total approximately $14,900,000, exclusive of interest. EPA expects to issue its proposed remedy for the Site by December 31, 2001, and has indicated that its proposed remedy will cost approximately $46,000,000. EPA has invited all named PRPs to participate in settlement discussions with respect to their alleged liability at the Site. On August 7, 2001, we responded to EPA's General Notice Letter by stating our willingness to participate in settlement discussions along with other PRPs. As a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, our share of liability, if any, cannot be determined at this time.

         (ii) On April 9, 2001, Ogden Ground Services, Inc. and "Ogden Aviation" (collectively "Ogden"), together with approximately 250 other parties, were named by the County Attorney of Metropolitan Dade County, Florida as PRPs, pursuant to CERCLA, RCRA and state law, with respect to an environmental cleanup that is underway at Miami International Airport. A total of 17 PRPs, not including the Ogden entities, already have been sued by the County in this matter. The County Attorney alleges that, as a result of releases of hazardous substances, petroleum, and other wastes to soil, surface water, and groundwater at the Airport, the County has expended over $200,000,000 in response and investigation costs and expects to spend an additional $250,000,000 to complete necessary response actions. The County has invited all named PRPs who are not parties to the litigation to participate in settlement discussions with respect to their alleged liability at the Site. An Interim Joint Defense Group has been formed among PRPs, including Ogden entities. As a result of uncertainties regarding the source and scope of the contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, our share of liability, if any, cannot be determined at this time.

         (iii) On December 26, 2000, I. Schumann & Co. named us, Ogden Alloys, Inc., Ogden Metals, Inc. and American Motorists Insurance Company in a lawsuit filed in the United States District Court for the Northern District of Ohio. The lawsuit sought reimbursement for response costs at a site formerly owned and operated by our subsidiary related entities, damages for breach of contract and judgment declaring that we and our named subsidiaries are responsible for certain future remediation costs. The plaintiff sought response costs in excess of $3,000,000 and unspecified damages from us. The Company moved to dismiss the Complaint, and on August 9, 2001, the magistrate judge recommended to the Court that the Company's motion be denied in part and granted in part. The Company has settled this case without the Company owing any payment to the plaintiff. On November 1, 2001, plaintiff filed with the Court a Stipulation of Dismissal With Prejudice.

         (iv) On May 25, 2000 the California Regional Water Quality Control Board, Central Valley Region (the "Board"), issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station ("Chinese Station"), a general partnership in which one of our subsidiaries owns 50% and which operates a wood-burning power plant located in Jamestown, California. This order arises from the use as fill material, by Chinese Station's neighboring property owner, of boiler bottom ash generated by Chinese Station. The order was issued jointly to Chinese Station and to the neighboring property owner as co-respondents. As required by the order, Chinese Station prepared an environmental site assessment and a clean closure work plan for the removal of the material, procured required permits, and conducted removal activities. On November 2, 2001, Chinese Station submitted its Clean Closure Report to the Board. The Board, by letter dated June 14, 2001, has alleged respondents have a potential civil liability, as of that date, of $975,000. This matter remains under investigation by the Board and other state agencies with respect to alleged civil and criminal violations associated with the management of the material. Chinese Station believes it has valid defenses, and has filed a petition for review of the order.

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

         10.0 Material Contracts

              10.1(a) First Amendment to Revolving Credit and Participation Agreement, dated as of July 30, 2001, among the Company, the Subsidiaries listed on the signature pages thereof as Borrowers, the Loan Parties listed therein, Bank of America, N.A., as Administrative Agent, and Deutsche Bank AG, New York Branch, as Documentation Agent, transmitted herewith as Exhibit 10.1(a).

              10.1(b) Second Amendment to Revolving Credit and Participation Agreement, dated as of August 31, 2001, among the Company, the Subsidiaries listed on the signature pages thereof as Borrowers, the Loan Parties listed therein, Bank of America, N.A., as Administrative Agent, and Deutsche Bank AG, New York Branch, as Documentation Agent, transmitted herewith as Exhibit 10.1(b).

         * INCORPORATED BY REFERENCE AS SET FORTH IN THE EXHIBIT INDEX OF THIS QUARTERLY REPORT ON FORM 10-Q.

         (b) Reports on Form 8-K

         Form 8-K Current Reports filed on July 17, 2001, August 15, 2001, August 21, 2001, and August 28, 2001 are incorporated herein by reference.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COVANTA ENERGY CORPORATION
                                              (Registrant)


Date: November 14, 2001                      By: /s/ EDWARD W. MONEYPENNY
                                             ----------------------------------
                                             Edward W. Moneypenny
                                             Executive Vice President
                                                and Chief Financial Officer

Date: November 14, 2001                      By: /s/ WILLIAM J. METZGER
                                             ---------------------------------
                                             William J. Metzger
                                             Vice President and
                                                Chief Accounting Officer

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

10.1(a)       First Amendment to Revolving Credit and               Filed herewith as Exhibit 10.1(a).
              Participation Agreement, dated as of July 30, 2001,
              among the Company, the Subsidiaries listed on the
              signature pages thereof as Borrowers, the Loan
              Parties listed therein, Bank of America, N.A., as
              Administrative Agent, and Deutsche Bank AG, New York
              Branch, as Documentation Agent, transmitted herewith
              as Exhibit 10.1(a).

10.1(b)       Second Amendment to Revolving Credit and              Filed herewith as Exhibit 10.1(b).
              Participation Agreement, dated as of August 31,
              2001, among the Company, the Subsidiaries listed on
              the signature pages thereof as Borrowers, the Loan
              Parties listed therein, Bank of America, N.A., as
              Administrative Agent, and Deutsche Bank AG, New York
              Branch, as Documentation Agent, transmitted herewith
              as Exhibit 10.1(b).
