Form 10-K
period 2001-12-31
COVANTA ENERGY CORP
filed 2002-07-19
CIK 73902

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________

                         COMMISSION FILE NUMBER: 1-3122

                           COVANTA ENERGY CORPORATION
                       (formerly named Ogden Corporation)

             (Exact name of registrant as specified in its charter)

          DELAWARE                                      13-5549268
          --------                                      ----------
(State or Other Jurisdiction                         (I.R.S. Employee
of Incorporation or Organization)                   Identification No.)

    40 Lane Road, Fairfield, N.J.                          07004
    -----------------------------                          -----
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number including area code - (973) 882-9000

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
    Title of each class                                Which Registered
    -------------------                           ------------------------
           None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.50 per share
            $1.875 Cumulative Convertible Preferred Stock (Series A)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of registrant's voting stock and preferred stock held by non-affiliates of the registrant as of June 10, 2002, based on the closing price of such stock on the National Quotation Bureau's Pink Sheets was as follows:

Common Stock, par value $.50 per share              $ 797,252.52
$1.875 Cumulative Convertible

Preferred Stock (Series A)                          $  11,567.15

The number of shares of the registrant's Common Stock outstanding as of June 10, 2002 was 49,828,284 shares. The number of shares of the registrant's $1.875 Cumulative Convertible Preferred Stock (Series A) outstanding as of June 10, 2002 was 33,049 shares.

                                     PART I

ITEM 1.  BUSINESS

         Covanta Energy Corporation (hereinafter, together with its consolidated subsidiaries, referred to as "Covanta" or the "Company") develops, owns and operates energy generating facilities and water and wastewater facilities in the United States and abroad.

         Covanta Energy Corporation is the new name of Ogden Corporation effective as of March 13, 2001. The Company was incorporated in Delaware as a public utilities holding company on August 4, 1939. In 1948, the Company registered with the Securities and Exchange Commission (the "SEC") as a closed-end investment company. Following several acquisitions, the Company no longer qualified as an investment company and from 1953 until 1999 operated as a diversified holding company operating through subsidiaries. In May 1966, Ogden was listed on the New York Stock Exchange.

         Prior to September 1999, the Company conducted its business through operating groups within each of three principal business units, Energy, Entertainment and Aviation. In September 1999, the Company adopted a plan to discontinue its Entertainment and Aviation operations, to pursue the sale or other disposition of these businesses, to pay down corporate debt and to concentrate on its businesses previously being conducted through its Ogden Energy Group, Inc. subsidiary. Since September 1999, the Company implemented its plan to sell discontinued businesses. That process was largely completed in 2000 and 2001. As of June 10, 2002, the principal Entertainment and Aviation assets that remain unsold are:

         (1) the businesses associated with the Arrowhead Pond Arena in Anaheim, California, and with the Corel Centre in Ottawa, Canada and the Ottawa Senators hockey team;

         (2) the Company's assets in Argentina related to a casino and an exhibition center; the casino assets are under contract for sale; and

         (3) the remaining unsold portion of the aviation fueling business, which services airports operated by the Port Authority of New York and New Jersey.

                            CHAPTER 11 REORGANIZATION

         As previously reported, on April 1, 2002, Covanta Energy Corporation and 123 of its domestic subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the United States Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of New York. The pending Chapter 11 Cases are being jointly administered for procedural purposes only. International operations and certain other subsidiaries were not included in the filing.

         Prior to September 1999, the Company had incurred very substantial obligations to financial institutions for letters of credit largely relating to the Corel Center arena in Ottawa, Canada and the Anaheim Pond arena in Anaheim, California. To provide for continued compliance with the covenants related to these obligations and the Company's other financial obligations, the Company, in March 2001, entered into a Master Credit Facility with its banks in which, among other things, it agreed to maintain stated liquidity levels and to discharge or provide for its obligations with its banks by May 31, 2002. In addition, the Company had outstanding approximately $148 million of convertible subordinated debentures which had been issued in connection with non-energy operations and which matured in 2002.

          At the time the Master Credit Facility was executed, the Company believed that it would be able to meet the liquidity covenants in the Master Credit Facility, timely discharge its obligations on maturity of the Master Credit Facility and repay or refinance its convertible subordinated debentures from cash generated by operations, the proceeds from the sale of its non-core businesses and access to the capital markets. However, a number of factors in 2001 and 2002 affected these plans, including:

         (1) The sale of non-core assets took longer and yielded substantially less proceeds than anticipated;

         (2) The power crisis in California substantially reduced the Company's liquidity in 2001 as a result of California utilities' failures to pay for power purchased from the Company; and

         (3) A general economic downturn during 2001 and a tightening of credit and capital markets, particularly for energy companies which was substantially exacerbated by the bankruptcy of Enron Corporation. (See GENERAL BUSINESS CONDITIONS under MARKETS, COMPETITION AND GENERAL BUSINESS CONDITIONS)

         As a result of a combination of these factors in 2001 and early 2002, the Company was forced to obtain seven amendments of the Master Credit Facility. Also, because of the California energy crisis, analyses raising doubt about the financial viability of the independent power industry, the Enron crisis, the decline in financial markets as a result of the events of September 11, 2001 and the drop in the demand for securities of independent power companies, the Company was unable to access capital markets.

         In 2001, the Company began a wide-ranging review of strategic alternatives given the very substantial maturities in 2002, which far exceed the Company's cash resources. In this connection, throughout the last six months of 2001 and the first quarter of 2002, the Company sought potential minority equity investors, conducted a broad-based solicitation for indications of interest in acquiring the Company among potential strategic and financial buyers and investigated a combined private and public placement of equity securities. On December 21, 2001, in connection with a further amendment to the Master Credit Facility, the Company issued a press release stating its need for further covenant waivers and for access to short term liquidity. Following this release, the Company's debt rating by Moody's Investor Services, Inc. ("Moody's") and Standard & Poor's Rating Services ("Standard & Poor's") was reduced below investment grade on December 27, 2001 and January 16, 2002, respectively. These downgrades further adversely impacted the Company's access to capital markets and triggered the Company's commitments to provide $100 million in additional letters of credit in connection with two waste-to-energy projects. Despite the Company's wide-range search for alternatives, ultimately the Company was unable to identify any option which satisfied its obligations outside the Chapter 11 process. On March 1, 2002, the Company availed itself of the 30-day grace period provided under the terms of its 9.25% debentures due March 2022, and did not make the interest payment, due March 1, 2002, at that time.

         On April 1, 2002 the Company publicly announced that as a result of the review the Company:

         (1) Determined that reorganization under Chapter 11 represents the only viable venue to reorganize the Company's capital structure, complete the disposition of its remaining non-core entertainment and aviation assets, and protect the value of the energy and water franchise;

         (2) Entered into a non-binding Letter of Intent with the investment firm of Kohlberg Kravis Roberts & Co. ("KKR") for a $225 million equity investment under which a KKR affiliate would acquire the Company upon emergence from Chapter 11; and

         (3) Announced a strategic restructuring program to focus on the U.S. energy and water markets, expedite the disposition of non-core assets and, as a result, reduce overhead costs.

         On April 1, 2002, Covanta Energy Corporation and 123 of its subsidiaries, each a debtor in possession (the "Debtors"), filed for protection under Chapter 11. The Company seeks to maximize recoveries for its creditors.

         The rights of Covanta's creditors will be determined as part of the Chapter 11 process. Existing common equity and preferred shareholders are not expected to participate in the new capital structure or realize any value. The Company has obtained debtor-in-possession loan financing of approximately $289 million which it believes, when taken together with the Company's own funds, provide it sufficient liquidity to continue to operate its core businesses during the Chapter 11 proceeding. Protections according to the Company under Chapter 11 are expected to assist the Company in maintaining the Company's business intact pending the reorganization; however, the outcome of the Chapter 11 proceedings are not entirely within the Company's control and no assurances can be made with respect to the outcome of these efforts. (See Part II, MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS)

         On the same day, April 1, 2002, the New York Stock Exchange, Inc. suspended trading of the Company's common stock and $1.875 cumulative convertible preferred stock and began processing an application to the SEC to delist the Company from the New York Stock Exchange. The SEC by Order dated May 16, 2002 granted the application of the New York Stock Exchange, Inc. for removal of the Common Stock and $1.875 Cumulative Convertible Preferred Stock of Covanta Energy Corporation from listing and registration on the Exchange under the Securities Exchange Act of 1934.

         The removal from listing and registration on the Exchange of the above issues of the Company became effective at the opening of the trading session of May 17, 2002 pursuant to the Order of the Commission.

         Subject to the foregoing, the following describes the Company's business currently being conducted during the Chapter 11 proceedings.

                                  CORE BUSINESS

         Since the early 1980s, the Company has engaged in developing, and in some cases owning, energy-generating projects fueled by municipal solid waste, and providing long-term services from these projects to communities. The Company owns or operates more large-scale (greater than 500 tons per day of processing capacity) waste-to-energy facilities on a full-service basis (where design, construction and operation services are provided) than any other vendor in the world. In addition, since 1989, the Company has been engaged in developing, owning and/or operating independent power production projects utilizing a variety of fuels. The Company's involvement in the operation of water and wastewater facilities began in 1994.

         The Company generally owns and operates projects in which its returns are derived from equity distributions and/or operating fees. The Company's projects sell the electrical power services they generate, or the waste or water-related services they provide, under long-term contracts or market concessions to utilities, governmental agencies providing power distribution, creditworthy industrial users, or local governmental units. In selected cases, such services may be provided under short-term arrangements as well. Similarly, for water and wastewater-related services, the Company seeks to operate under long-term contracts with governmental units.

         The Company presently has interests in power projects with an aggregate generating capacity of approximately 2441 MW (gross) either operating or under construction in the United States, Central and South America, Europe and Asia. The Company has an operating, and in some cases a design and construction role, in water and wastewater projects with an aggregate processing capacity of approximately 90 million gallons per day, all of which projects are in the United States. In addition to its headquarters in Fairfield, New Jersey, the Company's business is facilitated through its Fairfax, Virginia office, with field offices in Manila, The Philippines; Bangkok, Thailand; Shanghai, China; and Chennai, India.

(a)      APPROACH TO PROJECTS.

         (i)  General Approach to Power Projects.

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

         Within the commercial parameters of each power project, the Company attempts to sell electricity under long-term power sales contracts, and to structure the revenue provisions of such power sales contracts in such a way that the revenue components of such contracts correspond to the projects' cost structure (including changes therein due to inflation and currency fluctuations) of building, financing, operating and maintaining the projects. The Company sells all its generated electricity and steam pursuant to contracts and does not sell any material amount of energy on the open or spot markets.

         On many of its power projects, the Company performs operation and maintenance services on behalf of the project owner. Although all operation and maintenance contracts are different, the Company typically performs these services on a cost-plus-fixed-fee basis, with a bonus and limited penalty payment mechanism related to specified benchmarks of plant performance.

         Covanta generally financed its projects using equity or capital commitments provided by it and other investors, combined with limited recourse debt for which the lender's source of payment is project revenues and which is collateralized by project assets. Consequently, the ability of the Company's project subsidiaries to declare and pay cash dividends to the Company is subject to certain limitations in the project loan and other documents. In some project situations, Covanta or one of its intermediate holding companies has provided limited support such as operating guarantees, financial guarantees of bridge loans or other interim debt arrangements.

         (ii) Structural Issues on Waste-to-Energy Projects.

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

         - The Client Community is generally required to deliver minimum quantities of municipal solid waste to the facility and is obligated to pay a service fee for its disposal, regardless of whether or not that quantity of waste is delivered to the facility (the "Service Fee"). The Service Fee escalates to reflect indices of inflation. In many cases the Client Community must also pay for other costs, such as insurance, taxes and transportation and disposal of the residue to the disposal site. If the facility is owned by the Company, the Client Community also pays as part of the Service Fee an amount equal to the debt service due to be paid on the bonds issued to finance the facility. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the Client Community. In addition, the contracts generally require that the Client Community pay increased expenses and capital costs resulting from Unforeseen Circumstances, subject to limits which may be specified in the Service Agreement.

         - The Client Community usually retains a portion of the energy revenues (generally 90%) generated by the facility, with the balance paid to the Company.

         Financing for the Company's domestic projects is generally accomplished through the issuance of tax-exempt and taxable revenue bonds issued by or on behalf of the Client Community. If the facility is owned by a Company subsidiary, the Client Community loans the bond proceeds to the subsidiary to pay for facility construction and pays to the subsidiary amounts necessary to pay debt service. For such facilities, project-related debt is included as a liability in Covanta's consolidated financial statements. Generally, such debt is secured by the revenues pledged under the respective indentures and is collateralized by the assets of the Company's subsidiary and otherwise provides no recourse to Covanta, subject to construction and operating performance guarantees and commitments.

         (iii) Other Project Structures.

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

         In addition, the Company has restructured several of its waste-to-energy projects which originally were undertaken on the basis described in (ii) above. These are briefly described below:

                  - Union County, New Jersey.

         In Union County, New Jersey, a municipally-owned facility has been leased to the Company, and the Client Community has agreed to deliver approximately 50% of the facility's capacity on a put-or-pay basis. A put-or-pay commitment means that the counterparty promises to deliver a stated quantity of waste and pay an agreed amount for its disposal. This payment is due even if the counterparty delivers less than the full amount of waste promised. The balance of facility capacity is marketed by the Company, at its risk. The Company guarantees its subsidiary's contractual obligations to operate and maintain the facility, and on one series of subordinated bonds, its obligation to make lease payments which are the sole source for payment of principal and interest on that series of bonds. The current outstanding principal amount of these bonds, sold to refinance a portion of the original bonds used to finance the facility, is $19,500,000. In connection with this restructuring, the Client Community assigned to the Company the long-term power contract with the local utility. As part of this assignment, the power contract was amended to give the Company the right to sell all or a portion of the plant's output to other purchasers. The Company elected to sell all of the project's power to Sempra Energy Trading Corporation under a three-year arrangement which on April 1, 2002 Sempra sought to terminate as a result of the Chapter 11 filing described above. The matter remains in dispute. Since April 2002, the Company has sold its output directly into the local electricity grid, with no material loss of revenue. The Company may enter into contracts similar to the Sempra contract, if it believes doing so would enhance project revenues.

                  - Tulsa, Oklahoma.

         In Tulsa, Oklahoma, the Client Community paid a fee to terminate its Service Agreement. At the same time, the parties entered into a new arrangement pursuant to which the Company was required to fund the cost of the facility's Clean Air Act retrofit; the Client Community committed to deliver waste on a put-or-pay basis, for a fee per ton; and the parties agreed to sharing of certain excess revenues from facility operations. In addition, the Company no longer has the right to require an adjustment to fees to cover the costs of Unforeseen Circumstances, but may terminate the contract if the Client Community declines to accept such increases. Under the new contract, the Client Community has accepted the obligation to repay bonds issued to finance the facility, including prepayment as a result of termination of the Service Agreement, regardless of the reasons for the termination.

                  - Warren County, New Jersey.

         In Warren County, New Jersey, the Company has offered to market the facility's capacity, at its risk, in a restructuring plan that includes State assistance with debt retirement. The Warren County restructuring is subject to several conditions precedent, some of which are beyond the control of the Company, notably the securing of State funds. The bonds issued to finance the facility are secured only by the facility and related assets such as contracts with the utility that buys the power generated by the facility and with the municipal authority that has contracted for the disposal capacity of the facility. The bonds are non-recourse to the Company. Because changes of law have reduced the ability of New Jersey municipalities to direct waste to designated facilities, this facility has not been able to attract waste at prices sufficient to permit the payment in full of its debt service.

         In connection with the restructuring of the Warren project, Warren County, other New Jersey counties which previously contracted to use the Warren project and the State of New Jersey are discussing a restructuring of the project which would substantially reduce project debt service. On January 8, 2002, legislation on solid waste was enacted in the State of New Jersey that authorizes the New Jersey Economic Development Agency to refinance portions of County solid waste facility debt (L. 2001, Ch. 401). This legislation allows the State of New Jersey to assume the obligation to repay the majority of debt remaining on the Warren project. The Company believes that the counties and the Company will be able to reach accommodation on the balance of the Warren project debt, which will permit the Company to operate the facility on a profitable basis. In any event, the State has indicated that it will prevent a bond default from occurring and, to date, has provided funds to pay principal and interest payments as they became due. If such a restructuring is not achieved, or if the State fails to continue to pay project debt service in the interim and the project defaulted on its debt, bond insurers (on behalf of bondholders) holding a mortgage on the project could foreclose and take title to it.

                  - Lake County, Florida.

         In Lake County, Florida, the Client Community has indicated its intention to reduce or terminate its continuing payment obligations with respect to the facility, and has expressed its desire to restructure its relationship with the Company subsidiary to substantially reduce its payment obligation or to institute condemnation proceedings to purchase the facility from the Company. In late 2000, discussions regarding a mutually acceptable resolution of these matters ended and the County commenced a court action seeking to have the Service Agreement declared void on various constitutional and public policy grounds. The County also seeks unspecified damages for amounts paid to the Company since 1988. The case is at a very preliminary stage, and is now stayed by the bankruptcy proceeding described in Note 1 to the accompanying consolidated financial statements.

                  - Onondaga County, New York.

         In Onondaga County, New York, the Client Community and the Company have several commercial disputes between them. Among these is a demand by the Client Community to provide certain credit support following rating downgrades of Covanta's corporate debt. In February 2002 the Client Community issued a notice purporting to terminate its contract with the Company. The Company believes such notice was improper and has commenced a lawsuit in state court with respect to such disputes, as well as the Client Community's right to terminate. This matter has been removed to federal court and is now stayed by the bankruptcy proceeding described in Note 1 to the accompanying consolidated financial statements.

         (iv) Waste-To-Energy Technology.

         The Company has the exclusive right to market in the United States the proprietary mass-burn technology of Martin GmbH fur Umwelt und Energietechnik ("Martin"). All of the waste-to-energy projects that the Company has constructed use the Martin technology, although the Company does operate some projects using other technologies. The principal feature of the Martin technology is the reverse-reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin technology expired in 1989, and there are various other expired and unexpired patents relating to the Martin technology. The Company believes that it is Martin's know-how and worldwide reputation in the waste-to-energy field, and the Company's know-how in designing, constructing and operating waste-to-energy facilities, rather than the use of patented technology, that is important to the Company's competitive position in the waste-to-energy industry in the United States. The Company does not believe that the expiration of the patent covering the basic stoker grate technology or patents on other portions of the Martin technology will have a material adverse effect on the Company's financial condition or competitive position.

         The Company believes that mass-burn technology is now the predominant technology used for the combustion of solid waste. The Company believes that the Martin technology is a proven and reliable mass-burn technology, and that its association with Martin has created significant name recognition and value for the Company's domestic waste-to-energy business. The Company's efforts internationally have not been technology-specific.

         The Company's rights to the Martin technology are provided pursuant to an agreement between Martin and a Company affiliate (the "Cooperation Agreement"). The Cooperation Agreement gives the Company exclusive rights to market the Martin technology in the United States, Canada, Mexico, Bermuda, certain Caribbean countries, most of Central and South America and Israel. Martin is obligated to assist the Company in installing, operating and maintaining facilities incorporating the Martin technology. The 15-year term of the Cooperation Agreement renews automatically each year unless notice of termination is given, in which case the Cooperation Agreement would terminate 15 years after such notice. Additionally, the Cooperation Agreement may be terminated by either party if the other fails to remedy its material default within 90 days of notice. The Cooperation Agreement is also terminable by Martin if there is a change of control (as defined in the Cooperation Agreement). Termination would not affect the rights of the Company to design, construct, operate, maintain or repair waste-to-energy facilities for which contracts have been entered into or proposals made prior to the date of termination.

         (v)  General Approach to Water and Wastewater Projects.

         The Company's water and wastewater operations are conducted through wholly-owned subsidiaries. The Company's mission is to design, construct, maintain, operate and, in some cases, own water and wastewater treatment facilities and distribution and collection networks in the United States.

         The Company participates in projects in which, under contracts with municipalities, it privatizes water and/or wastewater facilities, agrees to build new or substantially augment existing facilities and agrees to operate and maintain the facilities under long-term contracts.

         Under contractual arrangements, the Company may be required to warrant certain levels of performance and may be subject to financial penalties or termination if it fails to meet these warranties. The Company may be required to guarantee the performance of its subsidiary. The Company seeks to not take responsibility for conditions that are beyond its control.

         During 1999, the Company purchased a controlling interest in DSS Environmental, Inc., which owns the patent for the DualSandTM filtration technology. The Company believes that this technology offers superior performance at a competitive cost, and that it will have wide application for both water and wastewater projects. During 2001, Covanta was awarded several small projects in upstate New York for the supply of DualSandTM systems to municipalities and other entities that are improving existing systems. The Company believes that its ability to offer the DualSandTM system, and the system's scalability, will greatly enhance its competitiveness elsewhere in North America where larger water and wastewater systems are required.

(b)      FACILITIES UNDER CONSTRUCTION.

                  - Trezzo, Italy.

         During 2000, the Company acquired a 13% equity interest in a 15 MW mass-burn waste-to-energy project near the City of Trezzo sull' Adda in the Lombardy Region of Italy (the "Trezzo Project"). The remainder of the equity in the project is held by TTR Tecno Trattamento Rifiuti s.r.l., a subsidiary of Falck S.p.a. ("Falck"). The Trezzo Project will be operated by Ambiente 2000 s.r.l. ("A2000"), an Italian special purpose limited liability company of which the Company owns 40%. The solid waste supply for the project will come from municipalities under long-term contracts and is guaranteed by Falck. The electrical output from the Trezzo Project will be sold at governmentally established preferential rates under a long-term purchase contract to Italy's state-owned utility company, Ente Nazionale de Elettricita S.p.a. The project closed its limited recourse financing in February 2001, and commercial operation is expected during the third quarter of 2002.

                  - San Vittore, Italy.

         In January 2001, A2000 also entered into a 15-year Operations and Maintenance Agreement with E.A.L.L Energia Ambiente Litorale Laziale s.r.l., an Italian limited liability company owned by CMI S.p.a. to operate and maintain a 15 MW waste-to-energy facility capable of processing up to 300 metric tons per day of refuse-derived fuel in the Municipality of San Vittore del Lazio (Frosinone), Italy. CMI S.p.a. is a holding company controlled by Falck. Limited recourse project financing is in place. The San Vittore project has a 15-year waste supply agreement with Reclas S.p.a. (mostly owned by regional municipalities), and a long-term power offtake contract with ENEL, the state-owned electricity provider. Construction of the San Vittore project began in July 1999, and is nearly complete. Lurgi, a major German construction company, is constructing the project and will operate it during the first year after completion. Commercial operation is expected during the third quarter of 2002. A2000 will operate and maintain the project beginning in its second year of operation.

                  - Tampa Bay, Florida.

         During 2001, the Company designed and began construction of a 28 million gallons per day ("mgd") potable water desalinization project to be constructed on behalf of Tampa Bay Water, a public authority serving the Tampa Bay, Florida area. The project will utilize a reverse osmosis process and incorporate DualSandTM technology. The Company will operate and maintain the project on behalf of Tampa Bay Water pursuant to a 30-year contract.

(c)      OPERATING FACILITIES.

                  - Geothermal.

         The Company has interests in two geothermal facilities in Southern California, the Heber and SIGC facilities, with a combined gross generating capacity of 100 MW. The Company is the sole lessee of the SIGC project and is the sole owner of the Heber project. The Company operates these facilities. The Company also owns a geothermal resource, which is adjacent to and supplies fluid to both geothermal facilities. The electricity from both projects is sold under long-term contracts with Southern California Edison Company.

         The Company also owns a 50% partnership interest in Mammoth-Pacific, L.P., which owns three geothermal facilities with a gross capacity of 40 MW, located on the eastern slopes of the Sierra Nevada Mountains at Casa Diablo Hot Springs, California. The facilities have contractual rights to the geothermal brine resource for a term not less than the term of the power contracts. All three facilities sell electricity to Southern California Edison under long-term contracts.

                  - Hydroelectric.

         The Company owns 50% equity interests in two run-of-river hydroelectric facilities which generate a total of 17 MW: Koma Kulshan and Weeks Falls. Both Koma Kulshan and Weeks Falls are located in Washington State, and both sell electricity to Puget Sound Power & Light Company under long-term contracts.

         The New Martinsville facility located in West Virginia is a 40 MW run-of-river project operated through a subsidiary. The Company is the lessee. The output is sold to Monongahela Power Company under a long-term contract.

         The Company operates the Don Pedro project and the Rio Volcan facilities in Costa Rica, pursuant to long-term contracts, through an operating subsidiary. The Company also has a nominal equity investment in each project. The electric output from both of these facilities is sold to Instituto Costarricense de Electricidad, a Costa Rica national electric utility.

         Through its investment in Empresa Valle Hermoso (see discussion below under "Natural Gas") the Company also has a small (less than 7%) ownership interest in a hydroelectric project in Rio Yura, Bolivia. In June 2001, an expansion and refurbishment of the existing Rio Yura facilities was completed increasing the previously reported 12 MW output to 18 MW. The Rio Yura project continues to sell its output to mining companies, local residents and the national grid.

                  - Municipal Solid Waste.

         The Company's interests in projects fueled with municipal solid waste are described generally in (a) (ii) and (iii) above.

                  - Waste Wood.

         The Company owns 100% interests in three waste wood fired electric power plants in California: Burney Mountain Power, Mount Lassen Power and Pacific Oroville Power. A fourth, Pacific Ultrapower Chinese Station, is owned by a partnership in which the Company holds a 50% interest. Generally, fuel supply is procured from local sources through a variety of short-term waste wood supply agreements. The four projects have a capacity of 67.1 MW. All four projects sell electricity to Pacific Gas & Electric Company Corp. under long-term contracts.

                  - Landfill Gas.

         The Company owns and operates eight landfill gas projects which produce electricity by burning methane gas produced by the anaerobic digestion of the solid waste contained in sanitary landfills. Seven of the projects are located in California, and one is located in Maryland. The eight projects have a capacity of 36.1 MW. Seven facilities sell electricity generated to local utilities, under contracts having varying lengths, the longest expiring in 2011. The project located in Maryland sells the electricity generated to Sempra Energy Trading Corporation under a contract that expires in late 2002.

                  - Coal.

         A consortium, of which the Company is a 26% member, has a 510 MW (gross) coal-fired electric generating facility in the Republic of The Philippines (the "Quezon Project"). The project first generated electricity in October 1999, and full commercial operation occurred during the fourth quarter of 2000. The other members of the consortium are an affiliate of International Generating Company, an affiliate of General Electric Capital Corporation, and PMR Limited Co., a Philippines partnership. The consortium sells electricity to Manila Electric Company ("Meralco"), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila. Under a long-term agreement, Meralco is obligated to take or pay for stated minimum annual quantities of electricity produced by the facility. The consortium has entered into contracts for the supply of coal at stated prices for a portion of the term of the power purchase agreement. The Company is operating the project under a long-term agreement with the consortium.

         The Company has majority equity interests in three coal-fired cogeneration facilities in three different provinces in the People's Republic of China. Two of these projects are operated by an affiliate of the minority equity stakeholder in the respective projects. Parties holding minority positions in the projects include a private company, a local government enterprise and, in the other case, affiliates of the local municipal government. The third project is operated by a subsidiary of the Company. The steam produced at each of the three projects is sold under long-term contracts to the industrial hosts but the electric power is sold at "average grid rate" to a subsidiary of the Provincial Power Bureau as well as industrial customers.

         The Company previously reported ownership of four coal-fired cogeneration facilities in the People's Republic of China. Due to changes in the power market in the People's Republic of China, the Taixing Madian facility located in Jiangsu Province was seriously affected. Given the age of the plant, the low steam load, minimal chance of growth, reduction in tariff and dispatch, and the threat of closure due to new regulations, divestment was proposed. At the same time, the Company considered that it would be commercially sound to increase its equity holding in the Taixing Yanjiang facility, which was not experiencing these problems. In May of 2001, the Company worked out an arrangement with its Chinese partner, the Taixing City Government, to exchange all its equity interests in the Taixing Madian facility (60%) for an increased equity share in the Taixing Yanjiang facility (from 60% to 96.3%).

                  - Natural Gas.

         In 1998, the Company acquired an equity interest in a barge-mounted 120 MW diesel/natural gas-fired facility located near Haripur, Republic of Bangladesh. This project began commercial operation in June 1999, and is operated by a subsidiary of the Company. The Company owns approximately 45% of the project company equity. An affiliate of El Paso Energy Corporation owns 50% of such equity, and the remaining interest is held by Wartsila North America, Inc. The electrical output of the project is sold to the Bangladesh Power Development Board ("BPDB") pursuant to a long-term agreement. That agreement also obligates the BPDB to supply all of the natural gas requirements of the project. The BPDB's obligations under the agreement are guaranteed by the Government of Bangladesh. In 1999, the project received $87 million in financing and political risk insurance from the Overseas Private Investment Corporation.

         In 1999, the Company acquired ownership interests in two 122 MW gas-fired combined cycle facilities in Thailand: the Sahacogen facility and the Rojana Power facility. On March 28, 2002 the Company sold all its interests in both facilities as well as its interest in the operating company to its local partners in the respective projects.

         The Company owns an approximately 12% interest in Empresa Valle Hermoso ("EVH") which was formed by the Bolivian government as part of the capitalization of the government-owned utility ENDE. EVH owns and operates 182 MW of gas-fired generating capacity. The Company also participates in a joint venture that supplies EVH with management services support.

         The Company owns a 50% equity interest in a 15 MW natural gas-fired cogeneration project in the Province of Murcia, Spain (the "Linasa Project"). The Linasa Project is operated by a subsidiary of the Company. The electrical output of the Linasa Project is being sold under a long-term purchase contract to the Spanish electrical utility, Iberdrola, at governmentally-established preferential rates for cogeneration projects (currently expected to extend until 2007) and at market rates thereafter. The thermal output and a portion of the electrical output from the Linasa Project are being sold to the Company's 50% partner, Industria Jabonera LINA S.A., a soap and detergent manufacturer, under a long-term energy service agreement.

                  - Diesel/Heavy Fuel Oil.

         The Company owns interests in three diesel fuel facilities in The Philippines. The Bataan Cogeneration project is a 65 MW facility that has a long-term contract to sell its electrical output to the National Power Corporation (with which it also has entered into a fuel management agreement for fuel supply) and the Bataan Export Processing Zone Authority. This project is operated by the Company. The Island Power project is a 7 MW facility that has a long-term power contract with the Occidental Mindoro Electric Cooperative.

         Magellan Cogeneration, Inc. ("MCI") owns and operates the Magellan cogeneration project, a 65 MW diesel fired electric generating facility located in the province of Cavite, the Philippines. This project sells a portion of its energy and capacity to the National Power Corporation and a portion to the Cavite Export Processing Zone Authority ("PEZA") pursuant to long-term power purchase agreements. On January 3, 2002, PEZA, the main power off-taker for this project, served the project with notice of termination of the Power Purchase Agreement ("PPA") for alleged non-performance by the project. MCI has sought a court injunction against termination of the PPA and to require arbitration of the dispute which involves alleged non-reliable operations and alleged improper substitution of National Power Corp power for Magellan production. On February 6, 2002, The Regional Trial Court, National Capital Judicial Region, Branch 115, Pasay City issued a Temporary Restraining Order barring PEZA from terminating the PPA. On April 5, 2002 after a series of hearings, such Court replaced such Temporary Restraining Order with a Preliminary Injunction. Such Preliminary Injunction restrains PEZA from terminating the PPA until such time as the merits of the case are resolved. In the event that such case were ultimately to be decided in favor of PEZA, MCI would lose not only the PPA but also that portion of the plant site under lease from PEZA as such lease is tied to the PPA. Revenue for this facility for the year ended December 31, 2001 was $22.0 million.

         In 1999, the Company acquired an equity interest in a 105 MW heavy fuel oil-fired generating facility located near Samalpatti, Tamil Nadu, India. This project achieved commercial operation during the first quarter of 2001. The project is operated by a subsidiary of the Company. The Company owns a 60% interest in the project company. Shapoorji Pallonji Infrastructure Capital Co. Ltd. and its affiliates own 29% of such equity with the remainder of 11% being held by Wartsila India Power Investment, LLC. The electrical output of the project is sold to the Tamil Nadu Electricity Board ("TNEB") pursuant to a long-term agreement. Bharat Petroleum Corporation Ltd. supplies the oil requirements of the project. TNEB's obligations are guaranteed by the Government of the State of Tamil Nadu.

         In 2000, the Company acquired a controlling interest in its second Indian project, the 106 MW Madurai project located at Samayanallur in the State of Tamil Nadu, India. The project began commercial operation in the fourth quarter of 2001. The Company owns approximately 75% of the project equity, and operates the project through a subsidiary. The balance of the project ownership interests are held by individuals who originally developed the project. The project's electrical output is sold under a long-term contract to TNEB, and TNEB's obligations are supported by the Government of the State of Tamil Nadu. The Indian Oil Corporation Limited supplies fuel to the project.

                  - Water and Wastewater.

         The Company operates and maintains wastewater treatment facilities for eight small municipalities and industrial customers in New York State. Such facilities together process the equivalent of approximately 67 mgd.

         The Company also designed, built and now operates and maintains a 24 mgd potable water treatment facility and associated transmission and pumping equipment, which supplies water to residents and businesses in Bessemer, Alabama, a suburb of Birmingham. Under a long-term contract with the Governmental Services Corporation of Bessemer, the Company received a fixed price for design and construction of the facility, and is paid a fixed fee plus pass-through costs for delivering processed water to the City's water distribution system. Construction was completed ahead of schedule during 2000.

         During 2000 and 2001, the Company was awarded several small contracts in upstate New York for the supply of its patented DualSandTM systems to municipalities that are improving existing systems. The Company's obligations generally include equipment supply and installation, and in some cases construction work related to other plant improvements, in addition to the DualSandTM systems.

(d)      PROJECT DEVELOPMENT.

         During 2001 the Company's Three Mountain Power project, a 500 MW gas-fired project to be located adjacent to the Company's Burney facility in Shasta County, California, received all of the principal permits necessary to commence construction. However, due to the changes in the California energy markets as well as in its own financial situation, the Company wrote-off approximately $24.5 million of costs associated with this project and decided to delay project implementation until California market conditions improve.

         In addition, during 2001 the Company experienced limited access to capital due to a combination of factors relating to delays in selling non-energy and non-water businesses, delays in receipt of cash flow from California, and general economic downturn (See Part II, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION). The conditions have limited the Company's flexibility in financing projects in development and the Company's capacity to fund additional development efforts.

(e)      PROJECT SUMMARIES.

         Summary information with respect to the Company's projects that are currently operating or under construction is provided in the following table:


                                   PROJECTS(1)

                                                                                    DATE OF
                                                                                  ACQUISITION/
                                                             NATURE OF            COMMENCEMENT
                                LOCATION       SIZE         INTEREST(1)           OF OPERATIONS

A.       HYDROELECTRIC

1.   New Martinsville         West Virginia    40MW         Lessee/Operator           1991

2.   Rio Volcan               Costa Rica       16MW         Part Owner/Operator       1997

3.   Don Pedro                Costa Rica       16MW         Part Owner/Operator       1996

4.   Koma Kulshan(2)          Washington       12MW         Part Owner/Operator       1997

5.   Weeks Falls(2)           Washington       5MW          Part Owner                1997

6.   Rio Yura(3)              Bolivia          18MW         Part Owner                1998
                                               ----
                              SUBTOTAL         107MW

B.       GEOTHERMAL

1.   Heber                    California       52MW         Owner/Operator            1989

2.   SIGC                     California       48MW         Lessee/Operator           1994

3.   Mammoth G1(2)            California       10MW         Part Owner/Operator       1997

4.   Mammoth G2(2)            California       15MW         Part Owner/Operator       1997

5.   Mammoth G3(2)            California       15MW         Part Owner/Operator       1997
                                               ----
                              SUBTOTAL         140MW

C.       NATURAL GAS

1.   Empresa Valle            Bolivia          182MW        Part Owner/               1995
       Hermoso(4)                                           Operations Mgmt.

4.   Haripur(5)               Bangladesh       120MW        Part Owner/Operator       1999

5.   Linasa(2)                Spain            15MW         Part Owner/Operator       2000
                                               ----
                              SUBTOTAL         317MW

D.       COAL

1.   Quezon(6)                Philippines      510MW        Part Owner/Operator       2000

2.   Lin'an(7)                China            24MW         Part Owner                1997

3.   Huantai(7)               China            24MW         Part Owner                1997

4.   Yanjiang(8)              China            24MW         Part Owner/Operator       1997
                                               ----
                              SUBTOTAL         582MW

E.       DIESEL/HEAVY FUEL OIL

1.   Island Power             Philippines      7MW          Part Owner                1996
       Corporation(9)

2.   Bataan Cogeneration      Philippines      65MW         Owner/Operator            1996

3.   Magellan Cogeneration    Philippines      65MW         Owner/Operator            1999

4.   Samalpatti(7)            India            105MW        Part Owner/Operator       2001

5.   Madurai(10)              India            106MW        Part Owner/Operator       2001
                                               -----
                              SUBTOTAL         348MW

F.       MUNICIPAL SOLID WASTE

1.   Tulsa(11)                Oklahoma         11MW         Lessee/Operator           1986

2.   Marion County            Oregon           13MW         Owner/Operator            1987

3.   Hillsborough County      Florida          29MW         Operator                  1987

4.   Tulsa(13)                Oklahoma         N.A.         Lessee/Operator           1987

5.   Bristol                  Connecticut      16.3MW       Owner/Operator            1988

6.   Alexandria/Arlington     Virginia         22MW         Owner/Operator            1988

7.   Indianapolis             Indiana          N.A.         Owner/Operator            1988

8.   Hennepin County(11)      Minnesota        38.7MW       Lessee/Operator           1989

9.   Stanislaus County        California       22.5MW       Owner/Operator            1989

10.  Babylon(12)              New York         16.8MW       Owner/Operator            1989

11.  Haverhill                Massachusetts    46MW         Owner/Operator            1989

12.  Warren County(14)        New Jersey       13MW         Owner/Operator            1988

13.  Kent County              Michigan         18MW         Operator                  1990

14.  Wallingford(14)          Connecticut      11MW         Owner/Operator            1989

15.  Fairfax County           Virginia         79MW         Owner/Operator            1990

16.  Huntsville               Alabama          N.A.         Operator                  1990

17.  Lake County              Florida          14.5MW       Owner/Operator            1991

18.  Lancaster County         Pennsylvania     35.7MW       Operator                  1991

19.  Pasco County             Florida          31.2MW       Operator                  1991

20.  Huntington(15)           New York         24.3MW       Owner/Operator            1991

21.  Hartford(16)             Connecticut      68.5MW       Operator                  1987

22.  Detroit(17)              Michigan         68MW         Lessee/Operator           1991

23.  Honolulu(17)             Hawaii           57MW         Lesse/Operator            1990

24.  Union County(18)         New Jersey       44MW         Lessee/Operator           1994

25.  Lee County               Florida          39.7MW       Operator                  1994

26.  Onondaga County(15)      New York         39.5MW       Owner/Operator            1995

27.  Montgomery County        Maryland         55MW         Operator                  1995
                                               ----
                              SUBTOTAL         813.7MW

G.       WASTE WOOD

1.   Burney Mountain          California       11.4MW       Owner/Operator            1997

2.   Pacific Ultrapower       California       25.6MW       Part Owner                1997
       Chinese Station(2)

3.   Mount Lassen             California       11.4MW       Owner/Operator            1997

4.   Pacific Oroville         California       18.7MW       Owner/Operator            1997
                                               ------
                              SUBTOTAL         67.1MW

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

5.   Salinas                  California       1.5MW        Owner/Operator            1997

6.   Santa Clara              California       1.5MW        Owner/Operator            1997

7.   Stockton                 California       0.8MW        Owner/Operator            1997

8.   Toyon                    California       10MW         Owner/Operator            1997
                                               ----

                              SUBTOTAL         36.1MW
                                               ------
TOTAL MW IN OPERATION                          2410.9MW


I.       WATER AND WASTEWATER

1.   Bessemer                 Alabama          24 mgd       Design/Build/Operate      2000

2.   Clinton                  New York         2.5 mgd      Operator                  1995

3.   Bristol/Myers Squibb     New York         50 mgd       Operator                  2000

4.   Chittenango              New York         1.0 mgd      Operator                  1998

5.   Canastata                New York         2.5 mgd      Operator                  1998

6.   Cortland                 New York         10 mgd       Operator                  1995

7.   Kendall Corp.            New York         0.2 mgd      Operator                  1995

8.   Mohawk                   New York         0.1 mgd      Operator                  1995

9.   Kirkland                 New York         0.3 mgd      Operator                  1995
                                               -------

TOTAL MGD IN OPERATION                         90.6 mgd

PROJECTS UNDER CONSTRUCTION:

1.   Trezzo                   Italy            15MW         Part Owner/Operator       2002 (est.)

2.   San Vittore              Italy            15MW         Operator                  2002 (est.)

3.   Tampa Bay                Florida          28 mgd       Design/Build/Operate      2003 (est.)
                                               ------

TOTAL PROJECTS UNDER CONSTRUCTION              30MW and 28 mgd

TOTAL MW IN OPERATION/
CONSTRUCTION:                                  2440.9

TOTAL MGD IN OPERATION/
CONSTRUCTION:                                  118.6

NOTES

(1) Covanta's ownership and/or operation interest in each facility listed below extends at least into calendar year 2007 except: New Martinsville for which the initial term of the operation contract terminates in 2003; Bataan Cogeneration for which the initial term of the operation contract terminates in 2004; Magellan Cogeneration for which the initial term of the operation contract terminates in 2005; Gude for which the initial term of the operation contract terminates at the end of 2002; Oxnard for which the initial term of the operation contract terminates in 2004; Penrose for which the initial term of the operation contract terminates in 2006; Toyon for which the initial term of the operation contract terminates in 2006; Bristol/Meyers Squibb for which the initial term of the operation contract terminates in 2003; and Clinton, Kendall Corp, Mohawk and Kirkland for which the operation contracts are renewable annually.

(2)   The Company has a 50% ownership interest in the project.

(3) The Company has an approximate 12% interest in a company that owns 58% of this project.

(4) The Company owns an approximate 24% interest in a consortium that purchased 50% of Empresa Valle Hermoso. The remaining 50% is owned by Bolivian pension funds.

(5) The Company has an approximate 45% interest in this project. This project is capable of operating through combustion of diesel oil in addition to natural gas.

(6)   The Company has an approximate 26% ownership interest in this project.

(7)   The Company has a 60% ownership interest in this project.

(8)   The Company has a 96% ownership interest in this project.

(9)   The Company has an approximate 40% ownership interest in this project.

(10)  The Company has an approximate 75% interest in this project.

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

(18)  The Union County facility is leased to a Company subsidiary.


                                      OTHER

         During 2001, the Company continued to implement its plans to sell the businesses in its Entertainment and Aviation groups. As of June 10, 2002, the principal Entertainment assets that remain unsold are the businesses associated with the Arrowhead Pond Arena in Anaheim, California, and with the Corel Centre in Ottawa, Canada and the Ottawa Senators hockey club, and the Company's assets in Argentina related to a casino and an exhibition center. The casino assets in Argentina are currently under a contract of sale. (SEE PART II, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE.)


         In January of 2002 the Company sold the major portion of its aviation fueling business. The sale included all of Covanta's aviation fueling operations at 19 airports in the United States, Canada and Panama, but did not include Covanta's operations at the three major New York City area airports. As of June 10, 2002, the principal Aviation assets that remain unsold are the fueling and fuel facility management businesses at the three major New York City area airports.

                                OTHER INFORMATION

         Any statements in this communication which may be considered to be "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, are subject to certain risks and uncertainties. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings with the SEC and more generally, general economic conditions, including changes in interest rates and the performance of the financial markets; changes in domestic and foreign laws, regulations, and taxes; changes in competition and pricing environments; and regional or general changes in asset valuations.

MARKETS, COMPETITION AND GENERAL BUSINESS CONDITIONS

(a)      GENERAL BUSINESS CONDITIONS.

         Covanta's business can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restrictions and controls, natural disasters, energy shortages, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which Covanta has no control.

         The Company's power operations face a domestic market that is changing and will continue to change substantially in the years ahead. Due to the instability of the California market in 2000 and the economic downturn in 2001, it has become less certain that complete deregulation of the marketplace will take place. Discussions are taking place at both the Federal and state levels that will shape the domestic power generation markets for the coming decade. The international market for energy services is characterized by a large demand and much competition for projects within a relatively immature market framework.

         The domestic market for the Company's waste-to-energy services has largely matured and is now heavily regulated. New opportunities for domestic projects are expected to be scarce for the foreseeable future. This reflects a number of factors that have adversely affected communities' willingness to make long-term capital commitments to waste disposal projects, including declining prices at which energy can be sold and low alternative disposal costs. Another factor adversely affecting the demand for new waste-to-energy projects, as well as having an impact on existing projects, was a 1994 United States Supreme Court decision invalidating state and local laws and regulations mandating that waste generated within a given jurisdiction be taken to a designated facility. The invalidation of such laws has created pressure on Client Communities as well as the Company to lower costs or restructure contractual arrangements in order to continue to attract waste supplies and ensure that revenues are sufficient to pay for all project costs. (See Approach to Projects, "Other Project Structures.")

         The Company's water and wastewater operation faces an immature but developing domestic market for private water and wastewater services.

         The Company does not expect to engage in material development activity until it emerges from Chapter 11. Competition for new projects is intense in all the domestic and foreign markets in which the Company conducts or intends to conduct its businesses and its businesses are subject to a variety of competitiveness and market influences. The economic climate can adversely affect Covanta's operations. Covanta expends substantial amounts for the development of new businesses. The financial support required to undertake some of these activities comes from the Company. Beyond staffing costs, expenditures can include the costs of contract and site acquisition, feasibility and environmental studies, technical and financial analysis, and in some cases the preparation of extensive proposals in response to public or private requests for proposals. Development of some projects involves substantial risks which are not within the Company's control. Success of a project may depend upon obtaining in a timely manner, acceptable contractual arrangements and financing, appropriate sites, acceptable licenses, environmental permits and governmental approvals. Even after the required contractual arrangements are achieved, implementation of a project often is subject to substantial conditions that may be outside the control of the Company. In some, but not all, circumstances, the Company will make contractual arrangements for the partial recovery of development costs if a project fails to be implemented for reasons beyond the Company's control.

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

(b)      CALIFORNIA CONDITIONS.

         The Company currently owns, in whole or in part, 17 power projects in California, with a total gross generating capacity of approximately 260 MW. These facilities use renewable fuels such as waste wood, biogas, geothermal, and municipal solid waste, and sell electricity to three California utilities, Southern California Edison Company ("SCE"), SEMPRA Energy and Pacific Gas & Electric Corp. ("PG&E") under long-term power purchase agreements.

         Significant market disruptions occurred in the California electricity markets in 2001. The deregulation scheme effected by California failed during the last half of 2000, causing both SCE and PG&E to fail to meet most of their respective financial obligations, including their obligations to pay for electricity purchased from the Company's projects. SCE made no payments for electricity delivered from November 2000 through March 2001. PG&E made partial payments for electricity delivered in December 2000 and January 2001 and no payments for February and March 2001. On March 27, 2001, California's Public Utilities Commission ("CPUC") approved a significant retail rate increase for California utilities. At the same time the CPUC changed the index used in the short run avoided cost formula and ordered the utilities to pay currently for electricity purchased from suppliers such as the Company beginning April 1, 2001. On April 6, 2001 PG&E filed for Chapter 11 bankruptcy in the Northern District of California. Pursuant to the March 27 CPUC order, SCE began making payments for power delivered after March 27th. PG&E commenced payments pursuant to the CPUC order on April 6, 2001. Both SCE and PG&E have continued to pay for deliveries of energy and capacity since that time.

         In June 2001, those projects in the SCE service territory entered into agreements with SCE whereby the projects received a payment of 10% of the outstanding receivable in exchange for the projects' agreement to standstill on any pending litigation against SCE. In addition, upon the occurrence of certain events, the outstanding receivable would be paid in full and the energy payments would no longer be calculated using the utilities short run avoided cost but rather would be fixed for five years at 5.37 cents/kWh. The pricing for the five year fixed price period was approved by the CPUC. These agreements were amended in November 2001 to change the triggering events for the payment of the receivable and to set the start of the fixed price period on May 1, 2002. On March 1, 2002 SCE paid all outstanding receivables owed to the Covanta projects.

         In July 2001, those Covanta projects located in the PG&E service territory entered into agreements with PG&E to modify the existing PPAs to replace the energy pricing provisions with the five-year fixed price of 5.37 cents/kWh and to have the Bankruptcy Court approve the assumption of the PPAs by PG&E. The Bankruptcy Court in the PG&E bankruptcy approved the agreements on July 13, 2001. The fixed price period for Covanta projects in the PG&E service territory started immediately. In October 2001, the Company sold the pre-petition payables of three wholly-owned facilities at a 10% discount. A portion of the money received from the sale was placed in escrow pending resolution of a pricing issue. The escrow is expected to be released to the facilities in late 2002. In January 2002 all but one of the Covanta projects entered into a Supplemental Agreement with PG&E by which PG&E agreed to commence making payments of the pre-petition payables in twelve equal monthly installments. The Bankruptcy Court approved the Supplemental Agreement on February 28, 2002. The Company has received the first five monthly installment payments.


INTERNATIONAL BUSINESS

         The Company has ownership interests and/or operates (or will operate upon completion of construction) projects on four continents. They are:

         - North America: 46 energy generating projects totaling 1113 MW (gross); 9 water or wastewater projects totaling 90 mgd capacity.

         -  Asia: 11 energy generating projects totaling 1050 MW (gross).

         - South and Central America: 4 energy generating projects totaling 232 MW (gross).

         -  Europe: 3 energy generating projects totaling 45 MW (gross).

         The Company does not expect to engage in any development activity in foreign markets during 2002.

         The ownership and operation of facilities in foreign countries entails significant political and financial uncertainties and other structuring issues that typically are not involved in such activities in the United States. These risks include unexpected changes in electricity tariffs, conditions in financial markets, currency exchange rates, currency repatriation restrictions, currency convertibility, changes in laws and regulations and political, economic or military instability, civil unrest and expropriation. Such risks have the potential to cause substantial delays or material impairment to the value of the project being developed or business being operated.

         Many of the countries in which the Company operates are lesser developed countries or developing countries. The political, social and economic conditions in some of these countries are typically less stable than those prevalent in the United States. The financial condition and creditworthiness of the potential purchasers of power and services provided by the Company (which may be a governmental or private utility or industrial consumer) or of the suppliers of fuel for projects in these countries may not be as strong as those of similar entities in developed countries. The obligations of the purchaser under the power purchase agreement, the service recipient under the related service agreement and the supplier under the fuel supply agreement generally are not guaranteed by any host country or other creditworthy governmental agency. Whenever such governmental guarantees are not available, the Company undertakes a credit analysis of the proposed power purchaser or fuel supplier. It also has sought, to the extent appropriate and achievable within the commercial parameters of a project, to require such entities to provide financial instruments such as letters of credit or arrangements regarding the escrowing of the receivables of such parties in the case of power purchasers.

         The Company's power projects in particular are dependent on the reliable and predictable delivery of fuel meeting the quantity and quality requirements of the project facilities. The Company has typically sought to negotiate long-term contracts for the supply of fuel with creditworthy and reliable suppliers. However, the reliability of fuel deliveries may be compromised by one or more of several factors that may be more acute or may occur more frequently in developing countries than in developed countries, including a lack of sufficient infrastructure to support deliveries under all circumstances; bureaucratic delays in the import, transportation and storage of fuel in the host country; customs and tariff disputes; and local or regional unrest or political instability. In most of the foreign projects in which the Company participates, it has sought, to the extent practicable, to shift the consequences of interruptions in the delivery of fuel, whether due to the fault of the fuel supplier or due to reasons beyond the fuel supplier's control, to the electricity purchaser or service recipient by securing a suspension of its operating responsibilities under the applicable agreements and an extension of its operating concession under such agreements and/or, in some instances, by requiring the energy purchaser or service recipient to continue to make payments in respect of fixed costs. In order to mitigate the effect of short-term interruptions in the supply of fuel, the Company has endeavored to provide on-site storage of fuel in sufficient quantities to address such interruptions.

         Payment for services that the Company provides will often be made in whole or part in the domestic currencies of the host countries. Conversion of such currencies into U.S. dollars generally is not assured by a governmental or other creditworthy country agency, and may be subject to limitations in the currency markets, as well as restrictions of the host country. In addition, fluctuations in the value of such currencies against the value of the U.S. dollar may cause the Company's participation in such projects to yield less return than expected. Transfer of earnings and profits in any form beyond the borders of the host country may be subject to special taxes or limitations imposed by host country laws. The Company has sought to participate in projects in jurisdictions where limitations on the convertibility and expatriation of currency have been lifted by the host country and where such local currency is freely exchangeable on the international markets. In most cases, components of project costs incurred or funded in the currency of the United States are recovered without risk of currency fluctuation through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project's power purchaser or service recipient to rise from time to time in excess of local inflation, and consequently there is risk in such situations that such power purchaser or service recipient will, at least in the near term, be less able or willing to pay for the project's power or service.

         Due to the fact that many of the countries in which the Company is active are lesser developed countries or developing countries, the successful development of a project or projects may be adversely impacted by economic changes in such countries or by changes in government support for such projects. Adverse economic changes may, and have, resulted in initiatives (by local governments alone or at the request of world financial institutions) to reduce local commitments to pay long-term obligations in U.S. dollars or U.S. dollar equivalents. There is therefore risk that the Company's development efforts in such countries may from time to time be adversely affected by such changes on a temporary or long-term basis.

         In addition, the Company has generally participated in projects which provide services that are treated as a matter of national or key economic importance by the laws and politics of the host country. There is therefore risk that the assets constituting the facilities of these projects could be temporarily or permanently expropriated or nationalized by a host country, or made subject to local or national control.

         The Company has sought to manage and mitigate these risks through all available means that it deems appropriate, including: political and financial analysis of the host countries and the key participants in each project; guarantees of relevant agreements with creditworthy entities; political risk and other forms of insurance; participation by international finance institutions, such as affiliates of the World Bank, in financing of projects in which it participates; and joint ventures with other companies to pursue the development, financing and construction of these projects. Beginning in 2002, the Company intends to divest its interests in some of its foreign projects in an effort to concentrate its business domestically. To this end, on March 28, 2002, the Company sold its interests in two 122 MW gas-fired combined cycle facilities in
Thailand: the Sahacogen facility and the Rojana Power facility as well as its interest in the operating company to its local partners in the respective projects.

         Covanta and its subsidiaries currently employ approximately 4,700 U.S. and foreign employees, of whom approximately 2,200 are employed in the Company's core business.

EMPLOYEE LABOR RELATIONS

         Certain employees of Covanta are employed pursuant to collective bargaining agreements with various unions. During 2000, Covanta successfully renegotiated collective bargaining agreements in certain of its business sectors with no strike-related loss of service. Covanta considers relations with its employees to be good and does not anticipate any significant labor disputes in 2002.

ENVIRONMENTAL REGULATORY LAWS

(a)    DOMESTIC.

         Covanta's business activities in the United States are pervasively regulated pursuant to Federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other Federal, state and local laws comprehensively govern the generation, transportation, storage, treatment and disposal of solid and hazardous waste, and also regulate the storage and handling of petroleum products (such laws and the regulations thereunder, "Environmental Regulatory Laws").

         The Environmental Regulatory Laws and other Federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund") (collectively, "Environmental Remediation Laws"), make Covanta potentially liable on a joint and several basis for any onsite or offsite environmental contamination which may be associated with the Company's activities and the activities at sites, including landfills, which the Company's subsidiaries have owned, operated or leased or at which there has been disposal of residue or other waste handled or processed by such subsidiaries or at which there has been disposal of waste generated by the Company's activities. Through its subsidiaries, the Company leases and operates a landfill in Haverhill, Massachusetts, and leases a landfill in Bristol, Connecticut, in connection with its projects at those locations. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some Service Agreements provide for indemnification of the operating subsidiaries from some such liabilities. In addition, other subsidiaries involved in landfill gas projects have access rights to landfills pursuant to certain leases at landfill sites which permit the installation, operation and maintenance of landfill gas collection systems. A portion of these landfill sites is and has been a federally designated "Superfund" site. Each of these leases provide for indemnification of the Company subsidiary from some liabilities associated with these sites.

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

         The Environmental Regulatory Laws and Federal and state governmental regulations and policies governing their enforcement are subject to revision. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants for storage and handling of petroleum products or chemicals, or for solid or hazardous waste or ash handling and disposal. Thus, as new technology is developed and proven, it may be required to be incorporated into new facilities or major modifications to existing facilities. This new technology may often be more expensive than that used previously.

         The Clean Air Act Amendments of 1990 required the U.S. Environmental Protection Agency (the "EPA") to promulgate New Source Performance Standards ("NSPS") and Emission Guidelines ("EG") applicable to new and existing municipal waste combustion units for particulate matter (total and fine), opacity, sulfur dioxide, hydrogen chloride, oxides of nitrogen, carbon monoxide, dioxins and dibenzofurans. The general compliance deadline for the NSPS and EG was December 19, 2000. The Company completed necessary facility retorfits to achieve the applicable new limits under the NSPS and EG by December 19, 2000 and has demonstrated compliance with those standards.

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

         Pursuant to the Federal Public Utility Regulatory Policies Act ("PURPA"), the Federal Energy Regulatory Commission (the "FERC") has promulgated regulations that exempt qualifying facilities (facilities meeting certain size, fuel and ownership requirements, or "QFs") from compliance with certain provisions of the Federal Power Act ("FPA"), the Public Utility Holding Company Act of 1935 ("PUHCA"), and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was enacted in 1978 to encourage the development of cogeneration facilities and other facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to QFs from regulation under the FPA and PUHCA and most aspects of state electric utility regulation are of great importance to the Company and its competitors in the waste-to-energy and independent power industries.

         Except with respect to waste-to-energy facilities with a net power production capacity in excess of thirty megawatts (where rates are set by the FERC), state public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from QFs. PURPA requires that electric utilities purchase electric energy produced by QFs at negotiated rates or at a price equal to the incremental or "avoided" cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. PURPA does not expressly require public utilities to enter into long-term contracts to purchase the output supplied by QFs.

         Under PUHCA, any entity owning or controlling 10% or more of the voting securities of a "public utility company" or company which is a "holding company" of a public utility company is subject to registration with the SEC and regulation by the SEC unless exempt from registration. Under PURPA, most projects that satisfy the definition of a "qualifying facility" are exempt from regulation under PUHCA. Under the Energy Policy Act of 1992, projects that are not QFs under PURPA but satisfy the definition of an "exempt wholesale generator" ("EWG") are not deemed to be public utility companies under PUHCA. Finally, projects that satisfy the definition of "foreign utility companies" are exempt from regulation under PUHCA. The Company believes that all of its operating projects involved in the generation, transmission and/or distribution of electricity, both domestically and internationally, qualify for an exemption from PUHCA and that it is not and will not be required to register with the SEC.

         In the past there has been consideration in the U.S. Congress of legislation to repeal PURPA entirely, or at least to repeal the obligation of utilities to purchase power from QFs. There is continuing support for grandfathering existing QF contracts if such legislation is passed. Various bills have also proposed repeal of PUHCA. Repeal of PUHCA would allow both independents and vertically integrated utilities to acquire electric assets throughout the United States that are geographically widespread, eliminating the current requirement that the utility's electric assets be capable of physical integration. Also, registered holding companies would be free to acquire non-utility businesses, which they may not do now, with certain limited exceptions. With the repeal of PURPA or PUHCA, competition for independent power generators from utilities would likely increase. This is likely to have little or no impact on existing Covanta projects, but may mean additional competition from highly capitalized companies seeking to develop projects in the United States.

         In addition, the FERC, many state public utility commissions and Congress have implemented or are considering a series of proposals to restructure the electric utility industry in the United States to permit utility customers to choose their utility supplier in a competitive electric energy market. The FERC has issued a series of orders requiring utilities to offer wholesale customers and suppliers open access on their transmission lines on a comparable basis to the utilities' own use of the line. All public utilities have already filed "open access" tariffs to implement this requirement. As the trend toward increased competition continues, the utilities contend that they are entitled to recover from departing customers their fixed costs that will be "stranded" by the ability of their wholesale customers (and perhaps eventually, their retail customers) to choose new electric power suppliers. These include the costs utilities are required to pay under many QF contracts which the utilities view as excessive when compared with current market prices. Many utilities are therefore seeking ways to lower these contract prices, or rescind or buy out these contracts altogether, out of concern that their shareholders will be required to bear all or part of such "stranded" costs. Regulatory agencies to date have recognized the continuing validity of approved power purchase agreements, and have rejected attempts by some utilities to abrogate these contracts. At the same time, regulatory agencies have encouraged renegotiations of power contracts where rate payer savings can be achieved as a result. The Company anticipates that the regulatory impetus to restructure "above market" power purchase agreements will continue in many of the jurisdictions where it owns or operates generating facilities. Future U.S. electric rates may be deregulated in a restructured U.S. electric utility industry and increased competition may result in lower rates and less profit for U.S. electricity sellers developing new projects. Falling electricity prices and uncertainty as to the future structure of the industry can be expected to inhibit U.S. utilities from entering into long-term power purchase contracts. On the other hand, deregulation could open up markets for the sale of electricity, including retail markets, previously available only to regulated utilities. While at present, the impact of the recent California situation (see MARKETS, COMPETITION AND GENERAL BUSINESS CONDITIONS, above) cannot be predicted, it has led some states and their public service commissions to re-examine the timing, nature and desirability of electric utility restructuring.

         The Company presently has ownership and operating interests in electric generating projects outside the United States. Most countries have expansive systems for the regulation of the power business. These generally include provisions relating to ownership, licensing, rate setting and financing of generating and transmission facilities.

         Covanta's water and wastewater business may be subject to the provisions of state and local utility laws applicable to the development, ownership and operation of water supply and wastewater facilities. Whether such laws apply depends upon the local regulatory scheme as well as the manner in which the Company provides its services. Where such regulations apply, they may relate to rates charged, services provided, accounting procedures, acquisitions and other matters. In the United States, rate regulations have typically been structured to provide a predetermined return on the regulated entities' investments. The regulated entity benefits from efficiencies achieved during the period for which the rate is set.

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

         The following table summarizes certain information relating to the locations of the properties owned or leased by Covanta Energy Group, Inc. or its subsidiaries:

                                         APPROXIMATE
                                          SITE SIZE                                         NATURE OF
      LOCATION                          (IN ACRES)(1)       SITE USE                       INTEREST(2)
1.    Fairfield, New Jersey                   5.4           Office space                       Own

2.    Fairfax, Virginia                       __            Office space                       Lease

3.    New York, New York                      __            Office space                       Lease

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

24.   New Martinsville, W. VA                 N/A           Hydroelectric power generating     Lease

25.   Heber, California                       8             Geothermal power plant             Own

26.   Heber, California                       18            Geothermal power plant             Own

27.   Heber, California                       40            Geothermal power plant             Lease

28.   Bataan, Philippines                     3,049 m2      Diesel power plant                 Lease


29.   Zhejiang Province,                      N/A           Coal-fired                         Land Use Right
        People's Republic of China                          cogeneration facility              reverts to China Joint
                                                                                               Venture Partner upon
                                                                                               termination of Joint
                                                                                               Venture Agreement

30.   Shandong Province,                      N/A           Coal-fired                         Land Use Right
        People's Republic of China                          cogeneration facility              reverts to China Joint
                                                                                               Venture Partner upon
                                                                                               termination of Joint
                                                                                               Venture Agreement

31.   Jiangsu Province,                       N/A           Coal-fired                         Land Use Right
        People's Republic of China                          cogeneration facility              reverts to China Joint
                                                                                               Venture Partner upon
                                                                                               termination of Joint
                                                                                               Venture Agreement


32.   Casa Diablo Hot Springs,                1,510         Geothermal projects                Land Use Rights from
        California                                                                             Geothermal Resource
                                                                                               Lease

33.   Rockville, Maryland                     N/A           Landfill gas project               Lease

34.   San Diego, California                   N/A           Landfill gas project               Lease

35.   Oxnard, California                      N/A           Landfill gas project               Lease

36.   Sun Valley, California                  N/A           Landfill gas project               Lease

37.   Salinas, California                     N/A           Landfill gas project               Lease

38.   Santa Clara, California                 N/A           Landfill gas project               Lease

39.   Stockton, California                    N/A           Landfill gas project               Lease

40.   Los Angeles, California                 N/A           Landfill gas project               Lease

41.   Burney, California                      40            Wood waste project                 Lease

42.   Jamestown, California                   26            Wood waste project                 Own (50%)

43.   Westwood, California                    60            Wood waste project                 Own

44.   Oroville, California                    43            Wood waste project                 Lease

45.   Whatcom County, Washington              N/A           Hydroelectric project              Own (50%)

46.   Weeks Falls, Washington                 N/A           Hydroelectric project              Lease

47.   Cavite, Philippines                     13,122 m2     Diesel project                     Lease

48.   Manila, The Philippines                 535 m2        Office space                       Lease

49.   Bangkok, Thailand                       265 m2        Office space                       Lease

50.   Chennai, India                          1797 ft2      Office space                       Lease

51.   Samalpatti, India                       211 m2        Office space                       Lease

52.   Samayanallur, India                     144 m2        Office space                       Lease

53.   Samayanallur, India                     19.4          Heavy fuel oil project             Lease

54.   Samayanallur, India                     11.4          Heavy fuel oil project             Lease

55.   Samalpatti, India                       30.3          Heavy fuel oil project             Lease

56.   Shanghai, China                         144.7 m2      Office space                       Lease

57.   Burney, California                      3,000 ft2     Office space                       Lease

58.   East Syracuse, New York                 6,200 ft2     Office space                       Lease

-----------------
(1)  All sizes are in acres unless otherwise indicated.

(2) All ownership or leasehold interests relating to projects are subject to material liens in connection with the financing of the related project, except those listed above under items 12, 29-31, and 33-40. In addition, all leasehold interests extend at least as long as the term of applicable project contracts, and several of the leasehold interests are subject to renewal and/or purchase options.


ITEM 3.  LEGAL PROCEEDINGS

         On April 1, 2002, the Debtors filed for their respective petitions for protection under Chapter 11 of the Bankruptcy Code. The petitions were filed in the U.S. Bankruptcy Court for the Southern District of New York, and are being jointly administered under the lead case, In re Ogden New York Services, Inc., No. 02-40826 (CB). (See Part II, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS) Generally, all actions against the Company and its subsidiaries that filed Chapter 11 petitions are stayed during the pendency of the Chapter 11 proceedings.

         The Company has various other legal proceedings involving matters arising in the ordinary course of business. The Company does not believe that there are any pending legal proceedings, other than as described in the preceding paragraph or ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its property is subject, of which the outcome would have a material adverse effect on the Company's consolidated position or results of operation.

         The Company's operations are subject to various Federal, state and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, CERCLA and Resource Conservation and Recovery Act ("RCRA"). Although the Company's operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, the Company believes that it is in substantial compliance with existing environmental laws and regulations.

         The Company may be identified, along with other entities, as being among potentially responsible parties responsible for contribution for costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances the Company may be exposed to joint and several liability for remedial action or damages. The Company's ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations.

         The Company is engaged in ongoing investigation and remediation actions with respect to three airports where it provides aviation fueling services on a cost-plus basis pursuant to contracts with individual airlines, consortia of airlines and operators of airports. The Company currently estimates the costs of those ongoing actions (determined as of March 2002) will be approximately $1,000,000 (over several years), and that airlines, airports and others should reimburse it for substantially all these costs. To date, the Company's right to reimbursement for remedial costs has been challenged successfully in one prior case in which the court found that the cost-plus contract in question did not provide for recovery of costs resulting from the Company's own negligence. That case did not relate to any of the airports described above. Except in that instance, and in the American/United litigation noted below, the Company has not been alleged to have acted with negligence. The Company has also agreed to indemnify various transferees of its divested airport operations with respect to certain known and potential liabilities that may arise out of such operations and in certain instances has agreed to remain liable for certain potential liabilities that were not assumed by the transferee. Accordingly, the Company may in the future incur liability arising out of investigation and remediation actions with respect to airports served by such divested operations to the extent the purchaser of these operations is unable to obtain reimbursement of such costs from airlines, airports or others. To date such indemnification has been sought with respect to one airport. Because the Company did not provide fueling services at that airport, it does not believe it will have significant obligations with respect to this matter. The Company is currently reviewing the potential impact of its filing under Chapter 11 on its exposure for these liabilities.

         The potential costs related to all of the foregoing matters and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of the Company's responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, the Company believes that the following proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(a)      Environmental Matters

           (i) On June 8, 2001, the EPA named Ogden Martin Systems of Haverhill, Inc. as one of 2000 Potentially Responsible Parties ("PRPs") at the Beede Waste Oil Superfund Site (the "Site"), Plaistow, New Hampshire. The EPA alleges that the Haverhill facility disposed approximately 45,000 gallons of waste oil at the Site, a former recycling facility. The total volume of waste allegedly disposed by all PRPs at the Site is estimated by the EPA as approximately 14,519,232 gallons. The EPA alleges that the costs of response actions completed or underway at the Site total approximately $14,900,000, exclusive of interest, and estimates that the total cost of cleanup of this site will be an additional $70,000,000. A PRP group has formed and the Company is participating in PRP group discussions towards settlement of the EPA's claims. As a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time.

          (ii) On April 9, 2001, Ogden Ground Services, Inc. and "Ogden Aviation" (collectively "Ogden"), together with approximately 250 other parties, were named by Metropolitan Dade County, Florida (the "County") as PRPs, pursuant to CERCLA, RCRA and state law, with respect to an environmental cleanup at Miami International Airport. The County alleges that, as a result of releases of hazardous substances, petroleum, and other wastes to soil, surface water, and groundwater at the Airport, it has expended over $200,000,000 in response and investigation costs and expects to spend an additional $250,000,000 to complete necessary response actions. An Interim Joint Defense Group has been formed among PRPs and discovery of the County's document archive is underway. A tolling agreement has been executed between PRPs and the County in order to allow for settlement discussions to proceed without the need for litigation. As a result of uncertainties regarding the source and scope of the contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time.


         (iii) On May 25, 2000 the California Regional Water Quality Control Board, Central Valley Region (the "Board"), issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station ("Chinese Station"), a general partnership in which one of the Company's subsidiaries owns 50% and which operates a wood-burning power plant located in Jamestown, California. This order arises from the use as fill material, by Chinese Station's neighboring property owner, of boiler bottom ash generated by Chinese Station. The order was issued jointly to Chinese Station and to the neighboring property owner as co-respondents. Chinese Station completed the cleanup during the summer of 2001 and submitted its Clean Closure Report to the Board on November 2, 2001. The Board, by letter dated June 14, 2001, alleged co-respondents have a potential civil liability, as of that date, of $975,000; however, no penalty demand has been issued. This matter remains under investigation by the Board and other state agencies with respect to alleged civil and criminal violations associated with the management of the material. Chinese Station believes it has valid defenses, and has pending a petition for review of the order.

         (iv) On January 4, 2000 and January 21, 2000, United Air Lines, Inc. ("United") and American Airlines, Inc. ("American"), respectively, named Ogden New York Services, Inc. ("Ogden New York"), in two separate lawsuits filed in the Supreme Court of the State of New York. The lawsuits seek judgment declaring that Ogden New York is responsible for petroleum contamination at airport terminals formerly or currently leased by United and American at New York's Kennedy International Airport. These cases have been consolidated for joint trial. Both United and American allege that Ogden negligently caused discharges of petroleum at the airport and that Ogden New York is obligated to indemnify the airlines pursuant to the Fuel Services Agreements between Ogden New York and the respective airline. United and American further allege that Ogden New York is liable under New York's Navigation Law, which imposes liability on persons responsible for discharges of petroleum, and under common law theories of indemnity and contribution.

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

               The Company disputes the allegations and believes that the damages sought are overstated in view of the airlines' responsibility for the alleged contamination and that the Company has other defenses under its respective leases and permits with the Port Authority.

               On January 29, 2002, the court entered a stipulation and order in these cases, staying most discovery until June 24, 2002 while the parties engage in non-binding mediation, which is anticipated to be completed on or before May 31, 2002.

         (v) On December 23, 1999 Allied Services, Inc. was named as a third party defendant in an action filed in the Superior Court of the State of New Jersey. The third-party complaint alleges that Allied generated hazardous substances to a reclamation facility known as the Swope Oil and Chemical Company Site, and that contamination migrated from the Swope Oil Site. Third-party plaintiffs seek contribution and indemnification from Allied and over 90 other third-party defendants for costs incurred and to be incurred to cleanup. This action was stayed, pending the outcome of first- and second-party claims. The Company has received no further notices in this matter since the stay was entered. As a result of uncertainties regarding the source and scope of contamination, the large number of potentially responsible parties and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time.

         (vi) On January 12, 1998, the Province of Newfoundland filed an Information Against Airconsol Aviation Services Limited ("Airconsol") alleging that Airconsol violated provincial environmental laws in connection with a fuel spill on or about January 14, 1997 at Airconsol's fuel facility at the Deer Lake, Canada Airport. Airconsol contested the allegations and prevailed. The Court voided the Information. The Crown has appealed the Court's decision and the Company contested Airconsol's alleged liability. On January 21, 2002, the Crown abandoned its appeal.

        (vii) In 1984, the Company sold all of its interests in several manufacturing subsidiaries, some of which used asbestos in their manufacturing processes and one of which was Avondale shipyards, now operated as a subsidiary of Northrop Grumman Corporation. Some of these sold subsidiaries have been and continue to be parties to litigation arising primarily from workplace asbestos exposure. The Company has been named as a party to one such case filed in 2001 in which there are 45 other defendants. The case which is in its early stages and is stayed against the Company by the Chapter 11 proceding, appears to assert that the Company is liable on theories of successor liability. Before the Company's bankruptcy filing, the Company had filed for its dismissal from the case on the basis that it is not a successor to the subsidiary who allegedly caused the plaintiffs asbestos exposure. The Company does not believe it is liable to persons who may assert claims for asbestos related injuries relating to the operations of its former subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of Covanta during the fourth quarter of 2001.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Covanta Energy Corporation (Debtor in Possession) and Subsidiaries PRICE RANGE OF STOCK AND DIVIDEND DATA

                                         2001                      2000
--------------------------------------------------------------------------------

                                    High       Low          High         Low
Common:
First Quarter ................     18.125     15.00        14.0625      10.125
Second Quarter................     22.85      16.05        12.375        7.25
Third Quarter.................     18.84       9.71        17.50         8.75
Fourth Quarter................     15.25       3.18        16.00        12.375
                                  ---------------------------------------------

Preferred:
First Quarter.................       -No Activity-         75.00        75.00
Second Quarter................    130.00    110.00         75.00        75.00
Third Quarter.................    105.00     90.00         80.00        80.00
Fourth Quarter................     81.00     75.00         83.0625      83.0625
                                  ---------------------------------------------

On April 1, 2002, Covanta Energy Corporation and certain of its domestic subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On the same day, the New York Stock Exchange, Inc. suspended trading of the Company's common stock and $1.875 cumulative convertible preferred stock and began processing an application to the Securities and Exchange Commission to delist the Company from the New York Stock Exchange.

The Securities and Exchange Commission (the "Commission") by Order dated May 16, 2002 granted the application of the New York Stock Exchange, Inc. for removal of the Common Stock and $1.875 Cumulative Convertible Preferred Stock of Covanta Energy Corporation from listing and registration on the Exchange under the Securities Exchange Act of 1934.

The removal from listing and registration on the Exchange of the above issues of the Company became effective at the opening of the trading session on May 17, 2002 pursuant to the Order of the Commission.

Until April 1, 2002, Covanta's common and $1.875 preferred stocks were listed on the New York Stock Exchange. As of June 13, 2002 there were approximately 4,730 common stockholders and 620 preferred stockholders.

The Company suspended its common stock dividend in 1999. Quarterly dividends of $.46875 were paid for the four quarters of 2001 and 2000 on the $1.875 preferred stock. For additional information concerning the payment of dividends, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

On March 3, 1999, pursuant to an Agreement and Plan of Merger, a subsidiary of Covanta acquired 100% of the issued and outstanding stock of Flight Services Group, Inc. (FSG) from the two individual shareholders (the Shareholders) of FSG. Pursuant to this transaction Covanta issued an aggregate of 207,190 shares of restricted common stock, par value $.50 per share (the Common Stock) to the Shareholders. The Common Stock issued to the Shareholders was exempt from registration pursuant to Rule 501 and 505 of Regulation D of the Securities Act of 1933, as amended (the 1933 Act) and Rule 144 of the Securities Exchange Act of 1934, as amended. The Shareholders executed an Investment Letter agreeing to abide by all of the requirements of the foregoing Rules and Regulations and each share of Common Stock issued to the Shareholders contains a legend to the effect that the shares were acquired for investment and not with a view to the public distribution thereof and will not be transferred in violation of the 1933 Act.

Covanta Energy Corporation (Debtor in Possession) and Subsidiaries

ITEM 6.  SELECTED FINANCIAL DATA
---------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                 2001         2000         1999        1998        1997
---------------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except per-share amounts)

TOTAL REVENUES FROM CONTINUING OPERATIONS.............   $1,082,767   $1,020,002   $1,027,693  $ 925,153    $ 960,458
                                                          ---------    ---------    ---------  ---------    ---------
Income (loss) from continuing operations before
cumulative effect of change in accounting principle...     (231,027)     (85,621)     (36,290)    37,248       36,787
Income (loss) from discontinued operations............                  (143,664)     (41,851)    49,722       38,886
Cumulative effect of change in accounting principle...                                 (3,820)
                                                          ---------    ---------    ---------  ---------    ---------
Net income (loss).....................................     (231,027)    (229,285)     (81,961)    86,970       75,673
                                                          ---------    ---------    ---------  ---------    ---------

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before
cumulative effect of change in accounting principle...        (4.65)       (1.73)       (0.74)      0.74         0.73
Income (loss) from discontinued operations............                     (2.90)       (0.85)      1.00         0.78
Cumulative effect of change in accounting principle...                                  (0.08)
                                                          ---------    ---------    ---------  ---------    ---------
Total.................................................        (4.65)       (4.63)       (1.67)      1.74         1.51
                                                          ---------    ---------    ---------  ---------    ---------

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before
cumulative effect of change in accounting principle...        (4.65)       (1.73)       (0.74)      0.73         0.72
Income (loss) from discontinued operations............                     (2.90)       (0.85)      0.98         0.76
Cumulative effect of change in accounting principle...                                  (0.08)
                                                          ---------    ---------    ---------  ---------    ---------
Total.................................................        (4.65)       (4.63)       (1.67)      1.71         1.48
                                                          ---------    ---------    ---------  ---------    ---------

TOTAL ASSETS..........................................    3,185,826    3,298,828    3,728,658  3,649,044    3,443,981
                                                          ---------    ---------    ---------  ---------    ---------
LONG-TERM DEBT (LESS CURRENT PORTION).................    1,600,983    1,749,164    1,884,427  1,864,772    1,911,707
                                                          ---------    ---------    ---------  ---------    ---------
SHAREHOLDERS'  EQUITY.................................        6,244      231,556      442,001    549,100      566,091
                                                          ---------    ---------    ---------  ---------    ---------
SHAREHOLDERS'  EQUITY PER COMMON SHARE................         0.11         4.65         8.92      11.20        11.24
                                                          ---------    ---------    ---------  ---------    ---------
CASH DIVIDENDS DECLARED PER COMMON SHARE..............                                   .625       1.25         1.25
                                                          ---------    ---------    ---------  ---------    ---------


Net loss in 1999 includes net after-tax charges of $97.8 million, or $1.99 per diluted share, reflecting costs associated with existing non-core businesses and impairment of certain assets, comprised of $62.5 million, or $1.27 per diluted share, for continuing operations and $35.3 million, or $.72 per diluted share, for discontinued operations. Net loss in 2000 includes net after-tax charges of $56.0 million, or $1.13 per diluted share, reflecting the write-down of net assets held for sale and $60.4 million, or $1.22 per diluted share, reflecting costs associated with non-core businesses and organizational streamlining costs comprised of $45.5 million, or $.92 per diluted share, for continuing operations and $14.9 million, or $.30 per diluted share, for discontinued operations. Net loss in 2001 includes net after tax charges of $212.7 million, or $4.28 per diluted share, reflecting the write-down of and obligations related to net assets held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto.


BANKRUPTCY FILING

On April 1, 2002 ("Petition Date"), Covanta Energy Corporation and 123 of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The pending Chapter 11 Cases (the "Chapter 11 Cases") are being jointly administered for procedural purposes only. International operations, and certain other subsidiaries and joint venture partnerships were not included in the filing. See Notes 1 and 32 to the Consolidated Financial Statements for a more detailed discussion of these Chapter 11 Cases.

The Company's Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with accounting principles generally accepted in the United States of America. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company's ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, the Company's ability to comply with, and if necessary renew, the terms of the Debtor in Possession Credit Facility (see Notes 15 and 32 to the Consolidated Financial Statements), and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances this can be accomplished and if it were not, the Company's ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the "going concern" basis were not used for the Company's Consolidated Financial Statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

The Company's Consolidated Financial Statements do not reflect adjustments that may occur in accordance with the American Institute of Certified Public Accountant's Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which the Company will adopt for its financial reporting in periods ending after April 1, 2002 assuming that the Company will continue as a "going concern". In the Chapter 11 Cases, all or substantially all of the unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to all required parties for approval pursuant to the relevant provisions of the Bankruptcy Code. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases will be segregated and classified as Liabilities Subject to Compromise in the Consolidated Balance Sheets under SOP 90-7.

DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE

All non-core businesses, including remaining Entertainment and Aviation businesses are classified as net assets held for sale in the Consolidated Balance Sheet. Those businesses held at December 31, 2001 include: the Company's interest in certain entertainment assets in Argentina, Anaheim, California and Ottawa, Canada; its Metropolitan Entertainment subsidiary, a concert promotion business (Metropolitan); and the Port-Authority related component of its aviation fueling business. The other non-core business included in net assets held for sale at December 31, 2001 was CGS, with a zero net asset value resulting from a $0.4 million write-down in 2001.

The Company sold CGS in January 2002, but received no proceeds. In March 2002, the Company closed on the sale of Metropolitan and received $3.1 million. In March 2002, the Company signed a contract for the sale of Casino Iguazu (one of the entertainment assets in Argentina) for $3.5 million in cash. The Company expects to sell the remaining businesses during 2002. The successful completion of the sales processes for remaining non-core assets and the actual amounts received may be impacted by general economic conditions in the markets in which these assets must be sold and necessary regulatory and third party consents.



Net assets held for sale at December 31, 2001 and 2000 (expressed in thousands of dollars) were as follows:

                                                           2001           2000
                                                           ----           ----
Current Assets                                           $15,436       $ 73,237
Property, Plant and Equipment - Net                        4,044         19,939
Other Assets                                               6,348         73,310
Notes Payable and Current Portion of Long-Term Debt                     (28,651)
Other Current Liabilities                                (18,859)       (52,053)
Long-Term Debt                                                             (670)
Other Liabilities                                           (347)       (14,498)
                                                         -------       --------
Net Assets Held for Sale                                 $ 6,622       $ 70,614
                                                         =======       ========

With the exception of the operations of Datacom and CGS, the operations of these businesses are included in discontinued operations for the years ended December 31, 2000 and 1999. At December 31, 2000 the Company had substantially completed the remaining unsold Aviation and Entertainment business as net assets held for sale. Also, at December 31, 2000, the Company applied the provisions of SFAS No. 121 to the net assets held for sale. SFAS No. 121 requires assets held for sale to be valued on an asset by asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, Covanta management considered recent appraisals, valuations, offers and bids, and its estimate of future cash flows related to those businesses. As a result, the Company recorded a pre-tax loss of $77.2 million in the year 2000. This amount relates entirely to businesses previously classified in the Entertainment segment. This amount is shown in write-down and obligations related to net assets held for sale in the 2000 Statement of Consolidated Operations and Comprehensive Loss. At December 31, 2000, the valuation provision of $3.7 million provided against them during 2000 was reversed in discontinued operations.

In accordance with the provisions of SFAS No. 121, the assets included in net assets held for sale have not been depreciated commencing January 1, 2001, which had the effect of decreasing the loss before income taxes in 2001 by approximately $4.6 million.

During 2001, the Company sold several of these assets including its aviation businesses in Spain, Italy and Colombia and the portion of its fueling business that does not serve airports operated by the Port Authority of New York and New Jersey (Non-Port Authority Fueling). Gross cash proceeds from the sales of businesses that were included in net assets held for sale were approximately $38.8 million during 2001.

During 2001, the Company had reached a definitive agreement to sell the portion of its fueling business that is related to airports operated by the Port Authority. However, given the impact of the events of September 11, 2001 on the aviation industry and the Port Authority, no closing date was set for that Port Authority component pending Port Authority approval of the sale. The Company is reviewing this contract in light of its Chapter 11 filing.

The following is a list of Aviation businesses sold in 2001, the gross proceeds from those sales and the realized gain or (loss) on those sales (in thousands of dollars):

Description of Business                    Gross Proceeds   Realized Gain (Loss)
-----------------------                    --------------   --------------------
Non-Port Authority Fueling                   $  15,200          $   (4,026)
Colombia Airport Privatization                   9,660               1,404
Rome, Italy Aviation Ground Operations           9,947               1,855
Spain Aviation Ground Operations                 1,753                (261)
Aviation Fixed Base Operations                   2,098                 777
Other                                              197              (2,517)
                                             ---------          ----------

                                             $  38,855          $   (2,768)
                                             =========          ==========


The above realized loss of $2.8 million is included in net gain (loss) on sale of businesses in the 2001 Statement of Consolidated Operations and Comprehensive Loss.

During the year ended December 31, 2001, the Company also disposed of Datacom and its Australian Venue Management operations. Those disposals resulted in no cash proceeds. Accordingly, prior to those disposals, the Company recorded write-downs of those two businesses based on negotiated sales prices, resulting in pre-tax charges of $16.8 million and $2.0 million, respectively. Also, various parcels of land and other assets held for sale were written down based on the Company's estimates of sales prices, resulting in an additional charge of $1.0 million.

At December 31, 2001, because of the economic turmoil and subsequent devaluation of the peso in Argentina, the Company wrote down to zero its investments in the La Rural exposition center, an entertainment venue in Argentina. The Company also wrote down to a net realizable value of $2.4 million its investment in Casino Iguazu in Argentina based on the status of negotiations evidenced by the subsequent contract to sell the Casino for $3.5 million. The Company estimated $1.1 million of costs to sell the Casino. These write-downs resulted in pre-tax charges of $16.4 million and $4.5 million, respectively. In addition, at December 31, 2001, the Company considered the status of current negotiations on the potential sale of Metropolitan and the negative impact on the concert business of the event of September 11, 2001,and wrote-down Metropolitan to $2.5 million resulting in a pre-tax charge of $5.4 million.

The carrying value of the Company's assets relating to the Arrowhead Pond, the Centre and the Team (all as defined below) have been materially adversely affected by events occurring at the end of 2001 and in 2002 to date. On December 21, 2001 the Company announced that its inability to access the capital markets, the continuing delays in payment of remaining California energy receivables and delays in the sale of aviation and entertainment assets had adversely impacted Covanta's ability to meet cash flows covenants under its Master Credit Facility. The Company also stated that the banks had provided a waiver for the covenants only through January of 2002, had not agreed to provide the additional short term liquidity the Company had sought and that the Company was conducting a comprehensive review of its strategic alternatives.

On December 27, 2001 and January 11, 2002 the Company's credit rating was reduced by Moody's and Standard & Poor's. These downgrades triggered requirements to post in excess of $100 million in performance and other letters of credit for Energy projects and for which the Company did not have available commitments under its Master Credit Facility. Subsequently, the Company's credit ratings were further reduced.

The Company required further waivers from its cash flow covenants under its Master Credit Facility for the period after January 2002. On January 31, 2002 the Company announced that it had obtained waivers through the end of March 2002, subject, however, to its meeting stringent cash balance requirements set by its banks.

Among other things, these cash balance requirements prevented the Company from paying interest due on March 1, 2002 on its 9.25% Debentures. In addition, the restrictions prevented contributions to the working capital needs of the Ottawa Senators Hockey Club Corporation (the "Team") of the National Hockey League (the "NHL"), the prime tenant of the Corel Centre near Ottawa, Canada (the "Centre").

These events resulted in draws during March 2002 of the letters of credit for the $19.0 million and $86.2 million guarantees discussed below with respect to the Team and the Centre, respectively. In return for drawing on the letters of credit, the Company obtained an interest in the loans that had been secured by the letters of credit that had been drawn.

On April 1, 2002, the Company filed for relief under Chapter 11 of the Bankruptcy Code.

The events leading up to the bankruptcy filing and the filing itself have materially adversely affected the Company's ability to manage the timing and terms on which to dispose of its interests and related obligations with respect to the Centre, the Team and the Arrowhead Pond, as described below.

With respect to the Centre and the Team, these events led to the termination, in 2002, of a pending sale of limited partnership interests and related recapitalization of the Team that, if completed as contemplated, would have been expected to stabilize the finances of the Team and Centre for a considerable period of time. Given the Company's inability to fund short-term working capital needs of the Team, and given the events described above, the Company is not in a position to determine the timing and terms of disposition of the Team and the Centre in a manner most advantageous to the Company. Currently, a process is underway to dispose of both in connection with the NHL and the senior secured lenders to the Team.

Based upon all currently available information, including an initial offer to purchase dated June 20, 2002 and certain assumptions as to the future use, and considering the factors listed above, the Company recorded a pre-tax impairment charge as of December 31, 2001 of $140.0 million related to the Centre and the Team.

The $140.0 million charge, which has been included in write-down of and obligations related to net assets held for sale in the 2001 Statement of Consolidated Operations and Comprehensive Loss, represents the Company's estimate of the net cost to sell its interests in the Centre and Team and to be discharged of all related obligations and guarantees. The resulting estimated after tax cost of $118.8 million (net of tax of $21.2 million) has been included in Obligations Related to Net Assets Held for Sale on the December 31, 2001 Consolidated Balance Sheet. However, in view of the proposed sales of these interests, and the need for approval by the Bankruptcy Court, DIP lenders and NHL of such transactions, uncertainty remains as to the actual amount of the impairment.

The Company's guarantees at December 31, 2001 comprised a: (1) $19.0 million guarantee of the Team's subordinated loan payable; (2) $86.2 million guarantee of the senior term debt of the Centre; (3) $45.3 million guarantee of the senior subordinated debt of the Centre for which $6.3 million in cash collateral has been posted by the borrower; (4) $3.1 million guarantee of senior secured term debt of the team; (5) guarantee of the interest payments on $37.7 million of senior secured term debt of the Team; (6) guarantee to make working capital advances to the Centre from time to time in amounts necessary to cover any shortfall between certain operating cash flows, operating expenses and debt service of the Centre; and (7) $17.5 million cost for terminated foreign exchange currency swap agreements. The swap agreements had a notional amount of $130.6 million and were entered into by the Centre related to the $86.2 million senior term and $45.3 million senior subordinated debt. These swap agreements had extended originally through December 23, 2002 but were terminated by the counter-parties in May 2002.

The Company's guarantees arose during 1994, when a subsidiary of Covanta entered into a 30-year facility management contract at the Centre pursuant to which it agreed to advance funds to the Team, and if necessary, to assist the Centre's refinancing of senior secured debt incurred in connection with the construction of the Centre. In compliance with these guarantees, the Company entered into agreements pursuant to which it was required to purchase the $19.0 million and $86.2 million series of debt referred to above if such debt was not timely refinanced or upon the occurrences of certain defaults. On March 12, 2002 the holders of the secured subordinated debt of the Team required the Company to purchase such debt in the total amount (together with accrued and unpaid dividends) of $19.0 million. On March 14, 2002, the holders drew on a $19.0 million letter of credit for which the Company was the reimbursement party. On March 22, 2002, as the result of defaults occurring in 2002, the holders of the senior secured debt required the Company to purchase such debt in the total amount (together with accrued and unpaid dividends) of $86.2 million. The holders drew on a letter of credit on March 27, 2002 for which the Company was the reimbursement party to fund the purchase. The remaining series of subordinated secured debt of the Centre in the amount of $45.3 million is also subject to a put right pursuant to the terms of the underlying agreements. But such subordinated secured debt has not been put to the Company, although the holder has the right to do so. The obligation to purchase such debt is not secured by a letter of credit.

In addition to the $140.0 impairment charge, and following the termination of the pending sale of limited partnership interests discussed above, the Company also recorded a pre-tax charge of $5.5 million at December 31, 2001 to fully reserve against receivables due from the Team. The $5.5 million charge has been included in Other Operating Costs and Expenses in the 2001 Statement of Consolidated Operations and Comprehensive Loss.

The events set forth above have also materially adversely affected the Company's ability to manage the timing and terms on which to dispose of its interest and related obligations in the Arrowhead Pond in Anaheim, California (the "Arrowhead Pond"). The Company's limited ability to fund short term working capital needs at the Arrowhead Pond under the DIP credit facility and the need to resolve the bankruptcy case may create the need to dispose of the Arrowhead Pond presently when Mighty Ducks attendance and the concert business, a prime driver of revenues, is in substantial decline and attendance at the building is not at levels consistent with past experience. Based upon all currently available information, including a recently received valuation and certain assumptions as to the future use, and considering the effects of the events set forth above, the Company recorded an impairment charge as of December 31, 2001 of $74.4 million related to the Company's interest in the Arrowhead Pond.

The $74.4 million charge, which has been included in write-down of and obligations related to net assets held for sale in the 2001 Consolidated Statement of Consolidated Operations and Comprehensive Loss, represents the write-off of the $16.4 million previous carrying amount at that date and the Company's $58.0 million estimate of the net cost to sell its interests in the long-term management agreement discussed in the following paragraph. The resulting estimated net after tax cost to sell of $37.1 million (net of tax of $20.9) has been included in Obligations Related to Net Assets Held for Sale on the December 31, 2001 Consolidated Balance Sheet. However, in view of the proposed sales of this interest, and the need for approval by the Bankruptcy Court and DIP Lenders of such transactions, uncertainty remains as to the actual amount of the impairment.

A subsidiary of the Company is the manager of the Arrowhead Pond under a long-term management agreement. The Company and the City of Anaheim are parties to a reimbursement agreement to the financial institution which issued a letter of credit in the amount of approximately $117.2 million which provides credit support for Certificates of Participation issued to finance the Arrowhead Pond project. As part of its management agreement, the manager is responsible for providing working capital to pay operating expenses and debt service (including swap exposure and reimbursement of the lender for draws under the letter of credit including draws related to an acceleration by the lender of all amounts payable under the reimbursement agreement) if the revenues of Arrowhead Pond are insufficient to cover these costs. The Company has guaranteed the obligations of the manager. The City of Anaheim has given the manager notice of default under the management agreement. In such notice, the City indicated that it did not propose to exercise its remedies at such time.

The Company is also the reimbursement party on a $26.0 million letter of credit and a $1.5 million letter of credit relating to a lease transaction for Arrowhead Pond. The $26.0 million letter of credit, which is security for the lease investor, can be drawn upon the occurrence of an event of default. The $1.5 million letter of credit is security for certain indemnification payments under the lease transaction documents. The lease transaction documents require the Company to provide additional letter of credit coverage from time to time. The additional amount required for 2002 is estimated to be approximately $11.5 million, which the Company has not provided. Notices of default have been delivered in 2002 under the lease transaction documents. As a result of the default, parties may exercise remedies, including drawing on letters of credit and recovering fees to which the manager may be entitled for managing Arrowhead Pond.

The Company's exposure upon the occurrence of an event of default under the lease transaction is estimated to be approximately $37.5 million, which is secured by the $26.0 million letter of credit among other things. The Company is also obligated to fulfill its indemnification obligations under the lease transaction documents, the amount of which cannot be determined at this time. Such indemnification obligations are secured in part by the $1.5 million letter of credit. The parties to the lease transaction have agreed to delay the exercise of remedies for the existing defaults until October 21, 2002. The Company is exploring alternatives and no additional impairment charge related to the lease transaction for the Arrowhead Pond was considered necessary at December 31, 2001.

All of the above pre-tax SFAS No. 121 charges are included in write-down of net assets held for sale in the 2001 Statement of Consolidated Operations and Comprehensive Loss.

2001 VS. 2000

Continuing Operations: Revenues from continuing operations for 2001 were $62.8 million higher than 2000, primarily reflecting an increase in Other segment revenues of $47.1 million, and an increase in Energy segment revenues of $14.1 million.

Service revenues in 2001 increased $6.2 million compared to 2000. Energy service revenues decreased $54.0 million compared to 2000 primarily due to a decrease of $72.0 million related to the environmental consulting business, which was sold in November 2000. This decrease was partially offset by an increase of $18.0 million due mainly to contractual annual escalation adjustments at many plants, increases in the supplemental waste business, and a water service operating agreement with the City of Bessemer, Alabama which began in October 2000. The Other segment's service revenues increased $60.1 million mainly due to the inclusion in continuing operations of $65.6 million related to unsold Aviation and Entertainment businesses in 2001 which were included in discontinued operations in 2000, partially offset by a decrease of $5.5 million due to the sale of Applied Data Technology, Inc. ("ADTI") in 2000.

Electricity and steam sales revenues increased $66.4 million compared to 2000, attributable mainly to the Samalpatti and Madurai projects in India commencing operation in 2001, and increased production and favorable energy pricing experienced primarily at plants in California as well as increased pricing experienced at certain waste-to-energy plants with merchant energy capacity.

Equity in income of investees and joint ventures decreased $6.4 million compared to the year ended December 31, 2000. That decrease is primarily attributable to decreases at joint ventures in California experiencing lower contractual energy rates and a write-down of assets recorded at a joint venture in Bolivia resulting from closing down part of a generating facility due to lower demand in that country, partially offset by an increase in earnings at the Quezon project in the Philippines, which commenced operations in the second quarter of 2000.

Construction revenues decreased $6.3 million compared to 2000. The decrease is attributable to the completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990, the decision to wind down activities in the civil construction business, and the completion of construction of a wastewater project in the third quarter of 2000, partially offset by the commencement of the Tampa Bay water desalination project in 2001, and increased activity in Dual Sand(TM) contracts in 2001.

Other sales - net decreased $14.0 million compared to 2000 due to decreased activity in the operations of Datacom, which was sold in the fourth quarter of 2001.

Other revenues - net increased $18.6 million versus 2000. Other revenues in 2001 included $19.7 million of insurance settlement proceeds and other matters related to the Lawrence, Massachusetts facility, $5.7 million of development fees received and other matters related to the Quezon plant in the Philippines, insurance proceeds of $1.4 million related to a wastewood plant, and insurance proceeds of $2.8 million relating to sold Aviation and Entertainment businesses. 2000 included a $12.2 million insurance settlement related to the Lawrence facility.

Net loss on sale of businesses for 2001 included the loss of $4.0 million on the sale of the Non-Port Authority portion of the Aviation fueling business, and a $2.0 million loss on the sale of the Australian venue management businesses. These losses were partially offset by a $1.9 million gain on the sale of the aviation ground handling operations at the Rome, Italy airport, a gain of $.8 million representing an adjustment on the sale of the Aviation fixed base operations, and a gain of $1.4 million on the sale of the Company's interest in the airport privatization business in Colombia, South America. The net loss on sale of businesses in 2000 included a loss of $1.0 million on the sale of ADTI.

Total costs and expenses increased by $193.4 million in 2001, compared to 2000, due mainly to the increased write-down of and obligations related to net assets held for sale of $183.6 million.

The Energy's segment's plant operating expenses decreased by $19.5 million in 2001 compared to 2000. Plant operating expenses decreased due primarily to a decrease of $61.6 million in the environmental consulting business, which was sold in November 2000 and the net reversal of allowances for doubtful accounts of $2.6 million in 2001 related to receivables from California utilities compared to provisions of $6.2 million in 2000 (see Liquidity/Cash Flow below). That decrease was partially offset by increased fuel costs attributable to higher natural gas and oil prices, higher generation, primarily at waste-wood plants in California, $33.1 million of increased expenses due to the commencement of operations at the Samalpatti and Madurai projects, and the commencement of operations at a wastewater project.

Construction costs decreased by $4.1 million in 2001 compared to 2000. The decrease is due to the completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990, completion of the construction of a wastewater project in the third quarter of 2000, and a decrease in the civil construction business (which business management anticipates will cease in 2002), partially offset by an increase due to the commencement of construction of the water desalination project, and increased activity in Dual Sand(TM) contracts in 2001.

Depreciation and amortization expense decreased by $8.3 million in 2001 compared to 2000. This decrease is primarily related to a $13.8 million decrease in Corporate and Other segment depreciation and amortization, which in 2000 included $11.4 million of accelerated amortization of a new data processing system. Also, Energy's depreciation and amortization expense increased by $5.6 million in 2001 compared to 2000 primarily due to commencement of operation of the Samalpatti and Madurai projects in 2001, partially offset by the effect of accelerated depreciation in 2000 related to certain air pollution control equipment being replaced in connection with the Clean Air Act Amendments of 1990.

Debt service charges increased by $2.4 million in 2001 compared to 2000. The increase is primarily due to project debt outstanding related to the Samalpatti and Madurai projects, which were not consolidated in 2000, partially offset by lower debt service expense due to lower project debt related to various facilities caused by redemption and maturity of bonds. The Energy segment had one interest rate swap agreement outstanding that resulted in additional debt service expense of $2.2 million and $1.1 million for 2001 and 2000, respectively.

Other operating costs and expenses for 2001 increased $43.1 million due to activity in the Other segment. This increase was due mainly to the inclusion in continuing operations of unsold Aviation and Entertainment businesses in 2001, which were included in discontinued operations in 2000. This increase was partially offset by the effect of the sale of ADTI in 2000 and the sale of Datacom in November 2001.

Costs of goods sold for 2001 decreased $4.6 million compared to 2000 due mainly to the sale of Datacom in November 2001.

Selling, administrative and general expenses for 2001 increased $9.2 million compared to 2000. This increase is due mainly to the inclusion in continuing operations of the unsold Aviation and Entertainment businesses in 2001. That increase was partially offset by a decrease in corporate overhead expenses that was fundamentally the result of a decrease in most overhead costs due to the wind-down of the Company's New York office. Selling, administrative and general expenses for the Energy segment decreased $6.8 million compared to 2000 principally due to the sale in November 2000 of the environmental consulting business.

Project development expenses in 2001 increased by $8.8 million from 2000. The increase is mainly due to the write-off of development costs related to an energy project in California, offset by a decrease in overhead and other costs related to other development, mainly in the Asian market.

Other expenses - net decreased $17.4 million compared to 2000. This decrease is due mainly to costs incurred in 2000 of $18.0 million representing creditors' fees and expenses incurred in connection with the waiver by certain creditors of certain covenants and the extension of credit through November 2000, and $4.8 million representing fees and expenses incurred in connection with financing efforts to support the then-proposed recapitalization plan. 2000 also included $16.6 million related to Energy's cost-reduction plan and a $2.8 million impairment write-down of one project in China. In 2001, the effect of these 2000 costs was partially offset by the amortization of $25.5 million of the Company's costs in securing its Revolving Credit and Participation Agreement (the Agreement) in March 2001 and subsequent amendments. Such costs are being amortized through March 2002.

Interest expense - net in 2001 decreased $5.1 million compared to 2000. Corporate interest expense-net decreased $2.4 million primarily due to lower average debt outstanding and lower rates on variable-rate debt, partially offset by a decrease in interest income on cash balances. The Energy segment's interest expense-net decreased by $3.9 million in 2001 compared to 2000 due mainly to interest income on cash balances and a decrease in interest expense caused mainly by payments on debt, primarily debt associated with the Quezon project. That debt was fully paid in March 2001. These decreases were partially offset by the Other segment's interest expense-net which increased $1.3 million due to the inclusion in continuing operations of the unsold Aviation and Entertainment businesses in 2001.

The effective tax rate for 2001 was 7.1% compared to 29.7% for 2000. The lower effective rate in 2001 was primarily due to increased pre-tax losses in the current year including certain write-downs of and obligations related to net assets held for sale and dispositions for which tax benefits were not recognized through a valuation allowance offset by increased tax expense related to higher foreign income in 2001. See Note 23 to the Consolidated Financial Statements for a more detailed reconciliation of variances from the Federal statutory income tax rate.

Discontinued Operations: In 2000, the loss from discontinued operations totaled $143.7 million. The loss before interest and taxes from discontinued operations was $169.5 million, primarily reflecting net losses of $97.0 million on the disposal of Aviation and Entertainment businesses, legal, accounting, consulting and overhead expenses incurred in connection with the discontinuance of those businesses, and accelerated depreciation in connection with shortened estimated useful lives of management information systems.

Property, plant and equipment - net increased $111.9 million during 2001 due mainly to the acquisition of majority ownership interests in two energy project companies causing the consolidation of those companies, which were previously accounted for under the equity method.

2000 VS. 1999

Continuing Operations: Revenues from continuing operations for 2000 were $7.7 million lower than 1999, primarily reflecting a decrease in Corporate and Other segment revenues of $33.7 million, partially offset by an increase in Energy segment revenues of $26.0 million.

Service revenues in 2000 decreased $13.4 million compared to 1999. Energy service revenues increased $4.4 million compared to 1999 primarily due to increased production and contractual annual escalation adjustments at many plants aggregating $7.6 million, offset by a decrease of $3.2 million in the environmental consulting business that was sold in November 2000. The Other segment's service revenues decreased $17.8 million mainly due to the sale of ADTI in the first quarter of 2000.

Electricity and steam sales revenue increased $71.0 million compared to 1999 attributable mainly to increased production and to favorable energy pricing experienced primarily at power plants in California, including incremental revenues from the acquisition of the remaining interest in a California plant during the second quarter of 1999. The commencement of operations during 1999 of projects in Thailand and the Philippines, as well as increased pricing experienced at certain waste-to-energy plants with merchant energy capacity, also contributed to the overall increase in this category.

Equity in income of investees and joint ventures increased $11.1 million compared to the year ended December 31, 1999. Approximately $9.4 million of the increase is attributable to the commencement of operations of projects in Asia. The remaining increase is mainly due to increased generation at existing projects.

Construction revenues decreased $50.1 million compared to 1999. The decrease is attributable to the near completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990, the decision to wind down activities in the civil construction business and the completion of a wastewater project in 2000.

Other sales - net decreased $9.7 million due mainly to reduced activity in the operations of Datacom associated with the Chapter 11 bankruptcy filing in March 2000 of Genicom Corporation (Genicom), its major customer.

Other revenues-net decreased $9.9 million from 1999. Other revenues in 2000 included $12.2 million and in 1999 included $7.8 million of insurance settlements relating to the Lawrence, Massachusetts facility. 1999 also included a gain on the sale of an investment of $5.1 million and a $9.2 million gain on the termination and restructuring of the Tulsa, Oklahoma facility's operating contract.

Net gain (loss) on sale of businesses in 2000 includes a $1.1 million loss on the sale of ADTI. 1999 includes a $5.7 million gain on the sale of a joint venture interest.

Total costs and expenses increased by $65.6 million in 2000 compared to 1999. The increase reflects an increase in the Energy segment of $10.0 million and an aggregate increase in Corporate and the Other segment of $55.6 million.

The Energy segment's plant operating expenses increased by $54.1 million in 2000 compared to 1999 due primarily to a full year of consolidated operations in 2000 related to the acquisition of the remaining interest in a California plant and a full year of operations in 2000 of plants in the Philippines and Thailand, both of which commenced commercial operations during the second quarter of 1999.

Construction costs decreased by $46.5 million in 2000 compared to 1999. This decrease is due in part to the decline in the civil construction business, which business management anticipates will cease in 2001, the near completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990 and the completion of a wastewater project in 2000.

Depreciation and amortization expense increased by $8.9 million in 2000 compared to 1999. This increase is primarily related to an increase in Corporate depreciation and amortization of $6.2 million due mainly to the accelerated amortization of a new data processing system. Also, the Energy segment's depreciation and amortization increased $2.6 million compared to 1999 primarily due to a full year of operating results in 2000 (versus a partial year in 1999) at the plant in California and the commencement of operations of the plants in the Philippines and Thailand.

Debt service charges decreased $3.7 million in 2000 compared to 1999. This amount includes a $6.9 million decrease due to lower project debt outstanding on various facilities caused by redemption and maturity of bonds, partially offset by an increase of $3.2 million due to a full year of expense related to commencement of operations of the plants in the Philippines and Thailand that began operations during 1999. The Energy segment had one interest rate swap agreement outstanding that resulted in additional debt service expense of $1.1 million and $1.7 million for 2000 and 1999, respectively. The effect of this swap on the weighted-average interest rate of project debt was not significant.

Other operating costs and expenses decreased $.9 million from 2000 due to activity in the Other segment. This decrease was mainly associated with lessened activity at ADTI of $1.7 million as a result of its sale and the write-off of goodwill related to ADTI in 1999 of $7.8 million. In addition, operating costs and expenses at Datacom decreased by $4.0 million primarily due to write-downs in 1999 of obsolete inventory, receivables and other assets totaling $15.2 million, partially offset by a write-down of receivables in 2000 of $6.5 million and higher costs related to the bankruptcy of Genicom. These decreases were partially offset by $8.7 million of accruals for workers' compensation insurance related to other sold businesses.

Costs of goods sold decreased $23.7 million compared to 1999 due in part to activity in the Other segment. Costs of goods sold at ADTI decreased $12.6 million because of its sale in 2000. Datacom's costs of goods sold decreased $10.7 million due mainly to lessened activity caused by the Genicom bankruptcy filing.

Selling, administrative and general expenses decreased $23.2 million compared to 1999 mainly due to unallocated corporate overhead expenses. This decrease is fundamentally the result of a decrease in Corporate severance and an employment contract termination settlement together totaling $33.0 million and a decrease in most other overhead costs due to the wind down of the New York headquarters office. These decreases were partially offset by an increase in professional fees relating to the sale of non-core business and related issues of $5.1 million. Selling, administrative and general expenses for the Energy and Other segments remained relatively constant.

Project development expenses increased $1.2 million from 1999. The overall increase is due primarily to increased development activities in domestic and European markets during 2000.

Other expenses - net increased $22.2 million compared to 1999, including an increase in the Energy segment of $.7 million and an increase in Corporate of $21.5 million. In 2000, other expenses - net in the Energy segment included a charge of approximately $16.6 million related to the cost reduction plan approved and effected in December 2000, whereby the Company decided to reorganize its operating structure and to redirect its development spending program away from the Asian markets. This has resulted in overhead reductions both domestically and internationally and the announced closure of the Company's Hong Kong headquarters. In addition, in 2000 an impairment write-off was taken of approximately $2.8 million related to one project in China. The 1999 amount includes asset impairment charges of approximately $28.4 million related to the environmental consulting and engineering business that was sold in November 2000 at approximately its revised carrying value. In late 1999, the Company approved a plan for disposition of its subsidiary, Ogden Environmental and Energy Services Company, Inc. (OEES). OEES consisted of a construction business, an environmental consulting and engineering business, and a separate Spanish environmental construction and engineering business. Since no potential buyer could be found for the entire OEES business, the Company decided to dispose of each part of the OEES business separately. As such, the Company performed tests for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121 of each business and, based on the estimated sale prices of those businesses, determined that goodwill related to the U.S. construction business and the U.S. environmental consulting and engineering business should be written down to zero, resulting in a $20.0 million charge. The fixed assets of those businesses were also written down by $1.8 million based on the same rationale. The Company also received an offer from a potential buyer of the Spanish business and, therefore, based on the estimated net realizable value indicated by that offer, wrote down goodwill related to that business and fixed assets of that business by $3.0 million and $1.6 million, respectively. Covanta also estimated $2.0 million for costs to sell all three parts of the business in determining their net realizable value. That was partially offset by income of $9.0 million related to the reversal of allowances for doubtful accounts previously established that were no longer required because the Company purchased the previously unowned interest in the power plant to which these reserves related. As a result of that purchase, the Company was able to control certain leased assets of the power plant, which ultimately made payment by the power plant of those related receivables likely. Other expenses - net at Corporate in 2000 include $18.0 million of creditors' fees and expenses and $4.8 million representing fees and expenses incurred in connection with financing efforts to support the Company's balance sheet recapitalization plan (see Liquidity/Cash Flow below).

Write-down of net assets held for sale of $77.2 million represents the write-down to estimated fair value (less costs to sell) of the non-core businesses previously included in the Entertainment segment. The Company applied the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" to all the net assets held for sale. SFAS No. 121 requires assets held for sale be valued on an asset by asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, the Company considered recent appraisals, valuations, offers and bids, and in some cases, its estimate of future cash flows related to those businesses.

Interest expense - net increased $4.7 million from 1999. The Energy segment's interest expense - net increased $4.9 million from 1999 due to higher average debt outstanding. Corporate interest expense - net decreased $.7 million compared to 1999. Corporate interest expense in 2000 increased $3.4 million due primarily to increased borrowing on the Company's revolving line of credit, and higher rates on adjustable rate debt. Corporate interest income in 2000 increased $4.1 million due mainly to interest earned on proceeds from sales of assets partially offset by interest earned in 1999 on proceeds from an energy contract repayment.

The effective tax rate for 2000 was 29.7% compared with 18.7% for 1999. This increase of 11.0% representing tax benefits was primarily due to the write-off in 1999 of goodwill for which the Company did not have any tax basis, lower foreign taxes and lower non-deductible foreign losses in 2000, partially offset in 2000 by a valuation allowance relating to tax assets resulting from the write-down of assets held for sale. Note 23 to the Consolidated Financial Statements contains a more detailed reconciliation of variances from the Federal statutory income tax rate.

Discontinued Operations: Losses from discontinued operations for 2000 were $143.7 million, representing a decrease in earnings of $101.8 million from the comparable period of 1999. Loss before interest and taxes from discontinued operations was $169.5 million in 2000 compared to $37.2 million in 1999. This $132.3 million decrease in income was primarily associated with losses on the sales of businesses in 2000 of $97.0 million compared to the gains on the sales of businesses in 1999 of $16.8 million. Businesses sold include Entertainment's Food and Beverage/Venue Management business, and the Themed Attractions/Parks business, and Aviation's Ground Handling business and Fixed Based Operations business. In addition, Aviation's operations, exclusive of sales of businesses, decreased $22.2 million primarily due to increased overhead costs of $9.2 million representing mainly professional fees relating to the sale of businesses, decreases in the fueling business of $4.9 million representing higher insurance costs and lower activity at certain locations, decreases in the ground services business of $16.7 million caused mainly by lower results in Europe, Asia and domestic operations and an increase in workers' compensation expense of $6.1 million, partially offset by a decrease in severance charges of $13.7 million. Entertainment's operations, exclusive of sales of businesses, decreased $3.6 million compared to 1999. This is primarily due to decreases in the Food and Beverage/Venue Management business of $10.4 million and the Themed Attractions/Parks business of $16.6 million primarily as a result of those businesses being sold. The decrease also includes increased overhead costs of $3.6 million representing mainly professional fees relating to the sale of businesses, an increase in workers' compensation expense of $3.7 million and in 1999 a $7.2 million gain on a series of food and beverage/venue management contract buyouts. These decreases are partially offset by a decrease in severance charges of $12.1 million and in 1999 a charge of $10.5 million relating to a non-refundable deposit and related expenditures for the proposed purchase of Volume Services America ("VSA"). In addition, in 1999, the Company reached agreements to sell its interest in the Grizzly Nature Center and its interest in a casino operation in Aruba, resulting in losses of $4.0 million and $2.5 million, respectively. In 1999, the Company also wrote off unrecoverable contract acquisition costs at two sport facilities, $5.0 million related to the Great Western Forum and $1.5 million related to the U.S. Air Arena, both of which had ceased to be utilized by professional sports teams. The Company also abandoned its casino development activities in South Africa resulting in charges of $7.3 million.

In addition to the Energy segment's swap, the Company had three interest rate swap agreements covering notional amounts of $1.6 million (decreasing to zero), $2.7 million and $2.8 million (both amortizing to $2.1 million on their termination dates) during 2000. The first swap agreement expired in November 2000 and was entered into to convert Entertainment's $1.6 million variable rate debt to a fixed rate. The other swap agreements, which were denominated in Hong Kong dollars and were terminated in November 2000, were entered into to convert Aviation's $7.5 million variable rate debt to a fixed rate. During 1999 the Company also had three other interest rate swaps outstanding with a total notional amount of $3.5 million which expired in September and October 1999. These agreements resulted in additional interest expense in 2000 and 1999 of $.4 million and $.5 million, respectively, including $.2 million in 2000 for terminating those swaps. These amounts were included in discontinued operations. The effect of these swap agreements on the weighted average interest rate was not significant.

CAPITAL INVESTMENTS AND COMMITMENTS: For the year ended December 31, 2001, capital investments for continuing operations amounted to $61.5 million, substantially all of which was for Energy.

At December 31, 2001, capital commitments for continuing operations amounted to $7.0 million for normal replacement and growth in Energy. Other capital commitments for Energy as of December 31, 2001 amounted to approximately $12.9 million. This amount includes a commitment to pay, in 2008, $10.6 million for a service contract extension at an energy facility. In addition, this amount includes $2.3 million for an oil-fired project in India, which commenced operations in September 2001.

The Company's contractual obligations, including debt and leases, as of December 31, 2001 are as follows (expressed in thousands of dollars):

                                                             Payments Due by Period
                                                             ----------------------

                                                      Less than                  4 to 5       After
                                           Total       one year   1 to 3 years    years      5 years
                                           -----       --------   ------------   -------     -------

Total Long-Term Debt                     $1,727,184    $126,201     $262,910    $241,997   $1,096,076
Less: Non-Recourse Long-Term Debt        (1,415,493)   (113,112)    (240,581)   (241,527)    (820,273)
Convertible Subordinated Debentures         148,650     148,650
Total Operating Leases                      548,468      43,333       74,492      61,562      369,081
Less: Non-Recourse Operating Leases        (420,277)    (36,298)     (62,382)    (46,979)    (274,618)
Obligations Related to Net Assets held      198,000     198,000
for Sale
Other Long-Term Obligations                 170,785                   93,555      10,807       66,423
                                           --------    --------     --------     -------     --------

Total Contractual Obligations              $957,317    $366,774     $127,994     $25,860     $436,689
                                           ========    ========     ========     =======     ========


The Company's other commitments as of December 31, 2001 are as follows (expressed in thousands of dollars):

                                            Commitments Expiring by Period
                                            ------------------------------

                                                    Less than        More than
                                        Total        one year         one year
                                        -----        --------         --------

      Standby Letters of Credit       $279,216       $279,216         $
      Surety Bonds                     166,270         83,754           82,516
      Guarantees                       162,946        113,374           49,572
                                      --------       --------         --------

      Total Other Commitments         $608,432       $476,344         $132,088
                                      ========       ========         ========


See below, Liquidity/Cash Flow and the Notes to the Consolidated Financial Statements for a description of the Company's contractual and other commitments as of December 31, 2001.

In addition, Covanta and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy, entertainment and other facilities. In the normal course of business, they also are involved in legal proceedings in which damages and other remedies are sought. (See Liquidity/Cash Flow below.)

The Company is engaged in ongoing investigation and remediation actions with respect to three airports where it provides aviation fueling services on a cost-plus basis pursuant to contracts with individual airlines, consortia of airlines and operators of airports. The Company currently estimates the costs of those ongoing actions will be approximately $1.0 million (over several years), and that airlines, airports and others should reimburse it for substantially all these costs. To date, the Company's right to reimbursement for remedial costs has been challenged successfully in one prior case in which the court found that the cost-plus contract in question did not provide for recovery of costs resulting from the Company's own negligence. That case did not relate to any of the airports described above. Except in that instance and one other, the Company has not been alleged to have acted with negligence. The Company has also agreed to indemnify various transferees of its divested airport operations with respect to certain known and potential liabilities that may arise out of such operations and in certain instances has agreed to remain liable for certain potential liabilities that were not assumed by the transferee. Accordingly, the Company may in the future incur liability arising out of investigation and remediation actions with respect to airports served by such divested operations to the extent the purchaser of these operations is unable to obtain reimbursement of such costs from airlines, airports or others. To date such indemnification has been sought with respect to one airport. Because the Company did not provide fueling services at that airport, it does not believe it will have significant obligations with respect to this matter. The Company is currently reviewing the potential impact of its filing under Chapter 11 on its exposure for these liabilities.

LIQUIDITY/CASH FLOW: Net cash provided by operating activities for 2001 was $87.0 million compared to cash used in operating activities in 2000 of $58.7 million, resulting in an increase of $145.7 million due to changes in working capital and other liabilities.

Net cash used in investing activities of continuing operations was $28.8 million lower than 2000 primarily relating to an increase in proceeds from the sales of businesses and other of $15.6 million, and a decrease in investments in and advances to joint ventures of $15.5 million and an increase in distributions from investees and joint ventures of $21.7 million. These decreases in cash used in investing activities were partially offset by a decrease in proceeds from the sales of marketable securities of $6.6 million, a decrease in proceeds from the sale of property, plant and equipment of $8.9 million, and an increase in capital expenditures of $6.5 million.

Net cash used in financing activities was $69.8 million in 2001 compared to cash used in financing activities of $268.2 million in 2000. This decrease of $198.4 million in cash used is due primarily to cash released from restricted cash of $194.1 million in 2001. That increase is partially offset by an increase in net debt payments of $166.5 million, and an increase of $23.9 million in funds held in trust.

In addition, cash provided from discontinued operations totaled $346.4 million in 2000 representing mainly proceeds from the sales of Aviation and Entertainment businesses partially offset by operating losses of discontinued operations. During the years ended December 31, 2001 and 2000, the Company substantially completed the sales of its Aviation and Entertainment businesses. The following is a list of Aviation and Entertainment businesses sold in 2001 and 2000 and the gross cash proceeds from those sales:


              Description of Business                          Gross Proceeds
                                                               (In millions)
                                                               -------------

                                                                     2001
                                                                     ----
              Non-Port Authority Fueling                             $ 15
              Colombia Airport Privatization                           10
              Rome, Italy Aviation Ground Operations                   10
              Spain Aviation Ground Operations                          2
              Aviation Fixed Base Operations                            2
                                                                     ====
                 Total 2001 Gross Proceeds                           $ 39
                                                                     ====

                                                                     2000
                                                                     ----
              Food and Beverage/Venue Management                     $223
              Aviation Ground Handling                                 96
              Parks and Themed Attractions                             38
              Argentina Airport Privatization                          27
              Aviation Fixed Base Operations                           16
              Fairmount Racetrack                                      15
              Dominican Republic Airport Privatization                  3
              Other Businesses                                          4
                                                                     ----
                 Total 2000 Gross Proceeds                           $422
                                                                     ====

In connection with the above sales, the Company also reduced its debt by approximately $120 million. The Company also incurred $11.0 million in costs associated with disposing of certain other assets.

The Company also sold certain other businesses. In 2001, the Company sold Datacom and its Australian venue management businesses, but received no proceeds.

The following is a list of other businesses sold in 2000 and the gross cash proceeds from those sales:

                                                                 Gross Proceeds
                                                                 (In millions)
                                                                 --------------
        Environmental Consulting and Engineering (OEES)               $15
        Applied Data Technology, Inc.                                   5
                                                                      ---
           Total Gross Proceeds                                       $20
                                                                      ===

In connection with several of the above sales, the Company is also entitled to certain deferred payments, subject to certain contingencies. In addition, the Company has contingent obligations under most of the related sale agreements in respect to liabilities arising before and, in some cases, after the consummation of the sale, for environmental, personal injury, contractual claims and similar matters.

At December 31, 2001, the Company had approximately $88.9 million in cash and cash equivalents, of which
$2.1 million related to net assets held for sale and $22.2 million related to cash held in foreign bank accounts and that could be difficult to transfer to the U.S.

As previously reported, the Company entered into a revolving credit and participation agreement (the "Master Credit Facility") on March 14, 2001. The Master Credit Facility is secured by substantially all of the Company's assets and matured on May 31, 2002 without being fully discharged by the DIP Credit Facility discussed below. This, along with non-compliance with certain required financial ratios also discussed below and possible other items, has caused the Company to be in default of its Master Credit Facility. However, on April 1, 2002, the Company and 123 of its subsidiaries each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code that, among other things, will address these events of default.

In connection with that action, the Company and most of its subsidiaries, including some that have not filed for relief under Chapter 11, have entered into a Debtor In Possession Credit Agreement (as amended, the "DIP Credit Facility") with the lenders who provided the revolving credit facility under the Master Credit Facility. On April 5, 2002, the Bankruptcy Court issued its interim order approving the debtor in possession financing which was confirmed in a final order dated May 15, 2002, subject to the objection of holders of limited interests in two joint venture partnerships who are dispute the inclusion of those companies in the DIP Credit Facility. The bankruptcy court has taken these objections under advisement and has not indicated when it will render a decision. The DIP Credit Facility terms are described below.

The DIP Credit Facility, which provides for the continuation of approximately $240.0 million of letters of credit previously provided under the Master Credit Facility and a $48.2 million liquidity facility, is secured by all of the Company's domestic assets not subject to liens of others and generally 65% of the stock of certain of its foreign subsidiaries. Obligations under the DIP Credit Facility will have senior status to other prepetition secured claims and the DIP Credit Facility is now the operative debt agreement with the Company's banks. The Master Credit Facility remains in effect to determine the rights of the lenders who are a party to it with respect to obligations not continued under the DIP Credit Facility.

As of December 31, 2001, letters of credit had been issued in the ordinary course of business under the Master Credit Facility for the Company's benefit using up most of the available line. The Master Credit Facility also provided for the coordinated administration of certain letters of credit issued in the normal course of business to secure performance under certain energy contracts (totaling $208 million), letters of credit issued to secure obligations relating to the Entertainment businesses (totaling $267 million) largely with respect to the Anaheim and Corel projects described above under "Capital Investments and Commitments," letters of credit issued in connection with the Company's insurance program (totaling $40 million), and letters of credit used for credit support of the Company's equity bonds (totaling $127 million). Of these letters of credit, approximately $361 million secured indebtedness included in the Company's balance sheet and $87 million relate to other obligations that are reflected in the Notes to the financial statements. These letters of credit are generally available for drawing upon if the Company defaults on the obligations secured by the letters of credit or fails to provide replacement letters of credit as the current ones expire. The balance of $194 million relates principally to the Company's obligation under Energy contracts to pay damages. Letters of credit supporting liabilities with respect to the Corel Centre and Ottawa Senators team were drawn for a total amount of approximately $105.2 in March 2002.

Beginning in April 2002 and pursuant to the Company's Chapter 11 filing, Trustees for the Company's adjustable rate revenue bonds declared the principal and accrued interest on such bonds due and payable immediately. Accordingly, letters of credit supporting these bonds have been drawn in the amount of $125.1 million and the Company is presently not able to reissue these bonds.

The financial covenants of the Master Credit Facility provide limits on (I) the ratio of (a) the sum of Consolidated Operating Income (as shown in the Consolidated Statements of Operations), plus LOC Fees (defined in the Master Credit Facility as letter of credit fees, commitment fees, and amortization of agency and termination fees) to the extent included in Operating Income, and Minority Interest (as shown on the Consolidated Statement of Operations and Comprehensive Loss) to (b) the total interest expense on the Company's indebtedness, plus LOC Fees, less interest income. (II) the ratio of the Company's net indebtedness to adjusted Earnings Before Interest and Taxes ("EBIT") as defined, for the four quarters ended December 31, 2001, and (III) the sum of capital stock, capital surplus and earned surplus as shown on the Company's Consolidated Balance Sheets. The Master Credit Facility provided that for the first quarter of 2001, consolidated net worth must exceed the amount of consolidated net worth shown on the Company's Consolidated Balance Sheet as of December 31, 2000. For each succeeding quarter, the permitted minimum net worth is increased by 75% of the Company's consolidated net income (but not net loss) for such quarter.

At the time the Master Credit Facility was executed, the Company had believed that it would be able to meet the liquidity covenants in the Master Credit Facility, timely discharge its obligations on maturity of the Master Credit Facility and repay or refinance its convertible subordinated debentures from cash generated by operations, the proceeds from the sale of its non-core businesses and access to the capital markets. However, a number of factors in 2001 and 2002 affected these plans, including:

         (1) The sale of non-core assets took longer and yielded substantially less proceeds than anticipated;

         (2) The power crisis in California substantially reduced the Company's liquidity in 2001 as a result of California utilities' failures to pay timely for power purchased from the company; and

         (3) A general economic downturn during 2001 and a tightening of credit and capital markets, particularly for energy companies which were substantially exacerbated by the bankruptcy of Enron Corporation. (See ENERGY INDUSTRY CONDITIONS under MARKETS, COMPETITION AND GENERAL BUSINESS CONDITIONS)

As a result of a combination of these factors in 2001 and early 2002, the Company was forced to obtain seven amendments to the Master Credit Facility. Also, because of the California energy crisis, analyses raising doubt about the financial viability of the independent power industry, the Enron crisis, the decline in financial markets as a result of the events of September 11, 2001 and the drop in the demand for securities of independent power companies, the Company was unable to access capital markets.

In 2001, the Company also began a wide-ranging review of strategic alternatives given the very substantial maturities in 2002, which far exceed the Company's cash resources. In this connection, throughout the last six months of 2001 and the first quarter of 2002, the Company sought potential minority equity investors, conducted a broad-based solicitation for indications of interest in acquiring the Company among potential strategic and financial buyers and investigated a combined private and public placement of equity securities. On December 21, 2001, in connection with a further amendment to the Master Credit Facility, the Company issued a press release stating its need for further covenant waivers and for access to short term liquidity. Following this release, the Company's debt rating by Moody's and Standard & Poor's was reduced below investment grade on December 27, 2001 and January 16, 2002, respectively. These downgrades further adversely impacted the Company's access to capital markets and triggered the Company's commitments to provide $100 million in additional letters of credit in connection with two waste-to-energy projects and the draws during March of 2002 of approximately $105.2 million in letters of credit related to the Corel Centre and Ottawa Senators. Despite the Company's wide-range search for alternatives, ultimately the Company was unable to identify any option which satisfied its obligations outside the Chapter 11 process. On March 1, 2002, the Company availed itself of the 30-day grace period provided under the terms of its 9.25% debentures due March 2022, and did not make the interest payment due March 1, 2002 at that time.

On April 1, 2002 the Company publicly announced that as a result of the review the Company:

         (1) Determined that reorganization under the Bankruptcy Code represents the only viable venue to reorganize the Company's capital structure, complete the disposition of its remaining non-core entertainment and aviation assets, and protect the value of the energy and water franchise;

         (2) Entered into a non-binding Letter of Intent with the investment firm of Kohlberg Kravis Roberts & Co. ("KKR") for a $225 million equity investment under which a KKR affiliate would acquire the Company upon emergence from Chapter 11; and

         (3) Announced a strategic restructuring program to focus on the U.S. energy and water market, expedite the disposition of non-core assets and, as a result, reduce overhead costs.

On April 1, 2002, Covanta Energy Corporation and 123 of its subsidiaries, each a debtor in possession (the "Debtors"), filed for protection under the Bankruptcy Code and accordingly did not make the interest payment on the 9.25% debentures due at that time.

The rights of Covanta's creditors will be determined as part of the Chapter 11 process. Existing common equity and preferred shareholders are not expected to participate in the new capital structure or realize any value.

In connection with its bankruptcy filing, the Company entered into DIP Credit Facility, as amended.

The DIP Credit Facility comprises two tranches. The Tranche A Facility provides the Company with a credit line of approximately $48.2 million, divided into $34 million commitments for cash borrowings under a revolving credit line and $14.2 million commitments for the issuance of certain letters of credit. The Tranche B Facility consists of approximately $240 million commitments solely for the extension of, or issuance of letters of credit to replace certain existing letters of credit.

Amounts available for cash borrowing under the Tranche A Facility are subject to monthly and budget limits. The Company may utilize the amount available for cash borrowings under the Tranche A Facility to reimburse the issuers of letters of credit issued under the Tranche A Facility if and when such letters of credits are drawn, to fund working capital requirements and general corporate purposes of the Company relating to the Company's post-petition operations and other expenditures in accordance with a monthly budget and applicable restrictions typical for a Chapter 11 debtor in possession financing.

Under the DIP Credit Facility, the Company will pay a one-time facility fee equal to 2% of the amount of Tranche A commitments.

In addition, the Company will pay a commitment fee varying depending on utilization, between .50% and 1% of the unused Tranche A commitments. The Company will also pay a fronting fee for each Tranche A and Tranche B letter of credit equal to the greater of $500 and 0.25% of the daily amount available to be drawn under such letter of credit, as well as letter of credit fees of 3.25% on Tranche A letters of credit, and 2.50% on Tranche B letters of credit fee, calculated over the daily amount available for drawings thereunder.

Outstanding loans under the Tranche A Facility and the Tranche B Facility bear interest at the Company's option at either the prime rate plus 2.50% or the Eurodollar rate plus 3.50%.

The DIP Credit Facility contains covenants, which restrict (1) the incurrence of additional debt, (2) the creation of liens, (3) investments and acquisitions,
(4) contingent obligations and performance guarantees and (5) disposition of assets. In addition, the Company must comply with certain specified levels of budget, financial and reporting covenants. The Company is currently in compliance with these covenants, other than certain reporting requirements.

The DIP Credit Facility matures on April 1, 2003, but may, with the consent of DIP Lenders holding more than 66-2/3% of the Tranche A Facility, be extended for two additional periods of six months each. There are no assurances that the DIP lenders will agree to an extension. At maturity, all outstanding loans under the DIP Credit Facility must be repaid, outstanding letters of credit must be discharged or cash-collateralized, and all other obligations must be satisfied or released.

The Company believes that the DIP Credit Facility, when taken together with the Company's own funds, provide it sufficient liquidity to continue to operate its core businesses during the Chapter 11 proceeding. Moreover, the legal provisions relating to Chapter 11 proceedings are expected to provide a legal basis for maintaining the Company's business intact while it is being reorganized. However, the outcome of the Chapter 11 proceedings and, if necessary, the renewal of the DIP Credit are not within the Company's control and no assurances can be made with respect to the outcome of these efforts.

In the Chapter 11 Cases, the Debtors obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. These orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of certain pre-petition employee salaries, wages, health and welfare benefits, retirement benefits and other employee obligations, (iii) authorize payment of pre-petition obligations to certain critical vendors to aid the Debtors in maintaining the operation of their businesses, (iv) authorize the use of cash collateral and grant adequate protection in connection with such use, and (v) authorize post-petition financing.

The Company executed an agreement for sale of the Aviation fueling business in July 2001. The Company completed the sale of the Non-Port Authority portion of its Aviation fueling business in December 2001. The successful completion of the sales processes for remaining non-core assets and the actual amounts received may be impacted by general economic conditions in the markets in which these assets must be sold and necessary regulatory and third party consents.

On March 28, 2002, following approval from the Master Credit Facility lenders, three of the Company's subsidiaries sold their interests in two power plants and an operating and maintenance contractor based in Thailand. The total sale price for all three interests of approximately $35.0 million is less than the net carrying value of the interests of approximately $57.7 million. The Company, therefore, expects to realize a net loss of approximately $23.6 million on this sale, after deducting costs relating to the sale.

At December 31, 2001, the Company had no intention of selling these Thai assets or any other Asian Energy assets. Subsequently, a determination was made to sell the Thai assets to generate liquidity. The Company may consider a variety of different strategies as the Bankruptcy process proceeds.If the Company were to adopt a formal plan to sell its remaining Asian portfolio in the current market environment, there would be an impairment charge, currently not determinable, for a significant portion of the $255.1 million net book value at December 31, 2001. The ultimate sale of these assets, if any, would be subject to approval by the DIP Credit Facility lenders and the Bankruptcy Court.

Receivables from California Utilities:

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

In mid-June the CPUC issued an order declaring as reasonable and prudent any power purchase amendment at a certain fixed-price for a five-year term. On June 18, 2001 and July 31, 2001 the Company entered into several agreements and amendments to power purchase agreements with SCE which contained the CPUC approved pricing for a term of five years, to commence upon the occurrence of events relating to improvements in SCE's financial condition. In addition, in June 2001, SCE paid 10% of the outstanding receivables and agreed to a timetable by which the remaining 90% would be paid, which outstanding amount will earn interest.

The agreements with SCE contemplated the passage of legislation by the California State Legislature or other actions that would trigger payment to the Company. In late October 2001, SCE reached a settlement of a lawsuit brought against the CPUC concerning the CPUC's failure to allow SCE to pass cost increases through to its ratepayers. The settlement achieved the same goals as the proposed legislation, which was to provide a path for SCE to achieve creditworthiness. The SCE agreements are not impacted by the settlement except for the timing of the payment of past due amounts and the start of the fixed price period for energy sales. The settlement was approved by the Federal Court. A consumer group requested a stay pending an appeal, which request was denied.

In July 2001, the Company also entered into agreements with similar terms with PG&E. These agreements also contain the CPUC approved price and term, both of which were effective immediately. Unlike SCE, PG&E made no cash payments but did agree that the amount owed to the Company will earn interest at a rate to be determined by the Bankruptcy Court. PG&E agreed to assume the Company's power purchase agreements and elevate the outstanding payables to priority administrative claim status. The Bankruptcy Court approved the agreements, the power purchase agreements and the assumption of the contracts on July 13, 2001.

On October 30, 2001, the Company transferred $14.9 million of the outstanding PG&E receivables for $13.4 million to a financial institution. Of this amount, $8.5 million (which related to receivables not subject to pricing disputes with PG&E) was paid immediately cash. The balance, $4.9 million (which related to receivables to which there are pricing disputes) was placed in escrow until the resolution of those disputes, the payment of the receivables by PG&E, or the conclusion of the PG&E bankruptcy. The remaining of $1.5 million represents the 10% discount charged by the financial institution.

On December 6, 2001, the Company transferred $30.9 million of outstanding SCE receivables for $28.8 million to a financial institution. Of this amount $21.7 million (which related to receivables not subject to pricing disputes with SCE) was paid in immediate cash. The balance (which related to receivables to which there are pricing disputes) was placed in escrow until the earlier of the resolution of the pricing disputes or the achievement by SCE of credit worthiness. The remaining $2.1 million represents the 6.75% discount charged by the financial institution. On March 1, 2002, after securing certain financing, SCE paid all outstanding receivables due to the Company. The $7.1 million in escrow was also released to the Company on March 1, 2002. All Company litigation pending against SCE in connection with past due receivables has been withdrawn.

On January 31, 2002, all but one of the Company's facilities in the PG&E service territory entered into Supplemental Agreements with PG&E whereby PG&E agreed to the amount of the prepetition payable owed to each facility, the rate of interest borne by the payable and a payment schedule. PG&E agreed to make twelve monthly installments commencing on February 28, 2002. The Bankruptcy Court approved the Supplemental Agreements and the first five installments have been received by the Company between February 28, 2002 and June 28, 2002. The escrowed amount of $4.9 million will remain in escrow until the financial institution is paid in full.

SCE paid 100% of their past due receivables on March 1, 2002, and PG&E has paid five-twelfths of their past due receivables through June 28, 2002, in accordance with an agreed-upon twelve-month payment schedule. The Company believes it will ultimately receive payment of all these outstanding receivables. Therefore, at December 31, 2001, the Company reversed approximately $15.8 million of the reserves leaving $3.6 million. That remaining reserve applies to the discount incurred by the Company in transferring the receivables since that amount of the receivables will not be collected. Upon receipt of those payments from SCE and PG&E, the Company also reversed $27.9 million of the liabilities recorded upon the transfer of the receivables, leaving a liability balance of $2.3 million on June 30, 2002. As of December 31, 2001, the Company had outstanding gross receivables from these two utilities of approximately $71.6 million (including the Company's 50% interest in several partnerships). The Company believes it will ultimately receive payments in full of the net amount of these receivables.

During 2001, the Company received all of the principal permits necessary to commence construction on a 500 MW gas-fired project in California. However, due to the significant changes in the California energy markets as well as in its own financial situation, in late December 2001 the Company decided to delay project implementation until California market conditions improve and wrote-off, as project development expenses in the Statement of Consolidated Operations and Comprehensive Loss, approximately $24.5 million of costs associated with this project. These costs primarily related to turbine purchase deposits and related termination fees, permit, viability, other development costs, and other assets under construction.

Other:

In 1998, the Company's Board of Directors increased the authorization to purchase shares of the Company's common stock up to a total of $200 million. Through December 31, 2001, 2.2 million shares of common stock were purchased for a total cost of $58.9 million. No shares were purchased during 2001 or 2000.

In addition, the Company suspended its common stock dividend in the third quarter of 1999.

The Company adopted Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities" on January 1, 1999. This SOP established accounting standards for these costs and requires that they generally be expensed as incurred. The effect of adopting the SOP is shown as a cumulative effect of a change in accounting principle and is reflected as a net charge to income of $3.8 million in 1999.

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. All derivatives are required to be recorded in the balance sheet as either an asset or liability measured at fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the Statement of Consolidated Operations and Comprehensive Loss, and require that a company must formally document, designate and assess the effectiveness of derivatives that receive hedge accounting.

The Company's policy is to enter into derivatives to protect the Company against fluctuations in interest rates and foreign currency exchange rates as they relate to specific assets and liabilities. The Company's policy is to not enter into derivative instruments for speculative purposes.

The Company identified all derivatives within the scope of SFAS No. 133. The adoption of SFAS No. 133 did not have a material impact on the results of operations of the Company and increased both assets and liabilities recorded on the balance sheet by approximately $12.3 million. The $12.3 million relates to the Company's interest rate swap agreement that economically fixes the interest rate on certain adjustable rate revenue bonds reported in the Project Debt category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." The asset and liability recorded on January 1, 2001 were increased by $.9 million during the year ended December 31, 2001, to adjust for an increase in the swap's fair value to $13.2 million at December 31, 2001. The swap agreement was entered into in September 1995 and expires in January 2019. Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the client community's obligation under the related service agreement. Accordingly, all payments under the swap agreement are a pass-through to the client community.

Under the swap agreement, the Company will pay an average fixed rate of 9.8% for 2001 through January 2005 and 5.18% thereafter through January 2019, and will receive a floating rate based on current municipal interest rates, similar to the rate on the adjustable-rate revenue bonds, unless certain triggering events occur (primarily credit events), which result in the floating rate converting to either a set percentage of LIBOR or a set percentage of the BMA Municipal Swap Index, at the option of the swap counterparty. In the event the Company terminates the swap prior to its maturity, the floating rate used for determination of settling the fair value of the swap would also be based on a set percentage of one of these two rates at the option of the counterparty. For the years ended December 31, 2001 and 2000, the floating rates on the swap averaged 2.46% and 4.09%, respectively. The notional amount of the swap at December 31, 2001 and 2000 was $80.2 million and is reduced in accordance with the scheduled repayments of the applicable revenue bonds.

An energy client community and the Company have several commercial disputes between them. Among these is a January 16, 2002 demand by the client community to provide a credit enhancement to a service agreement in the form of a $50 million letter of credit or a guarantee, following rating downgrades of the Company's unsecured corporate debt. On February 22, 2002, the client community issued a notice purporting to terminate its contract with the Company effective May 30, 2002 if such a credit enhancement was not provided, and also demanded an immediate payment of $2.0 million under the terms of the agreement. The Company believes such notice was improper and has commenced a lawsuit in state court with respect to such disputes, as well as the client community's right to terminate. This matter has been removed to Federal court. The client community has moved to have the case remanded to State Court and the Company has moved to have the action transferred to the Bankruptcy Court. These matters have been taken under advisement by the court.

The Company's agreement with another energy client also provides that following these rating downgrades of the Company's unsecured corporate debt, the client may, if it does not receive from the Company a $50.0 million letter of credit by January 31, 2003, either terminate the agreement or receive a $1.0 million reduction of its annual service fee obligation. The bankruptcy proceeding described above stays the client's right to terminate under the agreement.

Off Balance Sheet Arrangements:

The Company currently is party to several lease arrangements with unrelated parties under which it rents energy generating facilities, including a sale-leaseback. The Company uses operating lease treatment for these arrangements. See Notes 12, 24 and 30 to the Consolidated Financial Statements for additional information regarding these leases.

The Company has investments in several equity method investees and joint ventures and does not consolidate the financial information of those companies. See Note 4 to the Consolidated Financial Statements for summarized financial information for those investees and joint ventures.

Significant Accounting Policies:

The Company prepares its Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. In preparing those financial statements, the Company must make certain assumptions and estimates that it believes reasonable based on available information. Those assumptions and estimates affect the reported amounts in the Consolidated Financial Statements. The significant accounting policies, which the Company believes are most critical to understanding and evaluating its reported financial results include Net Assets Held for Sale, and Related Obligations, Revenue Recognition, Long-Lived Assets, and Property, Plant and Equipment.

The Company evaluates net assets held for sale based on its estimate of their fair value less costs to sell. That fair value is based on estimated sales prices derived from signed sales contracts, the status of current negotiations for the sale of such assets and recent appraisals. The actual ultimate amount of sale proceeds realized might be less than the currently estimated sales prices and could have a material adverse effect on the carrying value of those assets and on the Company's operating results and financial condition.

The Company recognizes revenues generally under contractual arrangements. Service revenues primarily include fees for cost-plus contracts and other types of contracts. Subsidiaries engaged in governmental contracting recognize revenues from cost-plus-fixed-fee contracts on the basis of direct costs incurred plus indirect expenses and the allocable portion of the fixed fee. Revenues under time and material contracts are recorded at the contracted rates as the labor hours and other direct costs are incurred. Revenues under fixed-price contracts are recognized on the basis of the estimated percentage of completion of services rendered. Service revenues also include the fees earned under contracts to operate and maintain energy facilities and to service the facilities' debt, with additional fees earned based on excess tonnage processed and energy generation. Service revenues also represent fees for environmental consulting and engineering services rendered under various contracts and the operation and maintenance of water and wastewater facilities. Revenue from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates. Long-term unbilled service receivables related to energy operations are discounted in recognizing the present value for services performed currently. Subsidiaries engaged in long-term construction contracting record income on the percentage-of-completion method of accounting and recognize income as the work progresses. Anticipated losses on contracts are recognized as soon as they become known. Sales of product are recognized when goods are shipped to customers and title to such goods passes to customers. A significant change in those revenue recognition policies, or a change in accounting principles generally accepted in the United States could have a material impact on the Company's recorded operating results and financial condition.

The Company evaluates long-lived assets based on its projection of undiscounted cash flows whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The projection of future undiscounted cash flows used to test recoverability of long-lived assets is based on expected cash flows from the use and eventual disposition of those long-lived assets. If the carrying value of such assets is greater than the future undiscounted cash flows of those assets, the Company would measure the impairment amount as the difference between the carrying value of the assets and the discounted present value of the cash flows to be generated by those assets. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less costs to sell. A significant reduction in actual cash flows and estimated cash flows could have a material adverse effect on the carrying value of those assets and on the Company's operating results and financial condition.

Property, plant and equipment is recorded at cost and is depreciated over its estimated useful life. The estimated useful life of the Company's energy generation facilities is up to 50 years. A significant decrease in the estimated useful life of any individual facility or group of facilities could have a material adverse impact on the Company's operating results in the period in which the estimated useful life is revised and subsequent periods.

Changes in Accounting Principles:

The Company implemented SFAS No. 133 based on the current rules and guidance in place as of January 1, 2001 and has applied the guidance issued since then by the Derivative Implementation Group of the Financial Accounting Standards Board ("FASB").

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No.101 provides guidance on the recognition, presentation, and disclosure of revenue, and was implemented by the Company in the quarter ending December 31, 2000. There was no impact from adoption of SAB No.101 on the Company's financial position or results of operations.

New Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits use of the pooling-of-interests method. The adoption of SFAS No. 141 had no impact on the Company's financial position and results of operation.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS No. 142 requires upon adoption the discontinuance of goodwill amortization, which the Company estimates would have been $.8 million in the year ending December 31, 2002. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption and to evaluate for impairment the carrying value of goodwill on an annual basis thereafter. The Company is in the process of performing that test and has not yet determined the effect of that requirement upon adoption of SFAS No. 142 on its financial position and results of operations. Identifiable intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," discussed below.

Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for the Company on January 1, 2003. SFAS No. 143 requires that a liability for asset retirement obligations be recognized in the period in which it is incurred if it can be reasonably estimated. It also requires such costs to be capitalized as part of the related asset and amortized over such asset's remaining useful life. The Company is currently assessing, but has not yet determined, the effect of adoption of SFAS Nos. 143 on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144. The Company adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at lower of carrying amount or fair value less cost to sell. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material effect on its financial position and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is party to financial instruments that are subject to market risks arising from changes in interest rates, foreign currency exchange rates, and commodity prices. The Company's use of derivative instruments is very limited and it does not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding the Company's exposure to financial instruments with market risks. Covanta uses a model to evaluate the sensitivity of the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001. Since December 31, 2001, the Company's credit rating has deteriorated. However, the sensitivity analyses presented do not reflect any changes due to the deterioration in that credit rating, and therefore, the interest rate spreads and discount rates used to determine the cash flows and fair values of the Company's debt may differ significantly from those that would be used based on current information. Further information is included in Note 30 "Fair Value of Financial Instruments" to the Consolidated Financial Statements.

Interest Rate Risk

The Company has long-term debt and project debt outstanding that subject it to the risk of increased interest expense due to rising market interest rates on floating rate debt, or an adverse change in fair value due to declining interest rates on fixed rate debt. Of the Company's total long-term debt, approximately $150 million was floating rate at December 31, 2001. Of the project debt, approximately $330 million was floating rate at December 31, 2001. However, of that floating rate project debt, $130 million related to waste-to-energy projects where, because of their contractual structure, interest rate risk is borne by our Client Communities since debt service is passed through to those clients. Although the Company has from time to time entered into financial instruments to reduce the impact of changes in interest rates, the Company had only one interest rate swap outstanding at December 31, 2001 in the notional amount of $80 million related to floating rate project debt. Gains and losses on this swap are for the account of the client community.

For floating rate debt, a hypothetical increase in December 31, 2001 market interest rates of 20 percent would result in a potential loss to twelve month future earnings of $3 million. For fixed rate debt, the potential loss in fair value from a hypothetical decrease in December 31, 2001 market interest rates of 20 percent would be approximately $50 million. The fair value of the Company's fixed rate debt (excluding $750 million in fixed rate debt related to revenue bonds in which debt service is an explicit component of the service fees billed to the client communities) was $700 million at December 31, 2001, and was determined using average market quotations of price and yields provided by investment banks.

Foreign Currency Exchange Rate Risk

The Company has investments in Energy projects in various foreign countries, including the Philippines, China, India, Thailand, and Bangladesh, and to a much lesser degree, Italy, Spain, Bolivia and Costa Rica. The Company does not enter into currency transactions to hedge its exposure to fluctuations in currency exchange rates. Instead, the Company attempts to mitigate its currency risks by structuring its project contracts so that its revenues and fuel costs are denominated in U.S. dollars, or so that its revenues are indexed to the U.S. dollar. This leads the Company to treat the U.S. dollar as the functional currency at most of its international projects. Therefore, only local operating expenses are exposed to currency risks.

Certain exceptions to this exist. At December 31, 2001, the Company has $36 million of project debt denominated in Thai Baht in connection with the Sahacogen project in Thailand. Exchange rate fluctuations related to this debt are recorded as adjustments to the recorded amount of the debt and as foreign currency gains and losses included in net income. At December 31, 2001, the Company also has $91 million of project debt denominated in India Rupee related to two diesel-fired projects in India. Exchange rate fluctuations on $26 million of the debt (related to a project whose functional currency in the US Dollar) are recorded as adjustments to the recorded amount of the debt and as foreign currency gains and losses included in net income. For the remaining $65 million (related to a project whose functional currency is the India Rupee), exchange rate fluctuations are recorded as adjustments to the recorded amount of the debt and as adjustments to the cumulative translation adjustment account within stockholders' equity on the Company's Consolidated Balance Sheet. These are the only significant debt denominated in foreign currencies.

The potential loss in fair value for such financial instruments from a 10% adverse change in December 31, 2001 quoted foreign currency exchange rates would be approximately $14 million.

At December 31, 2001, the Company also had net investments in foreign subsidiaries and projects. Since the Company viewed these investments as long term at December 31, 2001, the Company would not expect any gain or loss to be realized in the near term.

Commodity Price Risk

The Company has not entered into futures, forward contracts, swaps or options to hedge purchase and sale commitments, fuel requirements, inventories or other commodities. The Company attempts to mitigate the risk of market fluctuations of energy and fuel by structuring contracts related to its Energy projects as fixed price contracts so that energy sales and fuel costs are "locked in" for the same term. Certain power sales agreements related to domestic projects provide for energy sales prices linked to the "avoided costs" of producing such energy and, therefore, fluctuate with various economic factors. The Company is exposed to commodity price risk at those projects. At other plants, fuel costs are contractually included in our electricity revenues, or fuel is provided by our customers. Also, at most of our waste-to-energy facilities, commodity price risk is mitigated in that either most commodity costs used in the operation of those facilities are borne by our client communities, or our service revenues are adjusted to reflect fluctuations in various price indices which are indicative of, in part, changes in prices of natural gas, electricity, auxiliary fuel, and the cost of certain commodities used in the operation of those facilities.

Generally, the Company is protected against fluctuations in the cost of waste disposal (i.e., tip fees) through long term disposal contracts at its waste-to-energy facilities. At three owned waste-to-energy facilities, differing amounts of waste disposal capacity are not subject to long-term contracts and, therefore, the Company is exposed to the risk of fluctuations in tip fees.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Statements of Consolidated Operations and Comprehensive Loss
    for the Years ended December 31, 2001, 2000, and 1999
Consolidated Balance Sheets - December 31, 2001 and 2000
Statements of Shareholders' Equity for the Years
     ended December 31, 2001, 2000, and 1999
Statements of Consolidated Cash Flows
     for the Years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
Independent Auditors' Report
Report of Management
Quarterly Results of Operations
Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the Years ended December 31, 2001, 2000 and 1999
All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



Covanta Energy Corporation (Debtor in Possession) and Subsidiaries

STATEMENTS OF CONSOLIDATED OPERATIONS
AND COMPREHENSIVE LOSS
------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                   2001             2000             1999
------------------------------------------------------------------------------------------------------------

(In Thousands of Dollars, Except Per Share Amounts)
Service revenues..........................................      $  583,727       $  577,564       $  590,924
Electricity and steam sales...............................         358,871          292,514          221,476
Equity in income from unconsolidated investments..........          17,665           24,088           13,005
Construction revenues.....................................          63,052           69,341          119,455
Other sales-net...........................................          31,343           45,329           54,997
Other-net.................................................          30,877           12,233           22,171
Net gain (loss) on sale of businesses.....................          (2,768)          (1,067)           5,665
                                                                ----------       ----------       ----------
Total revenues............................................       1,082,767        1,020,002        1,027,693
                                                                ----------       ----------       ----------

Plant operating expenses..................................         520,021          539,482          485,406
Construction costs........................................          70,124           74,271          120,757
Depreciation and amortization.............................         102,065          110,325          101,470
Debt service charges-net..................................          87,120           84,727           88,439
Other operating costs and expenses........................          72,575           29,446           30,317
Costs of goods sold.......................................          37,173           41,809           65,460
Selling, administrative and general expenses..............          83,624           74,416           97,658
Project development expenses..............................          33,326           24,483           23,300
Other-net.................................................          26,086           43,445           21,220
Write-down of and obligations related to net assets
     held for sale........................................         260,866           77,240
                                                                ----------       ----------       ----------
Total costs and expenses..................................       1,292,980        1,099,644        1,034,027
                                                                ----------       ----------       ----------
Consolidated operating loss...............................        (210,213)         (79,642)          (6,334)
Interest expense (net of interest income of
     $8,164, $9,496, and $4,790, respectively)............         (30,246)         (35,347)         (30,697)
                                                                ----------       ----------       ----------
Loss from continuing operations before income taxes,
     minority interests and the cumulative effect of
     change in accounting principle.......................        (240,459)        (114,989)         (37,031)
Income taxes..............................................          17,030           34,149            6,917
Minority interests........................................          (7,598)          (4,781)          (6,176)
                                                                ----------       ----------       ----------
Loss from continuing operations...........................        (231,027)         (85,621)         (36,290)
Loss from discontinued operations (net of income
     taxes of: 2000, ($29,263); and 1999, $6).............                         (143,664)         (41,851)
Cumulative effect of change in accounting principle
     (net of income taxes of $1,313)......................                                            (3,820)
                                                                ----------       ----------       ----------
Net loss..................................................        (231,027)        (229,285)         (81,961)
                                                                ----------       ----------       ----------
Other Comprehensive Income (Loss), Net of Income Tax:
Foreign currency translation adjustments (net of
     income taxes of: ($1,443), $1,858 and zero,
     respectively)........................................          (3,976)          (8,015)          (4,631)
Less: reclassification adjustment for translation adjustments
     included in: loss from continuing operations.........           7,048
                  loss from discontinued operations.......                           25,323
Unrealized Gains (Losses) on Securities:
Unrealized holding losses arising during period...........                                               (60)
Less: reclassification adjustment for losses (gains)
     included in net loss.................................                             (150)             275
Minimum pension liability adjustment......................             409             (102)             409
                                                                ----------       ----------       ----------
Other comprehensive income (loss).........................           3,481           17,056           (4,007)
                                                                ----------       ----------       ----------
Comprehensive loss........................................      $ (227,546)      $ (212,229)      $  (85,968)
                                                                ==========       ==========       ==========

Basic Loss Per Share:
Loss from continuing operations...........................      $    (4.65)      $    (1.73)      $    (0.74)
Loss from discontinued operations.........................                            (2.90)           (0.85)
Cumulative effect of change in accounting principle.......                                             (0.08)
                                                                ----------       ----------       ----------
Net Loss..................................................      $    (4.65)      $    (4.63)      $    (1.67)
                                                                ==========       ==========       ==========
Diluted Loss Per Share:...................................
Loss from continuing operations...........................      $    (4.65)      $    (1.73)      $    (0.74)
Loss from discontinued operations.........................                            (2.90)           (0.85)
Cumulative effect of change in accounting principle.......                                             (0.08)
                                                                ----------       ----------       ----------
Net Loss..................................................      $    (4.65)      $    (4.63)      $    (1.67)
                                                                ==========       ==========       ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Covanta Energy Corporation (Debtor in Possession) and Subsidiaries

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------
ASSETS                                         December 31,                      2001             2000
---------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except Share and Per Share Amounts)
Current Assets:
Cash and cash equivalents................................................      $   86,773      $   80,643
Restricted cash..........................................................                         194,118
Restricted funds held in trust...........................................          93,219          96,280
Receivables (less allowances: 2001, $16,444 and 2000, $19,234)...........         306,712         247,914
Deferred income taxes....................................................          27,500          36,514
Prepaid expenses and other current assets................................         102,470          77,239
Net assets held for sale.................................................           6,622          70,614
                                                                               ----------      ----------
Total current assets.....................................................         623,296         803,322
Property, plant and equipment-net........................................       1,901,311       1,789,430
Restricted funds held in trust...........................................         167,009         157,061
Unbilled service and other receivables...................................         150,825         155,210
Unamortized contract acquisition costs-net...............................          82,325          88,702
Goodwill and other intangible assets-net.................................          18,317          14,944
Investments in and advances to investees and joint ventures..............         183,231         223,435
Other assets.............................................................          59,512          66,724
                                                                               ----------      ----------
Total Assets.............................................................      $3,185,826      $3,298,828
                                                                               ==========      ==========

Liabilities and Shareholders' Equity
Liabilities:
Current Liabilities:
Current portion of long-term debt........................................      $   13,089      $  145,289
Current portion of project debt..........................................         113,112          99,875
Convertible subordinated debentures......................................         148,650
Accounts payable.........................................................          37,142          41,106
Federal and foreign income taxes payable.................................           5,955
Accrued expenses.........................................................         362,388         308,681
Obligations related to net assets held for sale..........................         155,880
Deferred income..........................................................          42,694          38,517
                                                                               ----------      ----------
Total current liabilities................................................         878,910         633,468
Long-term debt...........................................................         298,602         310,126
Project debt.............................................................       1,302,381       1,290,388
Deferred income taxes....................................................         323,669         315,931
Deferred income..........................................................         161,525         172,050
Other liabilities........................................................         174,345         162,369
Minority interests.......................................................          40,150          34,290
Convertible subordinated debentures......................................                         148,650
                                                                               ----------      ----------
Total Liabilities........................................................       3,179,582       3,067,272
                                                                               ----------      ----------
Shareholders' Equity:
Serial cumulative convertible preferred stock, par value $1.00 per share, authorized, 4,000,000 shares; shares outstanding: 33,480 in 2001 and
35,582 in 2000, net of treasury shares of 29,820 in 2001 and 2000........              34              36
Common stock, par value $.50 per share; authorized, 80,000,000 shares;
outstanding: 49,835,076 in 2001 and 49,645,459 in 2000, net of treasury
shares of 4,111,950 and 4,265,115, respectively..........................          24,918          24,823
Capital surplus..........................................................         188,371         185,681
Notes receivable from key employees for common stock issuance............            (870)         (1,049)
Unearned restricted stock compensation...................................            (664)
Earned surplus (deficit).................................................        (205,262)         25,829
Accumulated other comprehensive loss.....................................            (283)         (3,764)
                                                                               ----------      ----------
Total Shareholders' Equity...............................................           6,244         231,556
                                                                               ----------      ----------
Total Liabilities and Shareholders' Equity...............................      $3,185,826      $3,298,828
                                                                               ==========      ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Covanta Energy Corporation (Debtor in Possession) and Subsidiaries

STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                         2001                      2000                      1999
-------------------------------------------------------------------------------------------------------------------------

(In Thousands of Dollars, Except Share and
Per Share Amounts)                              SHARES     AMOUNTS        SHARES     AMOUNTS        SHARES     AMOUNTS
SERIAL CUMULATIVE CONVERTIBLE
PREFERRED STOCK, PAR VALUE $1.00
PER SHARE; AUTHORIZED, 4,000,000 SHARES
Balance at beginning of year...............      65,402    $    66         69,066    $    69         72,038    $    73
Shares converted into common stock.........      (2,102)        (2)        (3,664)        (3)        (2,972)        (4)
                                             ----------    -------     ----------    -------     ----------    -------
Total......................................      63,300         64         65,402         66         69,066         69
Treasury shares............................     (29,820)       (30)       (29,820)       (30)       (29,820)       (30)
                                             ----------    -------     ----------    -------     ----------    -------
Balance at end of year (aggregate
involuntary liquidation value--2001, $675).      33,480         34         35,582         36         39,246         39
                                             ----------    -------     ----------    -------     ----------    -------

COMMON STOCK, PAR VALUE $.50 PER
SHARE; AUTHORIZED, 80,000,000 SHARES:
Balance at beginning of year...............  53,910,574     26,956     53,873,298     26,937     53,507,952     26,754

Exercise of stock options..................      23,898         12                                  155,801         78
Shares issued for acquisition..............                                15,390          8        191,800         96
Conversion of preferred shares.............      12,554          6         21,886         11         17,745          9
                                             ----------    -------     ----------    -------     ----------    -------
Total......................................  53,947,026     26,974     53,910,574     26,956     53,873,298     26,937
                                             ----------    -------     ----------    -------     ----------    -------
Treasury shares at beginning of year ......   4,265,115      2,133      4,405,103      2,203      4,561,963      2,281
Purchase of treasury shares................                                                         102,000         51
Issuance of restricted stock...............    (114,199)       (57)     (139,988)        (70)
Exercise of stock options..................     (38,966)       (20)                                (258,860)      (129)
                                             ----------    -------     ----------    -------     ----------    -------
Treasury shares at end of year.............   4,111,950      2,056      4,265,115      2,133      4,405,103      2,203
                                             ----------    -------     ----------    -------     ----------    -------
Balance at end of year.....................  49,835,076     24,918     49,645,459     24,823     49,468,195     24,734
                                             ----------    -------     ----------    -------     ----------    -------

CAPITAL SURPLUS:
Balance at beginning of year...............                185,681                   183,915                   173,413
Exercise of stock options..................                    776                                               8,061
Issuance of restricted stock...............                  1,918                     1,602
Shares issued for acquisition..............                                              172                     4,904
Purchase of treasury shares................                                                                     (2,458)
Conversion of preferred shares.............                     (4)                       (8)                       (5)
                                                           -------                  --------                  --------
Balance at end of year.....................                188,371                   185,681                   183,915
                                                           -------                  --------                  --------

NOTES RECEIVABLE FROM KEY EMPLOYEES FOR
COMMON STOCK ISSUANCE......................                   (870)                   (1,049)                   (1,049)
                                                           -------                  --------                  --------

UNEARNED RESTRICTED STOCK COMPENSATION:
Issuance of restricted common stock........                 (1,567)
Amortization of unearned restricted stock
compensation...............................                    903
                                                           -------                  --------                  --------
Balance at end of year.....................                   (664)
                                                           -------                  --------                  --------

EARNED SURPLUS (DEFICIT):
Balance at beginning of year...............                 25,829                   255,182                   367,984
Net loss...................................               (231,027)                 (229,285)                  (81,961)
                                                           -------                  --------                  --------
Total......................................               (205,198)                   25,897                   286,023
                                                           -------                  --------                  --------
Preferred dividends-per share 2001 and 2000,
$1.875; 1999, $3.35........................                     64                        68                       137
Common Dividends-per share 2001 and 2000,
zero; 1999, $.625..........................                                                                     30,704
                                                           -------                  --------                  --------
Total dividends............................                     64                        68                    30,841
                                                           -------                  --------                  --------

Balance at end of year.....................               (205,262)                   25,829                   255,182
                                                           -------                  --------                  --------

CUMULATIVE TRANSLATION
ADJUSTMENT-NET.............................                   (283)                   (3,355)                  (20,663)
                                                           -------                  --------                  --------
MINIMUM PENSION LIABILITY ADJUSTMENT.......                                             (409)                     (307)
                                                           -------                  --------                  --------
NET UNREALIZED GAIN ON
SECURITIES AVAILABLE FOR SALE..............                                                                        150
                                                           -------                  --------                  --------
TOTAL SHAREHOLDERS' EQUITY.................                $ 6,244                  $231,556                  $442,001
                                                           =======                  ========                  ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Covanta Energy Corporation (Debtor in Possession) and Subsidiaries

STATEMENTS OF CONSOLIDATED CASH FLOWS
----------------------------------------------------------------------------------------------------------
For the years ended December 31,                                   2001            2000            1999
----------------------------------------------------------------------------------------------------------
(In Thousands of Dollars)
Cash Flows From Operating Activities:
Net loss....................................................    $(231,027)      $(229,285)      $ (81,961)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities of Continuing
Operations:
Loss from discontinued operations...........................                      143,664          41,851
Depreciation and amortization...............................      102,065         110,325         101,470
Deferred income taxes.......................................      (29,544)        (37,868)        (16,944)
Cumulative effect of change in accounting principle.........                                        3,820
Write-down of assets........................................      260,866          77,240          36,150
Provision for doubtful accounts.............................       14,212          15,598           5,130
Severance and other employment charges......................                       10,271          32,602
Other.......................................................       12,800         (13,412)         (3,395)
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables.................................................      (56,207)         (3,947)        (30,495)
Inventories.................................................                         (722)          2,208
Other assets................................................      (19,503)         (5,309)         18,834
Increase (Decrease) in Liabilities:
Accounts payable............................................      (15,749)        (27,082)         19,572
Accrued expenses............................................       46,919         (47,925)         35,921
Deferred income.............................................      (15,349)         (8,901)         (3,698)
Other liabilities...........................................       17,495         (41,386)        (51,214)
                                                                ---------       ---------       ---------
Net cash provided by (used in) operating activities
     of continuing operations...............................       86,978         (58,739)        109,851
                                                                ---------       ---------       ---------
Cash Flows From Investing Activities:
Entities purchased, net of cash acquired....................                                      (59,436)
Proceeds from sale of marketable securities available
     for sale...............................................                        6,560          66,355
Net proceeds from sale of businesses and other..............       34,904          19,354          10,560
Proceeds from sale of property, plant, and equipment........          915           9,814           1,175
Proceeds from sale of investment............................                                        5,138
Investments in facilities ..................................      (51,951)        (30,051)        (50,749)
Other capital expenditures..................................       (9,502)        (24,914)        (15,048)
Decrease in other receivables...............................        2,011           3,963             820
Investments in marketable securities available for sale.....                                       (1,815)
Distributions from investees and joint ventures.............       31,182           9,459          12,459
Increase in investments in and advances to investees
     and joint ventures.....................................      (18,576)        (34,032)        (43,997)
                                                                ---------       ---------       ---------
Net cash used in investing activities of continuing
     operations.............................................      (11,017)        (39,847)        (74,538)
                                                                ---------       ---------       ---------
Cash Flows From Financing Activities:
Borrowings for Energy facilities............................                       92,643         150,894
Other new debt..............................................       18,174           2,378          90,508
Payment of debt.............................................     (271,867)       (182,228)       (205,089)
Dividends paid..............................................          (64)            (68)        (46,241)
Purchase of treasury shares.................................                                       (2,509)
(Increase) Decrease in funds held in trust..................       (6,925)         16,991          21,019
Decrease (Increase) in restricted cash......................      194,118        (194,118)
Proceeds from exercise of stock options.....................          808                           8,268
Other.......................................................       (4,075)         (3,800)         (4,412)
                                                                ---------       ---------       ---------
Net cash (used in) provided by financing activities
     of continuing operations...............................      (69,831)       (268,202)         12,438
                                                                ---------       ---------       ---------
Net cash provided by (used in) discontinued operations......                      346,411        (127,900)
                                                                ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS.................................................        6,130         (20,377)        (80,149)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       80,643         101,020         181,169
                                                                ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................    $  86,773       $  80,643       $ 101,020
                                                                =========       =========       =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covanta Energy Corporation (Debtor in Possession) and Subsidiaries

                   Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Principles of Consolidation: The Consolidated Financial Statements include the accounts of Covanta Energy Corporation (Debtor in Possession) and its Subsidiaries ("Covanta" or "the Company"). In March 2001, the Company changed its name from Ogden Corporation to Covanta Energy Corporation. Covanta is engaged in developing, owning and operating international power generation projects and provides related infrastructure services. The Company also offers single source design/build/operate capabilities for water and wastewater treatment infrastructures. Companies in which Covanta has equity investments of 20% to 50% are accounted for using the equity method since Covanta has the ability to exercise significant influence over their operating and financial policies. Those companies in which Covanta owns less than 20% are accounted for using the cost method, except for two companies in which Covanta owns less than 20% but has significant influence over the operations of these companies through significant representation on the Boards of Directors, significant shareholder rights, and significant ownership in the operators of the energy facilities owned. All intercompany transactions and balances have been eliminated.

Basis of Accounting: On April 1, 2002 ("Petition Date"), Covanta Energy Corporation and 123 of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The pending Chapter 11 Cases (the "Chapter 11 Cases") are being jointly administered for procedural purposes only. International operations, and certain other subsidiaries and joint venture partnerships were not included in the filing. See Note 32 to the Consolidated Financial Statements for a more detailed discussion of these Chapter 11 Cases.

The Company's Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with accounting principles generally accepted in the United States of America. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company's ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, the Company's ability to comply with, and if necessary renew, the terms of the Debtor in Possession Financing Facility (see Notes 15 and 32 to the Company's Consolidated Financial Statements), and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances this can be accomplished and if it were not, the Company's ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the "going concern" basis were not used for the Company's Consolidated Financial Statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

The Company's Consolidated Financial Statements do not reflect adjustments that may occur in accordance with the American Institute of Certified Public Accountant's Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which the Company will adopt for its financial reporting in periods ending after April 1, 2002 assuming that the Company will continue as a "going concern". In the Chapter 11 Cases, all or substantially all of the unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to all required parties for approval pursuant to the relevant provisions of the Bankruptcy Code. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases will be segregated and classified as Liabilities Subject to Compromise in the Consolidated Balance Sheets under SOP 90-7.

Generally, the filing of the Chapter 11 Cases imposed an automatic stay on all actions to enforce or otherwise effect payment of liabilities arising prior to the Petition Date, including all pending litigation against the Debtors. The ultimate amount of, and settlement terms for, such liabilities are subject to a confirmed plan of reorganization and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases will be expensed as incurred and reported as reorganization costs. Also, interest expense will be reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

Under the applicable provisions of the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired pre-petition executory contracts, subject to Bankruptcy Court approval. The Debtors are continuing to review all unexpired leases and executory contracts to determine, in their business judgement, whether to seek the assumption or rejection of such leases and contracts. Assumption of such leases and contracts would generally require the Debtors to cure existing defaults, and rejection of such leases or contracts could result in additional liabilities subject to compromise.

On September 17, 1999, the Company announced that it intended to sell its Aviation and Entertainment businesses and on September 29, 1999, the Board of Directors of the Company formally adopted a plan to sell the operations of its Aviation and Entertainment units which were previously reported as separate business segments. As a result of the adoption of this plan, these operations have been presented as discontinued operations (see Note 2).

At December 31, 2000, the Company had substantially completed its sales of the discontinued operations and classified the remaining unsold Aviation and Entertainment businesses as net assets held for sale in the December 31, 2000 Consolidated Financial Statements. These non-core businesses are reported in the Other segment at December 31, 2000 and for the year ended December 31, 2001. In addition at December 31, 2000, the Company classified its other non-core subsidiaries, Datacom, Inc. (Datacom), a contract manufacturing company located in Mexico, and Compania General de Sondeos, S.A. ("CGS"), an environmental and infrastructure company in Spain, in net assets held for sale. Datacom and CGS are reported in the Other segment and the Energy segment, respectively. During 2000, the Company sold other non-core businesses including Applied Data Technology, Inc. ("ADTI") and its environmental consulting subsidiary. During 2001, the Company sold Datacom.

In 1999, in transactions accounted for as purchases, Covanta acquired the shares of a Philippine diesel-fired power plant, a 74% interest in a Thailand gas-fired facility, a 90% interest in a Thailand company that operates and maintains several power plant facilities, the unowned 50% partnership interests in the Heber Geothermal Company, which owns a geothermal power plant in California, and Heber Field Company in California for a total cost of $58.5 million. In March 2002, the Company sold its entire interest in those two Thailand Companies (see
Note 32). The operations of these companies have been included in the Consolidated Financial Statements from the dates of acquisition. If Covanta had acquired these companies on January 1, 1999, consolidated revenues, net loss and diluted loss per share would have been approximately $1 billion, $85.6 million and $1.74 for 1999.

Use of Estimates: The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include management's estimate of the carrying values of its discontinued operations and net assets held for sale, estimated useful lives of long-lived assets, allowances for doubtful accounts receivable, and liabilities for workers compensation, severance, restructuring and certain litigation.

Cash and Cash Equivalents: Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less.

Restricted Cash: In accordance with the Company's revolving credit agreement in effect at December 31, 2000, certain amounts of cash at December 31, 2000 raised from asset sales were restricted as to their use. These funds were restricted primarily to repay current debt or repay certain other financial obligations. In March 2001, the Company entered into a new Revolving Credit and Participation Agreement (see Note 15). In connection with that Agreement, the Company was required to pay down certain debt totaling approximately $157.0 million (including approximately $26.0 million classified in net assets held for sale on the December 31, 2000 Consolidated Balance Sheet, see Note 3) using this restricted cash.

Marketable Securities: Marketable securities are classified as available for sale and recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to Other Comprehensive Loss.

Contracts and Revenue Recognition: Service revenues primarily include only the fees for cost-plus contracts and other types of contracts. Subsidiaries engaged in governmental contracting recognize revenues from cost-plus-fixed-fee contracts on the basis of direct costs incurred plus indirect expenses and the allocable portion of the fixed fee. Revenues under time and material contracts are recorded at the contracted rates as the labor hours and other direct costs are incurred. Revenues under fixed-price contracts, including construction contracts, are recognized on the basis of the estimated percentage of completion of services rendered. Service revenues also include the fees earned under contracts to operate and maintain energy facilities and to service the facilities' debt, with additional fees earned based on excess tonnage processed and energy generation. Service revenues also represent fees for environmental consulting and engineering services rendered under various contracts and the operation and maintenance of water and wastewater facilities. Revenue from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates. A majority of the Company's power plants rely primarily on one power sales agreement with a single customer for the majority of their electricity sales revenues.

Long-term unbilled service receivables related to energy operations are discounted in recognizing the present value for services performed currently. Such unbilled receivables amounted to $149.6 million and $147.9 million at December 31, 2001 and 2000, respectively. Subsidiaries engaged in long-term construction contracting record income on the percentage-of-completion method of accounting and recognize income as the work progresses. Anticipated losses on contracts are recognized as soon as they become known.

Other Sales-Net: Other sales-net include the sale of product by subsidiaries, mainly Datacom, in the Other segment. Sales are recognized when goods are shipped to customers and title to such goods passes to those customers. No goods are shipped on consignment.

Other Revenues-Net: Other revenues-net include amounts received related to insurance proceeds as a result of the settlement of certain legal matters.

Property, Plant and Equipment: Property, plant, and equipment is stated at cost. For financial reporting purposes, depreciation is provided by the straight-line method over the estimated useful lives of the assets, which range generally from three years for computer equipment to 50 years for waste-to-energy facilities. Accelerated depreciation is generally used for Federal income tax purposes. Leasehold improvements are amortized by the straight-line method over the terms of the leases or the estimated useful lives of the improvements as appropriate. Landfills are amortized based on the quantities deposited into each landfill compared to the total estimated capacity of such landfill.

Contract Acquisition Costs: Costs associated with the acquisition of specific contracts are amortized using the effective interest rate method over their respective contract terms. Contract acquisition costs are presented net of accumulated amortization of $51.6 million and $44.9 million at December 31, 2001 and 2000, respectively.

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

Deferred Financing Costs: Costs incurred in connection with obtaining financing are capitalized and amortized using the effective interest rate method over the terms of the related financings.

Project Development Costs: The Company capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a plant. These costs include outside professional services, permits and other third party costs directly related to the development of a specific new project. Upon the start-up of plant operations or the completion of an acquisition, these costs are generally transferred to property, plant and equipment and are amortized over the estimated useful life of the related project or charged to construction costs in the case of a construction contract for a publicly owned facility. Capitalized project development costs are charged to expense when it is determined that the related project is impaired.

Goodwill: Goodwill is amortized by the straight-line method over periods ranging from 15 to 25 years. Goodwill of $8.5 million and $9.4 million at December 31, 2001 and 2000, respectively, is net of accumulated amortization of $2.3 million and $2.1 million, respectively.

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

Long-Lived Assets: Covanta accounts for the impairment of long-lived assets to be held and used by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses when indications of impairment are present. If the carrying value of such assets is greater than the future undiscounted cash flows of those assets, the Company would measure the impairment amount as the difference between the carrying value of the assets and the discounted present value of the cash flows to be generated by those assets. Long-lived assets to be disposed of are evaluated in relation to the estimated fair values of such assets less costs to sell (see Note 3).

Notes Receivable from Employees: Notes receivable from certain officers to pay for the exercise price of stock options are included in shareholders' equity. As settlement of a dispute, such Notes, which totaled $.9 million and $1.0 million at December 31, 2001 and 2000, respectively, were restructured in late 2001 to be equal to the market value of the Company's common shares purchased upon exercise of those stock options. These notes are due upon sale of those shares which were purchased when those options were exercised (see Note 29).

Foreign Currency Translation: For foreign operations, assets and liabilities are translated at year-end exchange rates and revenues and expenses are translated at the average exchange rates during the year. Gains and losses resulting from foreign currency translation are included as a component of other comprehensive loss. For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, translation adjustments are included as a separate component of other comprehensive loss and shareholders' equity. Currency transaction gains and losses are recorded in income.

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

Changes in Accounting Principles: The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" in April 1998. This SOP established accounting standards for these costs and requires that they generally be expensed as incurred. Covanta adopted SOP 98-5 on January 1, 1999. The effect of adopting the SOP is shown as a cumulative effect of a change in accounting principle and is reflected as a net charge to income of $3.8 million in 1999.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. All derivatives are required to be recorded in the balance sheet as either an asset or liability measured at fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged items in the Statements of Consolidated Operations and Comprehensive Loss, and requires that a company must formally document, designate, and assess the effectiveness of derivatives that receive hedge accounting.

The Company's policy is to enter into derivatives to protect the Company against fluctuations in interest rates and foreign currency exchange rates as they relate to specific assets and liabilities. The Company's policy is to not enter into derivative instruments for speculative purposes.

The Company identified all derivatives within the scope of SFAS No. 133. The adoption of SFAS No. 133 did not have a material impact on the results of operations of the Company and increased both assets and liabilities recorded on the balance sheet by approximately $12.3 million on January 1, 2001. The $12.3 million relates to the Company's interest rate swap agreement that economically fixes the interest rate on certain adjustable rate revenue bonds reported in the Project Debt category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." The asset and liability recorded on January 1, 2001 were increased by $.9 million during the year ended December 31, 2001 to adjust for an increase in the swap's fair value to $13.2 million at December 31, 2001 (see Notes 9 and 14).

The Company implemented SFAS No. 133 based on the current rules and guidance in place as of January 1, 2001 and has applied the guidance issued since then by the Financial Accounting Standards Board (FASB).

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue, and was implemented by the Company in the quarter ending December 31, 2000. There was no impact from the adoption of SAB No. 101 on the Company's financial position or results of operations.

New Accounting Pronouncements: In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. The adoption of SFAS No. 141 had no impact on the Company's financial position or results of operations.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires upon adoption the discontinuance of goodwill amortization, which the Company estimates would have been $0.8 million in the year ending December 31, 2002. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption and to evaluate for impairment the carrying value of goodwill on an annual basis thereafter. The Company is in the process of performing that test and has not yet determined the effect of that requirement upon adoption of SFAS No. 142 on its financial position and results of operations. Identifiable intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," discussed below.

Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirements Obligations," which is effective for the Company on January 1, 2003. SFAS No. 143 requires that a liability for asset retirement obligations be recognized in the period in which it is incurred if it can be reasonably estimated. It also requires such costs to be capitalized as part of the related asset and amortized over such asset's remaining useful life. The Company is currently assessing, but has not yet determined, the effect of adoption of SFAS No. 143 on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144. The Company adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less costs to sell. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position and results of operations but will require certain balance sheet reclassifications of these assets and liabilities.

Reclassification: Certain prior year amounts, including various revenues and expenses, have been reclassified in the Consolidated Financial Statements to conform with the current year presentation.

2.  Discontinued Operations

As a result of the adoption of the plan to discontinue the operations of the Entertainment and Aviation businesses, operating results of those businesses were reported as discontinued operations until December 31, 2000. Results for the two segments previously reported under the segment headings "Energy" and "Other" were reported as continuing operations and will continue to be reported under those headings.

At December 31, 2000, the Company had substantially completed its sales of the discontinued operations and reclassified the remaining Aviation and Entertainment businesses in the December 31, 2000 Consolidated Balance Sheet to show these businesses as net assets held for sale (see Note 3).

Revenues and loss from discontinued operations (expressed in thousands of dollars) were as follows:


                                                  2000             1999
----------------------------------------------------------------------------
Revenues                                        $ 318,252       $ 809,752
                                                ---------       ---------
Gain (Loss) on disposal of businesses           $ (96,969)      $  17,960
Operating loss                                    (72,186)        (53,459)
Interest expense - net                             (3,465)         (4,670)
                                                ---------       ---------
Loss Before Income Taxes
   and Minority Interests                        (172,620)        (40,169)
Income Tax Provision (Benefit)                    (29,263)              6
Minority Interests                                    307           1,676
                                                ---------       ---------
Loss from
   Discontinued Operations                      $(143,664)      $ (41,851)
                                                =========       =========


Gross cash proceeds from the sales of businesses included in discontinued operations were approximately $422.4 million during 2000 and $29.7 million during 1999.

The following is a list of Aviation and Entertainment businesses sold in 2000 and 1999, the gross proceeds from those sales and the realized gain or (loss) on those sales (expressed in thousands of dollars):

Description of Business                     Gross Proceeds  Realized Gain (Loss)
-----------------------                     --------------  --------------------

2000
Food and Beverage/Venue Management            $  222,577         $  116,437
Aviation Ground Handling                          95,728            (31,090)
Parks and Themed Attractions                      38,300           (110,610)
Argentina Airport Privatization                   27,500             (3,177)
Aviation Fixed Base Operations                    15,552             (7,331)
Fairmont Race Track                               15,356               (481)
Dominican Republic Airport Privatization           3,175              2,313
Other businesses                                   4,162             (3,715)
                                              ----------         ----------
                                              $  422,350         $  (37,654)
                                              ==========         ==========
1999
Anaheim Pond Contract Renegotiation           $   10,050         $    6,025
Venue management contracts at 2 venues             9,000              7,152
Hong Kong Airport Ground Operations                4,166              4,042
Aruba Airport Ground Operations                    2,504              1,360
Spain Airline Catering Operations                  1,984              1,984
Grizzly Nature Center                              1,700             (4,385)
Aruba Casino                                         207             (1,607)
Other businesses                                      49               (111)
                                              ----------         ----------
                                              $   29,660         $   14,460
                                              ==========         ==========


In addition, in 2000 the Company closed all but one of its themed restaurants, disposed of the related assets and negotiated the buyout of the related leases. The Company recorded charges of $39.4 million related to the disposal of those fixed assets, and accrued an additional $11.0 million for rent adjustments, lease buyouts and other costs of disposal. In 2000, the Company also wrote off its investments in the Isla Magica theme park as a result of the equity and debt restructuring of that park resulting in a charge of $9.0 million. All of these charges are included in Loss from Discontinued Operations on the Statement of Consolidated Operations.

In 1999, the Company also reversed reserves of $3.5 million relating to contingencies associated with a sale of a business in a prior year resulting in a gain which is classified in gain (loss) on disposal of business.

3.  Net Assets Held for Sale and Related Obligations

All non-core businesses, including remaining Entertainment and Aviation businesses are classified as net assets held for sale in the Consolidated Balance Sheet. Those businesses held at December 31, 2001 include: the Company's interest in certain entertainment assets in Argentina, Anaheim, California and Ottawa, Canada; its Metropolitan Entertainment subsidiary, a concert promotion business (Metropolitan); and the Port-Authority related component of its aviation fueling business. The other non-core business included in net assets held for sale at December 31, 2001 was CGS, with a zero net asset value resulting from a $0.4 million write-down in 2001.

The Company sold CGS in January 2002, but received no proceeds. In March 2002, the Company closed on the sale of Metropolitan and received $3.1 million. In March 2002, the Company signed a contract for the sale of Casino Iguazu (one of the entertainment assets in Argentina) for $3.5 million in cash. The Company expects to sell the remaining businesses during 2002. The successful completion of the sales processes for remaining non-core assets and the actual amounts received may be impacted by general economic conditions in the markets in which these assets must be sold and necessary regulatory and third party consents.



Net assets held for sale at December 31, 2001 and 2000 (expressed in thousands of dollars) were as follows:

                                                          2001           2000
                                                          ----           ----
Current Assets                                         $15,436       $ 73,237
Property, Plant and Equipment - Net                      4,044         19,939
Other Assets                                             6,348         73,310
Notes Payable and Current Portion of Long-Term Debt                   (28,651)
Other Current Liabilities                              (18,859)       (52,053)
Long-Term Debt                                                           (670)
Other Liabilities                                         (347)       (14,498)
                                                       -------       --------
Net Assets Held for Sale                               $ 6,622       $ 70,614
                                                       =======       ========


With the exception of the operations of Datacom and CGS, the operations of these businesses are included in discontinued operations for the years ended December 31, 2000 and 1999. At December 31, 2000, the Company applied the provisions of SFAS No. 121 to the net assets held for sale. SFAS No. 121 requires assets held for sale to be valued on an asset by asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, Covanta management considered recent appraisals, valuations, offers and bids, and its estimate of future cash flows related to those businesses. As a result, the Company recorded a pre-tax loss of $77.2 million in the year 2000. This amount relates entirely to businesses previously classified in the Entertainment segment. This amount is shown in write-down and obligations related to net assets held for sale in the 2000 Statement of Consolidated Operations and Comprehensive Loss. At December 31, 2000, the valuation provision of $3.7 million provided against them during 2000 was reversed in discontinued operations.

In accordance with the provisions of SFAS No. 121, the assets included in net assets held for sale have not been depreciated commencing January 1, 2001, which had the effect of decreasing the loss before income taxes in 2001 by approximately $4.6 million.

During 2001, the Company sold several of these assets including its aviation businesses in Spain, Italy and Colombia and the portion of its fueling business that does not serve airports operated by the Port Authority of New York and New Jersey (Non-Port Authority Fueling). Gross cash proceeds from the sales of businesses that were included in net assets held for sale were approximately $38.8 million during 2001.

During 2001, the Company had reached a definitive agreement to sell the portion of its fueling business that is related to airports operated by the Port Authority. However, given the impact of the events of September 11, 2001 on the aviation industry and the Port Authority, no closing date was set for that Port Authority component pending Port Authority approval of the sale. The Company is reviewing this contract in light of its Chapter 11 filing.

The following is a list of Aviation businesses sold in 2001, the gross proceeds from those sales and the realized gain or (loss) on those sales (in thousands of dollars):


Description of Business                  Gross Proceeds    Realized Gain (Loss)
-----------------------                  --------------    --------------------
Non-Port Authority Fueling                 $  15,200           $   (4,026)
Colombia Airport Privatization                 9,660                1,404
Rome, Italy Aviation Ground Operations         9,947                1,855
Spain Aviation Ground Operations               1,753                 (261)
Aviation Fixed Base Operations                 2,098                  777
Other                                            197               (2,517)
                                           ---------           ----------

                                           $  38,855           $   (2,768)
                                           =========           ==========

The above realized loss of $2.8 million is included in net gain (loss) on sale of businesses in the 2001 Statement of Consolidated Operations and Comprehensive Loss.

During the year ended December 31, 2001, the Company also disposed of Datacom and its Australian Venue Management operations. Those disposals resulted in no cash proceeds. Accordingly, prior to those disposals, the Company recorded write-downs of those two businesses based on negotiated sales prices, resulting in pre-tax charges of $16.8 million and $2.0 million, respectively. Also, various parcels of land and other assets held for sale were written down based on the Company's estimates of sales prices, resulting in an additional charge of $1.0 million.

At December 31, 2001, because of the economic turmoil and subsequent devaluation of the peso in Argentina, the Company wrote down to zero its investments in the La Rural exposition center, an entertainment venues in Argentina. The Company also wrote down to a net realizable value of $2.4 million its investment in Casino Iguazu in Argentina based on the status of negotiations evidenced by the subsequent contract to sell the Casino for $3.5 million. The Company estimated $1.1 million of costs to sell the Casino. These write-downs resulted in pre-tax charges of $16.4 million and $4.5 million, respectively. In addition, at December 31, 2001, the Company considered the status of current negotiations on the potential sale of Metropolitan and the negative impact on the concert business of the event of September 11, 2001,and wrote-down Metropolitan to $2.5 million resulting in a pre-tax charge of $5.4 million.

The carrying value of the Company's interests relating to the Arrowhead Pond, the Center and the Team (all as defined below) have been materially adversely affected by events occurring at the end of 2001 and in 2002 to date. On December 21, 2001 the Company announced that its inability to access the capital markets, the continuing delays in payment of remaining California energy receivables and delays in the sale of aviation and entertainment assets had adversely impacted Covanta's ability to meet cash flows covenants under its Master Credit Facility. The Company also stated that the banks had provided a waiver for the covenants only through January of 2002, had not agreed to provide the additional short term liquidity the Company had sought and that the Company was conducting a comprehensive review of its strategic alternatives.

On December 27, 2001 and January 11, 2002 the Company's credit rating was reduced by Moody's and Standard & Poor's. These downgrades triggered requirements to post in excess of $100 million in performance and other letters of credit for Energy projects and for which the Company did not have available commitments under its Master Credit Facility. Subsequently, the Company's credit ratings were further reduced.

The Company required further waivers from its cash flow covenants under its Master Credit Facility for the period after January 2002. On January 31, 2002 the Company announced that it had obtained waivers through the end of March 2002, subject, however, to its meeting stringent cash balance requirements set by its banks.

Among other things, these cash balance requirements prevented the Company from paying interest due on March 1, 2002 on its 9.25% Debentures. In addition, the restrictions prevented contributions to the working capital needs of the Ottawa Senators Hockey Club Corporation (the "Team") of the National Hockey League (the "NHL"), the prime tenant of the Corel Centre near Ottawa, Canada (the "Centre").

These events resulted in draws during March 2002 of the letters of credit for the $19.0 million and $86.2 million guarantees discussed below with respect to the Team and the Centre, respectively. In return for drawing on the letters of credit, the Company obtained an interest in the loans that had been secured by the letters of credit that had been drawn.

On April 1, 2002, the Company filed for relief under Chapter 11 of the Bankruptcy Code. (See Note 1).

The events leading up to the bankruptcy filing and the filing itself have materially adversely affected the Company's ability to manage the timing and terms on which to dispose of its interests and related obligations with respect to the Centre, the Team and the Arrowhead Pond, as described below.

With respect to the Centre and the Team, these events led to the termination, in 2002, of a pending sale of limited partnership interests and related recapitalization of the Team that, if completed as contemplated, would have been expected to stabilize the finances of the Team and Centre for a considerable period of time. Given the Company's inability to fund short-term working capital needs of the Team, and given the events described above, the Company is not in a position to determine the timing and terms of disposition of the Team and the Centre in a manner most advantageous to the Company. Currently, a process is underway to dispose of both in connection with the NHL and the senior secured lenders to the Team.

Based upon all currently available information, including an initial offer to purchase dated June 20, 2002 and certain assumptions as to the future use, and considering the factors listed above, the Company recorded a pre-tax impairment charge as of December 31, 2001 of $140.0 million related to the Centre and the Team.

The $140.0 million charge, which has been included in write-down of and obligations related to net assets held for sale in the 2001 Statement of Consolidated Operations and Comprehensive Loss, represents the Company's estimate of the net cost to sell its interests in the Centre and Team and to be discharged of all related obligations and guarantees. The resulting estimated after tax cost of $118.8 million (net of tax of $21.2 million) has been included in Obligations Related to Net Assets Held for Sale on the December 31, 2001 Consolidated Balance Sheet. However, in view of the proposed sales of these interests, and the need for approval by the Bankruptcy Court, DIP lenders (see
Note 15) and NHL of such transactions, uncertainty remains as to the actual amount of the impairment.

The Company's guarantees at December 31, 2001 comprised a: (1) $19.0 million guarantee of the Team's subordinated loan payable; (2) $86.2 million guarantee of the senior term debt of the Centre; (3) $45.3 million guarantee of the senior subordinated debt of the Centre for which $6.3 million in cash collateral has been posted by the borrower; (4) $3.1 million guarantee of senior secured term debt of the team; (5) guarantee of the interest payments on $37.7 million of senior secured term debt of the Team; (6) guarantee to make working capital advances to the Centre from time to time in amounts necessary to cover any shortfall between certain operating cash flows, operating expenses and debt service of the Centre; and (7) $17.5 million cost for terminated foreign exchange currency swap agreements. The swap agreements had a notional amount of $130.6 million and were entered into by the Centre related to the $86.2 million senior term and $45.3 million senior subordinated debt. These swap agreements had extended originally through December 23, 2002 but were terminated by the counter-parties in May 2002.

The Company's guarantees arose during 1994, when a subsidiary of Covanta entered into a 30-year facility management contract at the Centre pursuant to which it agreed to advance funds to the Team, and if necessary, to assist the Centre's refinancing of senior secured debt incurred in connection with the construction of the Centre. In compliance with these guarantees, the Company entered into agreements pursuant to which it was required to purchase the $19.0 million and $86.2 million series of debt referred to above if such debt was not timely refinanced or upon the occurrences of certain defaults. On March 12, 2002 the holders of the secured subordinated debt of the Team required the Company to purchase such debt in the total amount (together with accrued and unpaid dividends) of $19.0 million. On March 14, 2002, the holders drew on a $19.0 million letter of credit for which the Company was the reimbursement party. On March 22, 2002, as the result of defaults occurring in 2002, the holders of the senior secured debt required the Company to purchase such debt in the total amount (together with accrued and unpaid dividends) of $86.2 million. The holders drew on a letter of credit on March 27, 2002 for which the Company was the reimbursement party to fund the purchase. The remaining series of subordinated secured debt of the Centre in the amount of $45.3 million is also subject to a put right pursuant to the terms of the underlying agreements. But such subordinated secured debt has not been put to the Company, although the holder has the right to do so. The obligation to purchase such debt is not secured by a letter of credit.

In addition to the $140.0 impairment charge, and following the termination of the pending sale of limited partnership interests discussed above, the Company also recorded a charge of $5.5 million at December 31, 2001 to fully reserve against receivables due from the Team. The $5.5 million charge has been included in Other Operating Costs and Expenses in the 2001 Statement of Consolidated Operations and Comprehensive Loss.

The events set forth above have also materially adversely affected the Company's ability to manage the timing and terms on which to dispose of its interest and related obligations in the Arrowhead Pond in Anaheim, California (the "Arrowhead Pond"). The Company's limited ability to fund short term working capital needs at the Arrowhead Pond under the DIP credit facility and the need to resolve the bankruptcy case may create the need to dispose of the Arrowhead Pond presently when Mighty Ducks attendance and the concert business, a prime driver of revenues, is in substantial decline and attendance at the building is not at levels consistent with past experience. Based upon all currently available information, including a recently received valuation and certain assumptions as to the future use, and considering the effects of the events set forth above, the Company recorded an impairment charge as of December 31, 2001 of $74.4 million related to the Company's interest in the Arrowhead Pond.

The $74.4 million charge, which has been included in write-down of and obligations related to net assets held for sale in the 2001 Consolidated Statement of Consolidated Operations and Comprehensive Loss, represents the write-off of the $16.4 million previous carrying amount at that date and the Company's $58.0 million estimate of the net cost to sell its interests in the long-term management agreement discussed in the following paragraph. The resulting estimated net after tax cost to sell of $37.1 million (net of tax of $20.9) has been included in Obligations Related to Net Assets Held for Sale on the December 31, 2001 Consolidated Balance Sheet. However, in view of the proposed sales of this interest, and the need for approval by the Bankruptcy Court and DIP Lenders (see Note 15) of such transactions, uncertainty remains as to the actual amount of the impairment.

A subsidiary of the Company is the manager of the Arrowhead Pond under a long-term management agreement. The Company and the City of Anaheim are parties to a reimbursement agreement to the financial institution which issued a letter of credit in the amount of approximately $117.2 million which provides credit support for Certificates of Participation issued to finance the Arrowhead Pond project. As part of its management agreement, the manager is responsible for providing working capital to pay operating expenses and debt service (including swap exposure and reimbursement of the lender for draws under the letter of credit including draws related to an acceleration by the lender of all amounts payable under the reimbursement agreement) if the revenues of Arrowhead Pond are insufficient to cover these costs. The Company has guaranteed the obligations of the manager. The City of Anaheim has given the manager notice of default under the management agreement. In such notice, the City indicated that it did not propose to exercise its remedies at such time.

The Company is also the reimbursement party on a $26.0 million letter of credit and a $1.5 million letter of credit relating to a lease transaction for Arrowhead Pond. The $26.0 million letter of credit, which is security for the lease investor, can be drawn upon the occurrence of an event of default. The $1.5 million letter of credit is security for certain indemnification payments under the lease transaction documents. The lease transaction documents require the Company to provide additional letter of credit coverage from time to time. The additional amount required for 2002 is estimated to be approximately $11.5 million, which the Company has not provided. Notices of default have been delivered in 2002 under the lease transaction documents. As a result of the default, parties may exercise remedies, including drawing on letters of credit and recovering fees to which the manager may be entitled for managing Arrowhead Pond.

The Company's exposure upon the occurrence of an event of default under the lease transaction is estimated to be approximately $37.5 million, which is secured by the $26.0 million letter of credit among other things. The Company is also obligated to fulfill its indemnification obligations under the lease transaction documents, the amount of which cannot be determined at this time. Such indemnification obligations are secured in part by the $1.5 million letter of credit. The parties to the lease transaction have agreed to delay the exercise of remedies for the existing defaults until October 21, 2002. The Company is exploring alternatives and no additional impairment charge related to the lease transaction for the Arrowhead Pond was considered necessary at December 31, 2001.

All of the above pre-tax SFAS No. 121 charges are included in write-down of net assets held for sale in the 2001 Statement of Consolidated Operations and Comprehensive Loss.

4.  Investments In and Advances to Investees and Joint Ventures

The Company is party to joint venture agreements through which the Company has equity investments in several operating projects and certain projects that are expected to become operational during the next two years. The joint venture agreements generally provide for the sharing of operational control as well as voting percentages. The Company records its share of earnings from its equity investees on a pre-tax basis and records the Company's share of the investee's income taxes in income tax expense (benefit).

At December 31, 2001, the Company's share of earnings from its equity investees was reduced by a $7.9 million SFAS No. 121 impairment charge, calculated based upon discounted future cash flows and resulting mainly from closing down part of an energy generating facility due to lower demand, related to its Bolivia investment.

In 2000, the Company acquired an ownership interest in a 106 MW low sulfur furnace oil based diesel engine power plant located in the State of Tamil Nadu, India. Through a share purchase agreement the Company's ownership interest reached 74.8% in 2001. Also in 2000, the Company acquired a 49% interest in an oil based diesel engine power plant located in India. Upon the plant's achieving commercial operation in February 2001, the Company obtained an additional 11% stake in the plant. As of December 31, 2000, the Company accounted for these investments on the equity method. Because the increased ownership interests gave the Company control, the Company began to consolidate these project companies in the first quarter of 2001.

The Company is a party to a joint venture formed to design, construct, own and operate a coal-fired electricity generation facility in the Quezon province of the Philippines ("Quezon Joint Venture"). The Company owns 26.125% of, and has invested 27.5% of the total equity in, the Quezon Joint Venture (See Note 13). This project commenced commercial operations in 2000.

In addition, the Company owns interests of up to 50% in 13 other affiliates which principally own and operate, or are developing, energy facilities. The Company's investments in and advances to those affiliates were approximately $183.2 million and $223.4 million at December 31, 2001 and 2000, respectively.

The December 31, 2001 aggregate carrying value of the investments in and advances to investees and joint ventures of $183.2 million is less than the Company's equity in the underlying net assets of these investees by approximately $4.2 million. The carrying value of $223.4 at December 31, 2000 was $0.7 million greater than the Company's equity in the underlying net assets. These differences of cost over acquired net assets is mainly related to property, plant, and equipment and power purchase agreements of several investees.

At December 31, 2001 and 2000, investments in and advances to investees and joint ventures accounted for under the equity method were comprised as follows (expressed in thousands of dollars):


                                                                                 December 31,
                                              Ownership Interest at      ----------------------------
                                                December 31, 2001            2001             2000
                                              ---------------------      -----------      -----------
Mammoth Pacific Plant (U.S.)                             50%              $  53,085        $  57,530
Ultrapower Chinese Station Plant (U.S.)                  50%                 12,133           12,338
South Fork Plant (U.S.)                                  50%                    958            1,186
Koma Kulshan Plant (U.S.)                                50%                  3,471            3,268
Linasa Plant (Spain)                                     50%                  2,137            2,000
Haripur Barge Plant (Bangladesh)                         45%                 17,363           14,636
Quezon Power (Philippines)                               28%                 73,861           70,747
Rojana Power Plant (Thailand)                            25%                 12,377           11,613
Madurai Power Plant (India)                     (A)      75%                                  14,173
Samalpatti Power Plant (India)                  (A)      60%                                  20,343
Empressa Valle Hermoso Project (Bolivia)                 13%                  1,000            9,282
Trezzo Power Plant (Italy)                               13%                  3,815            3,238
Other                                                  various                3,031            3,081
                                                                          ---------        ---------

     Total Investments in Power Plants                                    $ 183,231        $ 223,435
                                                                          =========        =========

(A) Both Madurai and Samalpatti plants were consolidated in 2001.



The unaudited combined results of operations and financial position of the Company's equity method affiliates are summarized below (expressed in thousands of dollars).


                                               2001           2000           1999
                                           -----------    -----------    -----------
Condensed Statements of Operations
for the years ended December 31:
Revenues                                   $   333,277    $   267,359    $   124,798
Gross profit                                   158,487         62,976         25,380
Net income                                      56,172         67,832         28,789
Company's share of net income                   17,665         24,088         13,005

Condensed Balance Sheets at December 31:
Current assets                             $   212,074    $   235,975    $   101,365
Non-current assets                           1,261,953      1,351,668      1,189,071
Total assets                                 1,474,027      1,587,643      1,290,436
Current liabilities                             96,595        139,384         62,910
Non-current liabilities                        826,962        826,319        751,606
Total liabilities                              923,557        965,703        814,516

5.  Investments in Marketable Securities Available for Sale

At December 31, 2001 and 2000, marketable equity and debt securities held for current and noncurrent uses, such as nonqualified pension liabilities and a deferred compensation plan, are classified as current assets and long-term assets, respectively.

Marketable securities at December 31, 2001 and 2000 (expressed in thousands of dollars), include the following:

                                                    2001                                 2000
------------------------------------------------------------------------------------------------------------
                                        Market Value     Carrying Value     Market Value     Carrying Value
------------------------------------------------------------------------------------------------------------
Classified as Noncurrent Assets:

Mutual and bond funds                     $ 2,940           $ 2,940           $ 3,590          $ 3,590
                                          =======           =======           =======          =======

Proceeds, realized gains and realized losses from the sales of securities classified as available for sale for the years ended December 31, 2001, 2000 and 1999, were $.6 million, zero, and $.1 million; $7.2 million, $.9 million and $.1 million; and $66.5 million, $.8 million and $2.0 million, respectively. For the purpose of determining realized gains and losses, the cost of securities sold was based on specific identification.

6.  Unbilled Service and Other Receivables

Unbilled service and other receivables (expressed in thousands of dollars) consisted of the following:

                                               2001                 2000
---------------------------------------------------------------------------
Unbilled service receivables                 $149,624             $147,850
Notes receivable                                                     3,650
Other                                           1,201                3,710
                                             --------             --------
Total                                        $150,825             $155,210
                                             ========             ========

Long-term unbilled service receivables are for services, which have been performed for municipalities that are due by contract at a later date and are discounted in recognizing the present value of such services. Current unbilled service receivables, which are included in Receivables on the Consolidated Balance Sheet, amounted to $62.8 million and $61.1 million at December 31, 2001 and 2000, respectively. Long-term notes receivable primarily represent notes received relating to the sale of non-core businesses.

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

Fund balances (expressed in thousands of dollars) were as follows:

                                    2001                        2000
-------------------------------------------------------------------------------
                             Current    Non-current      Current    Non-current
                             -------    -----------      -------    -----------
Debt service funds           $48,357      $131,300       $48,519      $122,801
Revenue funds                 11,608                      13,765
Lease reserve funds            3,116        15,794         3,117        18,247
Construction funds               186                       1,203
Other funds                   29,952        19,915        29,676        16,013
                             -------      --------       -------      --------
Total                        $93,219      $167,009       $96,280      $157,061
                             =======      ========       =======      ========


8.  Property, Plant and Equipment

Property, plant and equipment (expressed in thousands of dollars) consisted of the following:

                                                        2001           2000
------------------------------------------------------------------------------
Land                                                 $    8,427     $    8,059
Energy facilities                                     2,239,082      2,047,315
Buildings and improvements                              207,622        135,733
Machinery and equipment                                  84,930        121,451
Landfills                                                13,661         13,741
Construction in progress                                 15,042         48,940
                                                     ----------     ----------
Total                                                 2,568,764      2,375,239

Less accumulated depreciation and amortization          667,453        585,809
                                                     ----------     ----------

Property, plant, and equipment - net                 $1,901,311     $1,789,430
                                                     ==========     ==========

Depreciation and amortization related to property, plant and equipment amounted to $87.5 million, $82.8 million and $83.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

During 2001, the Company received all of the principal permits necessary to commence construction on a 500 MW gas-fired project in California. However, due to the significant changes in the California energy markets as well as in its own financial situation, in late December 2001 the Company decided to delay project implementation until California market conditions improve and wrote-off, as project development expenses in the Statement of Consolidated Operations and Comprehensive Loss, approximately $24.5 million of costs associated with this project. These costs primarily related to turbine purchase deposits and related termination fees, permit, viability and other development costs, and other assets under construction.

9.  Other Assets

Other assets (expressed in thousands of dollars) consisted of the following:


                                                             2001          2000
--------------------------------------------------------------------------------
Unamortized bond issuance costs                           $33,459       $33,941
Deferred financing costs                                    8,590         8,329
Non-current securities available for sale                   2,940         3,590
Interest rate swap                                         13,199
Other                                                       1,324        20,864
                                                          -------       -------
Total                                                     $59,512       $66,724
                                                          =======       =======

10. Convertible Subordinated Debentures

Convertible subordinated debentures (expressed in thousands of dollars) consisted of the following:

                                                             2001          2000
--------------------------------------------------------------------------------
6% debentures due June 1, 2002                            $85,000       $85,000
5.75% debentures due October 20, 2002                      63,650        63,650
                                                         --------      --------

Total                                                    $148,650      $148,650
                                                         ========      ========


The 6% convertible subordinated debentures are convertible into Covanta common stock at the rate of one share for each $39.077 principal amount of debentures. These debentures are redeemable at Covanta's option at 100% face value. The 5.75% convertible subordinated debentures are convertible into Covanta common stock at the rate of one share for each $41.772 principal amount of debentures. These debentures are redeemable at Covanta's option at 100% of face value.

11. Accrued Expenses

Accrued expenses (expressed in thousands of dollars) consisted of the following:

                                                             2001          2000
--------------------------------------------------------------------------------
Operating expenses                                      $ 139,771       $87,532
Severance and employment litigation settlement             13,512        32,862
Insurance                                                  24,960        17,001
Debt service charges and interest                          31,234        29,315
Municipalities' share of energy revenues                   39,158        29,481
Payroll                                                    22,134        17,222
Payroll and other taxes                                     9,435        19,439
Lease payments                                             15,644        18,308
Pension and profit sharing                                 16,448         8,724
Other                                                      50,092        48,797
                                                         --------      --------
Total                                                    $362,388      $308,681
                                                         ========      ========


12. Deferred Income

Deferred income (expressed in thousands of dollars) consisted of the following:

                                               2001                        2000
-------------------------------------------------------------------------------------------
                                       Current      Noncurrent      Current     Noncurrent
-------------------------------------------------------------------------------------------
Power sales agreement prepayment      $   9,001      $147,306      $   9,001     $156,307
Sale and leaseback arrangements           1,523        14,219          1,523       15,743
Advance billings to municipalities       11,088                       10,419
Other                                    21,082                       17,574
                                      ---------      --------       --------     --------

Total                                 $  42,694      $161,525       $ 38,517     $172,050
                                      =========      ========       ========     ========


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

13. Long-Term Debt

Long-term debt (expressed in thousands of dollars) consisted of the following:


                                                             2001          2000
--------------------------------------------------------------------------------
Adjustable-rate revenue bonds due 2014-2024              $124,755      $124,755
9.25% debentures due 2022                                 100,000       100,000
Other long-term debt                                       73,847        85,371
                                                         --------      --------

Total                                                    $298,602      $310,126
                                                         ========      ========


The adjustable-rate revenue bonds are adjusted periodically to reflect current market rates for similar issues, generally with an upside cap of 15%. The average rates for this debt were 2.52% and 4.03% in 2001 and 2000, respectively. Beginning in April 2002 and pursuant to the Company's Chapter 11 filing, trustees for these bonds declared the principal and accrued interest on such bonds due and payable immediately. Accordingly, letters of credit supporting these bonds have been drawn in the amount of $125.1 million and the Company is presently not able to reissue these bonds.

The Company's 9.25% Debentures are, to the extent required by their terms, equally and ratably secured by the security interests granted under the Company's Revolving Credit and Participation Agreement (see Note 15). On March 1, 2002, the Company availed itself of the 30-day grace period provided under the terms of its 9.25% debentures due March 2022, and did not make the interest payment due March 1, 2002 at that time. Further, on April 1, 2002, Covanta Energy Corporation (along with certain of its subsidiaries) filed voluntary petitions for Chapter 11 reorganization and accordingly did not make the interest payment on the 9.25% debentures at that time.

At December 31, 2000 the Company had drawn the entirety of its $50.0 million revolving credit facility under its Master Credit Facility. The interest rate on this facility at December 31, 2000 was 6.975% and was based on the 30 day LIBOR plus 0.225% (see Note 15). The Company also had $63.7 million of bank debt related to the Company's investment in the Quezon Joint Venture. The loans bore interest at the current LIBOR plus .45% (6.98% at December 31, 2000). In connection with the closing of the Revolving Credit and Participation Agreement, this debt and the revolving credit facility were paid in March 2001 and, therefore, are classified in current portion of long-term debt in the December 31, 2000 Consolidated Balance Sheet.

Other long-term debt includes an obligation for $28.4 million, related to a sale and leaseback arrangement relating to an energy facility. This arrangement is accounted for as a financing, has an effective interest rate of approximately 5%, and extends through 2017. Other long-term debt also includes $22.5 million resulting from the sale of limited partnership interests in and related tax benefits of an energy facility, which has been accounted for as a financing for accounting purposes. This obligation has an effective interest rate of 10% and extends through 2015.

Other long-term debt includes a $1.7 million note associated with the acquisition of energy assets. The note bears interest at 6.0% and matures in 2009. Long-term debt also includes $21.7 million relating to the buyout of an operating lease at a geothermal plant and fluid field. On February 11, 2002 the Company restructured these notes extending their maturity from April 2002 to July 2003, and, therefore, these notes are classified as long-term in the December 31, 2001 Consolidated Balance Sheet. These notes bear interest at the three-month Euro dollar rate plus 2.75% (5.34% at December 31, 2001). These notes are to be paid from substantially all available cash generated by the related plant and the field. This debt is secured by all the Company's assets relating to the geothermal plant and fluid field.


The maturities on long-term debt (expressed in thousands of dollars) at December 31, 2001 were as follows:

                  2002                               $  13,089
                  2003                                  22,114
                  2004                                     215
                  2005                                     228
                  2006                                     242
                  Later years                          275,803
                                                     ---------

                  Total                                311,691
                  Less current portion                  13,089
                                                     ---------

                  Total long-term debt               $ 298,602
                                                     =========


See Note 15 for a description of the credit arrangements of the Company.

14. Project Debt

Project debt (expressed in thousands of dollars) consisted of the following:

                                                                          2001            2000
--------------------------------------------------------------------------------------------------
Revenue Bonds Issued by and Prime Responsibility of Municipalities:
3.625-6.75% serial revenue bonds due 2003 through 2011                 $  373,045      $  414,605
5.0-7.0% term revenue bonds due 2003 through 2015                         319,734         330,869
Adjustable-rate revenue bonds due 2006 through 2013                       133,540         136,475
                                                                       ----------      ----------

Total                                                                     826,319         881,949
                                                                       ----------      ----------
Revenue Bonds Issued by Municipal Agencies with Sufficient
Service Revenues Guaranteed by Third Parties:
5.25-8.9% serial revenue bonds due 2003 through 2008                       69,193          78,420
                                                                       ----------      ----------
Other Revenue Bonds:
4.7-5.5% serial revenue bonds due 2003 through 2015                        86,365          92,795
5.5-6.7% term revenue bonds due 2014 through 2019                          68,020          68,020
                                                                       ----------      ----------

Total                                                                     154,385         160,815
                                                                       ----------      ----------

Other project debt                                                        252,484         169,204
                                                                       ----------      ----------

Total long-term project debt                                           $1,302,381      $1,290,388
                                                                       ==========      ==========

Project debt associated with the financing of waste-to-energy facilities is generally arranged by municipalities through the issuance of tax-exempt and taxable revenue bonds. The category, "Revenue Bonds Issued by and Prime Responsibility of Municipalities," includes bonds issued with respect to which debt service is an explicit component of the client community's obligation under the related service agreement. In the event that a municipality is unable to satisfy its payment obligations, the bondholders' recourse with respect to the Company is limited to the waste-to-energy facilities and restricted funds pledged to secure such obligations. The category, "Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties," includes bonds issued to finance two facilities for which contractual obligations of third parties to deliver waste ensure sufficient revenues to pay debt service, although such debt service is not an explicit component of the third parties' service fee obligations.

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

Payment obligations for the project debt associated with waste-to-energy facilities are limited recourse to the operating subsidiary and non-recourse to the Company, subject to construction and operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective waste-to-energy facilities and related assets. At December 31, 2001, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $1,807.3 million and restricted funds held in trust of approximately $217.4 million

The interest rates on adjustable-rate revenue bonds are adjusted periodically based on current municipal-based interest rates. The average adjustable rate for such revenue bonds was 2.47% and 3.86% in 2001 and 2000, respectively.

Other project debt includes an obligation of a limited partnership acquired by subsidiaries of Covanta and represents the lease of a geothermal power plant, which has been accounted for as a financing. This obligation, which amounted to $30.0 million at December 31, 2001, has an effective interest rate of 5.3% and extends through 2008 with options to renew for additional periods and has a fair market value purchase option at the conclusion of the initial lease term. Payment obligations under this lease arrangement are limited to assets of the limited partnership and revenues derived from a power sales agreement with a third party, which are expected to provide sufficient revenues to make rental payments. Such payment obligations are secured by all the assets, revenues, and other benefits derived from the geothermal power plant, which had a net carrying value of approximately $64.4 million at December 31, 2001.

All revenues from the limited partnership are contractually required by the lessor to be deposited into a series of escrow accounts administered by an independent escrow agent. A letter agreement with the lessor, as amended on December 20, 2000, also required that if Covanta's senior debt rating fell below investment grade, the limited partnership would commence depositing funds into a lease reserve account pursuant to the existing project document until $7,500,000 was in the account. On January 16, 2002, Covanta's senior debt rating fell below investment grade, as defined. On May 13, 2002, the Bankruptcy Court issued a final order (the "Final Order") approving certain changes to the existing lease documents negotiated as a result of the limited partnership's bankruptcy filing on April 1, 2002. Under the Final Order, the limited partnership agreed to make all lease payments due after the Petition Date. The Final Order did not authorize the limited partnership to pay any lease amounts due prior to April 1, 2002, but instead ordered the limited partnership to place that amount in escrow and accrue interest. The pre-petition lease payments being held in escrow would be paid to the lessor with interest if the limited partnership assumes the lease. If the limited partnership rejects the lease the escrowed funds and interest would be returned to the limited partnership. Pursuant to the Final Order, the limited partnership is not required to fund the lease reserve account until the earliest of (1) the effective date of a plan of reorganization, (2) expiration of the debtor in possession facility, but no later than October 1, 2003, and (3) a default arising after the Petition Date. On June 27, 2002 and in compliance with the Final Order, the Bankruptcy Court approved an Order Authorizing Assumption of Certain Intercompany Agreements authorizing the limited partnership to assume executory contracts and agreements with related parties.

Other project debt also includes $7.1 million due to a financial institution as part of the refinancing of project debt in the category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." The debt service associated with this loan is included as an explicit component of the client community's obligation under the related service agreement. A portion of the funds was retained in the Company's restricted funds and is loaned to the community each month to cover the community's monthly service fees. The Company's repayment for the other part of the loan is limited to the extent repayment is received from the client community. This obligation has an effective interest rate of 7.06% and extends through 2005.

Other project debt includes $15.1 million due to financial institutions which bears interest at an adjustable rate that was the three-month LIBOR rate plus 1.3% (3.40% at December 31, 2001). The debt extends through 2005 and is secured by substantially all the assets of a subsidiary that owns various power plants in the United States, which had a carrying value of approximately $ 112.4 million at December 31, 2001, and a credit enhancement of $10.0 million.

Other project debt includes $58.2 million due to banks of which $23.9 million is denominated in U.S. dollars and $34.3 million is denominated in Thai Baht. This debt related to a Thailand gas-fired energy facility. The U.S. dollar debt bears interest at the annual LIBOR, plus 2.75% (5.06% at December 31, 2001) and the Thai Baht debt bears an interest rate of Thai bank MLR plus .5%. The MLR, which is the melded Maximum Lending Rate of the consortium of Thai banks that has lent to the project, was approximately 7.50% at December 31, 2001. The debt extends through 2012, is non-recourse to Covanta and is secured by all project assets, which had a net carrying value of approximately $102.5 million at December 31, 2001. In March 2002, the Company sold its interest in this plant (see Note 32).

Other project debt includes $31.0 million due to financial institutions for the purchase of the Magellan Cogeneration Inc. power plant in the Philippines. This debt bears interest at rates equal to the three-month LIBOR (3.52% at December 31, 2001) plus spreads that increase from plus 4.25% until June 2002, to plus 4.5% from June 2002 to June 2005, to plus 4.875% from June 2005 to June 2007. The rate was 7.7% at December 31, 2001. This debt is non-recourse to Covanta and is secured by all assets of the project, which had a net carrying value of $51.9 million at December 31, 2001, and all revenues and contracts of the project and by a pledge of the Company's ownership in the project.

Other project debt includes approximately $56.3 million due to financial institution. This debt relates to the purchase of a diesel-fired power plant in India. It is denominated in Indian rupees and bears interest at rates ranging from 14.5% to 16.46%. The debt extends through 2010, is non-recourse to Covanta and is secured by the project assets, which had a net book value at December 31, 2001 of approximately $81.8 million.

Other project debt includes $54.7 million due to financial institutions, of which $35.3 million is denominated in U.S. dollars and $19.4 million is denominated in Indian Rupees. This debt relates to the purchase of a diesel-fired power plant in Tamil Nadu, India. The U.S. dollar debt bears interest at the three-month LIBOR, plus 4.5% (7.1% at December 31, 2001). The Indian Rupee debt bears interest at rates ranging from 16% to 16.5% at December 31, 2001. The debt extends through 2011, is non-recourse to Covanta, and is secured by the project assets, which had a net carrying value at December 31, 2001 of approximately $87.3 million.

At December 31, 2001, the Company had one interest rate swap agreement that economically fixes the interest rate on certain adjustable-rate revenue bonds. The swap agreement was entered into in September 1995 and expires in January 2019. This swap agreement relates to adjustable rate revenue bonds in the category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the Client Community's obligation under the related service agreement. Therefore, all payments made, or received under the swap agreement are a passthrough to the Client Community. Under the swap agreement, the Company will pay an average fixed rate of 9.8% for 2002 through January 2005, and 5.18% thereafter through January 2019, and will receive a floating rate equal to the rate on the adjustable rate revenue bonds, unless certain triggering events occur (primarily credit events), which results in the floating rate converting to either a set percentage of LIBOR or a set percentage of the BMA Municipal Swap Index, at the option of the swap counterparty (Note 1). In the event the Company terminates the swap prior to its maturity, the floating rate used for determination of settling the fair value of the swap would also be based on a set percentage of one of these two rates at the option of the counterparty. For the years ended December 31, 2001 and 2000, the floating rate on the swap averaged 2.46% and 4.09%, respectively. The notional amount of the swap at December 31, 2001 was $80.2 million and is reduced in accordance with the scheduled repayments of the applicable revenue bonds. The counterparty to the swap is a major financial institution. The Company believes the credit risk associated with nonperformance by the counterparty is not significant. The swap agreement resulted in increased debt service expense of $2.2 million, $1.1 million and $1.7 million for 2001, 2000 and 1999, respectively. The effect on Covanta's weighted-average borrowing rate of the project debt was an increase of .17%, .07% and .11%, for 2001, 2000 and 1999, respectively.

The maturities on long-term project debt (expressed in thousands of dollars) at December 31, 2001 were as follows:

               2002                                     $ 113,112
               2003                                       118,847
               2004                                       121,734
               2005                                       123,023
               2006                                       118,504
               Later years                                820,273
                                                       ----------

               Total                                    1,415,493
               Less current portion                       113,112
                                                       ----------

               Total long-term project debt            $1,302,381
                                                       ==========


See Note 15 for a description of the credit arrangements of the Company.

15. Credit Arrangements

At December 31, 2000, Covanta had no unused revolving credit lines and under its principal revolving credit facility the Company had borrowed $50.0 million (see
Note 13). On March 14, 2001, the Company entered into a Revolving Credit and Participation Agreement (the Master Credit Facility) with its principal credit providers and paid the entire $50.0 million revolving credit line debt. The Credit Agreement replaced the Company's major outstanding credit facilities with one master credit facility that created a credit line of approximately $146 million and included a sub-facility which was permitted to only be used to provide certain letters of credit which were required if the Company's outstanding debt securities are no longer rated investment grade.

Under the terms of the Master Credit Facility, which matured on May 31, 2002, without being fully discharged, and is secured by substantially all of the Company's domestic assets other than those subject to prior liens of third parties, the Company's credit facility was available to be used for working capital and other general corporate purposes as well as to fund certain letter of credit requirements. Under the facility, as amended, the Company agreed not to make investments in new energy projects during the term of the Master Credit Facility. The Master Credit Facility also contained several financial covenants relating to the Company's cash position, net worth, and compliance with leverage and interest coverage tests.

As a result of the Master Credit Facility maturing without being fully discharged by the DIP Credit Facility discussed below, along with non-compliance with certain required financed ratios also discussed below and possible other items, the Company is in default of its Master Credit Facility. This, among other things, will be addressed in the Company's Chapter 11 bankruptcy proceeding.

The financial covenants of the Master Credit Facility provide limits on the (I) the ratio of (a) the sum of Consolidated Operating Income (as shown in the Consolidated Statements of Operations), plus LOC Fees (defined in the Master Credit Facility as letter of credit fees, commitment fees, and amortization of agency and termination fees) to the extent included in Operating Income, and Minority Interest (as shown on the Consolidated Statement of Income) to (b) the total interest expense on the Company's indebtedness, plus LOC Fees, less interest income, (II) the ratio of the Company's net indebtedness to adjusted Earnings Before Interest and Taxes ("EBIT") as defined for the four quarters ended December 31, 2001, and (III) the sum of capital stock, capital surplus and earned surplus as shown on the Company's Consolidated Balance Sheets. The Master Credit Facility provides that for the first quarter of 2001, consolidated net worth must exceed the amount of consolidated net worth shown on the Company's Consolidated Balance Sheet as of December 31, 2000. For each succeeding quarter, the permitted minimum net worth is increased by 75% of the Company's consolidated net income (but not net loss) for such quarter.

At the time the Master Credit Facility was executed, the Company believed that it would be able to meet the liquidity covenants in the Master Credit Facility, timely discharge its obligations on maturity of the Master Credit Facility and repay or refinance its convertible subordinated debentures from cash generated by operations, the proceeds from the sale of its non-core businesses and access to the capital markets. However, a number of factors in 2001 and early 2002 affected these plans, including:

         (1) The sale of non-core assets took longer and yielded substantially less proceeds than anticipated;

         (2) The power crisis in California substantially reduced the Company's liquidity in 2001 as a result of California utilities' failures to pay for power purchased from the company; and

         (3) A general economic downturn during 2001 and a tightening of credit and capital markets, particularly for energy companies which were substantially exacerbated by the bankruptcy of Enron Corporation.

As a result of a combination of these factors during 2001 and early 2002, the Company was forced to obtain seven amendments to the Master Credit Facility. Also, because of the California energy crisis, analyses raising doubt about the financial viability of the independent power industry, the Enron crisis, the decline in financial markets as a result of the events of September 11, 2001 and the drop in the demand for securities of independent power companies, the Company was unable to access capital markets.

In 2001, the Company also began a wide-ranging review of strategic alternatives given the very substantial debt maturities in 2002, which far exceed the Company's cash resources. In this connection, throughout the last six months of 2001 and the first quarter of 2002, the Company sought potential minority equity investors, conducted a broad-based solicitation for indications of interest in acquiring the Company among potential strategic and financial buyers and investigated a combined private and public placement of equity securities. On December 21, 2001, in connection with a further amendment to the Master Credit Facility, the Company issued a press release stating its need for further covenant waivers and for access to short term liquidity. Following this release, the Company's debt rating by Moody's and Standard & Poor's was reduced below investment grade on December 27, 2001 and January 16, 2002, respectively. These downgrades further adversely impacted the Company's access to capital markets and triggered the Company's commitments to provide $100 million in additional letters of credit in connection with two waste-to-energy projects and the draws during March of 2002 of approximately $105.2 million in letters of credit related to the Centre and the Team. Despite the Company's wide-range search for alternatives, ultimately the Company was unable to identify any option which satisfied its obligations outside the Chapter 11 process. On March 1, 2002, the Company availed itself of the 30-day grace period provided under the terms of its 9.25% debentures due March 2022, and did not make the interest payment due March 1, 2002 at that time.

On April 1, 2002 the Company publicly announced that as a result of the review the Company:

              (1) Determined that reorganization under the Bankruptcy Code represents the only viable venue to reorganize the Company's capital structure, complete the disposition of its remaining non-core entertainment and aviation assets, and protect the value of the energy and water franchise;

              (2) Entered into a non-binding Letter of Intent with the investment firm of Kohlberg Kravis Roberts & Co. ("KKR") for a $225 million equity investment under which a KKR affiliate would acquire the Company upon emergence from Chapter 11; and

              (3) Announced a strategic restructuring program to focus on the U.S. energy and water market, expedite the disposition of non-core assets and, as a result, reduce overhead costs.

On April 1, 2002, Covanta Energy Corporation and 123 of its subsidiaries, each a debtor in possession (the "Debtors") filed for protection under the Bankruptcy Code and accordingly did not make the interest payment on the 9.25% debentures due at that time.

The rights of Covanta's creditors will be determined as part of the Plan of Reorganization. Existing common equity and preferred shareholders are not expected to participate in the new capital structure or receive any value.

In connection with its bankruptcy filing, the Company and most of its subsidiaries, including some that have not filed for relief under Chapter 11, have entered into a Debtor In Possession Credit Agreement (as amended, the "DIP Credit Facility") with the lenders who provided the revolving credit facility under the Master Credit Facility. On April 5, 2002, the Bankruptcy Court issued its interim order approving the debtor in possession financing which was confirmed in a final order dated May 15, 2002, subject to the objection of holders of limited interests in two joint venture partnerships who dispute the inclusion of those companies in the DIP Credit Facility. The Bankruptcy Court has taken these objections under advisement and has not indicated when it will render a decision. The DIP Credit Facility terms are described below.

The DIP Credit Facility, which provides for the continuation of approximately $240.0 million of letters of credit (including $208 million to secure performance under energy contracts) previously provided under the Master Credit Facility and a $48.2 million liquidity facility, is secured by all of the Company's domestic assets not subject to liens of others and generally 65% of the stock of certain of its foreign subsidiaries. Obligations under the DIP Credit Facility will have senior status to other prepetition secured claims and the DIP Credit Facility is now the operative debt agreement with the Company's banks. The Master Credit Facility remains in effect to determine the rights of the lenders who are a party to it with respect to obligations not continued under the DIP Credit Facility.

The DIP Credit Facility comprises two tranches. The Tranche A Facility provides the Company with a credit line of approximately $48.2 million, divided into $34 million commitments for cash borrowings under a revolving credit line and $14.2 million commitments for the issuance of certain letters of credit. The Tranche B Facility consists of approximately $240 million commitments solely for the extension of, or issuance of letter of credit to replace certain existing letters of credit.

Amounts available for cash borrowing under the Tranche A Facility are subject to monthly and budget limits. The Company may utilize the amount available for cash borrowings under the Tranche A Facility to reimburse the issuers of letters of credit issued under the Tranche A Facility if and when such letters of credits are drawn, to fund working capital requirements and general corporate purposes of the Company relating to the Company's post-petition operations and other expenditures in accordance with a monthly budget and applicable restrictions typical for a Chapter 11 debtor in possession financing.

Under the DIP Credit Facility, the Company will pay a one-time facility fee equal to 2% of the amount of Tranche A commitments.

In addition, the Company will pay a commitment fee varying depending on utilization, between .50% and 1% of the unused Tranche A commitments. The Company will also pay a fronting fee for each Tranche A and Tranche B letter of credit equal to the greater of $500 and 0.25% of the daily amount available to be drawn under such letter of credit, as well as letter of credit fees of 3.25% on Tranche A letters of credit, and 2.50% on Tranche B letters of credit fee, calculated over the daily amount available for drawings thereunder.

Outstanding loans under the Tranche A Facility and the Tranche B Facility bear interest at the Company's option at either the prime rate plus 2.50% or the Eurodollar rate plus 3.50%.

The DIP Credit Facility contains covenants, which restrict (1) the incurrence of additional debt, (2) the creation of liens, (3) investments and acquisitions (4) contingent obligations and performance guarantees and (5) disposition of assets. In addition, the Company must comply with certain specified levels of budget financial and reporting covenants. The Company is currently in compliance with these covenants, other than certain reporting requirements.

The DIP Credit Facility matures on April 1, 2003, but may, with the consent of DIP Lenders holding more than 66-2/3% of the Tranche A Facility, be extended for two additional periods of six months each. There are no assurances that the DIP lenders will agree to an extension. At maturity, all outstanding loans under the DIP Credit Facility must be repaid, outstanding letters of credit must be discharged or cash-collateralized, and all other obligations must be satisfied or released.

The Company believes that the DIP Credit Facility when taken together with the Company's own funds provide it sufficient liquidity to continue to operate its core businesses during the Chapter 11 proceeding. Moreover, the legal provisions relating to Chapter 11 proceedings are expected to provide a legal basis for maintaining the Company's business intact while it is being reorganized. However, the outcome of the Chapter 11 proceedings are not within the Company's control and no assurances can be made with respect to the outcome of these efforts.

16. Preferred Stock

The outstanding Series A $1.875 Cumulative Convertible Preferred Stock is convertible at any time at the rate of 5.97626 common shares for each preferred share. Covanta may redeem the outstanding shares of preferred stock at $50 per share, plus all accrued dividends. These preferred shares are entitled to receive cumulative annual dividends at the rate of $1.875 per share, plus an amount equal to 150% of the amount, if any, by which the dividend paid or any cash distribution made on the common stock in the preceding calendar quarter exceeded $.0667 per share. With the filing of voluntary petitions for reorganization under Chapter 11 on April 1, 2002 (see Note 1) dividend payments were suspended. The holders of the preferred shares are not expected to participate in the new capital structure or receive any value following the Chapter 11 process.

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

In 1999, Covanta adopted a nonqualified stock option plan (the "1999 Plan"). Under this plan, nonqualified options, incentive stock options, limited stock appreciation rights ("LSAR's") and performance-based cash awards may be granted to employees and outside directors to purchase Covanta common stock at an exercise price not less than 100% of the fair market value of the common stock on the date of grant which become exercisable over a three-year period from the date of grant. These options are exercisable for a period of ten years after the date of grant. In addition, performance-based cash awards may also be granted to employees and outside directors. As adopted, the 1999 Plan calls for up to an aggregate of 4,000,000 shares of Covanta common stock to be available for issuance upon the exercise of such options and LSAR's, which may be granted over a ten-year period ending May 19, 2009. At December 31, 2001, 2,042,032 shares were available for grant.

Effective January 1, 2000, the 1999 Plan was amended and restated, to change the name of the plan to the "1999 Stock Incentive Plan" and to include the award of restricted stock to key employees based on the attainment of pre-established performance goals. The maximum number of shares of common stock that is available for awards of restricted stock is 1,000,000. As of December 31, 2001, no awards of restricted stock have been made under the plan.

Under the foregoing plans, Covanta issued 3,952,900 LSARs between 1990 and 2001in conjunction with the stock options granted. These LSARs are exercisable only during the period commencing on the first day following the occurrence of any of the following events and terminate 90 days after such date: the acquisition by any person of 20% or more of the voting power of Covanta's outstanding securities; the approval by Covanta shareholders of an agreement to merge or to sell substantially all of its assets; or the occurrence of certain changes in the membership of the Covanta Board of Directors. The exercise of these limited rights entitles participants to receive an amount in cash with respect to each share subject thereto, equal to the excess of the market value of a share of Covanta common stock on the exercise date or the date these limited rights became exercisable, over the related option price.

In February 2000, Covanta adopted (through an amendment to the 1999 Stock Incentive Plan) the Restricted Stock Plan for Key Employees (the "Key Employees Plan") and the Restricted Stock Plan for Non-Employee Directors (the "Directors Plan"). The Plans, as amended, call for up to 500,000 shares and 160,000 shares, respectively, of restricted Covanta common stock to be available for issuance as awards. Awards of restricted stock will be made from treasury shares of Covanta common stock, par value $.50 per share. The Company accounts for restricted shares at their market value on their respective dates of grant. Restricted shares awarded under the Directors Plan vest 100% at the end of three months from the date of award. Shares of restricted stock awarded under the Key Employees Plan are subject to a two-year vesting schedule, 50% one year following the date of award and 50% two years following the date of award. As of December 31, 2001, an aggregate of 169,198 shares of restricted stock had been awarded under the Key Employees Plan and an aggregate of 95,487 shares of restricted stock had been awarded under the Directors Plan. The total compensation cost recorded by the Company in 2001 and 2000 relating to the restricted stock plans was $2.2 million and $.7 million, respectively.

In connection with the acquisition of the minority interest of Covanta Energy Group, Inc. ("CEGI"), Covanta assumed the pre-existing CEGI stock option plan then outstanding and converted these options into options to acquire shares of Covanta common stock. All of these options were exercised or cancelled at August 31, 1999.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for the options granted in 2001, 2000 and 1999 under these plans been determined consistent with the provisions of SFAS No. 123, using the binomial option-pricing model with the following weighted average assumptions - dividend yield of 0.0%, 0.0%, and 0.0%; volatility of 42.47%, 39.61%, and 33.52%;
risk-free interest rate of 5.8%, 6.53%, and 5.89%; and a weighted average expected life of 6.5 years, 7.5 years and 7.5 years, net loss and diluted loss per share would have been $(234.8) million and $(4.73) for 2001, $(233.2) million and $(4.71) for 2000, and $(83.3) million and $(1.70) for 1999. The weighted-average fair value of options granted during 2001, 2000 and 1999 was $5.61, $3.50 and $4.53, respectively.


Information regarding the Company's stock option plans is summarized as follows:

                                                                                              Weighted-Average
                                             Option Price                                         Exercise
                                                Per Share     Outstanding      Exercisable          Price
--------------------------------------------------------------------------------------------------------------
1986 Plan:
December 31, 1998, balance                  $18.31-$28.54         620,500          601,400          $19.69
Became exercisable                                 $22.50                           19,100
Cancelled                                          $28.54         (50,000)         (50,000)         $28.54
                                                   ------        --------         --------          ------
December 31, 1999, balance                  $18.31-$22.50         570,500          570,500          $19.01
Cancelled                                          $18.31        (475,000)        (475,000)         $18.31
                                                   ------        --------         --------          ------
December 31, 2000, balance                         $22.50          95,500           95,500          $22.50
Cancelled                                          $22.50         (85,500)         (85,500)         $22.50
                                                   ------        --------         --------          ------
December 31, 2001, balance                         $22.50          10,000           10,000          $22.50
                                                   ------        --------         --------          ------

1990 Plan:
December 31, 1998, balance                  $18.31-$31.50       4,060,600        2,293,600          $20.56
Granted                                            $26.78         655,000                           $26.78
Became exercisable                          $20.06-$29.38                          589,800
Exercised                                   $18.31-$23.56        (242,600)        (242,600)         $19.47
Cancelled                                   $20.06-$31.50        (198,500)                          $23.21
                                            -------------       ---------        ---------          ------
December 31, 1999, balance                  $18.31-$29.38       4,274,500        2,640,800          $21.14
Granted                                             $9.97          50,000                            $9.97
Became exercisable                          $20.06-$29.38                          450,900
Cancelled                                   $18.31-$26.78      (1,956,000)      (1,580,500)         $21.29
                                            -------------      -----------      -----------         ------
December 31, 2000, balance                   $9.97-$29.38       2,368,500        1,511,200          $23.56
Became exercisable                           $9.97-$29.38                          268,600
Cancelled                                   $20.06-$26.78        (559,500)        (436,800)         $23.51
                                            -------------        --------        ---------          ------
December 31, 2001, balance                   $9.97-$29.38       1,809,000        1,343,000          $23.51
                                             ------------       ---------        ---------          ------

1999 Plan:
Granted                                      $8.66-$26.59       1,437,400                           $13.13
                                             ------------       ---------                           ------
December 31, 1999, balance                   $8.66-$26.59       1,437,400                           $13.13
Granted                                      $9.97-$14.77          78,000                           $12.61
Became exercisable                           $8.66-$26.59                          474,033
Cancelled                                   $11.78-$14.73         (26,500)          (2,500)         $12.34
                                            -------------       ---------          -------          ------
December 31, 2000, balance                   $8.66-$26.59       1,488,900          471,533          $13.12
Granted                                     $16.18-$20.23         685,100                           $17.29
Exercised                                   $11.28-$14.73         (62,863)         (62,863)         $12.85
Became exercisable                           $8.66-$26.59                          443,509
Cancelled                                   $11.28-$17.59        (153,169)         (20,500)         $13.52
                                            -------------       ---------          -------          ------
December 31, 2001, balance                   $8.66-$26.59       1,957,968          831,679          $14.68
                                            -------------       ---------          -------          ------
Conversion of CEGI Plan:
December 31, 1998, balance                         $14.17         172,061          172,061          $14.17
Exercised                                          $14.17        (172,061)        (172,061)         $14.17
                                                   ------       ---------         --------          ------
December 31, 1999, balance                              -               -                -               -
                                                   ------       ---------         --------          ------
December 31, 2000, balance                              -               -                -               -
                                                   ------       ---------         --------          ------
December 31, 2001, balance                              -               -                -               -
                                                   ------       ---------         --------          ------
                                                                                         -
Total December 31, 2001                      $8.66-$29.38       3,776,968        2,184,679          $19.34
                                             ------------       ---------        ---------          ------

The following table summarizes information about stock options outstanding at December 31, 2001:

                           Options Outstanding                                    Options Exercisable
                 ----------------------------------------------------     ---------------------------------
Range of         Number of      Weighted-Average     Weighted-Average     Number of        Weighted-Average
Exercise         Shares         Remaining            Exercise             Shares           Exercise
Prices           Outstanding    Contractual Life     Price                Outstanding      Price

-----------------------------------------------------------------------------------------------------------

$ 8.66-$12.98      847,867       7.9  years          $11.53                  522,009       $11.58
$14.10-$21.15    1,483,101       7.5  years          $17.39                  623,000       $17.63
$21.19-$29.38    1,446,000       4.8  years          $24.91                1,039,670       $24.26
-------------    ---------      -----------          ------                ---------       ------

$ 8.66-$29.38    3,776,968       6.6  years          $18.95                2,184,679       $19.34
-------------    ---------      -----------          ------                ---------       ------


The weighted-average exercise prices for all exercisable options at December 31, 2001, 2000 and 1999 were $19.34, $20.67, and $20.76, respectively.

At December 31, 2001, there were 10,050,477 shares of common stock reserved for the exercise of stock options, the issuance of restricted stock and the conversion of preferred shares and debentures.

In 1998, Covanta's Board of Directors authorized the purchase of shares of the Company's common stock in an amount up to $200 million. From 1998 through December 31, 2001, 2,223,000 shares of common stock were purchased at a total cost of $58.9 million. No shares were purchased during 2001 and 2000.

Existing common stock and stock option holders are not expected to participate in the new capital structure or receive any value following the Chapter 11 process (see Note 1).

18.   Shareholders' Rights Agreement

In 1990, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") on each outstanding share of common stock pursuant to a Rights Agreement. In 2000, the Board of Directors amended and extended the Rights Agreement. Among other provisions, each Right may be exercised to purchase a one one-hundredth share of a new series of cumulative participating preferred stock at an exercise price of $80, subject to adjustment. The Rights may only be exercised after a party has acquired 15% or more of the Company's common stock or commenced a tender offer to acquire 15% or more of the Company's common stock. The Rights do not have voting rights, expire October 2, 2010, and may be redeemed by the Company at a price of $.01 per Right at any time prior to the acquisition of 15% of the Company's common stock.

In the event a party acquires 15% or more of the Company's outstanding common stock in accordance with certain defined terms, each Right will then entitle its holders (other than such party) to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice the Right's exercise price. At December 31, 2001, 49,835,076 Rights were outstanding, but are not expected to have any function or value following the Chapter 11 process.

19. Foreign Exchange

Foreign exchange translation adjustments net of tax for 2001, 2000 and 1999, amounting to $4.0 million, $8.0 million, and $4.6 million, respectively, have been charged directly to Other Comprehensive Loss. In 2001, $7.0 million relating to the sale or write-down of net assets held for sale was reclassified to gain (loss) on sale of businesses ($6.7 million) and write-down of assets held for sale ($.3 million). In 2000, $25.3 million relating to Aviation and Entertainment businesses sold were reclassified to loss from discontinued operations. Foreign exchange transaction adjustments, amounting to $.7 million, $.4 million, and zero, have been charged directly to net loss for 2001, 2000 and 1999, respectively.

20. Debt Service Charges

Debt service charges for Covanta's project debt (expressed in thousands of dollars) consisted of the following:

                                                           2001          2000         1999
---------------------------------------------------------------------------------------------
Interest incurred on taxable and
   tax-exempt borrowings                                 $94,656       $88,426      $93,612
Interest earned on temporary investment
   of certain restricted funds                            (1,551)       (1,363)      (1,991)
                                                         -------       -------      -------
Net interest incurred                                     93,105        87,063       91,621
Interest capitalized during construction in property,
   plant and equipment                                    (5,985)       (2,336)      (3,182)
                                                         -------       -------      -------
Debt service charges--net                                $87,120       $84,727      $88,439
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

Amounts for 1999 exclude details related to the defined benefit plans and other postretirement benefits for the Aviation and Entertainment businesses, since these businesses were previously classified as discontinued operations. The following table sets forth the details of Covanta's defined benefit plans' and other postretirement benefit plans' funded status and related amounts recognized in Covanta's Consolidated Balance Sheets (expressed in thousands of dollars):

                                                         Pension Benefits              Other Benefits
                                                         ----------------              --------------
                                                         2001         2000            2001         2000
--------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation:
Benefit obligation at beginning of year               $29,664        $25,108        $9,325        $ 8,905
 Service cost                                           2,275          2,105            64             57
 Interest cost                                          2,270          2,012           713            675
 Effect of settlement                                                                                (86)
 Actuarial loss                                         3,031          1,231         1,012              7
 Benefits paid                                           (640)          (792)         (245)          (233)
                                                      -------        -------      --------       --------
 Benefit obligation at end of year                     36,600         29,664        10,869          9,325
                                                      -------        -------      --------       --------
Change in Plan Assets:
 Plan assets at fair value
 at beginning of year                                  24,994         23,430
 Actual return on plan assets                             679          2,056
 Company contributions                                  1,178            300           245            233
 Benefits paid                                           (640)          (792)         (245)          (233)
                                                      -------        -------      --------       --------
Plan assets at fair value at year end                  26,211         24,994
                                                      -------        -------      --------       --------
Reconciliation of Accrued Benefit Liability and
Net Amount Recognized:
 Funded status of the plan                            (10,389)        (4,670)      (10,869)        (9,325)
 Unrecognized:
    Net transition asset                                                 (54)
    Prior service cost                                    600            638
    Net loss (gain)                                     1,954         (2,528)         (808)        (1,937)
                                                      -------        -------      --------       --------
Net Amount Recognized                                 $(7,835)       $(6,614)     $(11,677)      $(11,262)
                                                      =======        =======      ========       ========
Amounts Recognized in the Consolidated Balance
Sheets Consist of:
Accrued benefit liability                             $(7,835)       $(6,614)     $(11,677)      $(11,262)
                                                      -------        -------      --------       --------
Net Amount Recognized                                 $(7,835)       $(6,614)     $(11,677)      $(11,262)
                                                      =======        =======      ========       ========
Weighted Average Assumptions as of December 31:
 Discount Rate                                          7.25%          7.75%         7.25%          7.75%
 Expected return on plan assets                         8.00%          8.00%
 Rate of compensation increase                          4.50%          4.50%         4.50%          4.50%



For management purposes, an annual rate of increase of 12.0% in the per capita cost of health care benefits was assumed for 2001 for covered employees. The rate was assumed to decrease gradually to 5.5% in 2005 and remain at that level.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $4.5 million, $2.4 million, and zero, respectively as of December 31, 2001 and $10.3 million, $8.0 million and $5.3 million, respectively as of December 31, 2000.

Contributions and costs for defined contribution plans are determined by benefit formulas based on percentage of compensation as well as discretionary contributions and totaled $1.5 million, $5.6 million, and $9.0 million, in 2001, 2000, and 1999, respectively. Plan assets at December 31, 2001, 2000 and 1999, primarily consisted of common stocks, United States government securities, and guaranteed insurance contracts.

With respect to union employees, the Company is required under contracts with various unions to pay, generally based on hours worked, retirement, health and welfare benefits. These multi-employer defined contribution plans are not controlled or administered by the Company. The amount charged to expense for such plans during 2001, 2000 and 1999 was $3.0 million, $3.6 million and $4.9 million, respectively.

Pension costs for Covanta's defined benefit plans and other post-retirement benefit plans included the following components (expressed in thousands of dollars):

                                                     Pension Benefits                   Other Benefits
---------------------------------------------------------------------------------------------------------------
                                               2001        2000       1999        2001        2000        1999
---------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost:
Service Cost                                $ 2,275     $ 2,105    $ 2,866       $  64       $  57       $  39
Interest Cost                                 2,270       2,012      1,871         713         675         593
Expected return on plan assets               (2,027)     (1,859)    (1,441)
Amortization of unrecognized:
  Net transition (asset) obligation             (53)        (54)        27
  Prior service cost                             37         207        233
Net gain                                       (102)       (100)       (33)       (117)       (197)       (124)
                                            -------     -------    -------       -----       -----       -----

Net periodic benefit cost                   $ 2,400     $ 2,311    $ 3,523       $ 660       $ 535       $ 508
                                            =======     =======    =======       =====       =====       =====

Curtailment Gain                                                   $(2,493)
Settlement Gain                                                        (51)                  $(117)


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in the assumed health care trend rate would have the following effects (expressed in thousands of dollars):

                                                     One-Percentage    One-Percentage
                                                     Point Increase    Point Decrease
                                                     --------------    --------------

Effect on total service and interest cost components      $  24            $ (22)

Effect on postretirement benefit obligation               $ 289            $(269)


22. Special Charges

In December 2000, the Company approved a plan to reorganize its development office in Hong Kong and its New Jersey headquarters. As a result, the Company implemented a reduction in its workforce of approximately 80 employees, both domestically and internationally, in connection with the refocusing of the Company's energy development activities and streamlining its organizational structure. This plan included closure of the Company's Hong Kong office, the closure of its Brazilian development office, and consolidation of certain domestic regional organizational structure. As of December 31, 2001, the plan was completed except for the closure of the office in Brazil, and certain remaining severance payments had yet to be made. During 2002, the Company anticipates closing the Brazilian office and the severance payments to Energy employees are scheduled to cease. The amounts recorded included $10.3 million for severance costs, $4.0 million related to the buyout of certain leases, the write-down of certain fixed assets of $.3 million, and $2.0 million in legal and consulting services fees related to that plan. Also, in 2000, Energy determined that a majority-owned project in China exceeded its net realizable value, and in accordance with SFAS No. 121, the Company recorded a $2.8 million write-down of that project. In 2001, the Company exchanged ownership in this project, for an increase in its ownership in another project in China. The value used as a basis for the write-down was obtained as a result of the negotiations for that transaction. Upon consummation of that transaction no additional gain or loss was recognized.

In September 1999, the Company's Board of Directors approved a plan to dispose of its Aviation and Entertainment businesses and close its New York headquarters, and in December 1999 approved a plan to exit other non-core businesses so that Covanta could focus its resources on its Energy business. At December 31, 2001, that plan was substantially completed. However, several non-core businesses have not yet been sold (see Note 3). Of the New York employees, 24 employees were terminated during 1999; 139 were terminated during 2000; and 29 employees were terminated in 2001. As of December 31, 2001, 24 employees remained and the Company intends to terminate them at various dates throughout 2002, as the other remaining aviation and entertainment businesses are sold. Severance payments for several of those employees to be terminated in 2002 are anticipated to continue into 2003.

As a result of these decisions, the Company has incurred various expenses, which have been recognized in its continuing and discontinued operations. These expenses in 2001 include bank fees and expenses incurred in connection with the Company entering into the Master Credit Facility in March 2001 and related subsequent amendments of $25.5 million. Also in 2001, the Company re-characterized $2.1 million of lease buy-out costs as severance cost. This reflects the fact that in 2001 the Company negotiated certain lease buy-outs at terms that were more favorable than anticipated; however, the terms with some severed employees were worse than anticipated. The net effect of these negotiations was favorable and resulted in a reduction of total special charges of $0.4 million.

In 2000, these expenses include $22.8 million of creditors' fees and expenses incurred in connection with extensions of credit agreements and covenant waivers ($18.0 million), and fees and expenses paid to financial advisors and consultants for their performance of due diligence procedures in connection with financing efforts to support the Company's balance sheet recapitalization plan ($4.8 million); legal, accounting and consulting expenses related to the capitalization plan and to the sales of businesses of $14.7 million; workers' compensation insurance charges of $17.5 million related to discontinued operations and other sold businesses; and severance charges of $.2 million. The Company also assigned its lease of the Company aircraft resulting in the write-off of certain lease prepayments of $1.1 million. The expenses also include the accelerated amortization of a new data processing system of $11.4 million, based upon a revised useful life of 15 months starting October 1, 1999.

In 1999, these expenses include severance costs mainly for its New York City employees of $41.5 million; contract termination costs of its former Chairman and Chief Executive Officer of $17.5 million; the write-down to estimated net realizable value of other non-core businesses of $36.2 million based upon the estimated proceeds from the sale of such businesses; and the accelerated amortization of a new data processing system of $2.3 million based upon a revised useful life of 15 months starting October 1, 1999. Such expenses also include the costs to abandon expansion plans of its Entertainment business totaling $17.8 million, which includes the forfeiture of the nonrefundable deposit and related costs totaling $10.5 million in connection with the termination of the proposed acquisition of Volume Services America ("VSA"). In addition, charges totaling $13.2 million were recorded to recognize losses prior to the decision to discontinue the Entertainment business relating to the sale of assets and to the write-down of unamortized contract acquisition costs at two venues.

In addition, Datacom recorded write-downs of its accounts receivable from Genicom in 2000 of $6.5 million and in 1999, write-downs of inventories and accounts receivable from Genicom of $10.5 million, primarily as a result of Genicom's poor financial position in 1999 evidenced by Genicom's announcement of its violation of its credit facilities in the third quarter and its subsequent filing for protection from creditors under the provisions of Chapter 11 of the U.S. Bankruptcy Code on March 10, 2000. The Company sold Datacom in November 2001.

The following is a summary of the principal special charges (both cash and noncash charges) recognized in the years ended, December 31, 2001, 2000 and 1999 (expressed in thousands of dollars):

                                        Balance at   Charges for                       Total     Amounts   Balance at
                                           January    Continuing                     Special     Paid In     December
                                           1, 2001    Operations                     Charges        2001     31, 2001
                                        -------------------------------------------------------------------------------
2001
Severance for 216 employees                $27,500                                               $10,000      $17,500
Contract termination settlement                400                                                                400
Bank fees                                    2,100       $25,500                     $25,500      16,600       11,000
Severance for approximately
   80 Energy employees                      10,300         1,700                       1,700       8,200        3,800
Office closure costs                         4,000        (2,100)                     (2,100)      1,300          600
Professional services relating to
   Energy  reorganization                    1,500                                                 1,500
                                           -------       -------                     -------     -------      -------

Total                                      $45,800       $25,100                     $25,100     $37,600      $33,300
                                           =======       =======                     =======     =======      =======

                                        Balance at   Charges for   Charges for         Total     Amounts   Balance at
                                           January    Continuing  Discontinued       Special     Paid In     December
                                           1, 2000    Operations    Operations       Charges        2000     31, 2000
                                        -------------------------------------------------------------------------------
2000
Severance for 216 employees                $40,400        $  900       $ (700)         $ 200     $13,100      $27,500
Contract termination settlement             15,700                                                15,300          400
Bank fees                                                 18,000                      18,000      15,900        2,100
Recapitalization plan expenses                             4,800                       4,800       4,800
Professional services relating to
   recapitalization and sales of                           5,100         9,600        14,700      14,700
businesses
Severance for approximately
   80 Energy employees                                    10,300                      10,300                   10,300
Office closure costs                                       4,000                       4,000                    4,000
Professional services relating to
   Energy reorganization                                   2,000                       2,000         500        1,500
                                           -------       -------        ------       -------     -------      -------
Subtotal                                    56,100        45,100         8,900        54,000     $64,300      $45,800
                                                                                                 =======      =======
Workers' compensation charges                              8,700         8,800        17,500
Write-down of Datacom receivables                          6,500                       6,500

Write-off of aircraft lease                                1,100                       1,100
prepayments
Accelerated amortization of new data
   processing system                                       5,600         5,800        11,400
Write-down of impaired Energy assets                       3,100                       3,100
                                           -------       -------        ------       -------

Total                                      $56,100       $70,100       $23,500      $ 93,600
                                           =======       =======       =======      ========

                                                     Charges for   Charges for        Total       Amount    Balance at
                                                      Continuing  Discontinued       Special      Paid In    December
                                                      Operations    Operations       Charges        1999     31, 1999
                                                   --------------------------------------------------------------------
1999
Severance for 216 employees
(mainly New York)                                        $ 16,400      $ 25,100      $ 41,500      $1,100     $ 40,400

Contract termination settlement                           17,500                      17,500       1,800       15,700
Termination of VSA acquisition                                          10,500        10,500      10,500
                                                        --------      --------      --------     -------     --------
Subtotal                                                  33,900        35,600        69,500     $13,400     $ 56,100
                                                                                                 =======     ========

Write-down of non-core businesses:
OEES goodwill ($23,000) and property and other
   assets ($5,400); ADTI goodwill ($7,800)                36,200                      36,200

Datacom inventory ($7,200) and receivables ($3,300)       10,500                      10,500

Entertainment asset sales and abandonment:
Sale of Grizzly Nature Center ($4,200)
   and a casino in Aruba ($2,500); unrecoverable
   contract acquisition costs ($6,500)                                  13,200        13,200

Abandonment of Entertainment expansion:
Casino facilities in South Africa                                        7,300         7,300
Accelerated amortization of new data
processing system                                            500         1,800         2,300
                                                        --------      --------      --------

Total                                                   $81,100       $ 57,900      $139,000
                                                        ========      ========      ========

In 2001, bank fees of $25.5 million are included in Other expense-net and the net reversal of severance of the $.4 million discussed above is included in plant operating expenses.

In 2000, for continuing operations, bank fees of $18.0 million, recapitalization plan expenses of $4.8 million, professional services fees relating to the recapitalization plan and sales of businesses of $5.1 million, and Energy's severance costs of $10.3 million, office closure costs of $4.0 million, professional services expenses of $2.0 million and write-down of impaired assets of $3.1 million are included in Other expense-net; workers' compensation expenses of $8.7 million and provisions relating to Datacom receivables of $6.5 million are included in Other operating costs and expenses; the write-off of the aircraft lease prepayments of $1.1 million and severance charges of $.9 million are included in selling, administrative and general expenses; and accelerated amortization of the new data processing system of $5.6 million is included in depreciation and amortization in the 2000 Statement of Consolidated Operations and Comprehensive Loss.

In 1999, for continuing operations, severance accruals of $16.4 million, the provision for contract termination settlement of $17.5 million, and the write-down of non-core businesses of $36.2 million, are included in selling, administrative and general expenses; the provisions relating to Datacom receivables of $3.3 million are included in Other operating costs and expenses; a provision relating to Datacom's inventory of $7.2 million is included in costs of goods sold; and accelerated amortization of the new data processing system of $.5 million is included in depreciation and amortization in the 1999 Statement of Consolidated Operations and Comprehensive Loss.

The amount accrued for severance is based upon the Company's written severance policy and the positions eliminated. The accrued severance does not include any portion of the employees' salaries through their severance dates.

The amount accrued for the contract termination costs of the Company's former Chairman and Chief Executive Officer is based upon a settlement agreement reached in December 1999. Pursuant to the settlement agreement, in 1999 the Company forgave demand notes dated August 1999 in the face amount of approximately $1.8 million, and with the exception of certain insurance benefits, paid the remaining amounts in 2000.

23.  Income Taxes

The components of the benefit for income taxes (expressed in thousands of dollars) were as follows:


                                         2001            2000           1999
-----------------------------------------------------------------------------
Current:

Federal                                              $   (470)      $  4,552
State                               $   6,002           2,558          4,108
Foreign                                 6,512           1,631          1,367
                                    ---------        --------       --------

Total current                          12,514           3,719         10,027
                                    ---------        --------       --------

Deferred:

Federal                               (23,917)        (36,844)       (13,809)
State                                  (4,629)         (1,024)        (3,543)
Foreign                                  (998)                           408
                                    ---------        --------       --------

Total deferred                        (29,544)        (37,868)       (16,944)
                                    ---------        --------       --------

Total benefit for
  income taxes                      $ (17,030)       $(34,149)      $ (6,917)
                                    =========        ========       ========


The benefit for income taxes (expressed in thousands of dollars) varied from the Federal statutory income tax rate due to the following:

                                                   2001                        2000                        1999
---------------------------------------------------------------------------------------------------------------------------
                                           Amount   Percent of Loss    Amount   Percent of Loss    Amount   Percent of Loss
                                           of Tax    Before Taxes      of Tax    Before Taxes      of Tax    Before Taxes

Taxes at statutory rate                  $(84,161)       35.0%       $(40,246)         35.0%     $(12,961)       35.0%
State income taxes, net of
federal tax benefit                           892        (0.4)            997           (.9)          367        (1.0)

Taxes on foreign earnings                     879        (0.4)         (2,101)          1.8        (3,469)        9.3

Subpart F income and foreign
dividends                                   3,755        (1.6)
Amortization of goodwill                       56                                                     651        (1.7)
Write-down of goodwill                        767        (0.3)         (1,729)          1.5        10,795       (29.1)
Energy credits                                                                                     (2,338)        6.3
Valuation allowance                        59,210       (24.6)          7,000          (6.1)
Other--net                                  1,572        (0.6)          1,930          (1.6)           38         (.1)
                                        ---------        ----        --------          ----      --------        ----
Benefit for
income taxes                            $ (17,030)        7.1%       $(34,149)         29.7%     $ (6,917)       18.7%
                                        =========        ====        ========          ====      ========        ====


The components of the net deferred income tax liability (expressed in thousands of dollars) as of December 31, 2001 and 2000, were as follows:


                                                                      2001          2000
------------------------------------------------------------------------------------------
Deferred Tax Assets:

Deferred income                                                                  $    877
Accrued expenses                                                   $106,767        82,399
Other liabilities                                                    18,515        48,986
Net assets held for sale and related obligations                     41,001        26,734
Net operating losses                                                 42,121        13,683
Valuation allowance                                                (89,923)       (7,000)
Investment tax credits                                               26,073        21,133
Alternative minimum tax credits                                      28,514        28,212
                                                                   --------      --------
Total deferred tax assets                                           173,068       215,024
                                                                   --------      --------

Deferred Tax Liabilities:
Unbilled accounts receivable                                         80,087        40,723
Property, plant, and equipment                                      352,492       416,213
Other                                                                36,658        37,505
                                                                   --------      --------

Total deferred tax liabilities                                      469,237       494,441
                                                                   --------      --------

Net deferred tax liability                                         $296,169      $279,417
                                                                   ========      ========

Deferred tax assets and liabilities (expressed in thousands of dollars) are presented as follows in the balance sheets:

                                                                       2001         2000
---------------------------------------------------------------------------- ------------
Net deferred tax liability--noncurrent                             $323,669      $315,931
Less net deferred tax asset--current                                (27,500)      (36,514)
                                                                   --------      --------
Net deferred tax liability                                         $296,169      $279,417
                                                                   ========      ========


A valuation allowance of $75.6 million has been recorded because the Company does not believe it is more likely than not that certain of the losses resulting from the sales and writedown of and obligations related to discontinued operations and net assets held for sale will be realized for tax purposes. At December 31, 2001, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $107.1 million, which will expire in 2021, investment and tax energy credit carryforwards of approximately $26.1 million, which will expire in 2004 through 2009, and alternative minimum tax credit carryforwards of approximately $28.5 million, which have no expiration date. A valuation allowance of $14.3 million was recorded against the investment and energy tax credit carryforwards because the Company does not believe it is more likely than not that those credits will be realized for tax purposes.

24. Leases

Total rental expense amounted to $40.2 million, $63.1 million, and $54.3 million (net of sublease income of $1.9 million, $4.2 million, and $5.2 million) for 2001, 2000 and 1999, respectively. Principal leases are for leaseholds, sale and leaseback arrangements on waste-to-energy facilities, trucks and automobiles, and machinery and equipment. Some of these operating leases have renewal options.

The following is a schedule (expressed in thousands of dollars), by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001:

         2002                                        $  43,333
         2003                                           42,686
         2004                                           31,806
         2005                                           32,900
         2006                                           28,662
         Later years                                   369,081
                                                      --------
         Total                                        $548,468
                                                      ========

These future minimum rental payment obligations include $398.8 million of future non-recourse rental payments that relate to energy facilities of which $250.1 million are supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $148.7 million related to a waste-to-energy facility at which the Company serves as operator and directly markets one half of the facility's disposal capacity. This facility currently generates sufficient revenues from short- and medium-term contracts to meet rental payments. The Company anticipates renewing the short- and medium-term contracts or entering into new contracts to generate sufficient revenues to meet those remaining future rental payments. Also included are $21.4 million of non-recourse rental payments relating to an energy facility operated by a subsidiary, which are supported by contractual power purchase obligations of a third party and which are expected to provide sufficient revenues to make the rent payments. These non-recourse rental payments (in thousands of dollars) are due as follows:


                  2002                                $ 36,298
                  2003                                  36,474
                  2004                                  25,908
                  2005                                  26,027
                  2006                                  20,952
                  Later years                          274,618
                                                      --------
                  Total                               $420,277
                                                      ========


25. Loss Per Share

Basic loss per share was computed by dividing net loss reduced by preferred stock dividend requirements, by the weighted average of the number of shares of common stock outstanding during each year.

Diluted loss per share was computed on the assumption that all convertible debentures, convertible preferred stock, restricted stock, and stock options converted or exercised during each year or outstanding at the end of each year were converted at the beginning of each year or at the date of issuance or grant, if dilutive. This computation provided for the elimination of related convertible debenture interest and preferred dividends.

The reconciliation of the loss and common shares included in the computation of basic loss per common share and diluted earnings per common share for the years ended December 31, 2001, 2000 and 1999, is as follows (in thousands, except per share amounts):

                                    2001                                  2000                                  1999
------------------------------------------------------------------------------------------------------------------------------------
                       Loss        Shares      Per-Share     Loss        Shares      Per-Share     Loss        Shares     Per-Share
                   (Numerator)  (Denominator)    Amount  (Numerator)  (Denominator)    Amount  (Numerator)  (Denominator)   Amount
                   -----------  -------------    ------  -----------  -------------    ------  -----------  -------------   ------
Loss from continuing
  operations         $(231,027)                            $(85,621)                              $(36,290)
Less: Preferred
  stock Dividend            64                                   68                                    137
                     ---------                             --------                               --------

Basic Loss
Per Share             (231,091)     49,674        $(4.65)   (85,689)      49,534        $(1.73)    (36,427)        49,235    $(0.74)
                                                  ======                                ======                               ======
Effect of Dilutive
Securities:
Stock options                          (A)                                   (A)                                      (A)

Restricted stock                       (A)                                   (A)
Convertible
Preferred Stock                        (A)                                   (A)                                      (A)
6% Convertible
Debentures                             (A)                                   (A)                                      (A)
5.75% Convertible
Debentures                             (A)                                   (A)                                      (A)
                     ---------      ------                ---------       ------                 ---------         ------

Diluted Loss
Per Share            $(231,091)     49,674        $(4.65) $ (85,689)      49,534        $(1.73)  $ (36,427)        49,235    $(0.74)
                     =========      ======        ======  =========       ======        ======   =========         ======    ======

(A)  Antidilutive

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was 2,466,000 in 2001, 3,249,000 in 2000, and 2,954,000 in 1999. Shares of common stock to be issued, assuming conversion of convertible preferred shares, the 6% convertible debentures, the 5.75% convertible debentures, and unvested restricted stock issued to employees were not included in computations of diluted earnings per share if to do so would have been antidilutive. The common shares excluded from the calculation were 2,175,000 in 2001, 2000 and 1999 for the 6% convertible debentures; 1,524,000 in 2001, 2000 and 1999 for the 5.75% convertible debentures; 172,000, 49,000, and 308,000 in 2001, 2000 and 1999,
respectively for stock options; 209,000, 220,000 and 245,000 in 2001, 2000 and 1999, respectively for convertible preferred stock and 110,000 and 76,000 in 2001 and 2000 for unvested restricted stock issued to employees.

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

An energy client community and the Company have several commercial disputes between them. Among these is a January 16, 2002 demand by the client community to provide a credit enhancement to a service agreement in the form of a $50 million letter of credit or a guarantee, following rating downgrades of the Company's unsecured corporate debt. On February 22, 2002, the client community issued a notice purporting to terminate its contract with the Company effective May 30, 2002 if such a credit enhancement was not provided, and also demanded an immediate payment of $2.0 million under the terms of the agreement. The Company believes such notice was improper and has commenced a lawsuit in state court with respect to such disputes, as well as the client community's right to terminate. This matter has been removed to Federal court. The client community has moved to have the case remanded to State Court and the Company has moved to have the action transferred to the Bankruptcy Court. These matters have been taken under advisement by the court.

The Company's agreement with another energy client also provides that following these rating downgrades of the Company's unsecured corporate debt, the client may, if it does not receive from the Company a $50.0 million letter of credit by January 31, 2003, either terminate the agreement or receive a $1.0 million reduction of its annual service fee obligation. The bankruptcy proceeding described above stays the client's right to terminate under the agreement.

The Company is engaged in ongoing investigation and remediation actions with respect to three airports where it provides aviation fueling services on a cost-plus basis pursuant to contracts with individual airlines, consortia of airlines and operators of airports. The Company currently estimates the costs of those ongoing actions will be approximately $1.0 million (over several years), and that airlines, airports and others should reimburse it for substantially all these costs. To date, the Company's right to reimbursement for remedial costs has been challenged successfully in one prior case in which the court found that the cost-plus contract in question did not provide for recovery of costs resulting from the Company's own negligence. That case did not relate to any of the airports described above. Except in that instance and one other, the Company has not been alleged to have acted with negligence. The Company has also agreed to indemnify various transferees of its divested airport operations with respect to certain known and potential liabilities that may arise out of such operations and in certain instances has agreed to remain liable for certain potential liabilities that were not assumed by the transferee. Accordingly, the Company may in the future incur liability arising out of investigation and remediation actions with respect to airports served by such divested operations to the extent the purchaser of these operations is unable to obtain reimbursement of such costs from airlines, airports or others. To date such indemnification has been sought with respect to one airport. Because the Company did not provide fueling services at that airport, it does not believe it will have significant obligations with respect to this matter. The Company is currently reviewing the potential impact of its filing under Chapter 11 on its exposure for these liabilities.

At December 31, 2001, capital commitments for continuing operations amounted to $7.0 million for normal replacement and growth in Energy. Other capital commitments for Energy as of December 31, 2001 amounted to approximately $12.9 million. This amount includes a commitment to pay, in 2008, $10.6 million for a service contract extension at an energy facility. In addition, this amount includes $2.3 million for an oil-fired project in India, which commenced operations in September 2001.

See Note 3 for the 2001 impairment charges related to the Company's Ottawa and Anaheim interests.

27. Information Concerning Business Segments

As of September 29, 1999, the Company adopted a plan to discontinue the operations of its Aviation and Entertainment segments. As a result of that decision, the operations of those businesses were discontinued operations through December 31, 2000 (see Note 2). At December 31, 2001, the remaining assets and liabilities of those businesses are now reflected in the Other segment. The Company now has two reportable segments, Energy and Other.

Covanta's Energy segment develops, owns and operates energy generating facilities that utilize a variety of fuels, as well as water and wastewater facilities that will similarly serve communities on a long-term basis. The Energy segment also included environmental consulting and engineering, which have been sold, and construction and infrastructure activities which have been discontinued.

The Other segment is primarily comprised of non-core businesses of the Company and at December 31, 2001 includes those Aviation and Entertainment businesses yet to be sold. Covanta has substantially completed the disposition of its non-core businesses through 1998, principally through the sale of the remaining Facility Services operations (New York Region) which provided facility management, maintenance, janitorial and manufacturing support services; and the sale of the Charlotte, North Carolina, Binghamton, New York and Cork, Ireland operations of Datacom; and in 2001 and 2000, principally through the sales of ADTI, located in San Diego, California, a supplier of air combat maneuvering instrumentation systems and after-action reporting and display systems; its Food and Beverage/Venue Management operations; its Themed Parks and Attractions business; its Aviation Ground Services, it's non-Port Authority Aviation Fueling and Fixed Based Operations businesses; and its airport privatization businesses in Argentina, Columbia and the Dominican Republic.

Revenues and loss from continuing operations, Energy and Other segments and Corporate, (expressed in thousands of dollars) for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                            2001           2000           1999
------------------------------------------------------------------------------------------------
Revenues:
Energy                                                  $  984,370     $  970,258     $  944,304
Other                                                       96,827         49,744         78,251
Corporate                                                    1,570                         5,138
                                                        ----------     ----------     ----------
Total Revenues                                          $1,082,767     $1,020,002     $1,027,693
                                                        ----------     ----------     ----------
Income (Loss) from Operations:
Energy                                                  $  130,998     $   83,584     $   67,607
Other (including write-down of net assets held
for sale in 2001 and 2000)                                (297,382)      (103,458)       (22,731)
                                                        ----------     ----------     ----------

Total income (loss) from operations                       (166,384)       (19,874)        44,876
Corporate unallocated income and expenses - net            (43,829)       (59,768)       (51,210)
Interest expense - net                                     (30,246)       (35,347)       (30,697)
                                                        ----------     ----------     ----------
Loss from Continuing Operations Before
Income Taxes, Minority Interests and the Cumulative
Effect of Change in Accounting Principle                $ (240,459)    $ (114,989)    $  (37,031)
                                                        ==========     ==========     ==========


Covanta's revenues include $.9 million, $46.9 million, and $59.9 million from United States government contracts for the years ended December 31, 2001, 2000 and 1999, respectively.

Total revenues by segment reflect sales to unaffiliated customers. In computing loss from operations, none of the following have been added or deducted: unallocated corporate expenses, non-operating interest expense, interest income and income taxes.

A summary (expressed in thousands of dollars) of identifiable assets, depreciation and amortization, and capital additions of continuing operations for the years ended December 31, 2001, 2000 and 1999 is as follows:




                             Identifiable     Depreciation and          Capital
                                   Assets         Amortization        Additions
--------------------------------------------------------------------------------
2001
Energy                         $3,066,322            $ 101,485         $ 61,272
Other                              16,376                  335
Corporate                         103,128                  245              181
                               ----------            ---------         --------

Consolidated                   $3,185,826            $ 102,065         $ 61,453
                               ==========            =========         ========

2000
Energy                         $2,926,701              $95,898         $ 54,225
Other                              84,584                1,482              693
Corporate                         287,543               12,945               47
                               ----------            ---------         --------

Consolidated                   $3,298,828            $ 110,325         $ 54,965
                               ==========            =========         ========

1999
Energy                         $3,013,282              $93,300         $ 64,655
Other                              51,440                2,007              735
Corporate                          95,790                6,163              407
                               ----------            ---------         --------

Consolidated                   $3,160,512            $ 101,470         $ 65,797
                               ==========            =========         ========


Covanta's areas of operations are principally in the United States. Operations outside of the United States are primarily in Asia, Latin America and Europe. No single foreign country or geographic area is significant to the consolidated operations. A summary of revenues and identifiable assets by geographic area for the years ended December 31, 2001, 2000 and 1999 (expressed in thousands of dollars) is as follows:

                                     2001                 2000             1999
--------------------------------------------------------------------------------
Revenues:
United States                   $ 876,794            $ 890,045        $ 926,040
Asia                              170,681              112,109           82,240
Latin America                      21,851               12,037           11,891
Europe                              9,679                5,811            7,522
Other                               3,762
                               ----------           ----------       ----------
Total                          $1,082,767           $1,020,002       $1,027,693
                               ==========           ==========       ==========

Identifiable Assets:
United States                  $2,857,945           $3,091,283       $2,751,398
Asia                              329,031              176,150          399,136
Latin America                     (2,871)                9,419            2,784
Europe                              1,571               10,910            7,194
Other                                 150               11,066
                               ----------           ----------       ----------
Total                          $3,185,826           $3,298,828       $3,160,512
                               ==========           ==========       ==========

28. Supplemental Disclosure of Cash Flow Information


(Expressed in thousands of dollars)                              2001       2000      1999
-------------------------------------------------------------------------------------------
Cash Paid for Interest and Income Taxes:
Interest (net of amounts capitalized)                        $123,052   $131,647  $147,597
Income taxes paid (refunded)                                   (4,929)   (13,842)   22,278

Noncash Investing and Financing Activities:
Conversion of preferred shares for common shares                    2          3         4
Acquisition of property, plant and equipment for debt                               21,660
Notes received in connection with issuance of common stock                           1,049
Reduction of notes receivable from key employees                  179

Detail of Entities Acquired:
Fair value of assets acquired                                                      165,829
Liabilities assumed                                                               (106,393)
Net cash paid for acquisitions                                                      59,436

29. Related Party Transactions

In 1999, four officers of the Company were extended loans for the purpose of paying the exercise price and withholding taxes in connection with their exercise of certain stock options. In 1999, following the termination of his employment the notes of the former Chairman of the Company was forgiven as part of the settlement of litigation brought by him to enforce payment of his severance (see Note 22). On November 26, 2001 the remaining notes receivable and accrued interest from other officers were restructured as a settlement of a dispute surrounding the circumstances under which the loans were originally granted. That settlement changed the notes from a fixed principal amount which accrued interest to a variable amount, equal to the market value on November 26, 2001 of the Covanta common shares purchased by the officers when exercising the above-mentioned stock options. At that time, the notes receivable and accrued interest recorded by the Company were adjusted to the market value of the Company's common shares underlying those notes. The effect of amending the loan agreements on November 26, 2001 was to adjust the balance in the separate component of equity by $0.2 million. Also, the subsequent indexing to the Company's stock price of the balance due under the notes is marked to fair value each reporting period, with the change in fair value recorded in earnings and as an asset or liability. As of December 31, 2001, $0.6 million is recorded as a liability as a result of the change in fair value of the Company's stock since the amendment date.

In addition, one member of the Company's Board of Directors is a partner in a major law firm, and another member is an employee of another major law firm. From time to time, the Company seeks legal services and advice from those two law firms. During 2001, 2000 and 1999, the Company paid those two law firms approximately $1.0 million, $1.3 million and $.7 million, and $2.7 million, $1.2 million and $.2 million, respectively, for services rendered.

30. Fair Value of Financial Instruments

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

Fair values for debt were determined based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities for debt issues that are not traded on quoted market prices. With respect to convertible subordinated debentures, fair values are based on quoted market prices. The fair value of project debt is estimated based on quoted market prices for the same or similar issues. Other liabilities are valued by discounting the future stream of payments using the incremental borrowing rate of the Company. The fair value of the Company's interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement. The fair value of Covanta financial guarantees provided on behalf of certain customers (see Note 26) are valued by discounting the future stream of payments using the incremental borrowing rate of the Company.

The fair-value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000. Since December 31, 2001, the Company's credit rating has deteriorated. However, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The estimated fair value (expressed in thousands of dollars) of financial instruments at December 31, 2001 and 2000, is summarized as follows:

                                                    2001                        2000
------------------------------------------------------------------------------------------------
                                           Carrying      Estimated      Carrying      Estimated
                                             Amount     Fair Value        Amount     Fair Value
------------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                  $ 86,773       $ 86,773      $ 80,643       $ 80,643
Restricted cash                                                          194,118        194,118
Marketable securities                         2,940          2,940         3,590          3,590
Receivables                                 457,537        472,090       403,124        408,096
Restricted funds                            260,228        261,018       253,341        236,163
Other assets                                    332            332           317            317
Interest rate swap receivable                13,199         13,199

Liabilities:

Debt                                        311,691        346,713       455,415        486,753
Convertible subordinated debentures         148,650        101,460       148,650        130,045
Project debt                              1,415,493      1,442,552     1,390,263      1,362,017
Interest rate swap                           13,199         13,199
Other liabilities                             2,000          1,955         3,000          2,817

Off Balance-Sheet Financial Instruments:
Interest rate swap                                                                       12,280
Guarantees                                                   2,950                        5,213


Effective with the adoption of SFAS No. 133 on January 1, 2001, the interest rate swap is recorded in other noncurrent assets and other noncurrent liabilities in the December 31, 2001 Consolidated Balance Sheet.

The estimated fair value of guarantees at December 31, 2001 and 2000 exclude performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy, entertainment and other facilities issued by the Company (see Note 26) and $162.9 million primarily related to credit enhancements at energy facilities.

31. Receivables from California Utilities

During 2000, events affecting the energy market in California impacted the creditworthiness of two California utilities to which the Company sells power. These events resulted in these utilities delaying payment for power they had purchased from the Company. As of December 31, 2000, the Company had outstanding receivables from these two utilities, Southern California Edison ("SCE") and Pacific Gas & Electric ("PG&E"), of approximately $41.5 million (including the Company's 50% interest in several partnerships) against which the Company had recorded a reserve of approximately $7.0 million. As of March 7, 2001, the Company had received payments from one of these utilities of approximately $8.0 million. In the first quarter of 2001, the Company recorded an additional reserve of $12.4 million. These reserves were calculated as the total of receivables being protested by SCE and PG&E.

On March 26, 2001 the California Public Utilities Commission ("CPUC") approved a substantial rate increase and directed the utilities to make payments to suppliers for current energy deliveries. SCE has made payments for energy delivered since March 26, 2001. On April 6, 2001, PG&E filed for protection under Chapter 11of the U.S. Bankruptcy Code. Since that time PG&E is also in compliance with the CPUC order and is making payments for current energy deliveries.

In mid-June the CPUC issued an order declaring as reasonable and prudent any power purchase amendment at a certain fixed-price for a five-year term. On June 18, 2001 and July 31, 2001 the Company entered into several agreements and amendments to power purchase agreements with SCE which contained the CPUC approved pricing for a term of five years, to commence upon the occurrence of events relating to improvements in SCE's financial condition. In addition, in June 2001, SCE paid 10% of the outstanding receivables and agreed to a timetable by which the remaining 90% would be paid, which outstanding amount will earn interest.

The agreements with SCE contemplated the passage of legislation by the California State Legislature or other actions that would trigger payment to the Company. In late October 2001, SCE reached a settlement of a lawsuit brought against the CPUC concerning the CPUC's failure to allow SCE to pass cost increases through to its ratepayers. The settlement achieved the same goals as the proposed legislation, which was to provide a path for SCE to achieve creditworthiness. The SCE agreements are not impacted by the settlement except for the timing of the payment of past due amounts and the start of the fixed price period for energy sales. The settlement was approved by the Federal Court. A consumer group requested a stay pending an appeal, which request was denied.

In July 2001, the Company also entered into agreements with similar terms with PG&E. These agreements also contain the CPUC approved price and term, both of which were effective immediately. Unlike SCE, PG&E made no cash payments but did agree that the amount owed to the Company will earn interest at a rate to be determined by the Bankruptcy Court. PG&E agreed to assume the Company's power purchase agreements and elevate the outstanding payables to priority administrative claim status. The Bankruptcy Court approved the agreements, the power purchase agreements and the assumption of the contracts on July 13, 2001.

On October 30, 2001, the Company transferred $14.9 million of the outstanding PG&E receivables for $13.4 million to a financial institution. Of this amount, $8.5 million (which related to receivables not subject to pricing disputes with PG&E) was paid immediately in cash. The balance, $4.9 million (which related to receivables to which there are pricing disputes) was placed in escrow until the resolution of those disputes, the payment of the receivables by PG&E, or the conclusion of the PG&E bankruptcy. The remaining of $1.5 million represents the 10% discount charged by the financial institution. The Company has accounted for this transaction as a secured borrowing.

On December 6, 2001, the Company transferred $30.9 million of outstanding SCE receivables for $28.8 million to a financial institution. Of this amount $21.7 million (which related to receivables not subject to pricing disputes with SCE) was paid in immediate cash. The balance (which related to receivables to which there are pricing disputes) was placed in escrow until the earlier of the resolution of the pricing disputes or the achievement by SCE of credit worthiness. The remaining $2.1 million represents the 6.75% discount charged by the financial institution. On March 1, 2002, after securing certain financing, SCE paid all outstanding receivables due to the Company. The $7.1 million in escrow was also released to the Company on March 1, 2002. All Company litigation pending against SCE in connection with past due receivables has been withdrawn.

On January 31, 2002, all but one of the Company's facilities in the PG&E service territory entered into Supplemental Agreements with PG&E whereby PG&E agreed to the amount of the prepetition payable owed to each facility, the rate of interest borne by the payable and a payment schedule. PG&E agreed to make twelve monthly installments commencing on February 28, 2002. The Bankruptcy Court approved the Supplemental Agreements and the first five installments have been received by the Company between February 28, 2002 and June 28, 2002. The escrowed amount of $4.9 million will remain in escrow until the financial institution is paid in full.

SCE paid 100% of their past due receivables on March 1, 2002, and PG&E has paid five-twelfths of their past due receivables through June 28, 2002, in accordance with an agreed-upon twelve-month payment schedule. The Company believes it will ultimately receive payment of all these outstanding receivables. Therefore, at December 31, 2001, the Company reversed approximately $15.8 million of the reserves leaving $3.6 million. That remaining reserve applies to the discount incurred by the Company in transferring the receivables since that amount of the receivables will not be collected. Upon receipt of those payments from SCE and PG&E, the Company also reversed $27.9 million of the liabilities recorded upon the transfer of the receivables, leaving a liability balance of $2.3 million on June 30, 2002. As of December 31, 2001, the Company had outstanding gross receivables from these two utilities of approximately $71.6 million (including the Company's 50% interest in several partnerships). The Company believes it will ultimately receive payments in full of the net amount of these receivables.

32. Subsequent Events

As stated in Note 1, the Company and certain of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on April 1, 2002. In the Chapter 11 Cases, the Debtors obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. These orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of certain prepetition employee salaries, wages, health and welfare benefits, retirement benefits and other employee obligations and (iii) authorize payment of prepetition obligations to certain critical vendors to aid the Debtors in maintaining the operation of their businesses (iv) authorize the use of cash collateral and grant adequate protection in connection with such use, and (v) authorize post-petition financing.

Specifically with respect to post-petition financing, on April 5, 2002, the Bankruptcy Court also entered an interim order and on May 15, 2002 a final order authorizing the Debtors to enter into a debtor in possession financing facility (the DIP Credit Facility) with certain lenders, and to grant first priority mortgages, security interests, liens and superiority claims on substantially all of the domestic assets of the Debtors, other than assets related to its power production and waste-to-energy facilities, which are subject to the liens of others in connection with such facilities financing (Project Financing) to secure the DIP Credit Facility, subject to the objection of holders of minority interests in two joint venture partnerships who dispute the inclusion of those companies in the DIP Credit Facility. The Bankruptcy Court has taken these objections under advisement and has not indicated when he will render a decision. See Note 15 for a further discussion regarding the DIP Credit Facility.

The Debtors are currently operating their businesses as debtors in possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligation of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The rights of, and the ultimate payments by, the Company under prepetition obligations may be substantially altered. This could result in claims being liquidated in Chapter 11 Cases at less than their face value. However, the Company has continued to pay debt service as it matures on the Company's Project Debt.

In addition, as debtors in possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assume" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "reject" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for any breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provision have yet been made for these items. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Debtors.

The United States Trustee for the Southern District of New York has appointed an Official Committee of Unsecured Creditors in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Code provides that the Debtors have an exclusive period during which they may file a plan of reorganization. The Debtors however, may request that the Bankruptcy Court extend such exclusivity period. If the Debtors fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite number and amount of impaired classes of creditors and equity holders before the expiration of the applicable period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file a plan of reorganization. After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders belonging to impaired classes who are entitled to vote. Following the solicitation period, the Bankruptcy Court will hold a hearing to consider whether to confirm the plan in accordance with the applicable provisions of the Bankruptcy Code. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as otherwise provided under the Bankruptcy Code), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under those provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock might receive no distributions on account of their equity interests under the plan of reorganization. Because of such possibility, the value of the Company's outstanding capital stock and unsecured instruments are highly speculative.

Since the Petition Date, the Debtors have been conducting businesses in the ordinary course. Management is in the process of stabilizing the businesses of the Debtors and evaluating their operations as part of the development of a plan of reorganization. The Company is currently beginning the initial stages of developing that plan of reorganization. In connection with a plan of reorganization, the Debtors are considering, among other things, (i) a strategic restructuring program to focus on the U.S. energy and water market, (ii) expediting the dispositions of non-core assets and as a result, reduce overhead costs and (iii) a non-binding letter of intent with the investment firm of Kohlberg Kravis Roberts & Co. ("KKR") for a $225.0 million equity investment under which a KKR affiliate would acquire the Company upon emergence from Chapter 11 reorganization. During the pendency of the Chapter 11 Cases, the Debtors may, subject to any necessary Bankruptcy Court and lender approvals, sell assets and settle liabilities for amounts other than those reflected in the financial statements. The Debtors are in the process of reviewing their operations and identifying those assets for disposition. The administrative and reorganization expenses resulting from Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

On March 28, 2002, following approval from the Master Credit Facility lenders, three of the Company's subsidiaries sold their interests in two power plants and an operating and maintenance contractor based in Thailand. The total sale price for all three interests of approximately $35.0 million is less than the net carrying value of the interests of approximately $57.7 million. The Company, therefore, expects to realize a net loss of approximately $23.6 million on this sale, after deducting costs relating to the sale.

At December 31, 2001, the Company had no intention of selling these Thai assets or any other Asian Energy assets. Subsequently, a determination was made to sell the Thai assets to generate liquidity. The Company may consider a variety of different strategies as the Bankruptcy process proceeds. If the Company were to adopt a formal plan to sell its remaining Asian portfolio in the current market environment, there would be an impairment charge, currently not determinable, for a significant portion of the $255.1 million net book value at December 31, 2001. The ultimate sale of these assets, if any, would be subject to approval by the DIP Credit Facility lenders and the Bankruptcy Court.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Covanta Energy Corporation (Debtor In Possession):

We have audited the Consolidated Balance Sheets of Covanta Energy Corporation (Debtor in Possession) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related Statements of Consolidated Operations and Comprehensive Loss, Shareholders' Equity and of Consolidated Cash Flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1and 32, on April 1, 2002 Covanta Energy Corporation and 123 of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

In addition, as discussed in Note 3, based upon various events related to the bankruptcy, the Company recorded write-downs and obligations related to certain assets held for sale.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 32, the Company's dependence upon, among other things, confirmation of a plan of reorganization, the Company's ability to comply with the terms of its debtor in possession financing facility, and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Notes 1 and 32. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, on January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, under which the Company records the fair value of derivatives held as assets and liabilities and on January 1, 1999, the Company adopted

Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", under which the Company changed its method of accounting for the costs of start-up activities.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
July 10, 2002

Covanta Energy Corporation (Debtor in Possession) and Subsidiaries

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

However, on April 1, 2002, Covanta Energy Corporation and 123 of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company's Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with accounting principles generally accepted in the United States of America. The "going concern" basis of presentation assumes that Covanta will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company's ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, the Company's ability to comply with, and if necessary renew, the terms of the Debtor in Possession Financing Facility (see Notes 15 and 32 to the Company's Consolidated Financial Statements), and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances this can be accomplished and if it were not, the Company's ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the "going concern" basis were not used for the Company's Consolidated Financial Statements, significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

The Company's Consolidated Financial Statements do not reflect adjustments that may occur in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which the Company will adopt for its financial reporting in periods ending after April 1, 2002 assuming that the Company will continue as a "going concern". Substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases will be segregated and classified as Liabilities Subject to Compromise in the Consolidated Balance Sheet under SOP 90-7.

In meeting its responsibility for the reliability of the financial statements, management depends on the Corporation's internal control structure. This structure is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of such controls. Management believes that the Company's internal control structure provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented and would be detected within a timely period by employees in the normal course of performing their assigned functions.

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


Scott G. Mackin                                   William J. Keneally
President and Chief Executive Officer             Senior Vice President and
                                                  Chief Accounting Officer

Covanta Energy Corporation (Debtor in Possession) and Subsidiaries QUARTERLY RESULTS OF OPERATIONS
(In thousands of dollars, except per-share amounts)


2001 Quarter Ended                              March 31        June 30        Sept. 30        Dec. 31
--------------------------------------------------------------------------------------------------------

Total revenues from continuing operations...   $ 250,777      $ 300,235       $ 272,386      $ 259,369
                                               ---------      ---------       ---------      ---------
Gross profit................................   $  63,210      $  88,521       $  65,943      $  63,135
                                               ---------      ---------       ---------      ---------
Net income (loss)...........................   $   9,415      $  14,458       $  (6,162)     $(248,738)
                                               ---------      ---------       ---------      ---------
Basic earnings (loss) per common share......   $    0.19      $    0.29       $   (0.12)     $   (5.01)
                                               ---------      ---------       ---------      ---------
Diluted earnings (loss) per common share....   $    0.19      $    0.29       $   (0.12)     $   (5.01)
                                               ---------      ---------       ---------      ---------

2000 Quarter Ended                             March 31         June 30        Sept. 30        Dec. 31
--------------------------------------------------------------------------------------------------------

Total revenues from continuing operations...   $ 239,016      $ 264,982       $ 254,737      $ 261,267
                                               ---------      ---------       ---------      ---------
Gross profit................................   $  43,074      $  65,875       $  61,010      $  54,710
                                               ---------      ---------       ---------      ---------
Income (loss) from continuing operations ...   $  (4,174)     $ (10,414)      $   2,701      $ (73,734)
Loss from discontinued operations...........     (25,310)       (66,489)        (37,072)       (14,793)
                                               ---------      ---------       ---------      ---------
Net loss....................................   $ (29,484)     $ (76,903)      $ (34,371)     $ (88,527)
                                               =========      =========       =========      =========
Basic earnings (loss) per common share:
Income (loss) from continuing operations....   $   (0.08)     $   (0.21)      $    0.05      $   (1.49)
Loss from discontinued operations...........       (0.51)         (1.34)          (0.75)         (0.30)
                                               ---------      ---------       ---------      ---------
Total.......................................   $   (0.59)     $   (1.55)      $   (0.70)     $   (1.79)
                                               =========      =========       =========      =========

Diluted earnings (loss) per common share:
Income (loss) from continuing operations ...   $   (0.08)     $   (0.21)      $    0.05      $   (1.49)
Loss from discontinued operations...........       (0.51)         (1.34)          (0.75)         (0.30)
                                               ---------      ---------       ---------      ---------
Total.......................................   $   (0.59)     $   (1.55)      $   (0.70)     $   (1.79)
                                               =========      =========       =========      =========

See Note 2, 3, 4, 8, 22 and 31 to the Consolidated Financial Statements for information regarding write-offs during the years ended December 31, 2001 and 2000.

                                                                     SCHEDULE II

                  ITEM 14.(a)2). FINANCIAL STATEMENT SCHEDULES

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        (Amounts in thousands of dollars)

FOR THE YEAR ENDED DECEMBER 31, 2001

               COLUMN A                                 COLUMN B               COLUMN C                 COLUMN D        COLUMN E
                                                                              ADDITIONS
                                                                   ---------------------------------
                                                       BALANCE AT                       CHARGED TO
                                                       BEGINNING    CHARGED TO COSTS       OTHER                       BALANCE AT
              DESCRIPTION                              OF PERIOD       AND EXPENSES      ACCOUNTS      DEDUCTIONS     END OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:

DOUBTFUL RECEIVABLES - CURRENT                          $19,234          $14,212         $1,215(B)     $   6,026(A)      $16,444

                                                                                                          12,191(C)
                                                        ------------------------------------------------------------------------
   TOTAL                                                $19,234          $14,212         $1,215        $  18,217         $16,444
                                                        ========================================================================

ALLOWANCES NOT DEDUCTED:

RESERVES RELATING TO TAX INDEMNIFICATION AND
OTHER CONTINGENCIES IN CONNECTION WITH THE
SALE OF LIMITED PARTNERSHIP INTERESTS IN AND
RELATED TAX BENEFITS OF A WASTE-TO-ENERGY FACILITY      $   300                                                          $   300
                                                        ------------------------------------------------------------------------
  TOTAL                                                 $   300                                                          $   300
                                                        ========================================================================

NOTES:
(A)   WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE
(B)   TRANSFER FROM OTHER ACCOUNTS
(C)   RECLASSIFICATION TO NET ASSETS HELD FOR SALE


                                                                     SCHEDULE II

                  ITEM 14.(a)2). FINANCIAL STATEMENT SCHEDULES

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        (Amounts in thousands of dollars)

FOR THE YEAR ENDED DECEMBER 31, 2000


               COLUMN A                                 COLUMN B               COLUMN C                 COLUMN D        COLUMN E
                                                                              ADDITIONS
                                                                   ---------------------------------
                                                       BALANCE AT                       CHARGED TO
                                                       BEGINNING    CHARGED TO COSTS       OTHER                       BALANCE AT
              DESCRIPTION                              OF PERIOD       AND EXPENSES      ACCOUNTS      DEDUCTIONS     END OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:

DOUBTFUL RECEIVABLES - CURRENT                          $17,942           $15,598         $1,272(B)     $15,578(A)       $19,234

                                                        ------------------------------------------------------------------------
   TOTAL                                                $17,942           $15,598         $1,272        $15,578          $19,234
                                                        ========================================================================

ALLOWANCES NOT DEDUCTED:

RESERVES RELATING TO TAX INDEMNIFICATION AND
OTHER CONTINGENCIES IN CONNECTION WITH THE
SALE OF LIMITED PARTNERSHIP INTERESTS IN AND
RELATED TAX BENEFITS OF A WASTE-TO-ENERGY FACILITY      $   300                                                          $   300
                                                        ------------------------------------------------------------------------
  TOTAL                                                 $   300                                                          $   300
                                                        ========================================================================

NOTES:
(A)   WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE
(B)   TRANSFER FROM OTHER ACCOUNTS

                                                                     SCHEDULE II

                  ITEM 14.(a)2). FINANCIAL STATEMENT SCHEDULES

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        (Amounts in thousands of dollars)

FOR THE YEAR ENDED DECEMBER 31, 1999

               COLUMN A                                 COLUMN B               COLUMN C                 COLUMN D        COLUMN E
                                                                              ADDITIONS
                                                                   ---------------------------------
                                                       BALANCE AT                       CHARGED TO
                                                       BEGINNING    CHARGED TO COSTS       OTHER                       BALANCE AT
              DESCRIPTION                              OF PERIOD       AND EXPENSES      ACCOUNTS      DEDUCTIONS     END OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:

DOUBTFUL RECEIVABLES - CURRENT                          $18,135           $ 5,130         $3,468(E)     $ 2,094(A)       $17,942
                                                                                                          6,697(C)
DEFERRED CHARGES ON PROJECTS                             13,070                                          13,070(D)
                                                        ------------------------------------------------------------------------
   TOTAL                                                $31,205           $ 5,130         $3,468        $21,861          $17,942
                                                        ========================================================================

ALLOWANCES NOT DEDUCTED:

PROVISION FOR RESTRUCTURING                             $   274                                         $   274(C)
RESERVES RELATING TO TAX INDEMNIFICATION AND
OTHER CONTINGENCIES IN CONNECTION WITH THE
SALE OF LIMITED PARTNERSHIP INTERESTS IN AND
RELATED TAX BENEFITS OF A WASTE-TO-ENERGY FACILITY          300                                                              300
OTHER                                                     1,850                                           1,850(B)
                                                        ------------------------------------------------------------------------
  TOTAL                                                 $ 2,424                                         $ 2,124          $   300
                                                        ========================================================================


(A)   WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE.
(B)   PAYMENTS CHARGED TO ALLOWANCES.
(C)   REVERSAL OF PROVISIONS NO LONGER REQUIRED.
(D)   WRITE-OFF OF DEFERRED CHARGES.
(E)   TRANSFER FROM OTHER ACCOUNTS.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF COVANTA


DIRECTORS
                                                                                        FIRST BECAME
     NAME, AGE(1), AND OTHER INFORMATION              PRINCIPAL OCCUPATION               A DIRECTOR
     -----------------------------------              --------------------              ------------
George L. Farr: Age 61                             Principal, Muirhead Holdings,             1999
Chairman of Covanta's Board of Directors;          LLC; former Vice Chairman, The
Director of Swiss Reinsurance Company, Zurich,     American Express Company
Switzerland; Director of MISYS PLC, London,
England

Jeffrey F. Friedman: Age 57                        Investment Manager, Dreyfus               1998
Chairman of Covanta's Audit Committee and member   Corporation
of Covanta's Compensation Committee

Helmut F.O. Volcker: Age 68 Member of Covanta's    Professor of Energy Technology,           1994
Governance and Finance Committees; Chairman of     University of Essen, Germany
the Technical Advisory Board, Alstom Power
Boiler GmbH, Stuttgart, Germany; Vice Chairman,
ELYO AG, Potsdam, Germany

Veronica M. Hagen: Age 56                          Vice President, Alcoa, Inc.;              2001
Member of Covanta's Audit and Compensation         President, Alcoa Engineered
Committees (2)                                     Products

Anthony J. Bolland: Age 48                         Managing Director, Boston                 1998
Chairman of Covanta's Finance Committee and        Ventures Management, Inc.
member of Covanta's Audit Committee; Director of
Production Resource Group, Inc. and Northern
Light Technology Corporation

Scott G. Mackin: Age 45                            President and Chief Executive             1999
                                                   Officer, Covanta and Covanta
                                                   Energy Group, Inc., a Covanta
                                                   subsidiary

Craig G. Matthews: Age 59                          Retired Vice Chairman and Chief           2000
Member of Covanta's Audit and Governance           Operating Officer, KeySpan
Committees; Director of the Houston Exploration    Corporation
Company

Robert E. Smith: Age 66                            Counsel, Katten Muchin Zavis              1990
Member of Covanta's Finance and Governance         Rosenman, a law firm
Committees

Norman G. Einspruch: Age 69                        Professor and Senior Fellow,              1981
Chairman of Covanta's Compensation Committee and   College of Engineering,
member of Covanta's Finance Committee              University of Miami

Homer A. Neal: Age 60                              Samuel A. Goudsmit Distinguished          1988
Chairman of Covanta's Governance Committee and     University Professor of Physics
member of Covanta's Compensation Committee;        and Director of Project Atlas,
Director of Ford Motor Company                     University of Michigan

Joseph A. Tato: Age 48                             Partner, LeBoeuf, Lamb, Greene &          2000
Member of Covanta's Governance and Finance         MacRae, LLP, a law firm
Committees

Robert R. Womack: age 64                           Retired Chairman and Chief                2000
Member of Covanta's Audit and Compensation         Executive Officer, Zurn
Committees; Chairman of the Board of Precision     Industries, Inc.
Partners, Inc.; Director of Commercial Metals
Company and U.S. Industries, Inc.

(1) All ages are as of June 17, 2002.

(2) Ms. Hagen, a graduate of the University of Southern California, is currently President of Alcoa Engineered Products and in July 2001 was named Vice President of Alcoa, Inc. She has held several other executive-level positions with Alcoa, Inc., the most recent being President of Alcoa Distribution & Industrial Products. She served as Executive Vice President of Alumax Distribution & Industrial Products, formerly Cressona Aluminum Company, which was a business unit of Alumax Semi-Fabricated Products Group, from 1996 until 1998 (when Alcoa, Inc. acquired Alumax, Inc.). From 1981 to 1996, Ms. Hagen was President and owner of Metal Sales Associates.

EXECUTIVE OFFICERS OF COVANTA

         Set forth below are the names, ages, positions and offices held and years appointed of Covanta's current "executive officers" (as defined by Rule 3b-7 of the Securities Exchange Act of 1934).


                                                                      CONTINUALLY
                        POSITION AND                    AGE AS OF     AN EXECUTIVE
NAME                    OFFICE HELD                     6/17/2002    OFFICER SINCE
---------------------   ----------------------------    ---------    -------------
Scott G. Mackin         President and Chief                45             1992
                        Executive Officer

Bruce W. Stone          Executive Vice President           54             1997
                        Chief Administrative Officer

Jeffrey R. Horowitz     Senior Vice President              52             2001
                        General Counsel and Secretary

Lynde H. Coit           Senior Vice President              47             1991

William E. Whitman      Senior Vice President              46             2001
                        Strategic Planning and
                        Business Development

Paul B. Clements        Senior Vice President              46             2001
                        Independent Power Projects

Anthony J. Orlando      Senior Vice President              42             2001
                        Waste-to-Energy

J. Joseph Burgess       Executive Vice President           43             2001
                        of Covanta's subsidiaries
                        Covanta Water Systems, Inc.
                        and Covanta Projects, Inc.

B. Kent Burton          Senior Vice President              50             1997
                        Policy and International
                        Government Relations

Stephen M. Gansler      Vice President                     47             2001
                        Human Resources

Louis M. Walters        Vice President                     49             2001
                        and Treasurer

William J. Keneally     Senior Vice President              39             2002
                        and Chief Accounting
                        Officer



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

Bruce W. Stone has served as Executive Vice President and Chief Administrative Officer of Covanta since January of 2001. Previously, Mr. Stone served as Executive Vice President and Managing Director of Covanta Energy Group, Inc., a Covanta subsidiary, a position he held starting in January 1991.

Jeffrey R. Horowitz was named Senior Vice President, General Counsel and Secretary in 2002. Prior to that time Mr. Horowitz served as Senior Vice President for Legal Affairs and Secretary and prior to that as Executive Vice President, General Counsel and Secretary of Covanta Energy Group, Inc, a Covanta subsidiary. Mr. Horowitz joined the Company in 1991.

Lynde H. Coit serves as Senior Vice President of Covanta. Prior to 2002, Mr. Coit served as Senior Vice President and General Counsel of Covanta for more than five years.

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

Anthony J. Orlando was named Covanta's Senior Vice President of Waste to Energy Operations in 2001. Previously he served as Executive Vice President of Covanta Energy Group, Inc., a Covanta subsidiary. Mr. Orlando joined the Company in 1987.

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

Stephen M. Gansler was named Vice President of Human Resources in March, 2001. Before joining the Company, Mr. Gansler was Worldwide Vice President, Human Resources, at a Johnson & Johnson affiliate, where he held various positions in Human Resources for more than 20 years.

Louis M. Walters was named Treasurer of Covanta in 2001. Prior to that time, Mr. Walters served as Treasurer of Covanta Energy Group, Inc., since January 2000. Before joining Covanta, Mr. Walters was Treasurer at Conectiv, and before that held various positions at Atlantic Energy, Inc.

William J. Keneally was named Senior Vice President and Chief Accounting Officer of Covanta on April 8, 2002. Prior to joining Covanta, Mr. Keneally was Vice President - Controller and Treasurer for Metion, Inc. a Partner with BDO Seidman, LLP and Senior Vice President - Financial Controller of
Inter-Continental Hotels and Resorts.

ITEM 11. EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth the aggregate cash and non-cash compensation for each of the last three fiscal years awarded to, earned by or paid to the CEO of Covanta and each of Covanta's four other most highly compensated executive officers whose salary and bonus exceeded $100,000:

                                                    SUMMARY COMPENSATION TABLE(1)


                                  ANNUAL COMPENSATION                                 LONG TERM COMPENSATION

 NAME AND PRINCIPAL POSITION   YEAR     SALARY      BONUS    OTHER ANNUAL    RESTRICTED  SECURITIES         ALL OTHER COMPENSTION
 ---------------------------   ----     ------      -----    ------------    ----------  ----------         ---------------------
                                                     (5)     COMPENSATION      STOCK     UNDERLYING/
                                                     ---     ------------      ------    -----------
                                                                  (2)           (4)        OPTIONS         DISPUTE
                                                                  ---           ---        -------         -------
                                                                                         LIMITED SAR     RESOLUTION(6)     OTHER (3)
                                                                                         -----------     -------------     ---------
Scott G. Mackin                2001    $625,000   $650,000      $     0       $     0             0       $466,358          $62,860
President and Chief            2000     600,000    650,000            0        89,700        60,000              0           55,075
Executive Officer              1999     542,275    449,600            0       150,400       490,000              0          115,826

Bruce W. Stone                 2001    $325,000   $240,000      $     0       $     0             0       $397,283          $28,610
Executive Vice President       2000     302,702    240,000            0        60,000        40,000              0           24,570
and Chief Administrative       1999     291,059    172,425            0        57,575        55,000              0           54,168
Officer

Jeffrey R. Horowitz            2001    $260,000   $250,000      $     0       $     0             0       $      0          $24,360
Senior Vice President          2000     209,796    220,000            0        50,000        40,000              0           16,772
General Counsel and Secretary  1999     200,000    112,500            0        37,500        50,000              0           36,590

Anthony J. Orlando             2001    $245,000   $260,000      $     0       $     0             0       $      0          $23,110
Senior Vice President          2000     221,375    210,000            0        40,000        40,000              0           19,075
Waste to Energy                1999     201,250    200,000            0        41,300        50,000              0           41,945

Lynde H. Coit                  2001    $300,150   $250,000      $     0       $     0             0       $ 98,000          $ 6,000
Senior Vice President          2000     290,000    250,000            0        40,000             0              0            6,535
                               1999     290,000    250,000       11,500             0             0              0            6,400




(1) Includes annual compensation awarded to, earned by or paid to the individual during the last three fiscal years, or any portion thereof that the named individual served as an executive officer of Covanta.

(2) Amounts in this column represent cost of life insurance, car allowance, medical reimbursement and other personal benefits which in the aggregate exceeded the lesser of either $50,000 or 10% of the executive's combined salary and bonus.

(3) Includes, for the fiscal year ending December 31, 2001: (i) contributions in the amount of $8,500 credited to the account balances of each of Messrs. Mackin, Stone, Horowitz and Orlando under the Company's Profit Sharing Plan; (ii) a special discretionary cash payment made to Messrs. Mackin, Stone, Horowitz and Orlando in the amount of $46,474, $15,969, $8,171 and $10,449, respectively; and
(iii) matching contributions totaling $6,000 were credited to the account balance of Mr. Coit under the Ogden Corporation 401(k) Plan.

(4) Awards of restricted stock are based on the price of Covanta Common Stock on the date of award and vest at the rate of 50% each year over a period of two years from the date of award; The number (and value) of the aggregate restricted stock holdings at December 31, 2001 for each of Messrs. Mackin, Stone, Coit, Horowitz and Orlando are 11,400 ($51,528), 5,850 ($26,442), 2,300 ($10,396),
4,400 ($19,888), and 4,450 ($20,114), respectively.

(5) The amounts shown represent the full amount of the bonuses attributable to 2001, 50% of which were paid in January 2002. The remaining 50% is scheduled to be paid in May 2002, subject to Bankruptcy Court approval.

(6) Includes for fiscal year ending December 31, 2001, loan forgiveness (and tax gross-up payment) in settlement of dispute as further detailed in Item 13 of this document for Messrs. Mackin, Stone and Coit of $212,212 ($254,146), $184,657 ($212,626) and $43,816 ($55,004), respectively. On August 6, 1999,
Covanta made loans to Messrs. Mackin, Stone and Coit for the purpose of paying the exercise price and withholding taxes in connection with their exercise of Covanta stock options which were expiring on August 9, 1999. All loans were evidenced by demand notes with interest accruing thereon at the short-term applicable federal rate compounded annually. In 2001, as settlement of a dispute surrounding the circumstances under which the loans were originally granted, the Company forgave a portion of the loan and reduced the amount of the loan to the then fair market value of the stock. From the date of the settlement, the balance of each note will fluctuate with the fair market value of the stock. No interest will be payable. Upon any sale of the stock, the executive must pay the net proceeds to the Company.

               Aggregated Option/SAR exercises in Last Fiscal Year
                            And FY-End Options Values


                                                                Number of Securities     Value of Unexercised
                                                               Underlying Unexercised    In-the-Money Options
                                                                  Options at FY-End            at FY-End

                       Shares Acquired On                            Exercisable/             Exercisable/
          Name              Exercise         Value Realized         Unexercisable            Unexercisable
          ----              --------         --------------         -------------            -------------

Scott G. Mackin                 0                  $0              556,000/244,000               $0/$0

Bruce W. Stone                  0                  $0               36,666/58,334                $0/$0

Jeffrey R. Horowitz             0                  $0               75,334/64,666                $0/$0

Anthony J. Orlando              0                  $0               61,334/68,666                $0/$0

Lynde H. Coit                   0                  $0                 100,000/0                  $0/$0


COVANTA ENERGY GROUP PENSION PLAN

         Scott G. Mackin, Jeffrey R. Horowitz, Bruce W. Stone and Anthony J. Orlando participate in the Company's Energy Group Pension Plan, a tax-qualified defined benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Under the Energy Group Pension Plan each participant who meets the plan's vesting requirements will be provided with an annual benefit at or after age 65 equal to 1.5% of the participant's average compensation during the five consecutive calendar years of employment out of the ten consecutive calendar years immediately preceding his retirement date or termination date during which such average is the highest, multiplied by his total years of service. Compensation includes salary and other compensation received during the year and deferred income earned, but does not include imputed income, severance pay, special discretionary cash payments or other non-cash compensation. The relationship of the covered compensation to the annual compensation shown in the Summary Compensation Table would be the Salary and Bonus columns and any car allowance. A plan participant who is at least age 55 and who retires after completion of at least five years of employment receives a benefit equal to the amount he would have received if he had retired at age 65, reduced by an amount equal to 0.5% of the benefit multiplied by the number of months between the date the participant commences receiving benefits and the date he would have commenced to receive benefits if he had not retired prior to age 65.

         Messrs. Mackin, Horowitz, Stone and Orlando also participate in the Company's Energy Group Supplementary Benefit Plan, a deferred compensation plan that is not qualified for federal income tax purposes. The Energy Group Supplementary Benefit Plan provides that, in the event that the annual retirement benefit of any participant in the Energy Group Pension Plan, determined pursuant to such plan's benefit formula, cannot be paid because of certain limits on annual benefits and contributions imposed by the Code, the amount by which such benefit must be reduced represent an unfunded liability and will be paid to the participant from the general assets of the Company.

         The following table shows the estimated annual retirement benefits payable in the form of a life annuity at age 65 under the Energy Group Pension Plan and the Energy Group Supplemental Benefit Plan. Mr. Mackin has 15.5 years, Mr. Stone has 25.8 years and Mr. Horowitz has 10.5 years and Mr. Orlando has
14.7 years of credited service under the Energy Group Pension Plan as of December 31, 2001 and had annual average earnings for the last five years of $1,063,244, $514,917, $365,856 and $357,613 respectively.



       AVERAGE ANNUAL
       EARNINGS IN 5
  CONSECUTIVE HIGHEST PAID
 YEARS OUT OF LAST 10 YEARS
    PRECEDING RETIREMENT

                           ESTIMATED ANNUAL RETIREMENT BENEFITS BASED ON YEARS OF SERVICE

                         5           10          15           20           25            30
      360,000         27,000       54,000      81,000      108,000       135,000       162,000
      375,000         28,125       56,250      84,375      112,500       140,625       168,750
      400,000         30,000       60,000      90,000      120,000       150,000       180,000
      425,000         31,875       63,750      95,625      127,500       159,375       191,250
      450,000         33,750       67,500     101,250      135,000       168,750       202,500
      500,000         37,500       75,000     112,500      150,000       187,500       225,000
      550,000         41,250       82,500     123,750      165,000       205,250       247,500
      600,000         45,000       90,000     135,000      180,000       225,000       270,000
      625,000         46,875       93,750     140,625      187,500       234,375       281,250
      900,000         67,500      135,000     202,500      270,000       337,500       405,000
      950,000         71,250      142,500     213,750      285,000       356,250       427,500
     1,000,000        75,000      150,000     225,000      300,000       375,000       450,000
     1,050,000        78,750      157,500     236,250      315,000       393,750       472,500
     1,110,000        82,000      165,000     247,500      333,000       412,000       495,000

DIRECTOR COMPENSATION

         (a)  Director's Fees

         In 2001 through March 31, 2002 each director who was not an employee of Covanta or a Covanta subsidiary received an annual director's retainer fee of $35,000 plus a meeting fee of $1,500 for each Board of Directors meeting attended. Each non-employee director also received a meeting fee of $1,500 for each committee meeting attended. All directors are reimbursed for expenses incurred in attending Board of Directors and committee meetings. Directors who are employees of Covanta or a Covanta subsidiary receive no additional compensation for serving on the Board of Directors or any committee. On January 21, 2002, the Board of Directors voted to pay all non-employee director compensation in the form of cash rather than 50% cash and 50% restricted stock as had been the practice. Effective April 1, 2002 the annual retainer fee was decreased by ten percent by resolution of the Board of Directors.

         (b)  Stock Options

         Pursuant to the Covanta Amended and Restated 1999 Stock Incentive Plan (the "1999 Plan"), the Board of Directors may award annual grants of Directors Stock Options and limited stock appreciation rights of up to 2,500 shares of Covanta Common Stock to each non-employee director, at an exercise price equal to the Fair Market Value on the date of grant. There were no options granted to non-employee directors in 2002.

         (c)  Restricted Stock

         On February 17, 2000, the Board of Directors adopted the Covanta Restricted Stock Plan for Non-Employee Directors (the "Director's Restricted Stock Plan") which is administered by the Board of Directors and provides that only non-employee directors are eligible to receive awards. Each award of restricted stock will vest upon the earliest of the third month following the date of grant; the non-employee director's attainment of normal retirement age; the non-employee director's disability; or the non-employee director's death. Shares are freely transferable after they become vested subject to meeting certain SEC requirements. All unvested shares of restricted stock are forfeited upon the director's termination of directorship for any reason, other than death or disability. Shares become fully vested upon a change-in-control of the Company. Shares of Common Stock to be issued under the Director's Restricted Stock Plan will be made from shares held in Covanta's treasury, the maximum aggregate number of shares authorized to be issued is 100,000 shares and the purchase price for each share issued is zero.

         In recognition of the special role that Mr. Farr was performing as Covanta's Chairman of the Board, the Board of Directors authorized a special compensation package for Mr. Farr that will apply only during the period of time in which he was serving in this special role. The compensation package provided for a monthly retainer of $35,000, payable 50% in cash and 50% in restricted stock at the end of each quarter, commencing during the first quarter of 2000 and subject to review by the Compensation Committee on a quarterly basis. During this period of time, Mr. Farr was not paid any director's or committee retainer or meeting fees.

         In May 2001, the Compensation Committee reviewed the compensation payable to the Chairman of the Board and determined that it was appropriate to adjust the monthly retainer to $20,000 for such time as the Chairman remained in the special role. In accordance with the January 21, 2002 resolution of the Board of Directors, such monthly retainer shall be paid in cash. Effective April 1, 2002, Mr. Farr's monthly retainer was further reduced by ten percent by resolution of the Board of Directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

EMPLOYMENT CONTRACTS

The Company is reviewing its employment contracts with employees in view of the Chapter 11 proceedings.

(A) Mr. Mackin is employed by Covanta as its President and Chief Executive Officer, pursuant to an employment agreement dated as of October 1, 1998 and amended November 26, 2001 for a five year term commencing October 1, 1998 and continuing through September 30, 2003 and year to year thereafter, subject to the right of either party to terminate the agreement on any September 30 upon at least sixty (60) days prior written notice. The agreement provides for an annual salary in the amount of $625,000 or such higher rate as may be determined from time to time by the Board of Directors, and an annual incentive bonus in such amount as may be determined by the Board of Directors. The agreement also provides that if Mr. Mackin terminates his employment for good reason, including a change in control (as defined in the agreement), or if his employment is terminated by Covanta for any reason other than for cause (as defined in the agreement) then he is entitled to a lump sum cash payment equal to the product of five times his base salary at the highest annual rate in effect at any time prior to the termination date, and the highest amount of annual bonus payable at any time prior to the termination date and, if applicable, an additional payment equal to the amount of any excise tax imposed on any payments under the agreement (including the additional payment) under the excess parachute payments of the Code.

(B) Mr. Stone is employed by Covanta as its Executive Vice President and Chief Administrative Officer pursuant to an employment agreement which continues through May 1, 2004, and from year to year thereafter. The annual salary under the agreement is $291,059 or such higher rate as may be determined from time to time by the Board of Directors with an annual incentive bonus in such amount as determined by the Board of Directors. The agreement also provides that if Mr. Stone's employment is terminated by Covanta Energy for any reason other than for cause (as defined in the agreement) or if Mr. Stone terminates employment for good reason, including a change in control (as defined in the agreement), then Mr. Stone is entitled to a lump sum cash payment equal to the product of five times his annualized base salary at the highest annual rate in effect at any time prior to the termination date and the highest amount of annual bonus payable at any time prior to the termination date.

(C) Mr. Coit is employed by Covanta as its Senior Vice President and General Counsel pursuant to an employment agreement dated as of March 1, 1999 and amended November 26, 2001 which continues in effect until terminated by Mr. Coit, by Covanta or by Mr. Coit's death or total disability. The annual salary under the agreement is $290,000 or such higher rate as may be determined from time to time by the Board of Directors with an annual incentive bonus in such amount as determined by the Board of Directors. The agreement also provides that if Mr. Coit's employment is terminated by Covanta for any reason other than for cause (as defined in the agreement) or if Mr. Coit terminates employment for good reason, including a change in control (as defined in the Agreement), then Mr. Coit is entitled to a lump sum cash payment equal to the product of five times his base salary at the highest annual rate in effect at any time prior to the termination date and the highest amount of annual bonus payable at any time prior to the termination date.

(D) Mr. Horowitz is employed by Covanta as its Senior Vice President, Legal Affairs and Secretary, pursuant to an employment agreement effective May 1, 1999 and continuing until May 1, 2004 and thereafter from year to year. The annual salary under the agreement is $201,721 or such higher rate as may be determined from time to time by the Board of Directors with an annual incentive bonus in such amount as determined by the Board of Directors. The Agreement also provides that if Mr. Horowitz' employment is terminated for any reason other than for cause (as defined in the agreement) or if Mr. Horowitz terminates employment for good reason, including a change in control (as defined in the agreement), then Mr. Horowitz would be entitled to a lump sum cash payment equal to the product of five times his annualized base salary at the highest annual rate in effect at any time prior to the termination date and the highest amount of annual bonus payable at any time prior to the termination date.

(E) Mr. Orlando is employed by Covanta as its Senior Vice President, Waste to Energy, pursuant to an employment agreement effective May 1, 1999 and continuing until May 1, 2004 and thereafter from year to year. The annual salary under the agreement is $201,250 or such higher rate as may be determined from time to time by the Board of Directors with an annual incentive bonus in such amount as determined by the Board of Directors. The Agreement also provides that if Mr. Orlando's employment is terminated for any reason other than for cause (as defined in the agreement) or if Mr. Orlando terminates employment for good reason, including a change in control (as defined in the agreement), then Mr. Orlando would be entitled to a lump sum cash payment equal to the product of five times his annualized base salary at the highest annual rate in effect at any time prior to the termination date and the highest amount of annual bonus payable at any time prior to the termination date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of Covanta's Compensation Committee are Norman G. Einspruch, Chairman; Jeffrey F. Friedman; Veronica M. Hagen; Homer A. Neal; and Robert R. Womack. All of the foregoing members are "non-employee directors" within the meaning of revised Rule 16b-3 promulgated under Section 16(b) of the Securities Exchange Act of 1934, as amended, and "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, who are not employees or members of management of Covanta or any of its subsidiaries.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

THE EXECUTIVE COMPENSATION PROGRAM

The following section describes the Executive Compensation Program used in determining the compensation paid to the Company's executives for the year ending December 31, 2001. Due to the events described in Part I, CHAPTER 11 REORGANIZATION, this Program will be reviewed and may be changed or amended to reflect the Company's current financial situation.

PHILOSOPHY

         The Company's Compensation Committee (the "Committee") of the Board of Directors is responsible for developing the Company's executive compensation philosophy. In addition, the Committee administers the compensation program with respect to the Company's Chief Executive Officer ("CEO") and other senior executive officers.

         The primary goal of the Company's compensation philosophy is to establish incentives that encourage and reward the creation of shareholder value. This "pay-for-performance" principle permeates all elements of the Company's compensation program, which is designed to align executives' financial interests with those of the Company's shareholders. The mix of direct compensation is being shifted toward a greater emphasis on long-term performance. The Company seeks to reward exceptional performers--those individuals whose job performance clearly exceeds expectations and is consistent with the Company's financial goals and corporate values.

         The Committee retains outside compensation consultants to assist in implementing the Company's compensation philosophy and in periodically comparing the Company's compensation levels with other similarly sized companies in the markets in which it operates. These companies are included in the Standard & Poor's indices shown in the performance graphs.

         To attract and retain high-caliber executives, the Company targets its executives' total compensation opportunity for superior performance at approximately the 75th percentile of the competitive market. Actual compensation levels may vary, depending upon individual performance, achievement of business unit goals, the Company's results of operations and actual shareholder returns realized. The primary elements of the Company's current compensation arrangements are discussed below.

BASE SALARY

         The Company targets base salary levels to attract, motivate and retain talented executives who demonstrate the personal and professional qualities required to succeed in the Company's entrepreneurial culture and who meet or exceed our goals and standards for exceptional performance. As the Company continues to increase its emphasis on long-term incentive compensation, it is expected that while base salary will remain competitive, it will comprise a smaller proportion of the total compensation received by our executive officers.

ANNUAL INCENTIVE

         The Company's annual incentive bonus payments are designed to be highly variable based on the achievement of relevant quantitative and qualitative criteria established by the Committee, which may vary from year to year. Historically, annual incentive awards have been based upon any or all of the following elements: earnings-per-share, cash flow, business unit operating income and attainment of team and individual goals. For 2001, based on the changes in the nature of the Company's business, the Committee gave particular consideration to the growth in the Company's energy earnings before interest and taxes resulting from continuing operations (excluding the results of Ogden Environmental and Energy Services, corporate overhead and interest on corporate level debt) ("Energy EBIT") and extraordinary individual efforts in connection with the sale of non-core businesses and the financial restructuring of the Company. The Committee believes that annual incentive bonuses reinforce the Company's pay-for-performance philosophy and it intends to continue rewarding individuals whose performance contributes to the Company's achievement of its strategic and financial objectives.

LONG-TERM INCENTIVES

         The Committee believes that creation of shareholder value is best facilitated through clear and uncomplicated long-term incentives. Accordingly, the Company grants stock options on an annual basis to encourage equity ownership and better align executives' and shareholders' interests. These grants currently vest over a three-year period and are concentrated among those executives who the Company believes have the greatest potential to substantially increase shareholder value. The size of these annual grants reflects a variety of factors, including corporate performance during the most recent fiscal year, overall compensation levels for comparable positions in the competitive market, consideration of a given individual's importance in implementing the Company's long-term strategic plan and an evaluation of individual performance and previous option grants.

CHIEF EXECUTIVE OFFICER (CEO) COMPENSATION

         In assessing competitors' compensation levels and practices, the Committee reviews data covering the industries within which the Company competes as well as general industry data. Consistent with the Company's pay-for-performance compensation philosophy and the desire to align Mr. Mackin's incentives with those of the Company's shareholders, Mr. Mackin's base salary for 2001 was set at $625,000 per annum and his target annual incentive bonus was set at 100% of his base salary. Mr. Mackin received an option grant of 60,000 shares in 2001.

         The Executive Performance Incentive Plan ("EIP") adopted by the Committee and the Board and approved by shareholders in 2001 sets forth a target bonus payment that can be earned by Mr. Mackin based upon achievement of one or more business criteria as designated by the Committee. For 2001, the Committee designated that the maximum funding for the CEO award be equal to 2% of positive Energy EBIT. The bonus actually earned by Mr. Mackin under the EIP was $650,000 in cash.

         It is anticipated that only Covanta's Chief Executive Officer will be eligible to receive awards under the EIP for the 2002 fiscal year. For 2002, the maximum bonus award that may be paid to Mr. Mackin upon Covanta's achievement of the performance goals established by the Committee shall once again be equal to 2% of Energy EBIT. The bonus actually earned by Mr. Mackin will be based upon the achievement of other business objectives at the sole discretion of the Committee.

POLICY REGARDING DEDUCTIBILITY OF EXECUTIVE COMPENSATION

         The Company's policy regarding deductibility of executive pay in excess of $1 million is to preserve the tax deductibility of such amounts by having annual incentive bonuses and stock options for executives qualified as performance-based compensation under the IRS rules. The EIP and the Company's 1999 Stock Incentive Plan, both of which were adopted by the Committee and the Board, and approved by shareholders, constitute the largest elements of the Company's senior executives' compensation packages. The Committee acknowledges that there may be certain non-cash "imputed income" items and certain non-incentive designed plans which may cause pay to exceed $1 million in any year. This policy does not contemplate restricting the Committee from using discretionary business judgment as it determines appropriate.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Norman G. Einspruch--Chairman, Compensation Committee
Jeffrey F. Friedman
Veronica M. Hagen
Homer A. Neal
Robert R. Womack

The graph below compares the cumulative total shareholder return on Covanta's Common Stock for the last five fiscal years with the cumulative total shareholder return on the S&P 500 Index and the S&P MidCap 400 Index over the same period, assuming the investment of $100 in Covanta Common Stock and the reinvestment of all dividends.


                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
          Covanta Energy Corporation, S&P 500 and S&P MidCap 400 Index

                                  [Chart here]


The above graph presenting cumulative total return for the five-year period ending December 31, 2001 is included in compliance with Item 402 of Regulation S-K. It does not reflect the impact on total return of events incurring after December 31, 2001 including the Company's filing for relief under Chapter 11 of the United States Bankruptcy Code of April 1, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Covanta has been advised by Greenway Partners, L.P., FMR Corp. and Dimensional Fund Advisors, Inc. that they, along with certain members of their group or respective investment managers, are each the beneficial owner of more than 5% of Covanta's Common Stock, which shares were acquired for investment purposes for certain of their advisory clients. The following table sets forth certain information concerning the foregoing:

TITLE OF       NAME AND ADDRESS                AMOUNT AND NATURE        PERCENT
 CLASS       OF BENEFICIAL OWNER            OF BENEFICIAL OWNERSHIP    OF CLASS

Common     Greenway Partners, L.P.            5,782,900 shares (1)        11.6
           277 Park Avenue, 27th Floor
           New York, New York 10017

Common     Dimensional Fund Advisors, Inc.    2,607,201 shares (2)         5.2
           1299 Ocean Avenue, 11th Floor
           Santa Monica, California 90401

--------------------------------
(1) A Schedule 13D/A Report dated April 18, 2002 shows that 380,000 shares are held with sole voting power, 5,402,900 shares are held with shared voting power, 380,000 shares are held with sole dispositive power and 5,402,900 shares are held with shared dispositive power.

(2) A Schedule 13G Report dated January 30, 2002 shows that 2,607,201 shares are held with sole power to vote or to direct the vote and sole power to dispose or direct the disposition thereof.

SECURITY OWNERSHIP BY MANAGEMENT

Information about the Common Stock beneficially owned as of March 31, 2002 by each nominee, each director, each executive officer named in the summary compensation table and all directors and executive officer of Covanta as a group is set forth as follows:


NAME OF BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP (1)(2)
---------------------------------------------------------------------------

Anthony J. Bolland.....................................      46,292(3)
Lynde H. Coit..........................................     109,815(4)
Norman G. Einspruch....................................      23,015(3)
George L. Farr.........................................     235,886(3)
Jeffrey F. Friedman....................................      33,406(3)
Veronica M. Hagen......................................         833
Jeffrey R. Horowitz....................................     101,868(4)
Scott G. Mackin........................................     671,000(4)
Craig G. Matthews......................................       3,975(3)
Judith D. Moyers.......................................      15,486(3)
Homer A. Neal..........................................       9,607(3)
Anthony J. Orlando.....................................      91,568(4)
Robert E. Smith........................................      10,280(3)
Bruce W. Stone.........................................      92,517(4)
Joseph A. Tato.........................................       9,525(3)
Helmut F.O. Volcker....................................      36,895(3)
Robert R. Womack.......................................      14,796(3)
All executive officers and directors as a group
(32 persons) including those named above.............     2,221,912(5)

 ----------------------------------------
(1) Except as otherwise noted, each individual owns all shares directly and has sole investment and voting power with respect to all shares. No officer or director owns shares of Covanta Series A Preferred Stock.

(2) The beneficial ownership of each individual is less than 1.0% of the class.

(3) Includes: 19,668 shares for Mr. Bolland, 4,168 shares for Dr. Einspruch, 93,169 shares for Mr. Farr, 24,168 shares for Mr. Friedman, 1,667 shares for Mr. Matthews, 4,168 shares for Mrs. Moyers, 4,168 shares for Dr. Neal, 4,168 shares for Mr. Smith and 24,168 shares for Dr. Volcker, 6,668 shares for Mr. Womack and 6,668 shares for Mr. Tato, subject to stock options which are exercisable and restricted stock which will vest within 60 days of March 31, 2002. Also includes: 2,735 shares held in a Keogh Plan and 16,112 shares held in a revocable trust by Dr. Einspruch, 100,000 shares held by a partnership in which Mr. Farr is a partner, 12,000 shares held by Mr. Friedman in an IRA, and 100 shares held by Dr. Neal jointly with his wife over which Dr. Neal has shared voting and investment authority with his wife.

(4) Includes: 100,000 shares for Mr. Coit; 95,868 shares for Mr. Horowitz; 594,000 shares for Mr. Mackin; 84,968 shares for Mr. Orlando and 54,900 shares for Mr. Stone, subject to stock options which are exercisable within 60 days of March 31, 2002.

(5) This amount reflects shares subject to stock options which are exercisable and restricted stock which becomes vested within 60 days of March 31, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A loan was made by Covanta in 1989 to Lynde H. Coit, Senior Vice President of Covanta, to assist Mr. Coit in the purchase of a home in connection with his relocation. The loan is evidenced by a demand note, bearing interest at the rate of 8% per annum and is secured by a second mortgage on the premises. The maximum amount outstanding under the loan during 2001 was $156,000. As of December 31, 2001, there was an outstanding balance of $156,000.

         A loan was made by Covanta on December 16, 1998 to David L. Hahn, Senior Vice President, Aviation to assist Mr. Hahn in making improvements and additions to his existing home. The loan is evidenced by a promissory note bearing interest at the rate of 7% per annum. The maximum amount outstanding during 2001 under the promissory note was $369,806. As of December 31, 2001, there was an outstanding balance of $300,000 plus $69,806 of accrued interest, under the promissory note.

         In 1990, a loan was made by Covanta Energy to Bruce W. Stone, an Executive Officer of Covanta, for the purpose of assisting him in the purchase of his home in the amount of $99,593. The loan is evidenced by a demand note bearing interest at the rate 8% per annum. As of December 31, 2001, there was an outstanding balance of $88,888, including accrued interest. The maximum amount outstanding during 2001 is the amount outstanding on December 31, 2001.

         On August 6, 1999, Covanta made loans to Messrs. Mackin, Stone and Coit for the purpose of paying the exercise price and withholding taxes in connection with their exercise of Covanta stock options which were expiring on August 9, 1999. All loans were evidenced by demand notes with interest accruing thereon at the short-term applicable federal rate compounded annually. In 2001, as settlement of a dispute surrounding the circumstances under which the loans were originally granted, the Company forgave a portion of the loan and reduced the amount of the loan to the then fair market value of the stock. No interest will be payable. Upon any sale of the stock, the executive must pay the net proceeds to the Company. The Company also made a tax gross-up payment to the executives. These amounts are reflected in the Summary Compensation Table. The largest amount of indebtedness outstanding since January 1, 2001 for Messrs. Mackin, Stone and Coit was $586,608, $505,644 and $123,928, respectively, including accrued interest. As of December 31, 2001, the outstanding balances for Messrs. Mackin, Stone and Coit were $132,888, $113,904 and $28,467, respectively.

         Robert E. Smith, a Covanta director, is counsel to the law firm of Katten Muchin Zavis Rosenman which during 2001 rendered legal services to Covanta principally in the area of litigation management.

         Joseph A. Tato, a Covanta director, is a partner of the law firm of LeBoeuf, Lamb, Greene & MacRae, LLP which rendered services during 2001 to Covanta Energy Group, Inc., a Covanta subsidiary.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Covanta's directors, officers and persons who beneficially own more than 10% of any class of Covanta's equity securities to file certain reports concerning their beneficial ownership and changes in their beneficial ownership of Covanta's equity securities. Covanta believes that during fiscal 2001 all persons who are required to file reports did so.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Listed below are the documents filed as a part of this report:

          (1)  All financial statements: see Index to financial statements, see
               Part II, Item 8.

          (2) Financial statement schedules: see Index to financial statements, see Part II, Item 8.

     (b) During the fourth quarter of 2001 a Form 8-K Report was filed on November 13, 2001 and on December 21, 2001, each under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits, and are each incorporated herein by reference. In addition, during the first six months of 2002, a Form 8-K Report was filed on January 3, 2002, January 22, 2002, January 31, 2002, February 8, 2002, March 1, 2002, March 12, 2002, March 14, 2002,
          March 19, 2002 and April 2, 2002, each under Item 5, Other Events, and are each incorporated herein by reference.

     (c)  Those exhibits required to be filed by Item 601 of Regulation S-K:

                                    EXHIBITS

3.0  Articles of Incorporation and By-laws.

     3.1  (a) The Company's Restated Certificate of Incorporation as amended.*

          (b) Certificate of Ownership and Merger, Merging Ogden-Covanta, Inc. into Ogden Corporation, dated March 7, 2001. *

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

     10.1 (a) U.S. $95 million Term Loan and Letter of Credit and Reimbursement Agreement among the Company, the Deutsche Bank AG, New York Branch and the signatory Banks thereto, dated March 26, 1997.*

          (b) Revolving Credit and Participation Agreement, dated as of March 14, 2001, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner.*

          (c) First Amendment to Revolving Credit and Participation Agreement, dated as of July 30, 2001, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner.*

          (d) Second Amendment to Revolving Credit and Participation Agreement, dated as of August 31, 2001, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner.*

          (e) Third Amendment to Revolving Credit and Participation Agreement, dated as of December 20, 2001, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner, transmitted herewith as Exhibit 10.1(e).

          (f) Fourth Amendment to Revolving Credit and Participation Agreement, dated as of January 31, 2002, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner, transmitted herewith as Exhibit 10.1(f).

          (g) Fifth Amendment to Revolving Credit and Participation Agreement, dated as of February 21, 2002, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner, transmitted herewith as Exhibit 10.1(g).

          (h) Sixth Amendment to Revolving Credit and Participation Agreement, dated as of March 12, 2002, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner, transmitted herewith as Exhibit 10.1(h).

          (i) Seventh Amendment to Revolving Credit and Participation Agreement, dated as of March 22, 2002, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner, transmitted herewith as Exhibit 10.1(i).

          (j) Debtor In Possession Credit and Participation Agreement, dated as of April 1, 2002, among the Company, the Company's U.S. Subsidiaries listed therein, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner, transmitted herewith as
               Exhibit 10.1(j).

          (k) Security Agreement, dated as of April 1, 2002, by and among the Company, each of the other Borrowers listed on the signature pages thereof, each of the Subsidiary Guarantors listed on the signature pages thereof and each Additional Subsidiary Guarantor and Borrower that may become a party thereto after the date thereof, and Bank of America, N.A., in its capacity as administrative agent for and representative of Lenders from time to time party to the Credit Agreement, transmitted herewith as
               Exhibit 10.1(k).

          (l) First Amendment to Debtor In Possession Credit Agreement and Security Agreement, dated as of April 3, 2002, by and among the Company, the Subsidiaries of the Company listed on the signature pages thereof as Borrowers, the Subsidiaries of the Company listed on the signature pages thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders, transmitted herewith as Exhibit 10.1(l).

          (m) First Amendment to Intercreditor Agreement, dated as of April 1, 2002, by and among the Company, the Subsidiaries of the Company listed on the signature pages thereof as Borrowers, the Subsidiaries of the Company listed on the signature pages thereof as Subsidiary Guarantors, the financial institutions party thereto, Bank of America, N.A., as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders, transmitted herewith as Exhibit 10.1(m).

          (n) Subsidiary Guaranty, entered into as of April 1, 2002, by the Guarantors signatories thereto in favor of and for the benefit of Bank of America, N.A., as Administrative Agent for and representative of the Lenders from time to time party to the Credit Agreement referred to therein, transmitted herewith as
               Exhibit 10.1(n).

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

          (c)  Ogden Energy Select Plan, dated January 1, 2000 (c).*

          (d)  (i)   Ogden Corporation Restricted Stock Plan and Restricted
                     Stock Agreement.*

               (ii) Ogden Corporation Restricted Stock Plan for Non-Employee Directors and Restricted Stock Agreement.*

               (iii) Covanta Energy Corporation Restricted Stock Unit Plan for
                     Non-Employee Directors, as Amended and Restated on May 23, 2001, transmitted herewith as Exhibit 10.3(d)(iii).

          (e) Ogden Corporation Profit Sharing Plan as Amended and Restated effective as of January 1, 1995.*

          (f)  Ogden Corporation Core Executive Benefit Program.*

          (g)  Ogden Projects Pension Plan.*

               (i) Covanta Energy Pension Plan, as amended and restated and effective January 1, 2001, transmitted herewith as Exhibit 10.3(g)(i).

          (h)  Ogden Projects Profit Sharing Plan.*

               (i) Covanta Energy Profit Sharing Plan, as amended and restated December 18, 2001 and effective January 1, 1998, transmitted herewith as Exhibit 10.3(h)(i).

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

          (l)  Ogden Executive Performance Incentive Plan.*

          (m)  Ogden Key Management Incentive Plan.*

     10.4 Employment Agreements

          (a) Employment Agreement between the Company and Lynde H. Coit dated March 1, 1999.*

               (i) Amendment to Employment Agreement between Covanta Energy Corporation and Lynde H. Coit dated November 26, 2001, transmitted herewith as Exhibit 10.4(a)(i).

               (ii) Supplemental Agreement to Consolidated Amended and Restated Demand Note between Covanta Energy Corporation and Lynde H. Coit dated November 26, 2001, transmitted herewith as
                     Exhibit 10.4(a)(ii).

               (iii) Consolidated Amended and Restated Demand Note between
                     Covanta Energy Corporation and Lynde H. Coit dated November 26, 2001, transmitted herewith as Exhibit 10.4(a)(iii).

          (b) Employment Agreement between Scott G. Mackin, Executive Vice President and the Company dated as of October 1, 1998.*

               (i) Amendment to Employment Agreement between Covanta Energy Corporation and Scott G. Mackin dated November 26, 2001, transmitted herewith as Exhibit 10.4(b)(i).

               (ii) Supplemental Agreement to Consolidated Amended and Restated Demand Note between Covanta Energy Corporation and Scott G. Mackin dated November 26, 2001, transmitted herewith as
                     Exhibit 10.4(b)(ii).

               (iii) Consolidated Amended and Restated Demand Note between
                     Covanta Energy Corporation and Scott G. Mackin dated November 26, 2001, transmitted herewith as Exhibit 10.4(b)(iii).

          (c) Employment Agreement between Jeffrey R. Horowitz and Covanta Energy Group, Inc., dated May 1, 1999.*

          (d) Employment Agreement between Paul B. Clements and Covanta Energy Group, Inc., dated May 1, 1999.*

          (e)  Employment Agreement between Covanta Energy Group, Inc. and Bruce
               W. Stone dated May 1, 1999.*

               (i) Supplemental Agreement to Consolidated Amended and Restated Demand Note between Covanta Energy Corporation and Bruce W. Stone dated November 26, 2001, transmitted herewith as
                     Exhibit 10.4(e)(i).

               (ii) Consolidated Amended and Restated Demand Note between Covanta Energy Corporation and Bruce W. Stone dated November 26, 2001, transmitted herewith as Exhibit 10.4(e)(ii).

          (f) Employment Agreement between the Company and Raymond E. Dombrowski, Jr., Senior Vice President and Chief Financial Officer, dated as of September 21, 1998.*

          (g) Employment Agreement between Anthony J. Orlando and Covanta Energy Group, Inc., dated May 1, 1999 transmitted herewith as
               Exhibit 10.4(g).

11   Not Applicable.

12   Not Applicable.

13   Not Applicable.

16   Not Applicable.

18   Not Applicable.

21   Subsidiaries of Covanta, transmitted herewith as Exhibit 21.

22   Not Applicable.

23   Independent Auditors Consent, transmitted herewith as Exhibit 23.

24   Not Applicable.

* INCORPORATED BY REFERENCE AS SET FORTH IN THE EXHIBIT INDEX OF THIS ANNUAL REPORT ON FORM 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COVANTA ENERGY CORPORATION

DATE: July 17, 2002                          By /s/ Scott G. Mackin
                                             ------------------------
                                             Scott G. Mackin
                                             President and Chief
                                             Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Scott G. Mackin and William J. Keneally, or either of them as his or her true and lawful attorneys-in-fact and agents, will full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report to Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                              TITLE                     DATE

/s/ Scott G. Mackin
-------------------------------
SCOTT G. MACKIN                  President, Chief Executive    July 17, 2002
                                 Officer and Director

/s/ William J. Keneally
-------------------------------
WILLIAM J. KENEALLY              Senior Vice President,        July 17, 2002
                                 Chief Accounting Officer

/s/ Anthony J. Bolland
-------------------------------
ANTHONY J. BOLLAND               Director                      July 17, 2002

/s/ Norman G. Einspruch
-------------------------------
NORMAN G. EINSPRUCH              Director                      July 17, 2002

/s/ George L. Farr
-------------------------------
GEORGE L. FARR                   Director                      July 17, 2002

/s/ Jeffrey F. Friedman
-------------------------------
JEFFREY F. FRIEDMAN              Director                      July 17, 2002

/s/ Veronica M. Hagen
-------------------------------
VERONICA M. HAGEN                Director                      July 17, 2002

/s/ Craig G. Matthews
-------------------------------
CRAIG G. MATTHEWS                Director                      July 17, 2002

/s/ Homer A. Neal
-------------------------------
HOMER A. NEAL                    Director                      July 17, 2002

/s/ Robert E. Smith
-------------------------------
ROBERT E. SMITH                  Director                      July 17, 2002

/s/ Joseph A. Tato
-------------------------------
JOSEPH A. TATO                   Director                      July 17, 2002

/s/ Helmut F.O. Volcker
-------------------------------
HELMUT F.O. VOLCKER              Director                      July 17, 2002

/s/ Robert R. Womack
-------------------------------
ROBERT R. WOMACK                 Director                      July 17, 2002