Form 10-Q
period 2002-03-31
COVANTA ENERGY CORP
filed 2002-09-13
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________  to ____________


                          Commission file number 1-3122

                Covanta Energy Corporation (Debtor in Possession)
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       13-5549268
---------------------------              ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                        40 Lane Road, Fairfield, NJ 07004
               ---------------------------------------------------
               (Address or principal executive office) (Zip code)


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

Yes |_|    No  |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's Common Stock outstanding as of August 30, 2002 was 49,827,651 shares. The number of shares of the registrant's $1.875 Cumulative Convertible Preferred Stock (Series A) outstanding as of August 30, 2002 was 33,049 shares.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)


                                                                               FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                            --------------------------------
                                                                                 2002               2001
                                                                            --------------------------------
                                                                                (In Thousands of Dollars,
                                                                                Except Per Share Amounts)

Service revenues                                                            $    130,578       $    139,648
Electricity and steam sales                                                       89,507             83,891
Equity in income from unconsolidated subsidiaries                                  3,855              4,482
Construction revenues                                                             12,394              9,423
Other sales-net                                                                                      11,478
Other - net                                                                            7
                                                                            -------------      -------------
Total  revenues                                                                  236,341            248,922
                                                                            -------------      -------------

Plant operating expenses                                                         133,433            134,193
Construction costs                                                                12,648              6,757
Depreciation and amortization                                                     25,436             23,777
Debt service charges-net                                                          22,026             20,735
Other operating costs and expenses                                                13,800             11,910
Net loss (gain) on sale of businesses                                             24,150             (1,855)
Costs of goods sold                                                                                  10,930
Selling,administrative and general expenses                                       19,034             17,087
Project development expenses                                                       1,213              1,726
Other-net                                                                         33,890                750
                                                                            -------------      -------------
Total costs and expenses                                                         285,630            226,010
                                                                            -------------      -------------

Consolidated operating income (loss)                                             (49,289)            22,912
Interest expense-net of interest income of $650 and $3,843, respectively          (7,899)            (7,440)
                                                                            -------------      -------------

Income (loss) from operations before
   income taxes and minority interests                                           (57,188)            15,472
Income tax (provision) benefit                                                     7,578             (4,658)
Minority interests                                                                (1,342)            (1,399)
                                                                            -------------      -------------

Net Income (Loss)                                                                (50,952)             9,415
                                                                            -------------      -------------

Other Comprenhensive Income (Loss), Net of Tax:
Foreign currency translation adjustments (net of income taxes of
   ($415) and $127, respectively)                                                 (1,133)              (724)
Less reclassification adjustment for translation adjustment included in
   loss from operations                                                            1,233
Unrealized holding losses on marketable securities  arising during period             (4)

                                                                            -------------      -------------
Other comprehensive income (loss)                                                     96               (724)
                                                                            -------------      -------------
Comprenhensive Income (Loss)                                                $    (50,856)      $      8,691
                                                                            =============      =============

Basic Earnings (Loss) Per Share                                             $      (1.02)      $       0.19
                                                                            =============      =============

Diluted Earnings (Loss) Per Share                                           $      (1.02)      $       0.19
                                                                            =============      =============

See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               MARCH 31,       DECEMBER 31,
                                                                                 2002              2001
                                                                             ------------      ------------
                                                                                (In Thousands of Dollars,
Assets                                                                          Except Per Share Amounts)
Current Assets:
Cash and cash equivalents                                                    $     91,048      $     86,773
Restricted funds held in trust                                                    110,778            93,219
Receivables (less allowances of $14,138 and
   $16,444, respectively)                                                         253,302           306,712
Deferred income taxes                                                              27,500            27,500
Prepaid expenses and other current assets                                          85,453           102,470
Assets held for sale                                                               63,125            67,948
                                                                             ------------      ------------
    Total current assets                                                          631,206           684,622
Property, plant and equipment-net                                               1,799,704         1,901,311
Restricted funds held in trust                                                    161,515           167,009
Unbilled service and other receivables                                            150,866           150,825
Unamortized contract acquisition costs-net                                         66,395            82,325
Goodwill and other intangible assets-net                                           15,744            18,317
Investments in and advances to investees and joint ventures                       163,361           183,231
Other assets                                                                       57,017            59,512
                                                                             ------------      ------------
Total Assets                                                                 $  3,045,808      $  3,247,152
                                                                             ============      ============

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current liabilities:
Current portion of long-term debt                                            $     12,524      $     13,089
Current portion of project debt                                                   114,249           113,112
Convertible subordinated debentures                                               148,650           148,650
Accounts payable                                                                   37,936            37,142
Federal and foreign income taxes payable                                            5,956             5,955
Liabilities related to assets held for sale                                       212,956           217,206
Accrued expenses                                                                  345,845           362,388
Deferred income                                                                    42,363            42,694
                                                                             ------------      ------------
    Total current liabilities                                                     920,479           940,236
Long-term debt                                                                    294,590           298,602
Project debt                                                                    1,210,538         1,302,381
Deferred income taxes                                                             316,816           323,669
Deferred income                                                                   159,018           161,525
Other liabilities                                                                 156,735           174,345
Minority interests                                                                 32,170            40,150
                                                                             ------------      ------------
    Total liabilities                                                           3,090,346         3,240,908
                                                                             ------------      ------------

Shareholders' Equity (Deficit):
Serial cumulative convertible preferred stock, par value $1.00 per share;
   authorized, 4,000,000 shares; shares outstanding : 33,049 and
   33,480, both net of treasury shares of 29,820                                       33                34
Common stock,par value $.50 per share;authorized, 80,000,000 shares;
   shares outstanding: 49,827,651 and 49,835,076, net of
   treasury shares of 4,121,950 and 4,111,950, respectively                        24,914            24,918
Capital surplus                                                                   188,214           188,371
Notes receivable from key employees for common stock issuance                        (870)             (870)
Unearned restricted stock compensation                                               (412)             (664)
Earned deficit                                                                   (256,230)         (205,262)
Accumulated other comprehensive loss                                                 (187)             (283)
                                                                             ------------      ------------

Total Shareholders' Equity (Deficit)                                              (44,538)            6,244
                                                                             ------------      ------------
Total Liabilities and Shareholders' Equity (Deficit)                         $  3,045,808      $  3,247,152
                                                                             ============      ============

See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                   Three months ended                   Year ended
                                                                     March 31, 2002                 December 31, 2001
                                                                  Shares       Amounts            Shares        Amounts
                                                             ---------------------------       ---------------------------
                                                             (In thousands of dollars, except share and per share amounts)

Serial cumulative convertible preferred
   Stock, par value $1.00 per share;
   authorized, 4,000,000 shares:
Balance at beginning of period                                     63,300     $     64              65,402       $    66
Shares converted into common stock                                   (431)          (1)             (2,102)           (2)
                                                              -------------------------        --------------------------
Total                                                              62,869           63              63,300            64
Treasury shares                                                   (29,820)         (30)            (29,820)          (30)
                                                              -------------------------        --------------------------
Balance at end of period(aggregate involuntary
   liquidation value-2002,$660)                                    33,049           33              33,480            34
                                                              -------------------------        --------------------------

Common stock, par value $.50 per share;
   authorized, 80,000,000 shares:
Balance at beginning of year                                   53,947,026       26,974          53,910,574        26,956
Exercise of stock options                                                                           23,898            12
Conversion of preferred shares                                      2,575            1              12,554             6
                                                              -------------------------        --------------------------
Total                                                          53,949,601       26,975          53,947,026        26,974
                                                              -------------------------        --------------------------
Treasury shares at beginning of year                            4,111,950        2,056           4,265,115         2,133
Issuance (cancellation) of restricted stock                        10,000            5            (114,199)          (57)
Exercise of stock options                                                                          (38,966)          (20)
                                                              -------------------------        --------------------------
Treasury shares at end of period                                4,121,950        2,061           4,111,950         2,056
                                                              -------------------------        --------------------------

Balance at end of period                                       49,827,651       24,914          49,835,076        24,918
                                                              -------------------------        --------------------------
Capital surplus:
Balance at beginning of period                                                 188,371                           185,681
Exercise of stock options                                                                                            776
Issuance (cancellation) of restricted stock                                       (157)                            1,918
Conversion of preferred shares                                                                                        (4)
                                                                             ----------                         ---------
Balance at end of period                                                       188,214                           188,371
                                                                             ----------                         ---------
Notes receivable from key employees for common stock issuance                     (870)                             (870)
                                                                             ----------                         ---------
Unearned Restricted Stock Compensation:
Balance at beginning of period                                                    (664)
(Issuance) cancellation of restricted common stock                                 162                            (1,567)
Amortization of unearned restricted stock compensation                              90                               903
                                                                             ----------                         ---------
Balance at end of period                                                          (412)                             (664)
                                                                             ----------                         ---------
Earned Surplus (Deficit):
Balance at beginning of period                                                (205,262)                           25,829
Net income (loss)                                                              (50,952)                         (231,027)
                                                                             ----------                         ---------
Total                                                                         (256,214)                         (205,198)
                                                                             ----------                         ---------

Preferred dividends per share $.46875 and $1.875, respectively                      16                                64
                                                                             ----------                         ---------

Balance at end of period                                                      (256,230)                         (205,262)
                                                                             ----------                         ---------

Cumulative Translation Adjustment-Net                                             (183)                             (283)
                                                                             ----------                         ---------

Net Unrealized Loss on Securities Available for Sale                                (4)
                                                                             ----------                         ---------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                         $ (44,538)                         $  6,244
                                                                             ==========                         =========

See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                    -------------------------------
                                                                        2002               2001
                                                                    ------------       ------------
                                                                        (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $   (50,952)        $    9,415
Adjustments to Reconcile Net Income (Loss) to Net Cash
   provided by Operating Activities:
Depreciation and amortization                                            25,436             23,777
Deferred income taxes                                                    (9,053)             1,669
Provision for doubtful accounts                                           4,855             10,028
Bank fees                                                                11,492
Other                                                                    16,912              4,257
Management of Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                                              45,343            (18,097)
Other assets                                                             (1,928)            (8,861)
Increase (Decrease) in Liabilities:
Accounts payable                                                          4,980             (7,124)
Accrued expenses                                                         (5,274)             3,897
Deferred income                                                          (4,964)             2,342
Other liabilities                                                       (25,918)            (9,550)
                                                                    ------------        ----------

Net cash provided by operating activities                                10,929             11,753
                                                                    ------------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses                                         36,164              9,947
Proceeds from sale of property, plant and equipment                          54
Investments in facilities                                                (2,808)            (4,329)
Other capital expenditures                                                                  (3,912)
Increase (decrease) in other receivables                                   (142)                23
Distributions from investees and joint ventures                          11,186              5,050
Investment in and advances to
   investees and joint ventures                                            (574)           (13,923)
                                                                    ------------        ----------

Net cash provided by (used in) investing activities                      43,880             (7,144)
                                                                    ------------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
New debt                                                                  2,987              3,415
Restricted cash                                                                            194,118
Funds held in trust                                                     (19,813)            (7,104)
Payment of debt                                                         (33,455)          (184,046)
Dividends paid                                                              (16)               (17)
Proceeds from exercise of stock options                                                        200
Other-net                                                                  (237)              (671)
                                                                    ------------        ----------

Net cash provided by (used in) financing activities                     (50,534)             5,895
                                                                    ------------        ----------

Net Increase in Cash and Cash Equivalents                                 4,275             10,504
Cash and Cash Equivalents at Beginning of Period                         86,773             80,643
                                                                    ------------        ----------

Cash and Cash Equivalents at End of Period                          $    91,048         $   91,147
                                                                    ===========         ==========


See notes to condensed consolidated financial statements.

ITEM 1 - NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Bankruptcy Filing:

The accompanying unaudited Condensed Consolidated Financial Statements (the "Financial Statements") have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). However, in the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the operating results have been included in the Financial Statements.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include management's estimate of the carrying values of its assets held for sale and related liabilities, estimated useful lives of long-lived assets, allowances for doubtful accounts receivable, and liabilities for workers compensation, severance, restructuring and certain litigation.

The Financial Statements include the accounts of Covanta Energy Corporation (Debtor in Possession) and its Subsidiaries ("Covanta" or "the Company"). In March 2001, the Company changed its name from Ogden Corporation to Covanta Energy Corporation. Covanta is engaged in developing, owning and operating international power generation projects and provides related infrastructure services. The Company also offers single source design, build and operate capabilities for water and wastewater treatment infrastructures. Companies in which Covanta has equity investments of 20% to 50% are accounted for using the equity method since Covanta has the ability to exercise significant influence over their operating and financial policies. Those companies in which Covanta owns less than 20% are accounted for using the cost method, except for two companies in which Covanta owns less than 20% but has significant influence over the operations of these companies through representation on the Boards of Directors, shareholder rights, and ownership in the operators of the energy facilities owned. All intercompany transactions and balances have been eliminated.

On April 1, 2002 (the "Petition Date"), Covanta Energy Corporation and 123 of its domestic subsidiaries (collectively the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The pending Chapter 11 Cases (the "Chapter 11 Cases") are being jointly administered for procedural purposes only. International operations and other subsidiaries and joint venture partnerships were not included in the filing. See Subsequent Events below for a more detailed discussion of the Chapter 11 Cases.

The Financial Statements have been prepared on a "going concern" basis in accordance with GAAP. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company's ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, the Company's ability to comply with the terms of, and if necessary renew, the Debtor in Possession Credit Facility (see Liquidity/Cash Flow below), and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances this can be accomplished and if it were not, the Company's ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the "going concern" basis were not used for the Financial Statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

The Financial Statements do not reflect adjustments that may occur in accordance with the American Institute of Certified Public Accountant's Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which the Company will adopt for its financial reporting in periods ending after April 1, 2002 assuming that the Company will continue as a "going concern". In the Chapter 11 Cases, all or substantially all of the liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to all required parties for approval pursuant to the relevant provisions of the Bankruptcy Code. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases will be segregated and classified as Liabilities Subject to Compromise in the Consolidated Balance Sheets under SOP 90-7. Included in such liabilities will be an estimate of the expected amount of allowed claims under Chapter 11 of the Bankruptcy Court, including damages resulting from the rejection of executory contracts and leases.

Generally, the filing of the Chapter 11 Cases imposed an automatic stay on actions to enforce or otherwise effect payment of liabilities arising prior to the Petition Date, including pending litigation against the Debtors. Although the Bankruptcy Court has the power to lift the stay, the Company expects the ultimate amount of, and settlement terms for, such liabilities to be subject to a confirmed plan of reorganization and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases will be expensed as incurred and reported as reorganization costs. Also, interest expense will be reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

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

On September 17, 1999, the Company announced that it intended to sell its Aviation and Entertainment businesses and on September 29, 1999, the Board of Directors of the Company formally adopted a plan to sell the operations of its Aviation and Entertainment units which were previously reported as separate business segments. As a result of the adoption of this plan, these operations were presented as discontinued operations until December 31, 2000.

At December 31, 2000, the Company had substantially completed its sales of the discontinued operations and classified the remaining unsold Aviation and Entertainment businesses as assets held for sale in its December 31, 2000 consolidated financial statements. These non-core businesses are reported in the Other segment at December 31, 2000 and for the year ended December 31, 2001. In addition at December 31, 2000, the Company classified its other non-core subsidiaries, Datacom, Inc. ("Datacom"), a contract manufacturing company located in Mexico, and Compania General de Sondeos, S.A. ("CGS"), an environmental and infrastructure company in Spain, as an asset held for sale. Datacom and CGS are reported in the Other segment and the Energy segment, respectively. In November 2000, the Company sold other non-core businesses including Applied Data Technology, Inc. ("ADTI") and its environmental consulting subsidiary. In November 2001, the Company sold Datacom.

In 1999, in transactions accounted for as purchases, Covanta acquired the shares of a Philippine diesel-fired power plant, a 74% interest in a Thailand gas-fired facility, a 90% interest in a Thailand company that operates and maintains several power plant facilities, the unowned 50% partnership interests in the Heber Geothermal Company, which owns a geothermal power plant in California, and Heber Field Company in California for a total cost of $58.5 million. The operations of these companies have been included in the Company's Consolidated Financial Statements from the dates of acquisition. In March 2002, the Company sold its entire interest in the two Thai companies (see Liquidity/Cash Flow).

In accordance with Statement of Financial Accounting Standards No. 144 (see below), prior period amounts related to assets held for sale and related liabilities have been reclassified in the 2001 condensed consolidated balance sheet.


Change in Accounting Principle:

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. All derivatives are required to be recorded in the balance sheet as either an asset or liability measured at fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged items in the Statements of Consolidated Operations and Comprehensive Income (Loss), and requires that a company must formally document, designate, and assess the effectiveness of derivatives that receive hedge accounting.

The Company's policy is to enter into derivatives to protect the Company against fluctuations in interest rates and foreign currency exchange rates as they relate to specific assets and liabilities. The Company's policy is to not enter into derivative instruments for speculative purposes.

The Company identified all derivatives within the scope of SFAS No. 133. The adoption of SFAS No. 133 did not have a material impact on the results of operations of the Company and increased both assets and liabilities recorded on the balance sheet by approximately $12.3 million on January 1, 2001. The $12.3 million relates to the Company's interest rate swap agreement that economically fixes the interest rate on certain adjustable rate revenue bonds reported in the Project Debt category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." The asset and liability recorded on January 1, 2001 were increased by $0.9 million during the year ended December 31, 2001 to adjust for an increase in the swap's fair value to $13.2 million at December 31, 2001. The carrying value of this asset and liability decreased to $12.5 million at March 31, 2002 and was $13.8 million at March 31, 2001.

The Company implemented SFAS No. 133 based on the current rules and guidance in place as of January 1, 2001 and has applied the guidance issued since then by the Financial Accounting Standards Board ("the FASB").

New Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. The adoption of SFAS No. 141 had no impact on the Company's financial position or results of operations.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires upon adoption the discontinuance of goodwill amortization, which the Company estimates would have been $0.2 million for the three months ending March 31, 2002. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption and to evaluate for impairment the carrying value of goodwill on an annual basis thereafter. The Company is in the process of performing that test and has not yet determined the effect of that requirement upon adoption of SFAS No. 142 on its financial position and results of operations. Identifiable intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," discussed below.

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

In August 2001, the FASB issued SFAS No. 144. The Company adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 applies to all long-lived assets, including assets held for sale. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less costs to sell. It also broadens this reporting to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position and results of operations but has required certain balance sheet reclassifications of these assets and liabilities at March 31, 2002 and December 31, 2001.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4 ("Reporting Gains and Losses from Extinguishment of Debt"), No. 44 ("Accounting for Intangible Assets of Motor Carriers") and No. 64 ("Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements"), Amendment of SFAS No. 13 ("Accounting for Leases") and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require application in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the current criteria for classification as an extraordinary item shall be reclassified. The provisions of this Statement related to SFAS No. 13 and the technical corrections are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. Early application of the provisions of SFAS No. 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 was issued. The Company has adopted the currently required provisions of SFAS No. 145 noted above without impact on its financial position or results of operations. The Company is accessing, but has not yet determined, the impact of the remaining required provisions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. Previously issued financial statements shall not be restated. The provisions of EITF Issue No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of that issue prior to the initial application of SFAS No. 146. The Company is currently assessing, but has not yet determined, the effect of adoption of SFAS No. 146 on its financial position and results of operations.

Assets Held for Sale and Related Liabilities:

All non-core businesses, including remaining Entertainment and Aviation businesses, are classified as assets held for sale in the Condensed Consolidated Balance Sheets. Those businesses held at December 31, 2001 and March 31, 2002 include: the Company's interest in certain entertainment assets in Argentina, Anaheim, California and Ottawa, Canada; and the Port Authority of New York and New Jersey related component of its aviation fueling business. The other non-core businesses classified as assets held for sale at December 31, 2001 were its Metropolitan Entertainment subsidiary - a concert promotion business ("Metropolitan") and CGS. Generally, a sale of net assets held for sale requires Bankruptcy Court approval and is subject to the notice and hearing requirements of the Bankruptcy Code.

The Company sold CGS in January 2002, but received no proceeds. In March 2002, the sale of substantially all of the assets of Metropolitan closed and the Company received gross cash proceeds of $3.1 million. On September 5, 2002 the Company sold Casino Iguazu (one of the entertainment assets in Argentina) for $3.5 million in cash. The proceeds from those sales, after estimated sale costs, approximated the December 31, 2001 carrying value.

The prior period amounts of net loss (gain) on sale of business have been reclassified in the 2001 condensed consolidated financial statements to conform with the current period presentation.

Subject to obtaining Bankruptcy Court approval, the Company expects to dispose of the remaining businesses as part of our plan of reorganization before our emergence from the Chapter 11 process. The successful completion of the disposition processes for remaining non-core assets and the financial impact may be affected by general economic conditions in the markets in which these assets must be sold and necessary regulatory and third party consents.

Assets held for sale and related liabilities at March 31, 2002 and December 31, 2001 were as follows (expressed in thousands of dollars):

                                                   March 31,       December 31,
                                                     2002             2001
                                                     ----             ----

Current Assets                                    $  58,604         $  57,556
Property, Plant and Equipment - Net                   1,279             4,044
Other Assets                                          3,242             6,348
                                                  ---------         ---------
Assets Held for Sale                              $  63,125         $  67,948
                                                  =========         =========

Current Liabilities                               $(212,240)        $(216,859)
Other Liabilities                                      (716)             (347)
                                                  ---------         ---------
Liabilities Related to Assets Held for Sale       $(212,956)        $(217,206)
                                                  =========         =========

In accordance with the provisions of SFAS No. 121, assets held for sale have not been depreciated commencing January 1, 2001, which had the effect of decreasing the loss before income taxes in 2001 by approximately $4.6 million and the loss before income taxes in the first quarter of 2002 by $0.2 million.

During the first quarter of 2001, the Company sold its Rome, Italy Aviation Ground Operations for gross proceeds of $9.9 million resulting in a realized gain of $1.9 million. In the remainder of 2001, the Company sold several other of aviation assets including its ground businesses in Spain and Colombia and the portion of its fueling business that does not serve airports operated by the Port Authority of New York and New Jersey ("Port Authority"). Gross cash proceeds in 2001 from the sales of businesses that were classified as assets held for sale were approximately $28.9 million.

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

The carrying value of the Company's assets relating to the Arrowhead Pond, the Centre and the Team (all as defined below) have been materially adversely affected by events occurring at the end of 2001 and in 2002 to date. On December 21, 2001 the Company announced that its inability to access the capital markets, the continuing delays in payment of remaining California energy receivables and delays in the sale of aviation and entertainment assets had adversely impacted Covanta's ability to meet cash flows covenants under its Master Credit Facility (see below). The Company also stated that the banks had provided a waiver for the covenants through January of 2002 only, had not agreed to provide the additional short term liquidity the Company had sought and that the Company was conducting a comprehensive review of its strategic alternatives.

On December 27, 2001 and January 16, 2002 the Company's credit rating was reduced by Moody's Investment Services Inc. and Standard & Poor's Rating Services. These downgrades triggered requirements to post in excess of $100 million in performance and other letters of credit for Energy projects for which the Company did not have available commitments under its Master Credit Facility. Subsequently, the Company's credit ratings were further reduced.

The Company required further waivers from its cash flow covenants under its Master Credit Facility for the period after January 2002. On January 31, 2002 the Company announced that it had obtained waivers through the end of March 2002, subject, however, to its meeting stringent cash balance requirements set by its banks.

Among other things, to meet the cash balance requirements the Company availed itself of the 30 day grace period with respect to interest due on March 1, 2002 on its 9.25% Debentures. In addition, the restrictions prevented contributions to the working capital needs of the Ottawa Senators Hockey Club Corporation (the "Team") of the National Hockey League (the "NHL"), the prime tenant of the Corel Centre near Ottawa, Canada (the "Centre").

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

With respect to the Centre and the Team, these events led to the termination, in 2002, of a pending sale of limited partnership interests and related recapitalization of the Team that, if completed as contemplated, would have been expected to stabilize the finances of the Team and the Centre for a considerable period of time. Given the Company's inability to fund short-term working capital needs of the Team, and given the events described above, the Company is not in a position to determine the timing and terms of disposition of the Team and the Centre in a manner most advantageous to the Company. Currently, a process is underway to dispose of both in conjunction with the NHL and the senior secured lenders to the Team.

Based upon all currently available information, including an initial offer to purchase dated June 20, 2002 and certain assumptions as to the future use, and considering the factors listed above, the Company recorded a pre-tax impairment charge as of December 31, 2001 of $140.0 million related to the Centre and the Team.

The $140.0 million charge, which was included in write-down of and liabilities related to assets held for sale in the 2001 Statement of Consolidated Operations and Comprehensive Loss, represents the Company's estimate of the net cost, before the deferred tax benefit of $21.2 million, to sell its interests in the Centre and Team and to be discharged of all related obligations and guarantees. However, in view of the proposed sales of these interests, and the need for approval by the Bankruptcy Court, DIP lenders and the NHL of such transactions, uncertainty remains as to the actual amount of the impairment and the deferred tax benefit.

The Company's guarantees at December 31, 2001 comprised a: (1) $19.0 million guarantee of the Team's subordinated loan payable; (2) $86.2 million guarantee of the senior term debt of the Centre; (3) $45.3 million guarantee of the senior subordinated debt of the Centre for which $6.3 million in cash collateral has been posted by the Company; (4) $3.1 million guarantee of senior secured term debt of the Team; (5) guarantee of the interest payments on $37.7 million of senior secured term debt of the Team; (6) guarantee to make working capital advances to the Centre from time to time in amounts necessary to cover any shortfall between certain operating cash flows, operating expenses and debt service of the Centre; and (7) $17.5 million cost for terminated foreign exchange currency swap agreements. The swap agreements had a notional amount of $130.6 million and were entered into by the Centre related to the $86.2 million senior term and $45.3 million senior subordinated debt. These swap agreements would have expired December 23, 2002 but were terminated by the counter-parties in May 2002.

The Company's guarantees at March 31, 2002 comprised all those at December 31, 2001, except for the guarantees of $19.0 million and $86.2 million which, as discussed below, resulted, in March 2002, in draws of letters of credit supporting the guarantees.

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

In March 2002, the holders of the subordinated debt of the Team required the Company to purchase such debt in the total amount (together with accrued and unpaid dividends) of $19.0 million and were paid that amount under a letter of credit for which the Company was the reimbursement party. In addition, in March, as the result of defaults occurring in 2002, the holders of the senior debt relating to the Centre required the Company to purchase such debt in the total amount (together with accrued and unpaid dividends) of $86.2 million and were paid that amount under a letter of credit for which the Company was the reimbursement party. The remaining series of subordinated debt of the Centre in the amount of $45.3 million is also subject to a put right pursuant to the terms of the underlying agreements. This amount has not been put to the Company, although the holder has the right to do so. However, the holders of this debt demanded payment of approximately $25.0 million of this amount from the Company's other lenders pursuant to certain loss sharing arrangements under the Intercreditor Agreement among the Company's Master Credit Facility lenders. Of this $25.0 million amount, on June 3, 2002, $9.2 million was paid to the holders of this debt. The remaining balance is a matter pending in the Bankruptcy Court. This $9.2 million, and any additional amount ultimately paid to the holders of this debt, is deemed to be pre-petition secured obligation of the Company.

The events set forth above have also materially adversely affected the Company's ability to manage the timing and terms on which to dispose of its interest and related obligations in the Arrowhead Pond in Anaheim, California (the "Arrowhead Pond"). The Company's limited ability to fund short term working capital needs at the Arrowhead Pond under the DIP Credit Facility (see below) and the need to resolve the bankruptcy case may create the need to dispose of the Arrowhead Pond presently when the concert business, a prime driver of revenues, is in substantial decline and attendance at the building is not at levels consistent with past experience. Based upon all currently available information, including a recently received valuation and certain assumptions as to the future use, and considering the effects of the events set forth above, the Company recorded an impairment charge as of December 31, 2001 of $74.4 million related to the Company's interest in the Arrowhead Pond.

The $74.4 million charge, which was included in write-down of and liabilities related to assets held for sale in the 2001 Consolidated Statement of Consolidated Operations and Comprehensive Loss, represents the write-off of the $16.4 million previous carrying amount at that date and the Company's $58.0 million estimate of the net cost to sell its interests in the long-term management agreement discussed in the following paragraph, before the deferred tax benefit of $20.9 million. However, in view of the proposed sales of this interest, and the need for approval by the Bankruptcy Court and DIP Lenders of such transactions, uncertainty remains as to the actual amount of the impairment and the deferred tax benefit.

A subsidiary of the Company is the manager of the Arrowhead Pond under a long-term management agreement. The Company and the City of Anaheim are parties to a reimbursement agreement to the financial institution which issued a letter of credit in the amount of approximately $117.2 million which provides credit support for Certificates of Participation issued to finance the Arrowhead Pond project. As part of its management agreement, the manager is responsible for providing working capital to pay operating expenses and debt service (including swap exposure and reimbursement of the lender for draws under the letter of credit including draws related to an acceleration by the lender of all amounts payable under the reimbursement agreement) if the revenues of the Arrowhead Pond are insufficient to cover these costs. The Company has guaranteed the obligations of the manager. The City of Anaheim has given the manager notice of default under the management agreement. In such notice, the City of Anaheim indicated that it did not propose to exercise its remedies at such time.

The Company is also the reimbursement party on a $26.0 million letter of credit and a $1.5 million letter of credit relating to a lease transaction for the Arrowhead Pond. The $26.0 million letter of credit, which is security for the lease investor, can be drawn upon the occurrence of an event of default. The $1.5 million letter of credit is security for certain indemnification payments under the lease transaction documents. The lease transaction documents require the Company to provide additional letter of credit coverage from time to time. The additional amount required for 2002 is estimated to be approximately $11.5 million, which the Company has not provided. Notices of default have been delivered in 2002 under the lease transaction documents. As a result of the default, parties may exercise remedies, including drawing on letters of credit and recovering fees to which the manager may be entitled for managing the Arrowhead Pond.

The Company's exposure upon the occurrence of an event of default under the lease transaction is estimated to be approximately $37.5 million, which is secured by the $26.0 million letter of credit among other things. The Company is also obligated to fulfill its indemnification obligations under the lease transaction documents, the amount of which cannot be determined at this time. Such indemnification obligations are secured in part by the $1.5 million letter of credit. The parties to the lease transaction have agreed to delay the exercise of remedies for the existing defaults until October 21, 2002. The Company is exploring alternatives and no additional impairment charge related to the lease transaction for the Arrowhead Pond was considered necessary at December 31, 2001 or March 31, 2002.

Earnings (Loss) Per Share:

                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                    -------------------------------------------------------------------------------------------

                                                        2002                                             2001
                                    -------------------------------------------------------------------------------------------
                                       Income          Shares       Per-Share           Income          Shares       Per-Share
                                    (Numerator)    (Denominator)     Amount          (Numerator)    (Denominator)      Amount
                                    -----------    -------------     ------          -----------    -------------      ------
                                                        (In thousands, except share and per share amounts)

Net income (loss)                   $   (50,952)                                     $     9,415

Less: preferred stock dividend               16                                               17
                                    -----------                                      -----------
Basic Earnings (Loss) Per Share         (50,968)        49,773       $  (1.02)             9,398         49,609        $  0.19
                                                                     ---------                                         -------
Effect of Dilutive Securities:

Stock options                                              (A)                                              207

Restricted stock                                           (A)                                               89

Convertible preferred stock                                (A)                                17            212

6% convertible debentures                                  (A)                                              (A)

5 3/4% convertible debentures                              (A)                                              (A)
                                    --------------------------                       --------------------------

Diluted Earnings (Loss) Per Share   $   (50,968)        49,773       $  (1.02)       $     9,415         50,117        $  0.19
                                    -------------------------------------------      -------------------------------------------

(A)      Antidilutive

Basic earnings per common share was computed by dividing net income (loss), reduced by preferred stock dividend requirements, by the weighted average of the number of shares of common stock outstanding during each period.

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

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was 3,805,000 in the first quarter of 2002 and 2,945,000 in the first quarter of 2001. Shares of common stock to be issued, assuming conversion of convertible preferred stock, the 6% convertible debentures, the 5 3/4% convertible debentures, stock options and unvested restricted stock issued to employees and directors were not included in computation of diluted earnings per share if to do so would have been antidilutive.

The common stock excluded from the calculation were 2,175,000 in the first quarter of 2002 and the first quarter of 2001 for the 6% convertible debentures; 1,524,000 in the first quarter of 2002 and the first quarter of 2001 for the 5 3/4% convertible debentures; 0 and 207,000 in the first quarter of 2002 and the first quarter of 2001, respectively for stock options, 198,000 and 212,000 in the first quarter of 2002 and the first quarter of 2001, respectively for convertible preferred stock; and 57,000 and 89,000 in the first quarter of 2002 and the first quarter of 2001 for unvested restricted issued to employees.

Special Charges:

As a result of the Company's Board of Directors' plan to dispose of its aviation and entertainment businesses, close its New York City headquarters, and its plan to exit other non-core energy businesses, the Company incurred various expenses in 1999 and future periods. These expenses have been recognized in its continuing and discontinued operations. In addition, the Company incurred various expenses in 2000 relating to its decisions to reorganize its development office in Hong Kong and its Energy headquarters in New Jersey. Certain of those charges related to severance costs for its New York City employees and Energy employees, contract termination costs of its former Chairman and Chief Executive Officer, office closure costs, and professional services related to the Energy reorganization.

The following is a summary of those costs and related payments made during the three months ended March 31, 2002 (expressed in thousands of dollars):


                                                    Adjustments During       Payments During
                                    Balance at      the Three Months Ended   the Three Months Ended    Balance at
                                    Dec. 31, 2001   March 31, 2002           March 31, 2002            March 31, 2002
                                    -------------   --------------           ---------------           --------------
Severance for approximately
     216 New York City employees    $   17,500            $   (1,700)            $    (800)              $   15,000
Severance for approximately
     80 Energy employees                 3,800                                      (1,100)                   2,700
Contract termination settlement            400                                                                  400
Bank fees                               11,000                24,000                (1,000)                  34,000
Office closure costs                       600                                                                  600
                                    ----------            ----------             ---------               ----------
                                    $   33,300            $   22,300             $  (2,900)              $   52,700
                                    ==========            ==========             =========               ==========

All 80 of the Energy employees were terminated during 2001. At March 31, 2002 only 11 New York employees remained employed by the Company. The unpaid balances due on or after April 1, 2002 for severance and other payments are subject to approval by the DIP lenders and Bankruptcy Court.

The bank fees for the first quarter of 2002 relate to the Company's Master Credit Facility (see Liquidity/Cash Flow). These fees were payable in March 2002 but remain unpaid and therefore will be resolved through the Company's bankruptcy proceedings.

Subsequent Events:

The Debtor and certain of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on April 1, 2002. In the Chapter 11 Cases, the Debtors obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. Among other things, these orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of certain prepetition employee salaries, wages, health and welfare benefits, retirement benefits and other employee obligations, (iii) authorize payment of prepetition obligations to certain critical vendors to aid the Debtors in maintaining the operation of their businesses, (iv) authorize the use of cash collateral and grant adequate protection in connection with such use, and (v) authorize post-petition financing.

Specifically with respect to post-petition financing, on April 5, 2002, the Bankruptcy Court also entered an interim order and on May 15, 2002 a final order authorizing the Debtors to enter into a debtor in possession financing facility (the "DIP Credit Facility") with the lenders who had participated in the Master Credit Facility (the "DIP Lenders"), and to grant first priority mortgages, security interests, liens and superiority claims on substantially all of the domestic assets of the Debtors, other than most assets related to its power production and waste-to-energy facilities which are subject to the liens of others in connection with such facilities. On July 26, 2002, the Bankruptcy Court overruled certain objections by holders of minority interests in two limited partnerships who disputed the inclusion of limited partnerships in the DIP Credit Facility. The Bankruptcy Court overruled these objections by an order dated August 2, 2002, although one of the objectors has appealed the order.

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

In addition, as debtors in possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assume" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "reject" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a potential claim for damages for the resulting breach thereof. In general, damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will assume or reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provision have yet been made for these items. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Debtors.

The United States Trustee for the Southern District of New York has appointed an Official Committee of Unsecured Creditors in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Code provides that the Debtors have an exclusive period during which they may file a plan of reorganization. The Debtors, however, have requested and obtained an extension of the exclusivity period and may further request that the Bankruptcy Court extend such exclusivity period and may seek further extensions in the future. The exclusivity period currently expires on November 27, 2002.

If the Debtors fail to file a plan of reorganization during the exclusivity period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite number and amount of voting classes before the expiration of the applicable period or if any party in interest successfully moves for the termination of exclusivity, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file a plan of reorganization. After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders belonging to impaired classes who are entitled to vote. Following the solicitation period, the Bankruptcy Court will hold a hearing to consider whether to confirm the plan in accordance with the applicable provisions of the Bankruptcy Code. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as otherwise provided under the Bankruptcy Code), and
(iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under those provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by one or more impaired classes of creditors or equity holders if certain requirements of the Bankruptcy Code are met. As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock are likely to receive no distributions on account of their equity interests under the plan of reorganization. Because of such possibility, the holders of the Company's capital stock are not expected to receive any value for their shares following the Chapter 11 process.

Since the Petition Date, the Debtors have been conducting businesses in the ordinary course. Management is evaluating their operations as part of the development of a plan of reorganization. The Company is currently beginning the initial stages of developing that plan of reorganization. In connection with a plan of reorganization, the Debtors are considering, among other things, (i) a strategic restructuring program to focus on the U.S. energy and water market,
(ii) expediting the dispositions of non-core assets, (iii) as a result, reduce overhead costs and (iv) a non-binding letter of intent with the investment firm of Kohlberg Kravis Roberts & Co. ("KKR") for a $225.0 million equity investment under which a KKR affiliate would acquire the Company upon emergence from Chapter 11 reorganization. During the Chapter 11 Cases, the Debtors may, subject to any necessary Bankruptcy Court and lender approvals, sell assets and settle liabilities for amounts other than those reflected in the financial statements. The Debtors are in the process of reviewing their operations and identifying those assets for disposition. The administrative and reorganization expenses resulting from Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

The Company is having active discussions with KKR regarding their proposed acquisition of the Company's business generally along the lines of the previously executed non-binding letter of intent. The Company is also analyzing its other alternatives, including continuing as a stand-alone entity. Any proposal for the acquisition of the Company would be subject to agreement on the price and terms of such transaction between the Company and the prospective purchaser. Were an agreement reached, it would be subject to Bankruptcy Court review, in which creditors and other claimants would have an opportunity to oppose such transaction, and procedures intended to confirm the fairness of the transaction. Therefore, whether any acquisition will occur, the price and terms at which such transaction would be accomplished and its impact on various claimants in the Chapter 11 proceedings is uncertain.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Operations:

Revenues and income (loss) from operations by segment for the three months ended March 31, 2002 and 2001 (expressed in thousands of dollars) were as follows:


     Information Concerning                                       Three Months Ended March 31,
     Business Segments                                             2002                 2001
------------------------------------------------------------------------------------------------
     Revenues:
     Energy                                                   $   228,611           $   223,887
     Other                                                          7,730                25,035
                                                              -----------           -----------
     Total Revenues                                           $   236,341           $   248,922
                                                              ===========           ===========

     Income (loss) from Operations:
     Energy, other than net gain (loss) on sale of businesses $    24,436           $    27,887
     Other, other than net gain (loss) on sale of businesses      (11,487)               (3,080)
     Net gain (loss) on sale of businesses                        (24,150)                1,855
                                                              -----------           -----------

     Total Income (Loss) from Operations                          (11,201)               26,662
     Corporate unallocated income
        and expenses-net                                          (38,088)               (3,750)
     Interest-net                                                  (7,899)               (7,440)
                                                              -----------           -----------
     Income (loss) from operations
        before income taxes and
        minority interests                                    $   (57,188)          $    15,472
                                                              ===========           ===========


As discussed below, total revenues for the first three months of 2002 were $12.6 million lower than the comparable period of 2001 reflecting a decrease in Other segment revenues of $17.3 million offset by an increase in Energy revenue of $4.7 million. Corporate unallocated income and expenses - net increased by $34.3 million in the first quarter of 2002 compared to the same period in 2001 due to the increases in selling, administrative and general and other expenses discussed below.

Service revenues in the first quarter of 2002 decreased $9.1 million compared to the first quarter of 2001. Energy service revenues in 2002 decreased $2.2 million primarily due to a decrease of $1.3 million related to the sale of CGS in January 2002. The Other segment's service revenues decreased $6.9 million due to the wind-down of many non-core businesses.

Electricity and steam sales revenue increased $5.6 million compared to the same period in 2001, attributable mainly to a $22.9 million increase due to the consolidation of Energy facilities in India in April 2001 offset by a $15.3 million decrease at California facilities due to scheduled maintenance outages and energy price decreases in the first quarter of 2002.

Construction revenues for the three months ended March 31, 2002 increased $3.0 million from the comparable period in 2001. The increase is mainly attributable to the Company's desalination project in Tampa, Florida, partially offset by the substantial completion of other projects.

Other sales - net for the first quarter of 2002 decreased $11.5 million compared to the first quarter of 2001 due mainly to the sale of the Datacom business in November 2001.

As discussed below, total costs and expenses in the first quarter of 2002 increased by $59.6 million compared to the first quarter of 2001.

Costs and expenses, other than construction costs, costs of goods sold, and selling, administrative and general expenses and other expenses, net, but including net interest expense, were essentially unchanged in the three months ended March 31, 2002 compared to the same period of 2001.

Construction costs increased by $5.9 million for the three months ended March 31, 2002 compared to the comparable period of 2001. The increase is mainly attributable to the Company's desalination project in Tampa, Florida, partially offset by the substantial completion of other projects.

Net loss on sale of businesses for the three months ended March 31, 2002 of $24.2 million primarily related to the sale of Energy assets in Thailand (see Liquidity/Cash Flow below) and a realized foreign currency loss related to the sale of CGS, also previously part of the Energy segment. Net gain on sale of business for the three months ended March 31, 2001 of $1.9 million related to the sale of the Company's aviation ground handling operations at the Rome, Italy airport, previously part of the Other segment.

Costs of goods sold for the first quarter of 2002 decreased by $10.9 million compared to the first quarter of 2001 due to the sale of the Datacom business in November 2001.

Other expenses - net for the three months ended March 31, 2002 compared to the same period in 2001 increased by $33.1 million due to fees related to the Master Credit Facility (see Special Charges) and bankruptcy costs.

The effective tax rate for the three months ended March 31, 2002 was 13.3% compared to 30.1% for the same period of 2001. This decrease in the effective rate is primarily due to deductions and foreign losses included in the GAAP loss in the current year period for which certain tax benefits were not recognized compared to pretax earnings in the prior period for which certain tax provisions were recorded.

Property, plant and equipment - net decreased $101.6 million during the first three months of 2002 due mainly to the sale of $82.5 million of Thailand fixed assets in March 2002 and depreciation expense of $22.3 million for the period.

See Basis of Presentation and Bankruptcy Filing and Assets Held for Sale and Related Liabilities for a discussion of the changes since December 31, 2001 in Assets Held for Sale and Liabilities Related to Assets Held for Sale.

Capital Investments and Commitments:

For the three months ended March 31, 2002, capital investments amounted to $2.8 million, virtually all of which related to Energy.

At March 31, 2002, capital commitments amounted to $7.8 million for normal replacement and growth in Energy. Other capital commitments for Energy as of March 31, 2002 amounted to approximately $12.9 million. This amount includes a commitment to pay, in 2008, $10.6 million for a service contract extension at an energy facility. In addition, this amount includes $2.3 million for an oil-fired project in India, which commenced operations in September 2001.

Covanta and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy, entertainment and other facilities. In the normal course of business, they also are involved in legal proceedings in which damages and other remedies are sought.

An Energy client community and the Company have several commercial disputes between them. Among these is a January 16, 2002 demand by the client community to provide a credit enhancement to a service agreement in the form of a $50 million letter of credit or a guarantee, following rating downgrades of the Company's unsecured corporate debt. On February 22, 2002, the client community issued a notice purporting to terminate its contract with the Company effective May 30, 2002 if such a credit enhancement was not provided, and also demanded an immediate payment of $2.0 million under the terms of the agreement. The Company believes such notice was improper and has commenced a lawsuit in state court with respect to such disputes, as well as the client community's right to terminate. This matter was removed to Federal court where the client community successfully moved to have the case remanded back to State Court rather than to the Bankruptcy Court as requested by the Company. It is likely that the client community will next seek summary judgement on this matter. Were this matter to be determined adversely to the Company, the contract could be terminated and the operating subsidiary and the Company, as guarantor, could incur substantial, pre-petition termination obligations. The Company continues to believe that further proceedings in this matter are stayed by the bankruptcy filing and that it has substantial defenses to the client community's claim that the contract has been properly terminated.

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

In addition at March 31, 2002, other than the commitments discussed above and those related to the Arrowhead Pond and the Centre and Team (discussed in Assets Held for Sale and Related Liabilities above), the letters of credit discussed above and in Liquidity/Cash Flow below, and the liabilities included in the Condensed Consolidated Balance Sheet, the Company has other recourse commitments, of approximately $165.0 million related to surety performance bonds, $130.0 million for operating leases and $65.0 million for other guarantees, all mainly related to Energy.

The Company is also engaged in ongoing investigation and remediation actions with respect to three airports where it provides aviation fueling services on a cost-plus basis pursuant to contracts with individual airlines, consortia of airlines and operators of airports. The Company currently estimates the costs of those ongoing actions will be approximately $1.0 million (over several years), and that airlines, airports and others should reimburse it for substantially all these costs. To date, the Company's right to reimbursement for remedial costs has been challenged successfully in one prior case in which the court found that the cost-plus contract in question did not provide for recovery of costs resulting from the Company's own negligence. That case did not relate to any of the airports described above. Except in that instance and one other, the Company has not been alleged to have acted with negligence. The Company has also agreed to indemnify various transferees of its divested airport operations with respect to certain known and potential liabilities that may arise out of such operations and in certain instances has agreed to remain liable for certain potential liabilities that were not assumed by the transferee. Accordingly, the Company may in the future incur liability arising out of investigation and remediation actions with respect to airports served by such divested operations to the extent the purchaser of these operations is unable to obtain reimbursement of such costs from airlines, airports or others. To date such indemnification has been sought with respect to one airport. Because the Company did not provide fueling services at that airport, it does not believe it will have significant obligations with respect to this matter. The Company is currently reviewing the potential impact of its filing under Chapter 11 on its exposure for these liabilities.

Liquidity/Cash Flow:

At March 31, 2002, the Company had approximately $91.6 million in cash and cash equivalents, of which $0.6 million related to assets held for sale and $20.0 million related to cash held in foreign bank accounts. On April 8, 2002 the Company paid approximately $4.0 million in fees related to its DIP Credit Facility discussed below.

Net cash provided by operating activities for the first quarter ended March 31, 2002 was consistent with the first quarter of 2001.

Net cash provided by investing activities was $51.0 million higher than the comparable period of 2001 due to increased gross proceeds from the sale of businesses of $26.2 million (see below), an increase in distributions from investees and joint ventures of $6.1 million and decreased investments and capital expenditures of $18.7 million.

Net cash used in financing activities for the first quarter of 2002 was $50.5 million compared to cash provided by financing activities of $5.9 million in the first quarter of 2001. This increase in cash used of $56.4 million is due primarily to decreased receipts of restricted cash of $194.1 million, offset by increased debt payments of $150.6 million.

As previously reported, the Company entered into a Revolving Credit and Participation Agreement (the "Master Credit Facility") on March 14, 2001. The Master Credit Facility is secured by substantially all of the Company's assets and matured on May 31, 2002 without being fully discharged by the DIP Credit Facility discussed below. This, along with non-compliance with certain required financial ratios also discussed below and possible other items, has caused the Company to be in default of its Master Credit Facility. However, on April 1, 2002, the Company and 123 of its subsidiaries each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code that, among other things, acts as a stay of enforcement of any remedies under the Master Credit Facility against any debtor company.

In connection with the bankruptcy petition, Covanta Energy Corporation and most of its subsidiaries have entered into a Debtor In Possession Credit Agreement (as amended, the "DIP Credit Facility") with the lenders who provided the revolving credit facility under the Master Credit Facility. On April 5, 2002, the Bankruptcy Court issued its interim order approving the DIP Credit Facility, and on May 15, 2002 a final order approving the DIP Credit Facility. On July 26, 2002, the Bankruptcy Court overruled certain objections by holders of minority interests in two limited partnerships who disputed the inclusion of limited partnerships in the DIP Credit Facility. The Bankruptcy Court overruled these objections by an order dated August 2, 2002, although the holders of such interests at one of the limited partnerships have appealed the order. The DIP Credit Facility terms are described below.

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

As of March 31, 2002, letters of credit had been issued in the ordinary course of business under the Master Credit Facility for the Company's benefit using up most of the available line under the facility. The Master Credit Facility also provided for the coordinated administration of certain letters of credit issued in the normal course of business to secure performance under certain energy contracts (totaling $203 million), letters of credit issued to secure obligations relating to the Entertainment and Aviation businesses (totaling $153 million) largely with respect to the Anaheim and Corel projects described above under "Capital Investments and Commitments," letters of credit issued in connection with the Company's insurance program (totaling approximately $39 million), and letters of credit used for credit support of the Company's equity bonds (totaling $127 million). Of these letters of credit, approximately $247 million secure indebtedness included in the Company's balance sheet and $87 million relate to other obligations. These letters of credit are generally available for drawing upon if the Company defaults on the obligations secured by the letters of credit or fails to provide replacement letters of credit as the current ones expire. The balance of $188 million relates principally to letters of credit securing the Company's obligation under Energy contracts to pay damages. Letters of credit supporting liabilities with respect to the Centre and the Team were drawn for a total amount of approximately $105.2 in March 2002.

Beginning in April 2002 as a result of the Company's failure to renew letters of credit securing the Company's adjustable rate revenue bonds, the trustees for those bonds declared the principal and accrued interest on such bonds due and payable immediately. Accordingly, letters of credit supporting these bonds have been drawn in the amount of $125.1 million, the bonds were redeemed and the Company is presently not able to reissue these bonds.

The financial covenants of the Master Credit Facility provide limits on: (i) the ratio of (a) the sum of Consolidated Operating Income (as shown in the Consolidated Statements of Operations), plus LOC Fees (defined in the Master Credit Facility as letter of credit fees, commitment fees, and amortization of agency and termination fees) to the extent included in Operating Income, and Minority Interest (as shown on the Consolidated Statement of Operations and Comprehensive Loss) to (b) the total interest expense on the Company's indebtedness, plus LOC Fees, less interest income; (ii) the ratio of the Company's net indebtedness to adjusted Earnings Before Interest and Taxes as defined, for the four quarters ended December 31, 2001; and (iii) the sum of capital stock, capital surplus and earned surplus as shown on the Company's Consolidated Balance Sheets. The Master Credit Facility provided that for the first quarter of 2001, consolidated net worth must exceed the amount of consolidated net worth shown on the Company's Consolidated Balance Sheet as of December 31, 2000. For each succeeding quarter, the permitted minimum net worth is increased by 75% of the Company's consolidated net income (but not net loss) for such quarter.

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

In 2001, the Company also began a wide-ranging review of strategic alternatives given the very substantial maturities in 2002, which far exceed the Company's cash resources. In this connection, throughout the last six months of 2001 and the first quarter of 2002, the Company sought potential minority equity investors, conducted a broad-based solicitation for indications of interest in acquiring the Company among potential strategic and financial buyers and investigated a combined private and public placement of equity securities. On December 21, 2001, in connection with a further amendment to the Master Credit Facility, the Company issued a press release stating its need for further covenant waivers and for access to short term liquidity. Following this release, the Company's debt rating by Moody's and Standard & Poor's was reduced below investment grade on December 27, 2001 and January 16, 2002, respectively. These downgrades further adversely impacted the Company's access to capital markets and triggered the Company's commitments to provide $100 million in additional letters of credit in connection with two waste-to-energy projects and the draws during March of 2002 of approximately $105.2 million in letters of credit related to the Centre and the Team. Despite the Company's wide-ranging search for alternatives, ultimately the Company was unable to identify any option which satisfied its obligations outside the Chapter 11 process. On March 1, 2002, the Company availed itself of the 30-day grace period provided under the terms of its 9.25% debentures due March 2022, and did not make the interest payment due March 1, 2002 at that time.

On April 1, 2002 the Company publicly announced that as a result of the review the Company:

         (1) Determined that reorganization under the Bankruptcy Code represents the only viable avenue to reorganize the Company's capital structure, complete the disposition of its remaining non-core entertainment and aviation assets, and protect the value of the energy and water franchise;

         (2) Entered into a non-binding Letter of Intent with the investment firm of KKR for a $225 million equity investment under which a KKR affiliate would acquire the Company upon emergence from Chapter 11; and

         (3) Announced a strategic restructuring program to focus on the U.S. energy and water market, expedite the disposition of non-core assets and, as a result, reduce overhead costs.

On April 1, 2002, Covanta Energy Corporation and 123 of its subsidiaries, each a debtor in possession (collectively, the "Debtors"), filed for protection under the Bankruptcy Code and accordingly did not make the interest payment on the 9.25% debentures due at that time.

The rights of Covanta's creditors will be determined as part of the Chapter 11 process. Existing common equity and preferred shareholders are not expected to participate in the new capital structure or realize any value.

In connection with its bankruptcy filing, the Company entered into the DIP Credit Facility, as amended. The DIP Credit Facility comprises two tranches. The Tranche A Facility provides the Company with a credit line of approximately $48.2 million, divided into $34 million commitments for cash borrowings under a revolving credit line and $14.2 million commitments for the issuance of new letters of credit. The Tranche B Facility consists of approximately $240.0 million commitments solely for the extension or issuance of, letters of credit to replace certain existing letters of credit.

Borrowings under the Tranche A Facility are subject to compliance with monthly and budget limits. The Company may utilize the amount available for cash borrowings under the Tranche A Facility to reimburse the issuers of letters of credit issued under the Tranche A Facility if and when such letters of credits are drawn, to fund working capital requirements and general corporate purposes of the Company relating to the Company's post-petition operations and other expenditures in accordance with a monthly budget and applicable restrictions typical for a Chapter 11 debtor in possession financing.

On April 8, 2002, under its DIP Credit Facility, the Company paid a one-time facility fee of approximately $1.0 million equal to 2% of the amount of Tranche A commitments, $2.5 million of agent fees and $0.5 million of lender advisor fees.

In addition, the Company will pay a commitment fee varying depending on utilization, between .50% and 1% of the unused Tranche A commitments. The Company will also pay a fronting fee for each Tranche A and Tranche B letter of credit equal to the greater of $500 and 0.25% of the daily amount available to be drawn under such letter of credit, as well as letter of credit fees of 3.25% on Tranche A letters of credit and 2.50% on Tranche B letters of credit, calculated over the daily amount available for drawings thereunder.

Outstanding loans under the Tranche A Facility and the Tranche B Facility bear interest at the Company's option at either the prime rate plus 2.50% or the Eurodollar rate plus 3.50%.

The DIP Credit Facility contains covenants which restrict (1) the incurrence of additional debt, (2) the creation of liens, (3) investments and acquisitions,
(4) contingent obligations and performance guarantees and (5) disposition of assets. Currently, the Company is in compliance with these covenants.

In addition, the DIP Credit Facility includes the following reporting covenants:

1. Cash flow; (a) biweekly operating and variance reports and monthly compliance reports, and (b) monthly budget and 13 week forecast updates;

2. Financial statements; (a) deliver Form 10K and Forms 10Q within 120 days and 60 days, respectively of the end of the reporting periods, (b) provide projected financial statements prepared in accordance with GAAP for the year ending December 31, 2002 and the first quarter of 2003 and (c) deliver a schedule setting forth the quarterly minimum cumulative consolidated operating income for April 1, 2002 through March 31, 2003. To then remain in compliance, quarterly operating income cannot be less than the amount provided.

3.  Other; (a) deliver, when available, the Chapter 11 restructuring plan, and
    (b) provide other information as reasonably requested by the DIP Lenders.

Currently the Company is not in compliance with the reporting covenants described in 2 (a) and (b) above, but shortly expects to provide the required information to the DIP Lenders.

The Company has also received notices of default related to certain indebtedness of the Company (see Part II - Item 3 - Default Under Senior Securities).

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

The Company believes that the DIP Credit Facility, when taken together with the Company's own funds, provide it sufficient liquidity to continue to operate its core businesses during the Chapter 11 proceeding. Moreover, the legal provisions relating to Chapter 11 proceedings are expected to provide a legal basis for maintaining the Company's business intact while it is being reorganized. However, the outcome of the Chapter 11 proceedings and renewal of the DIP Credit Facility, if necessary, are not within the Company's control and no assurances can be made with respect to the outcome of these efforts.

In the Chapter 11 Cases, the Debtors obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. Among other things, these orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of certain pre-petition employee salaries, wages, health and welfare benefits, retirement benefits and other employee obligations, (iii) authorize payment of pre-petition obligations to certain critical vendors to aid the Debtors in maintaining the operation of their businesses, (iv) authorize the use of cash collateral and grant adequate protection in connection with such use, and (v) authorize post-petition financing.

On March 28, 2002, following approval from the Master Credit Facility lenders, three of the Company's subsidiaries sold their interests in two power plants and an operating and maintenance contractor based in Thailand. The total sale price for all three interests of approximately $35.0 million was less than the net carrying value of the interests of approximately $57.7 million at December 31, 2001. In the three months ending March 31, 2002, the Company, therefore, realized a net loss of approximately $23.6 million on this sale, after deducting costs relating to the sale.

At March 31, 2002 and December 31, 2001, the Company had no intention of selling any other Asian Energy assets. The Company may consider a variety of different strategies as the bankruptcy process proceeds. If the Company were to adopt a formal plan to sell its remaining Asian portfolio in the current market environment, there would be an impairment charge, currently not determinable, for a significant portion of the approximate $258.5 million net book value at March 31, 2002. The ultimate sale of these assets, if any, would be subject to approval by the DIP Credit Facility lenders and may be subject to approval by the Bankruptcy Court.

The Company is having active discussions with KKR regarding their proposed acquisition of the Company's business generally along the lines of the previously executed non-binding letter of intent. The Company is also analyzing its other alternatives, including continuing as a stand-alone entity. Any proposal for the acquisition of the Company would be subject to agreement on the price and terms of such transaction between the Company and the prospective purchaser. Were an agreement reached, it would be subject to Bankruptcy Court review, in which creditors and other claimants would have an opportunity to oppose such transaction, and procedures intended to confirm the fairness of the transaction. Therefore, whether any acquisition will occur, the price and terms at which such transaction would be accomplished and its impact on various claimants in the Chapter 11 proceedings is uncertain.

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

On March 26, 2001 the California Public Utilities Commission (the "CPUC") approved a substantial rate increase and directed the utilities to make payments to suppliers for current energy deliveries. SCE has made payments for energy delivered since March 26, 2001. On April 6, 2001, PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Since that time PG&E is also in compliance with the CPUC order and is making payments for current energy deliveries.

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

On October 30, 2001, the Company transferred $14.9 million of the outstanding PG&E receivables for $13.4 million to a financial institution. Of this amount, $8.5 million (which related to receivables not subject to pricing disputes with PG&E) was paid in cash immediately. The balance, $4.9 million (which related to receivables to which there are pricing disputes) was placed in escrow until the resolution of those disputes, the payment of the receivables by PG&E, or the conclusion of the PG&E bankruptcy. The remaining $1.5 million represents the 10% discount charged by the financial institution.

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

SCE paid 100% of their past due receivables on March 1, 2002, and PG&E has paid five-twelfths of their past due receivables through June 28, 2002, in accordance with an agreed-upon twelve-month payment schedule. The Company believes it will ultimately receive payment of all these outstanding receivables. Therefore, at December 31, 2001, the Company reversed approximately $15.8 million of the reserves leaving $3.6 million. That remaining reserve applies to the discount incurred by the Company in transferring the receivables since that amount of the receivables will not be collected. Upon receipt of those payments from SCE and PG&E, the Company also reversed $27.9 million of the liabilities recorded upon the transfer of the receivables, leaving a liability balance of $2.3 million on June 30, 2002. As of March 31, 2002 and December 31, 2001, the Company had outstanding gross receivables (including the Company's 50% interest in several partnerships) from these two utilities of approximately $29.7 million and $71.6 million, respectively. The Company believes it will ultimately receive payments in full of the net amount of these receivables, subject to the discounting previously incurred.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as discussed in the following paragraphs, there have been no significant changes in the Company's market risk sensitive assets and liabilities for the quarter ended March 31, 2002 from the amounts reported at December 31, 2001.

However, the sensitivity analyses reported at December 31, 2001 do not reflect any changes due to the deterioration in the Company's credit rating, and therefore, the interest rate spreads and discount rates used to determine the cash flows and fair values of the Company's debt at December 31, 2001 may differ significantly from those that would be used based on current information.

See Assets Held for Sale and Related Liabilities and Liquidity/Cash Flow for a discussion of the changes affecting the Company's credit rating, funding of obligations related to the Centre and Team, sale of Thai assets and debt repayment defaults.

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


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 1, 2002, the Debtors filed their respective petitions for protection under Chapter 11 of the Bankruptcy Code. The petitions were filed in the U.S. Bankruptcy Court for the Southern District of New York, and are being jointly administered under the lead case, In re Ogden New York Services, Inc., No. 02-40826 (CB). (Generally, all actions against the Debtors are stayed during the pendency of the Chapter 11 proceedings).

The Company is party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assesses the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, records an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcome is recorded. The final consequences of these proceedings are not presently determinable, however, all such claims, lawsuits and pending actions arising prior to April 1, 2002 must be resolved through confirmation of the Company's plan of reorganization as such plan may be approved by the Bankruptcy Court.

The Company's operations are subject to various Federal, state and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, CERCLA and the Resource Conservation and Recovery Act (the "RCRA"). Although the Company's operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, the Company believes that it is in substantial compliance with existing environmental laws and regulations.

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

The Company is engaged in ongoing investigation and remediation actions with respect to three airports where it provides aviation fueling services on a cost-plus basis pursuant to contracts with individual airlines, consortia of airlines and operators of airports. The Company currently estimates the costs of those ongoing actions (determined as of March 2002) will be approximately $1.0 million (over several years), and that airlines, airports and others should reimburse it for substantially all these costs. To date, the Company's right to reimbursement for remedial costs has been challenged successfully in one prior case in which the court found that the cost-plus contract in question did not provide for recovery of costs resulting from the Company's own negligence. That case did not relate to any of the airports described above. Except in that instance, and in the American/United litigation noted below, the Company has not been alleged to have acted with negligence. The Company has also agreed to indemnify various transferees of its divested airport operations with respect to certain known and potential liabilities that may arise out of such operations and in certain instances has agreed to remain liable for certain potential liabilities that were not assumed by the transferee. Accordingly, the Company may in the future incur liability arising out of investigation and remediation actions with respect to airports served by such divested operations to the extent the purchaser of these operations is unable to obtain reimbursement of such costs from airlines, airports or others. To date such indemnification has been sought with respect to one airport. Because the Company did not provide fueling services at that airport, it does not believe it will have significant obligations with respect to this matter. The Company is currently reviewing the potential impact of its filing under Chapter 11 on its exposure for these liabilities.

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

(a) Environmental Matters

         (i) On June 8, 2001, the Environmental Protection Agency ("EPA") named Ogden Martin Systems of Haverhill, Inc. as one of 2000 Potentially Responsible Parties ("PRPs") at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire (the "Site"). The EPA alleges that the Haverhill facility disposed approximately 45,000 gallons of waste oil at the Site, a former recycling facility. The total volume of waste allegedly disposed by all PRPs at the Site is estimated by the EPA as approximately 14,519,232 gallons. The EPA alleges that the costs of response actions completed or underway at the Site total approximately $14.9 million, exclusive of interest, and estimates that the total cost of cleanup of this site will be an additional $70.0 million. A PRP group has formed and the Company is participating in PRP group discussions towards settlement of the EPA's claims. As a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time.

         (ii) On April 9, 2001, Ogden Ground Services, Inc. and Ogden Aviation, Inc. (collectively "Ogden"), together with approximately 250 other parties, were named by Metropolitan Dade County, Florida (the "County") as PRPs, pursuant to CERCLA, RCRA and state law, with respect to an environmental cleanup at Miami International Airport (the "Airport"). The County alleges that, as a result of releases of hazardous substances, petroleum, and other wastes to soil, surface water, and groundwater at the Airport, it has expended over $200.0 million in response and investigation costs and expects to spend an additional $250.0 million to complete necessary response actions. An Interim Joint Defense Group has been formed among PRPs and discovery of the County's document archive is underway. A tolling agreement has been executed between PRPs and the County in order to allow for settlement discussions to proceed without the need for litigation. As a result of uncertainties regarding the source and scope of the contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time. The Company is currently reviewing the potential impact of its filing under Chapter 11 on its exposure for these liabilities, which arise from divested operations.

         (iii) On May 25, 2000 the California Regional Water Quality Control Board, Central Valley Region (the "Board"), issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station ("Chinese Station"), a general partnership in which one of the Company's subsidiaries owns 50% and which operates a wood-burning power plant located in Jamestown, California. This order arises from the use as fill material, by Chinese Station's neighboring property owner, of boiler bottom ash generated by Chinese Station. The order was issued jointly to Chinese Station and to the neighboring property owner as co-respondents. Chinese Station completed the cleanup during the summer of 2001 and submitted its Clean Closure Report to the Board on November 2, 2001. This matter remains under investigation by the Board and other state agencies with respect to alleged civil and criminal violations associated with the management of the material. Chinese Station believes it has valid defenses, and has pending a petition for review of the order. Settlement discussions in this matter are underway.

         (iv) On January 4, 2000 and January 21, 2000, United Air Lines, Inc. ("United") and American Airlines, Inc. ("American"), respectively, named Ogden New York Services, Inc. ("Ogden New York"), in two separate lawsuits filed in the Supreme Court of the State of New York. The lawsuits seek judgment declaring that Ogden New York is responsible for petroleum contamination at airport terminals formerly or currently leased by United and American at New York's Kennedy International Airport. These cases have been consolidated for joint trial. Both United and American allege that Ogden negligently caused discharges of petroleum at the airport and that Ogden New York is obligated to indemnify the airlines pursuant to the Fuel Services Agreements between Ogden New York and the respective airlines. United and American further allege that Ogden New York is liable under New York's Navigation Law, which imposes liability on persons responsible for discharges of petroleum, and under common law theories of indemnity and contribution.

               The United complaint is asserted against Ogden New York, American, Delta Air Lines, Inc., Northwest Airlines Corporation and American Eagle Airlines, Inc. United is seeking $1.5 million in technical contractor costs and $432,000 in legal expenses related to the investigation and remediation of contamination at the airport, as well as a declaration that Ogden and the airline defendants are responsible for all or a portion of future costs that United may incur.

               The American complaint, which is asserted against both Ogden New York and United, sets forth essentially the same legal basis for liability as the United complaint. American is seeking reimbursement of all or a portion of $4.6 million allegedly expended in cleanup costs and legal fees it expects to incur to complete an investigation and cleanup that it is conducting under an administrative order with the New York State Department of Environmental Conservation. The estimate of those sums alleged in the complaint is $70.0 million.

               The Company disputes the allegations and believes that the damages sought are overstated in view of the airlines' responsibility for the alleged contamination and that the Company has other defenses under its respective leases and permits with the Port Authority. The matter has been stayed as a result of the Company's Chapter 11 filing.


         (v) On December 23, 1999 Allied Services, Inc. ("Allied") was named as a third party defendant in an action filed in the Superior Court of the State of New Jersey. The third-party complaint alleges that Allied generated hazardous substances to a reclamation facility known as the Swope Oil and Chemical Company Site, and that contamination migrated from the Swope Oil Site. Third-party plaintiffs seek contribution and indemnification from Allied and over 90 other third-party defendants for costs incurred and to be incurred to cleanup. This action was stayed, pending the outcome of first- and second-party claims. The Company has received no further notices in this matter since the stay was entered. As a result of uncertainties regarding the source and scope of contamination, the large number of potentially responsible parties and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time.

               On January 12, 1998, the Province of Newfoundland filed an Information Against Airconsol Aviation Services Limited ("Airconsol") alleging that Airconsol violated provincial environmental laws in connection with a fuel spill on or about January 14, 1997 at Airconsol's fuel facility at the Deer Lake, Canada Airport. This previously reported matter was resolved satisfactorily to the Company.

(b) Other Matters

         (i) In 1985, the Company sold all of its interests in several manufacturing subsidiaries, some of which used asbestos in their manufacturing processes and one of which was Avondale Shipyards, now operated as a subsidiary of Northrop Grumman Corporation. Some of these sold subsidiaries have been and continue to be parties to litigation relating to asbestos primarily from workplace exposure. The Company has been named as a party to one such case filed in 2001 in which there are 45 other defendants. The case, which is in its early stages and is stayed against the Company by the Chapter 11 proceding, appears to assert that the Company is liable on theories of successor liability. Before the Company's bankruptcy filing, the Company had filed for its dismissal from the case on the basis that it is not a successor to the subsidiary that allegedly caused the plaintiffs' asbestos exposure. The Company does not believe it is liable to persons who may assert claims for asbestos related injuries relating to the operations of its former subsidiaries.

         (ii) As previously disclosed, the Company commenced litigation challenging the Client Communities' notice purporting to terminate its contract with the Company for the Onondaga County, New York, waste to energy facility. On August 13, 2002 the federal court in which such matter was pending granted the Client Communities motion to remand the matter to state court and denied the Company's motion to transfer the matter to the Bankruptcy Court. Were the case to continue in state court, it is likely that the Client Community would seek a summary judgment on this matter. Were this matter to be determined adversely to the Company, the contract could be terminated and the operating subsidiary and the Company, as guarantor, could incur substantial, pre-petition termination obligations. The Company continues to believe that further proceedings in this matter are stayed by the bankruptcy filing and that it has substantial defenses to the Client's Communities that the contract has been properly terminated.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

(a)      Indebtedness

         As previously disclosed, on April 1, 2002, Covanta Energy Corporation and certain of its domestic subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code. With respect to the following indebtedness, and in connection with its Chapter 11 filing, the Company has ceased to pay principal and interest as they accrued. Enforcement of remedies under these items of indebtedness as a result of defaults (including payment defaults and any default purporting to occur as a result of the filing) is stayed under the Bankruptcy Code and orders entered into by the Bankruptcy Court.

--------------------------------------------------------------------------------
                Indebtedness             Amount of Default and Total Arrearage
                                                    as of August 2002
--------------------------------------------------------------------------------
9.25% Debentures                      $100 million of principal as of April 1,
                                      2002 plus interest from September 1, 2001.
--------------------------------------------------------------------------------
6% Convertible Debentures             $85 million of principal as of April 1,
                                      2002 plus interest from June 1, 2001.
--------------------------------------------------------------------------------
5.75% Convertible Debentures          $63.6 million of principal as of April 1,
                                      2002 plus interest accruing from
                                      October 20, 2001.
--------------------------------------------------------------------------------
Master Credit Facility                Approximately $230 million of principal
                                      plus interest of funded obligations and
                                      $397 million of unfunded obligations with
                                      respect to letters of credit.
--------------------------------------------------------------------------------

         The Company continues to pay on a timely basis principal and interest on indebtedness relating to its waste to energy facilities and classified on its balance sheet as project debt. The project debt associated with the financing of waste-to-energy facilities is generally arranged by municipalities through the issuance by governmental entities of tax-exempt and taxable revenue bonds. Payment obligations for the project debt associated with waste to energy facilities are limited recourse to the revenues and property, plant and equipment of the operating subsidiary and non-recourse to the Company, subject to operating performance guarantees and commitments by the Company. The automatic stay provided under the Bankruptcy Code and orders entered into by the Bankruptcy Court would prevent the obligees from exercising remedies under any of the project debt that might otherwise be deemed to be in default by reason of the Chapter 11 filing.

         In respect to the City of Anaheim, California $126,500,000 Certificates of Participation (1993 Arena Financing Project), the City of Anaheim sent a notice of default under the Management Agreement for the Arrowhead Pond of Anaheim which could constitute a default under a letter of credit reimbursement agreement with Credit Suisse First Boston. The outstanding principal amount of the named securities is $115.8 million as of the date of this filing (supported by a letter of credit that is included in the unfunded letters of credit referred to above under "Master Credit Facility").

(b)      Dividends on Preferred Stock

         As disclosed in Note 16 to the Annual Report filed on Form 10-K, in connection with its Chapter 11 filing, the Company suspended the declaration and payment of dividends on its Series A $1.875 Cumulative Convertible Preferred Stock. Under the terms governing the Series A $1.875 Cumulative Convertible Preferred Stock, the dividends due for the second quarter of 2002 accumulate without interest or penalty in the amount of $1.875 per share, currently totaling $15,491.72 per quarter. Despite this accumulation of dividend, the holders of the preferred shares are not expected to receive any future dividends on or any value for these shares following the Chapter 11 process.

(c)      Other Matters

         The Company has also not made any distributions to its partners under the agreements governing the Covanta Huntington Limited Partnership and the Covanta Onondaga Limited Partnership. The amounts that would have been distributed to the Company's partners in these two partnerships have been set aside in segregated accounts pursuant to the Bankruptcy Court's order, and distributions will not be paid to such partners until further order of the Court.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: September 13, 2002                 COVANTA ENERGY CORPORATION
                                         (Registrant)



                                         By: /s/ Scott G. Mackin
                                             --------------------------------
                                             Scott G. Mackin
                                             President and Chief Executive
                                             Officer


                                         By: /s/ William J. Keneally
                                             --------------------------------
                                             William J. Keneally
                                             Senior Vice President
                                             and Chief Accounting Officer

                             Certification Required
      by Rules 13a-14 and l5d-14 under the Securities Exchange Act of 1934

I, Scott G. Mackin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Covanta Energy Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: September 13, 2002
      ------------------
                                          /s/ Scott G. Mackin
                                          --------------------------------------
                                          Scott G. Mackin
                                          President and Chief Executive Officer

                             Certification Required
      by Rules 13a-14 and l5d-14 under the Securities Exchange Act of 1934

I, William J. Keneally, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Covanta Energy Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: September 13, 2002
      ------------------
                                          /s/ William J. Keneally
                                          --------------------------------------
                                          William J. Keneally
                                          Senior Vice President
                                          and Chief Accounting Officer

                             Certification Required
      by Rules 13a-14 and l5d-14 under the Securities Exchange Act of 1934

I, Louis M. Walters, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Covanta Energy Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: September 13, 2002
      ------------------

                                           /s/ Louis M. Walters
                                           -------------------------------------
                                           Louis M. Walters
                                           Vice President and Treasurer