Form 10-Q
period 2002-06-30
COVANTA ENERGY CORP
filed 2002-11-13
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

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

Yes |_|    No  |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's Common Stock outstanding as of November 1, 2002 was 49,827,651 shares. The number of shares of the registrant's $1.875 Cumulative Convertible Preferred Stock (Series A) outstanding as of November 1, 2002 was 33,049 shares.

                          PART 1. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

                                                            FOR THE SIX MONTHS         FOR THE THREE MONTHS
                                                               ENDED JUNE 30,              ENDED JUNE 30,
                                                         -------------------------    ------------------------
                                                             2002        2001            2002          2001
                                                         -------------------------    ------------------------
                                                         (In Thousands of Dollars, Except per Share Amounts)


Service revenues                                          $ 263,157   $ 288,264       $ 132,579    $ 149,432
Electricity and steam sales                                 184,918     176,959          95,411       93,068
Equity in income from unconsolidated subsidiaries             8,411      12,036           4,556        7,554
Construction revenues                                        22,544      20,828          10,150       10,589
Other sales-net                                                          21,003                        9,525
Other-net                                                        44      29,730              37       29,730
                                                          ---------   ---------       ---------    ---------
     Total  revenues                                        479,074     548,820         242,733      299,898
                                                          ---------   ---------       ---------    ---------
Plant operating expenses                                    274,196     267,324         140,763      133,744
Construction costs                                           21,332      30,930           8,684       23,560
Depreciation and amortization                                50,152      49,934          24,716       26,157
Debt service charges-net                                     42,938      43,089          20,912       22,354
Other operating costs and expenses                           18,953      29,552           5,153       17,642
Net loss (gain) on sale of businesses                        24,150      (2,192)                        (337)
Costs of goods sold                                                      21,541                       10,611
Selling,administrative and general expenses                  32,006      38,632          12,972       21,545
Project development costs                                     2,641       2,912           1,428        1,186
Other-net                                                    32,021       7,163          (1,869)       6,413
Write down of assets held for use                           100,647                     100,647
Write-down of and obligations related
     to assets held for sale                                 40,000       1,691          40,000        1,691
                                                          ---------   ---------       ---------    ---------
     Total costs and expenses                               639,036     490,576         353,406      264,566
                                                          ---------   ---------       ---------    ---------

Operating income (loss)                                    (159,962)     58,244        (110,673)      35,332
Interest expense (net of interest income of
     $1,156, $6,157, $506 and $2,314,
     respectively and excluding post-petition
     contractual interest expense of $2,400 for the six
     and three month periods ended in 2002)                 (16,424)    (14,580)         (8,525)      (7,140)
Reorganization items                                        (15,966)                    (15,966)
                                                          ---------   ---------       ---------    ---------

Income (loss) before income taxes, minority interests
     and the cumulative effect of change
     in accounting principle                               (192,352)     43,664        (135,164)      28,192

Income taxes                                                  4,296     (16,764)         (3,282)     (12,106)
Minority interests                                           (4,463)     (3,027)         (3,121)      (1,628)
                                                          ---------   ---------       ---------    ---------

Income (loss) from operations before change in
     accounting principle                                  (192,519)     23,873        (141,567)      14,458

Cumulative effect of change in accounting principle          (7,842)
                                                          ---------   ---------       ---------    ---------
Net Income (Loss)                                          (200,361)     23,873        (141,567)      14,458
                                                          ---------   ---------       ---------    ---------
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustments(net of
     income taxes of ($415), $425, $0
     and $298, respectively                                  (1,400)     (2,089)           (267)      (1,365)
Less reclassification adjustment for translation
     adjustment included in loss from operations              1,233                           -
Unrealized holding losses arising during period                (177)                       (173)           -
                                                          ---------   ---------       ---------    ---------
Other comprehensive income (loss)                              (344)     (2,089)           (440)      (1,365)
                                                          ---------   ---------       ---------    ---------

Comprehensive Income (loss)                               $(200,705)  $  21,784       $(142,007)   $  13,093
                                                          ==========  =========       ==========   =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Income(loss) from operations                              $   (3.87)  $    0.48       $   (2.84)   $    0.29
Cumulative effect of change in accounting principle           (0.16)
                                                          ---------   ---------       ---------    ---------
Net Income (Loss) per share                               $   (4.03)  $    0.48       $   (2.84)   $    0.29
                                                          =========   =========       =========    =========


            See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,               DECEMBER 31,
                                                                          2002                       2001
                                                                -----------------------------------------------
                                                              (In Thousands of Dollars, Except per Share Amounts)
Assets
Current Assets:
Cash and cash equivalents                                                    $    84,648    $    86,773
Restricted funds held in trust                                                    95,787         93,219
Receivables (less allowances of $17,076 and $16,444, respectively)               268,626        306,712
Deferred income taxes                                                             27,500         27,500
Prepaid expenses and other current assets                                         88,795        102,470
Assets held for sale                                                              14,540         67,948
                                                                             -----------    -----------
     Total current assets                                                        579,896        684,622
Property, plant and equipment-net                                              1,693,661      1,901,311
Restricted funds held in trust                                                   168,563        167,009
Unbilled service and other receivables                                           153,172        150,825
Unamortized contract acquisition costs-net                                        57,712         82,325
Goodwill-net                                                                                      9,878
Other intangible assets-net                                                        7,909          8,439
Investments in and advances to investees and joint ventures                      163,804        183,231
Other assets                                                                      55,941         59,512
                                                                             -----------    -----------

Total Assets                                                                 $ 2,880,658    $ 3,247,152
                                                                             ===========    ===========

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current liabilities:
Current portion of long-term debt                                            $     3,450    $    13,089
Current portion of project debt                                                  116,932        113,112
Convertible subordinated debentures                                                             148,650
Accounts payable                                                                  16,182         37,142
Federal and foreign income taxes payable                                           6,529          5,955
Obligations related to assets held for sale                                                     217,206
Accrued expenses                                                                 268,727        362,388
Deferred income                                                                   41,321         42,694
                                                                             -----------    -----------
     Total current liabilities                                                   453,141        940,236
Long-term debt                                                                    38,781        298,602
Project debt                                                                   1,192,736      1,302,381
Deferred income taxes                                                            266,810        323,669
Deferred income                                                                  156,302        161,525
Other liabilities                                                                 91,058        174,345
Liabilities subject to compromise                                                843,359
Minority interests                                                                32,754         40,150
                                                                             -----------    -----------
Total liabilities                                                              3,074,941      3,240,908
                                                                             -----------    -----------

Shareholders' Equity (Deficit):
Serial cumulative convertible preferred stock, par value $1.00 per share;
     authorized, 4,000,000 shares; shares outstanding : 33,049 and 33,480,
     respectively, net of treasury shares of 29,820                                   33             34
Common stock,par value $.50 per share;authorized, 80,000,000 shares;
     shares outstanding: 49,827,651 and 49,835,076, respectively, net of
     treasury shares of 4,121,950 and 4,111,950, respectively                     24,914         24,918
Capital surplus                                                                  188,214        188,371
Notes receivable from key employees for common stock issuance                       (870)          (870)
Unearned restricted stock compensation                                              (308)          (664)
Deficit                                                                         (405,639)      (205,262)
Accumulated other comprehensive loss                                                (627)          (283)
                                                                             -----------    -----------

     Total Shareholders' Equity (Deficit)                                       (194,283)         6,244
                                                                             -----------    -----------

Total Liabilities and Shareholders' Equity (Deficit)                         $ 2,880,658    $ 3,247,152
                                                                             ===========    ===========


       See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)




                                                               For The Six months ended              For The Year ended
                                                                    June 30, 2002                    December 31, 2001
                                                                 Shares       Amounts              Shares        Amounts
                                                             ----------------------------------------------------------------
                                                              (In Thousands of Dollars, Except Share and Per Share Amounts)
Serial Cumulative Convertible Preferred
Stock, par value $1.00 per share;
authorized, 4,000,000 shares:
Balance at beginning of period                                      63,300          $ 64              65,402            $ 66
Shares converted into common stock                                    (431)           (1)             (2,102)             (2)
                                                             ----------------------------      ------------------------------
Total                                                               62,869            63              63,300              64
Treasury shares                                                    (29,820)          (30)            (29,820)            (30)
                                                             ----------------------------      ------------------------------
Balance at end of period(aggregate involuntary
  liquidation value-2002, $666,000)                                 33,049            33              33,480              34
                                                             ----------------------------      ------------------------------

Common Stock, par value $.50 per share;
authorized, 80,000,000 shares:
Balance at beginning of year                                    53,947,026        26,974          53,910,574          26,956
Exercise of stock options                                                                             23,898              12
Conversion of preferred shares                                       2,575             1              12,554               6
                                                             ----------------------------      ------------------------------
Total                                                           53,949,601        26,975          53,947,026          26,974
                                                             ----------------------------      ------------------------------
Treasury shares at beginning of year                             4,111,950         2,056           4,265,115           2,133
(Issuance) cancellation of restricted stock                         10,000             5            (114,199)            (57)
Exercise of stock options                                                                            (38,966)            (20)
                                                             ----------------------------      ------------------------------
Treasury shares at end of period                                 4,121,950         2,061           4,111,950           2,056
                                                             ----------------------------      ------------------------------

Balance at end of period                                        49,827,651        24,914          49,835,076          24,918
                                                             ----------------------------      ------------------------------

Capital surplus:
Balance at beginning of period                                                   188,371                             185,681
Exercise  of stock options                                                                                               776
Issuance (cancellation) of restricted stock                                         (157)                              1,918
Conversion of preferred shares                                                                                            (4)
                                                                           --------------                    ----------------

Balance at end of period                                                         188,214                             188,371
                                                                           --------------                    ----------------

Notes receivable from key employees for common stock issuance                       (870)                               (870)
                                                                           --------------                    ----------------

Unearned Restricted Stock Compensation:
Balance at beginning of period                                                      (664)
Issuance (cancellation) of restricted common stock                                   162                              (1,567)
Amortization of unearned restricted stock compensation                               194                                 903
                                                                           --------------                    ----------------
Balance at end of period                                                            (308)                               (664)
                                                                           --------------                    ----------------

Earned Surplus (Deficit):
Balance at beginning of  period                                                 (205,262)                             25,829
Net loss                                                                        (200,361)                           (231,027)
                                                                           --------------                    ----------------
Total                                                                           (405,623)                           (205,198)
                                                                                                             ----------------

Preferred dividends per share  $.46875 and $1.875, respectively                       16                                 64
                                                                           --------------                    ----------------

Balance at end of period                                                        (405,639)                           (205,262)
                                                                           --------------                    ----------------

Cumulative Translation Adjustment-Net                                               (450)                               (283)
                                                                           --------------                    ----------------

Net Unrealized Loss on Securities Available for Sale                                (177)
                                                                           --------------                    ----------------

CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)                                   $ (194,283)                            $ 6,244
                                                                           ==============                    ================


            See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE SIX MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                         2002         2001
                                                       --------     --------
                                                       (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $(200,361)   $  23,873
Adjustments to Reconcile Net Income
(loss) to Net Cash
Provided by Operating Activities:
Reorganization items                                     15,966
Payment of reorganization items                          (9,122)
Depreciation and amortization                            50,152       49,934
Deferred income taxes                                    (8,601)       8,627
Provision for doubtful accounts                           9,354       13,923
Bank fees                                                23,842        3,781
Obligation related to assets held for sale               40,000
Write down of assets held for use                       100,647
Other                                                    15,006        1,676
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                              24,680      (21,189)
Other assets                                                676      (37,957)
Increase (Decrease) in Liabilities:
Accounts payable                                         19,214      (19,521)
Accrued expenses                                        (27,576)      26,409
Deferred income                                          (2,134)      (8,476)
Other liabilities                                       (32,399)     (10,196)
                                                      ---------    ---------

Net cash provided by operating activities                19,344       30,884
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses                         36,164       13,841
Proceeds from sale of property, plant and equipment         236          447
Investments in facilities                               (10,590)     (32,652)
Other capital expenditures                               (1,008)      (6,060)
Decrease (increase)  in other receivables                  (143)       3,212
Distributions from investees and joint ventures          14,287       20,033
Increase in investment in and advances to
investees and joint ventures                               (574)     (14,485)
                                                      ---------    ---------

Net cash provided by (used in) investing activities      38,372      (15,664)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
New debt                                                  2,146       15,853
Funds held in trust                                     (11,875)     (17,591)
Restricted cash                                                      194,118
Payment of debt                                         (47,321)    (205,756)
Dividends paid                                              (16)         (33)
Proceeds from exercise of stock options                                  808
Other-net                                                (2,775)      (2,337)
                                                      ---------    ---------

Net cash used in financing activities                   (59,841)     (14,938)
                                                      ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents     (2,125)         282
Cash and Cash Equivalents at Beginning of Period         86,773       80,643
                                                      ---------    ---------

Cash and Cash Equivalents at End of Period            $  84,648    $  80,925
                                                      =========    =========

            See notes to condensed consolidated financial statements

ITEM 1 - NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation:

The accompanying unaudited Condensed Consolidated Financial Statements (the "Financial Statements") have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), the accompanying unaudited consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 2002 and results of operations for the three and six months periods and cash flows for the six months periods ended June 30, 2002 and 2001. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on July 19, 2002 and in the Company's Form 10-Q for the three month period ended March 31, 2002, filed with the SEC on September 13, 2002.

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

The Financial Statements include the accounts of Covanta Energy Corporation (Debtor in Possession) and its Subsidiaries ("Covanta" or "the Company"). In March 2001, the Company changed its name from Ogden Corporation to Covanta Energy Corporation. Covanta is engaged in developing, owning and operating power generation projects and provides related infrastructure services. The Company also offers single source design, build and operate capabilities for water and wastewater treatment infrastructures. Companies in which Covanta has equity investments of 20% to 50% are accounted for using the equity method since Covanta has the ability to exercise significant influence over their operating and financial policies. Those companies in which Covanta owns less than 20% are accounted for using the cost method, except for two companies of which Covanta owns less than 20% which are accounted for using the equity method. Covanta has significant influence over the operations of these companies through representation on the Boards of Directors, shareholder rights, and ownership in the operators of the energy facilities owned. All inter-company transactions and balances have been eliminated.

On April 1, 2002 (the "Petition Date"), Covanta Energy Corporation and 123 of its domestic subsidiaries (collectively the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The pending Chapter 11 cases (the "Chapter 11 Cases") are being jointly administered for procedural purposes only. International operations and other subsidiaries and joint venture partnerships were not included in the filing. See below for a more detailed discussion of the Chapter 11 Cases.

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

The Financial Statements also have been prepared in accordance with The American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the unaudited Condensed Consolidated Balance Sheet and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Revenues, expenses, including professional fees, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization Items. Also, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Cash used for reorganization items is disclosed separately in the unaudited Condensed Consolidated Statements of Cash Flows.

At December 31, 2000, the Company had substantially completed its sales of the discontinued operations and classified the remaining unsold Aviation and Entertainment businesses as assets held for sale in its December 31, 2000 consolidated financial statements. These non-core businesses are reported in the Other segment for the year ended December 31, 2001 and for the periods ended June 30, 2002. See Item 2 (Management Discussion and Analysis of Financial Condition and Results of Operations) for additional data regarding segments.

In accordance with Statement of Financial Accounting Standards No. 144 (see below), prior period amounts related to assets held for sale and related liabilities have been reclassified in the 2001 Condensed Consolidated Balance Sheet.

Changes in Accounting Principles:

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

The Company identified all derivatives within the scope of SFAS No. 133. The adoption of SFAS No. 133 did not have a material impact on the results of operations of the Company and increased both assets and liabilities recorded on the balance sheet by approximately $12.3 million on January 1, 2001. The $12.3 million relates to the Company's interest rate swap agreement that economically fixes the interest rate on certain adjustable rate revenue bonds reported in the Project Debt category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." The asset and liability recorded on January 1, 2001 were increased by $0.9 million during the year ended December 31, 2001 to adjust for an increase in the swap's fair value to $13.2 million at December 31, 2001. The carrying value of this asset and liability increased to $15.3 million at June 30, 2002 and was $12.0 million at June 30, 2001.

The Company implemented SFAS No. 133 based on the current rules and guidance in place as of January 1, 2001 and has applied the guidance issued since then by the Financial Accounting Standards Board (the "FASB").

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. The adoption of SFAS No. 141 had no impact on the Company's financial position or results of operations.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires upon adoption the discontinuance of goodwill amortization, which the Company estimates would have been $0.2 million and $0.4 million for the three and six months ending June 30, 2002, respectively. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption and to evaluate for impairment the carrying value of goodwill on an annual basis thereafter. Identifiable intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

For the period ended June 30, 2002, the Company completed the required impairment evaluation of goodwill in conjunction with its adoption of SFAS No.
142. As a result of current risks and other conditions in its Energy business and based upon the expected present value of future cash flows, the Company determined that $7.8 million of goodwill related to its Energy business was impaired and was therefore written-off. As required by SFAS No 142, this adjustment has been accounted for as a cumulative effect change in accounting principle as of January 1, 2002, which had no tax impact.

A reconciliation of reported net earnings to the amounts adjusted for the exclusion of goodwill amortization is as follows (in thousands):


                                  3 Months Ended             6 Months Ended
                                --------------------    -----------------------
                                 June 30,    June 30,       June 30,    June 30,
                                   2002        2001           2002        2001
                                ---------  ---------    -----------  ----------
Reported income (loss) before
change in accounting principle  $(141,567) $  14,458      $(192,519) $  23,873
Add: Goodwill amortization,
     net of tax                         -        200              -        401
                                ---------  ---------      ---------  ----------
Adjusted net income (loss)      $(141,567) $  14,658      $(192,519) $  24,274
                                ---------  ---------      ---------  ----------

Excluding goodwill amortization, reported net earnings per share would not have changed for the three month period ended June 30, 2001 and would have increased by less than $0.01 per share for the six month period then ended.

Identifiable intangibles consist primarily of contract acquisition costs and deferred financing costs and are amortized over approximately six to twenty-seven years.

In August 2001, the FASB issued SFAS No. 144. The Company adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 applies to all long-lived assets, including assets held for sale. SFAS No. 144 requires that assets held for sale be measured at the lower of carrying amount or fair value less associated selling expenses. It also broadens this reporting to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company's financial position and results of operations but has required certain balance sheet reclassifications of these assets and liabilities at December 31, 2001 in order to conform with the June 30, 2002 presentation.

In light of its Chapter 11 bankruptcy filing and proceedings, the Company reviewed the recoverability of its long-lived assets as of June 30, 2002. As a result of the review, based upon the future cash flows, the Company recorded, in write down of assets held for use in the Condensed Consolidated Statement of Operations and Comprehensive Loss, a pre-tax impairment charge totaling $100.6 million related to one domestic and two international projects.

The impairment related to the domestic Energy project results from the Company's current inability to improve the operations of, or restructure, the project in order to meet substantial future lease payments. This impairment charge was $22.1 million and resulted in a tax benefit of $7.7 million.

The impairment related to the Magellan Cogeneration Energy project in the Philippines is due to a substantial second quarter governmental imposed reduction of national electricity tariffs, the duration of which is impossible to estimate at this time. The Company recorded a pre-tax impairment charge of $41.3 million related to the net book value of the assets of this project. Although this project has $32.1 million of non-recourse debt, in accordance with SFAS No.144, the Company based the impairment loss upon the measurement of the assets at their fair market value. Accordingly, in the future if there were a foreclosure on or sale of the project, a significant book gain could be recognized on the extinguishment of the $32.1 million of non-recourse debt.

The impairment related to the Bataan Cogeneration Energy project in the Philippines results from the fact that the plant sells a portion of its power at a discount to the national tariff. Based on the current operating environment, including the tariff reduction described above, the Company no longer expects the current contract for the Bataan project to be extended beyond its current term or to be able to recover the project's value. Therefore, a pre-tax impairment charge of $37.2 million related to the net book value of the assets of this project was recorded.

The Company will continue to consider alternatives to maximize the value of these projects.

New Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for the Company on January 1, 2003. SFAS No. 143 requires that a liability for asset retirement obligation be recognized in the period in which it is incurred if it can be reasonably estimated. It also requires such costs to be capitalized as part of the related asset and amortized over such asset's remaining useful life. The Company is currently assessing, but has not yet determined, the effect of adoption of SFAS No. 143 on its financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4 ("Reporting Gains and Losses from Extinguishment of Debt"), No. 44 ("Accounting for Intangible Assets of Motor Carriers") and No. 64 ("Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements"), Amendment of SFAS No. 13 ("Accounting for Leases") and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require application in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the current criteria for classification as an extraordinary item shall be reclassified. The provisions of this Statement related to SFAS No. 13 and the technical corrections are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. Early application of the provisions of SFAS No. 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 was issued. The Company has adopted the currently required provisions of SFAS No. 145 noted above without impact on its financial position or results of operations. The Company is assessing, but has not yet determined, the impact of the remaining required provisions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. Previously issued financial statements shall not be restated. The provisions of EITF Issue No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of that issue prior to the initial application of SFAS No. 146. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position and results of operations.

Bankruptcy Proceedings

The Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on April 1, 2002. In the Chapter 11 Cases, the Debtors obtained several orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. Among other things, these orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of certain pre-petition employee salaries, wages, health and welfare benefits, retirement benefits and other employee obligations,
(iii) authorize payment of pre-petition obligations to certain critical vendors to aid the Debtors in maintaining the operation of their businesses, (iv) authorize the use of cash collateral and grant adequate protection in connection with such use and (v) authorize post-petition financing.

Specifically with respect to post-petition financing, on April 5, 2002, the Bankruptcy Court entered an interim order and, on May 15, 2002, a final order authorizing the Debtors to enter into a debtor in possession financing facility (the "DIP Credit Facility") with the lenders who had participated in the Master Credit Facility (the "DIP Lenders"), and to grant first priority mortgages, security interests, liens and super priority claims on substantially all of the domestic assets of the Debtors, other than most assets related to its power production and waste-to-energy facilities which are subject to the liens of others in connection with such facilities. On July 26, 2002, the Bankruptcy Court overruled certain objections by holders of minority interests in two limited partnerships who disputed the inclusion of their limited partnerships in the DIP Credit Facility. The Bankruptcy Court overruled these objections by an order dated August 2, 2002, although one of the objectors has appealed the order.

The Debtors are currently operating their businesses as debtors in possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The obligations of, and the ultimate payments by, the Debtors under pre-petition commitments may be substantially altered. This could result in claims being liquidated in Chapter 11 Cases at less than their face value. However, as authorized by the Bankruptcy Court, the Debtors have continued to pay debt service as it matures on the Company's Project Debt.

In addition, as debtors in possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assume" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "reject" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a potential claim for damages for the resulting breach thereof. In general, damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a pre-petition basis. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will assume or reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases or the cost of curing existing default for any assumed contracts. See below for a description of Energy projects that could result in rejection if planned restructurings are not achieved. Based on a preliminary review of claims filed to date, the amount of the claims filed or to be filed by the creditors either in respect of purported rejection damages or cure costs under the applicable provision of the Bankruptcy Code appear to be significantly higher than the amount of the liabilities recorded by the Debtors. The Debtors intend to contest claims to the extent they exceed the amounts the Debtors believe are due.

An Energy client community and the Company have several commercial disputes between them. Among these is a January 16, 2002 demand by the client community to provide a credit enhancement required by a service agreement in the form of a $50 million letter of credit or a guarantee following rating downgrades of the Company's unsecured corporate debt. On February 22, 2002, the client community issued a notice purporting to terminate its contract with the Company effective May 30, 2002 if such a credit enhancement was not provided, and also demanded an immediate payment of $2.0 million under the terms of the agreement. The Company has commenced a lawsuit in state court with respect to such disputes, as well as the client community's right to terminate. This matter was removed to federal court in the Northern District of New York, where the client community successfully moved to have the case remanded back to state court rather than to the Bankruptcy Court as requested by the Company. In addition, the client community has sought and obtained from the same federal court an injunction preventing the Company from proceeding with an adversary proceeding in the Bankruptcy Court seeking a determination that the automatic stay applies to this litigation, or other related relief. The Company has appealed the issuance of this injunction. If the outcome of this matter is determined adversely to the Company, the contract could be terminated and the operating subsidiary and the Company, as guarantor, could incur substantial, pre-petition termination obligations, and the Company's operating subsidiary could lose its ownership interest in and its rights to operate the project. The Company continues to believe that further proceedings in this matter are stayed by its bankruptcy filing.

The project discussed in the preceding paragraph and three other Energy projects may require restructuring in order for the Company's operating subsidiaries (all of which are now operating as debtors in possession under the Bankruptcy Code) to emerge from Chapter 11. With respect to these projects, there are ongoing discussions with the client communities, or other interested parties, to restructure the project in a manner that will permit each operating subsidiary to reorganize. In each case, such a restructuring would require approval of the Bankruptcy Court. There can be no assurance that the Company's efforts in this regard will result in a final agreement on restructuring any of these four projects, and the Company is unable to assess the likelihood of a restructuring in any of these situations.

If the Company were unable to restructure any of these four projects, it is possible that the Company would be forced to reject the related executory contracts, thereby creating substantial termination liabilities. Because the Company is unable to predict the probability of successful restructuring it cannot estimate the likelihood that such liabilities will be incurred and therefore the impact the restructuring process will have on the Company's assets. Were these liabilities to be incurred, they would be treated as unsecured, pre-petition claims in the bankruptcy proceeding.

The contracts for each of these four projects provide different measures of damages for their breach and the amount of damages that would be incurred under each is difficult to estimate because it would be based on choices of remedies made by the respective counter-parties and the Company's success in asserting offsets for some of these damages. However, if one of these projects were rejected the claim could be $35 million or more, and if all were rejected, the rejection claims could exceed $300 million.

In addition, depending upon which projects were unable to be restructured and the Company's overall tax position upon emergence from the bankruptcy proceeding, the Company could incur substantial federal and state tax liabilities, based on the difference between the unsatisfied debt obligations on these facilities and the tax basis of these facilities. Such taxes may be a priority administrative bankruptcy claim in the bankruptcy proceedings. At June 30, 2002, these four projects had a net book value of approximately $30 million. Lastly, the Company could lose its ownership interest in these project assets.

The United States Trustee for the Southern District of New York has appointed an Official Committee of Unsecured Creditors in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Code provides that the Debtors have an exclusive period during which they may file a plan of reorganization. The Debtors, however, have requested and obtained an extension of the exclusivity period and may further request that the Bankruptcy Court extend such exclusivity period and may seek further extensions in the future. The exclusivity period currently expires on November 27, 2002. On October 21, 2002 the Debtors filed a motion seeking a further extension of the exclusivity period through March 27, 2003.

If the Debtors fail to file a plan of reorganization during the exclusivity period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite number and amount of voting classes before the expiration of the applicable period or if any party in interest successfully moves for the termination of exclusivity, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee may file a plan of reorganization. After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders belonging to impaired classes who are entitled to vote. Following the solicitation period, the Bankruptcy Court will hold a hearing to consider whether to confirm the plan in accordance with the applicable provisions of the Bankruptcy Code. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as otherwise provided under the Bankruptcy Code), and
(iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under those provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by one or more impaired classes of creditors or equity holders if certain requirements of the Bankruptcy Code are met. As a result of the amount of pre-petition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock are likely to receive no distributions on account of their equity interests under the plan of reorganization. Because of such possibility, the holders of the Company's capital stock are not expected to receive any value for their shares following the Chapter 11 process.

Since the Petition Date, the Debtors have been conducting their businesses in the ordinary course. The Debtors have begun to develop a plan of reorganization premised upon a streamlined, core Energy operation. In addition, in order to enhance the value of the Company's core business, on September 23, 2002, management announced an overall approximate 25% reduction in core overhead expense, including a substantial reduction in non-plant personnel, closure of satellite development offices and reduction in all other costs not directly related to maintaining operations at their current high levels. As part of the reduction in force, waste to energy and domestic independent power headquarters management were combined and numerous other structural changes were instituted in order to make management more efficient in the provision of service. Numerous non-core assets have been disposed of or otherwise eliminated, and efforts are on-going to dispose of interests and liabilities relating to the Arrowhead Pond in Anaheim, California (the "Arrowhead Pond"), the Corel Centre near Ottawa, Canada (the "Centre") and the Ottawa Senators Hockey Club of the National Hockey League (the "Team") and the remaining aviation fueling business.

Management has worked extensively with its various creditor constituencies to communicate its business plans pre and post emergence and is in the early stages of formulating exit scenarios. The Company, various creditors and the investment firm of Kohlberg Kravis Roberts & Co. ("KKR") continue to discuss terms upon which KKR might formulate an acquisition structure that would be acceptable and achievable for the Company and their various creditor constituencies, generally along the lines of the previously disclosed non-binding KKR letter of intent. The Company and various creditors are also analyzing other alternatives, including the Company continuing as a stand-alone entity. Any proposal for the acquisition of the Company would be subject to agreement on the price and terms of such transaction between the Company and the prospective purchaser. Were an agreement reached, it would be subject to Bankruptcy Court review, in which creditors and other claimants would have an opportunity to oppose such transaction, and procedures intended to confirm the fairness of the transaction. Therefore, whether any acquisition will occur, the price and terms at which such transaction would be accomplished and its impact on various claimants in the Chapter 11 proceedings is uncertain.

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

The Company is in the process of reconciling recorded pre-petition liabilities with claims filed by creditors with the Bankruptcy Court. Differences resulting from that reconciliation process are recorded as adjustments to pre-petition liabilities. The Company recently began this process and has not yet determined the reorganization adjustments. Based on claims received to date, the amount of the claims filed or to be filed by the creditors will be significantly higher than the amount of the liabilities recorded by the Debtors. The Debtors intend to contest claims to the extent they exceed the amounts the Debtors believe may be due.

In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred during the three months ended June 30, 2002, (in thousands):

         Legal and professional fees                         $  9,577
         Lease rejection expenses                                 600
         Write off of deferred financing costs                  2,078
         Bank fees related to DIP Credit Facility               3,711
                                                              -------
         Total                                                $15,966
                                                              =======

Lease rejection expenses primarily relates to the lease of office space in New York City that was rejected pursuant to an order entered by the Bankruptcy Court on July 26, 2002. The lease rejection claim will be treated as a general unsecured claim to be resolved in the Company's bankruptcy proceedings.

The write-off of deferred financing costs relate almost equally to unamortized costs incurred in connection with the issuance of the Company's (i) adjustable rate revenue bonds and (ii) subordinated convertible debentures. The adjustable rate revenue bonds were secured by letters of credit. Beginning in April 2002, as a result of the Company's failure to renew these letters of credit, the trustees for those bonds declared the principal and accrued interest on such bonds due and payable immediately. Accordingly, letters of credit supporting these bonds have been drawn in the amount of $125.1 million. The bonds were redeemed and the proceeds of the letters of credit were used to repay the bonds. The Company expects that its subordinated convertible debentures are significantly impaired in light of the amount likely to be available to pay claims and the debentures' subordinated status.

Also in accordance with SOP 90-7, interest expense of $2.4 million for the three and six months ended June 30, 2002 has not been recognized on the Company's subordinated convertible debentures and approximately $10.2 million of other unsecured debt due to the seller of certain independent power projects as the Company currently believes this interest will not ultimately be paid.

Pursuant to SOP 90-7, the Company has segregated and classified certain pre-petition obligations as liabilities subject to compromise. Liabilities subject to compromise have been recorded at the likely allowed claim amount. The following table sets forth the estimated liabilities of the Company subject to compromise as of June 30, 2002, (in thousands):

         Debt                                        $ 264,325
         Accounts payable                               35,988
         Other liabilities                             138,923
         Obligations related to assets held for sale   255,473
         Convertible Subordinated Debentures           148,650
                                                     ---------
         Total                                       $ 843,359
                                                     =========

As also required by SOP 90-7, below are the condensed combined financial statements of the Debtors since the date of the bankruptcy filing (Debtors' Statements). The Debtors' Statements have been prepared on the same basis as the Company's Financial Statements (see below).

               DEBTORS' CONDENSED COMBINED STATEMENT OF OPERATIONS
                    For the Three Months Ended June 30, 2002
                                 (In Thousands)



Total revenues                                                        $ 155,095
Operating costs and expenses                                            125,728
Cost allocation from non-Debtor subsidiaries                              7,911
Write down assets held for use                                           22,195
Write down of and obligations related to assets held for sale            40,000
Equity in earnings of non-Debtor subsidiaries
   (net of taxes of $2,542)                                             (81,005)
                                                                      ---------
Operating loss                                                         (121,744)
Reorganization items                                                    (15,966)
Interest expense, net                                                    (8,429)
                                                                      ---------
Income (loss) before income taxes (excluding taxes applicable
  to non-Debtor subsidiaries) and minority interests                   (146,139)
Income tax benefit                                                        5,824
Minority interests                                                       (1,252)
                                                                      ---------
Net Loss                                                              $(141,567)
                                                                      =========




                   DEBTORS' CONDENSED COMBINED BALANCE SHEET
                               As of June 30, 2002
                                 (In Thousands)
Assets:
Current assets                                                       $  408,053
Property, plant and equipment-net                                     1,196,279
Investments in and advances to investees and joint ventures               3,815
Other assets                                                            364,517
Investment in and advances to non-Debtor subsidiaries, net               79,600
                                                                     ----------


Total Assets                                                         $2,052,264
                                                                     ==========

Liabilities:
Current liabilities                                                  $  285,432
Long-term debt                                                           39,390
Project debt                                                            895,183
Deferred income taxes                                                   120,976
Other liabilities                                                        60,987
Liabilities subject to compromise                                       843,359
Minority interests                                                        1,220
                                                                    -----------
Total liabilities                                                     2,246,547
                                                                    -----------

Shareholders' Deficit:                                                 (194,283)
                                                                    -----------

Total Liabilities and Shareholders' Deficit                         $ 2,052,264
                                                                    ===========


               DEBTORS' CONDENSED COMBINED STATEMENT OF CASH FLOWS
                    For the Three Months Ended June 30, 2002
                                 (In Thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:


Net cash provided by operating activities                              $ 15,553
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities                                    (6,779)
                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities                                    (9,788)
                                                                       --------

Net Decrease in Cash and Cash Equivalents                                (1,014)
Cash and Cash Equivalents at Beginning of Period                         65,791
                                                                       --------


Cash and Cash Equivalents at End of Period                             $ 64,777
                                                                       ========

The Debtors' Statements are presented on the equity method for the non-Debtor subsidiaries. Under this method, the net investments in and advances to non-Debtor subsidiaries are recorded at cost and adjusted for the Debtors' share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The Debtors' Statements also include allocation of approximately $7.9 million of costs incurred by the non-Debtor subsidiaries that provide significant support to the Debtors. All of the assets and liabilities of the Debtors are subject to revaluation upon emergence from bankruptcy.

Assets Held for Sale and Related Liabilities:

All non-core businesses, including remaining Entertainment and Aviation businesses, are classified as assets held for sale in the Condensed Consolidated Balance Sheets. Those businesses held for sale at December 31, 2001 and June 30, 2002 include the Company's interest in certain entertainment assets in Argentina, Anaheim, California and Ottawa, Canada, and the Port Authority of New York and New Jersey related component of its aviation fueling business. The other non-core businesses classified as assets held for sale at December 31, 2001 were its Metropolitan Entertainment subsidiary ("Metropolitan") a concert promotion business, and CGS, a Spanish environmental consulting business. Both these businesses were sold prior to the commencement of the Chapter 11 proceeding. Generally, a future sale by debtors of assets held for sale will require Bankruptcy Court approval and is subject to the notice and hearing requirements of the Bankruptcy Code.

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

Subject to obtaining Bankruptcy Court approval, the Company expects to dispose of the remaining Entertainment and Aviation businesses as part of its plan of reorganization and emergence from the Chapter 11 process. The successful completion of the disposition processes for remaining non-core assets and the financial impact may be affected by general economic conditions in the markets in which these assets must be sold as well as necessary regulatory and third party consents.

The Company is the reimbursement party on a $26.0 million letter of credit and a $1.5 million letter of credit relating to a lease transaction for the Arrowhead Pond. The $26.0 million letter of credit, which is security for the lease investor, can be drawn upon the occurrence of an event of default. The $1.5 million letter of credit is security for certain indemnification payments under the lease transaction documents the amount of which cannot be determined. The lease transaction documents require the Company to provide additional letter of credit coverage from time to time. The additional amount required as of June 30, 2002 is estimated to be approximately $11.5 million, which the Company has not provided. Notices of default have been delivered in 2002 under the lease transaction documents. As a result of the defaults, parties may exercise remedies, including drawing on the letters of credit related to the lease transaction and recovering fees to which the Company may be entitled for managing the Arrowhead Pond. The parties to the lease transaction had agreed previously to delay the exercise of remedies for the existing defaults until after October 21, 2002. Although the Company has attempted to extend this standstill and explored other alternatives related to the lease transaction for the Arrowhead Pond, an extension of the standstill or other resolution was not agreed upon prior to its expiration. Notwithstanding the expiration of the standstill, the parties have not at this time sought to exercise remedies while discussions concerning resolution continue. Were the parties to exercise remedies, the amounts that would come due would be pre-petition secured obligations either to the obligor or to the bank honoring a drawn letter of credit.

To reflect the Company's estimate of its total exposure upon exercise of remedies by the parties to the lease transaction as a result of the occurrence of an event of default, the Company has recorded a pre-tax $40.0 million impairment charge which is included in Liabilities Subject to Compromise in the June 30, 2002 unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss and Balance Sheet. The resulting tax benefit of $14.0 million has been reflected in Liabilities Subject to Compromise. However, in view of the proposed disposal of these interests, and the need for approval by the Bankruptcy Court and DIP Lenders of such transactions, uncertainty remains as to the actual amount of the impairment and the deferred tax.

The Company has guaranteed a series of subordinated debt of the Centre in the amount of $45.3 million that is also subject to a put right to the Company pursuant to the terms of the underlying agreements. This amount has not been put to the Company, although the holder has the right to do so. However, the holders of this debt demanded payment of approximately $25.0 million of this amount from the Company's other lenders pursuant to certain loss sharing arrangements under the Inter-Creditor Agreement among the Company's Master Credit Facility lenders. Of this $25.0 million amount, on June 3, 2002, $9.2 million was paid to the holders of this debt. The holders of this debt and the Master Credit Facility lenders obligated to make such loss sharing payments dispute how much of the balance is due. This dispute is the subject of a contested proceeding in the Bankruptcy Court. Under the Company's arrangement with its banks, the amount paid by them must be reimbursed by the Company. Accordingly this $9.2 million, and any additional amount ultimately paid to the holders of this debt, is deemed to be a pre-petition secured obligation of the Company.

The primary obligor entered into a series of foreign exchange currency swap agreements which fixed at $149.0 million the Company's obligations under its guarantees of the Canadian dollar denominated senior term debt and subordinated debt on the Centre. These swap agreements, also guaranteed by the Company, would have expired on December 23, 2002, contemporaneously with the related debt obligations. However, in connection with the Company's bankruptcy, the counter-party to the swap agreements terminated the swaps in May 2002 resulting in $17.5 million being due, as a pre-petition secured obligation, to the counter-party from the Company as guarantor.

Assets held for sale and related liabilities at June 30, 2002 and December 31, 2001 were as follows (in thousands):

                                                   June 30,       December 31,
                                                     2002             2001
                                                     ----             ----
Current Assets                                    $  10,106         $  57,556
Property, Plant and Equipment - Net                   1,224             4,044
Other Assets                                          3,210             6,348
                                                  ---------         ---------
Assets Held for Sale                              $  14,540         $  67,948
                                                  =========         =========

Current Liabilities                               $       -         $(216,859)
Other Liabilities                                         -              (347)
                                                  ---------         ---------
Liabilities Related to Assets Held for Sale       $       -         $(217,206)
                                                  =========         =========

As of June 30, 2002, in accordance with SOP 90-7, $255.5 million of liabilities related to assets held for sale have been classified as liabilities subject to compromise in the condensed consolidated balance sheet. In addition, $60.6 million of deferred tax assets related to assets held for sale have been reclassified within deferred tax liabilities in the condensed consolidated balance sheet in order to match the long-term classification of the liabilities that give rise to these assets.

In accordance with the provisions of SFAS Nos. 121 and 144, assets held for sale have not been depreciated commencing January 1, 2001, which had the effect of decreasing the loss before income taxes in 2001 by approximately $4.6 million and the loss before income taxes for the three month and six month periods ended June 30, 2002 by $0.2 and $0.4 million, respectively.

During the first quarter of 2001, the Company sold its Rome, Italy Aviation Ground Operations for gross proceeds of $9.9 million resulting in a realized gain of $1.9 million. There were no sales during the second quarter of 2001. During the remainder of 2001, the Company sold several other aviation assets including its ground businesses in Spain and Colombia and the portion of its fueling business that does not serve airports operated by the Port Authority of New York and New Jersey ("Port Authority"). Gross cash proceeds in 2001 from the sales of businesses that were classified as assets held for sale were approximately $28.9 million.

During 2001, the Company had also reached a definitive agreement to sell the portion of its fueling business that is related to airports operated by the Port Authority. However, given the impact of the events of September 11, 2001 on the aviation industry and the Port Authority, no closing date was set for that Port Authority component. The Company is reviewing this contract in light of its Chapter 11 filing.

Earnings (Loss) Per Share:


                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                             -------------------------------------------------------------------------------------------

                                                2002                                             2001
                               -------------------------------------------------------------------------------------------
                                        Income          Shares       Per-Share           Income          Shares       Per-Share
                                      (Numerator)    (Denominator)     Amount          (Numerator)    (Denominator)      Amount
                                      -----------    -------------     ------          -----------    -------------      ------
                                                   (In thousands, except share and per share amounts)
Income (loss) from operations
  before cumulative effect of
  change in accounting principle     $ (141,567)                                     $    14,458

Less: preferred stock dividend                -                                               16
                                    -----------                                      -----------
Basic Earnings (Loss) Per Share        (141,567)        49,799       $  (2.84)            14,442         49,665        $  0.29
                                                                     ---------                                         -------
Effect of Dilutive Securities:

Stock options                                              (A)                                              300

Restricted stock                                           (A)                                              121

Convertible preferred stock                                (A)                                16            211

6% convertible debentures                                  (A)                                              (A)

5 3/4% convertible debentures                              (A)                                              (A)
                                    --------------------------                       --------------------------

Diluted Earnings (Loss) Per Share   $  (141,567)        49,799       $  (2.84)       $    14,458         50,297        $  0.29
                                    -------------------------------------------      -------------------------------------------
(A)      Antidilutive

                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                             -------------------------------------------------------------------------------------------

                                                2002                                             2001
                               -------------------------------------------------------------------------------------------
                                        Income          Shares       Per-Share           Income          Shares       Per-Share
                                      (Numerator)    (Denominator)     Amount          (Numerator)    (Denominator)      Amount
                                      -----------    -------------     ------          -----------    -------------      ------
                                                   (In thousands, except share and per share amounts)

Income (loss) from operations
  before cumulative effect of
  change in accounting principle     $ (192,519)                                     $    23,873

Less: preferred stock dividend               16                                               33
                                    -----------                                      -----------
Basic Earnings (Loss) Per Share        (192,535)        49,786       $  (3.87)            23,840         49,637        $  0.48
                                                                     ---------                                         -------
Effect of Dilutive Securities:

Stock options                                              (A)                                              254

Restricted stock                                           (A)                                              106

Convertible preferred stock                                (A)                                33            212

6% convertible debentures                                  (A)                                              (A)

5 3/4% convertible debentures                              (A)                                              (A)
                                    --------------------------                       --------------------------

Diluted Earnings (Loss) Per Share    $ (192,535)        49,786       $  (3.87)       $    23,873         50,209        $  0.48
                                    -------------------------------------------      -------------------------------------------

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

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was 3,653,000 and 3,729,000 for the three and six month periods ended June 30, 2002 and 2,029,000 and 2,487,000 for the three and six months ended June 30, 2001, respectively. Shares of common stock to be issued, assuming conversion of convertible preferred stock, the 6% convertible debentures, the 5 3/4% convertible debentures, stock options and unvested restricted stock issued to employees and directors were not included in computation of diluted earnings per share if to do so would have been antidilutive.

The common stock excluded from the calculation were 2,175,000 in the second quarter of 2002 and in the second quarter of 2001 for the 6% convertible debentures; 1,524,000 in the second quarter of 2002 and the second quarter of 2001 for the 5 3/4% convertible debentures; 0 and 207,000 in the second quarter of 2002 and the second quarter of 2001, respectively for stock options, 198,000 and 212,000 in the second quarter of 2002 and the second quarter of 2001, respectively for convertible preferred stock; and 29,000 and 89,000 in the second quarter of 2002 and the second quarter of 2001 for unvested restricted stock issued to employees.

The common stock excluded from the calculation were 2,175,000 for the six months ended June 30,2002 and for the six months ended June 30,2001 for the 6% convertible debentures; 1,524,000 for the six months ended June 30,2002 and for the six months ended June 30,2001 for the 5 3/4% convertible debentures; 0 and 254,000 for the six months ended June 30,2002 and the second quarter ended June 30,2001, respectively for stock options, 198,000 and 212,000 for the six months ended June 30,2002 and the second quarter ended June 30,2001, respectively for convertible preferred stock; and 43,000 and 89,000 for the six months ended June 30,2002 and the second quarter ended June 30,2001 for unvested restricted stock issued to employees.

Special Charges:

As a result of the Company's plan to dispose of its aviation and entertainment businesses, close its New York City headquarters, and its plan to exit other non-core businesses, the Company incurred various expenses in 1999 and subsequent periods. These expenses have been recognized in its continuing and discontinued operations. In addition, the Company incurred various expenses in 2000 relating to its decisions to reorganize its development office in Hong Kong and its Energy headquarters in New Jersey. Certain of those charges related to severance costs for its New York City employees and Energy employees, contract termination costs of its former Chairman and Chief Executive Officer, office closure costs, and professional services related to the Energy reorganization.

The following is a summary of those costs and related payments made during the three and six months ended June 30, 2002 (expressed in thousands of dollars):

                                                   Adjustments During       Payments During
                                    Balance at    the Three Months Ended   the Three Months Ended      Balance at
                                  March 31, 2002     June 30, 2002           June 30, 2002            June 30, 2002
                                    --------------   -------------           -------------            -------------
Severance for approximately
     216 New York City employees    $   15,000         $        -             $       -               $   15,000
Severance for approximately
     80 Energy employees                 2,700                                     (200)                   2,500
Contract termination settlement            400                                                               400
Bank fees                               34,000                  -                     -                   34,000
Office closure costs                       600                                                               600
                                    ----------         ----------             ---------               ----------
                                    $   52,700         $        -             $    (200)              $   52,500
                                    ==========         ==========             =========               ==========


                                                    Adjustments During       Payments During
                                    Balance at       the Six Months Ended    the Six Months Ended        Balance at
                                    Dec. 31, 2001      June 30, 2002           June 30, 2002            June 30, 2002
                                    -------------   --------------           ---------------           --------------

Severance for approximately
     216 New York City employees    $   17,500            $   (1,700)            $    (800)              $   15,000
Severance for approximately
     80 Energy employees                 3,800                                      (1,300)                   2,500
Contract termination settlement            400                                                                  400
Bank fees                               11,000                24,000                (1,000)                  34,000
Office closure costs                       600                                                                  600
                                    ----------            ----------             ---------               ----------
                                    $   33,300            $   22,300             $  (3,100)              $   52,500
                                    ==========            ==========             =========               ==========

The bank fees relate to the Company's Master Credit Facility (see Liquidity/Cash
Flow). These fees were payable in March 2002 but remain unpaid and therefore will be resolved through the Company's bankruptcy proceedings.

All 80 of the Energy employees included above were terminated during 2001. At June 30, 2002, only 11 New York employees remained employed by the Company. The unpaid balances (due on or after April 1, 2002 for severance and other payments to these Energy employees and New York City employees terminated prior to the Company's filing of its Bankruptcy petition) will be resolved through the Company's bankruptcy proceedings.

On September 23, 2002, the Company announced a reduction in force of approximately 60 Energy non-plant employees as discussed above in Bankruptcy Proceedings. In accordance with the severance and retention plan approved by the Bankruptcy Court on September 20, 2002, these and the remaining New York City employees may be entitled to aggregate severance payments of approximately $5.0 million. This amount will be recognized as reorganization costs and the prior severance accrual totaling approximately $17.5 million at June 30, 2002 will be reduced by $13.4 million as a credit to operating expense in the third quarter of 2002 in accordance with EITF 94-3. In addition the Company accrued office closure and outplacement costs of $0.7 million as of September 30, 2002.

Pursuant to the key employee retention plan approved by the Bankruptcy Court on September 20, 2002, retention payments of approximately $3.6 million in the aggregate for approximately 72 key employees will also begin to be recognized in the third quarter of 2002. The first payment of $1.2 million was made and will be recognized on September 30, 2002. Future payments in the aggregate of approximately $1.2 million and $1.2 million are expected to be paid to eligible key employees remaining with the Company on September 30, 2003 and upon emergence of the Company from bankruptcy, respectively. In the event of emergence from bankruptcy on or prior to September 30, 2003, the $2.4 million remaining to be paid under the retention plan would be paid on such emergence. The costs of the retention program will be accrued on a straight line basis from September 30, 2002 through September 30, 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Forward Looking Statements

This report may contain forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward-looking statements. The Company cautions investors that its business and financial performance are subject to very substantial risks and uncertainties. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings with the SEC and, more generally, general economic conditions, including changes in interest rates and the performance of the financial markets; changes in domestic and foreign laws, regulations, and taxes changes in competition and pricing environments; and regional or general changes in asset valuations.

Operations:

The following discussion should be read in conjunction with the financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report.

Revenues and income (loss) from continuing operations by segment for the six months and the three months ended June 30, 2002 and 2001 (expressed in thousands of dollars) were as follows:


   Information Concerning                           Six Months Ended June 30,       Three Months Ended June 30,
   Business Segments                                  2002            2001             2002            2001
---------------------------------------------------------------------------------------------------------------

   Revenues:
   Energy                                          $ 467,449       $ 494,833        $ 238,838       $ 270,946
   Other                                              11,625          53,987            3,895          28,952
                                                   ---------       ---------        ---------       ---------
   Total Revenues                                  $ 479,074       $ 548,820        $ 242,733       $ 299,898
                                                   =========       =========        =========       =========

   Income (loss) from Operations:
   Energy                                          $  57,319       $  81,753        $  32,883       $  53,866
   Other                                             (55,850)        (12,691)         (44,363)         (9,611)
   Write down of assets held for use                (100,647)              -         (100,647)              -
   Net gain (loss) on sale of businesses             (24,150)          2,192                -             337
                                                   ---------       ---------        ---------       ---------

   Income (loss) from operations                    (123,328)         71,254         (112,127)         44,592

   Corporate unallocated income
      and expenses-net                               (36,634)        (13,010)           1,454          (9,260)
   Interest-net                                      (16,424)        (14,580)          (8,525)         (7,140)
   Reorganization items                              (15,966)              -          (15,966)              -
                                                   ---------       ---------        ---------       ---------
   Income (loss) before income taxes, minority
     interests and  the cumulative effect of
     change in accounting principle                $(192,352)      $  43,664       $(135,164)      $  28,192
                                                   =========       =========        =========       =========


Quarter Ended June 30, 2002 vs. Quarter Ended June 30, 2001

As discussed below, total revenues for the second three months of 2002 were $57.2 million lower than the comparable period of 2001 reflecting a decrease in Other segment revenues of $25.1 million combined with a decrease in Energy revenue of $32.1 million. Corporate unallocated income and expenses - net decreased by $10.7 million in the second quarter of 2002 compared to the same period in 2001 due to the decrease in selling, administrative and general and other expenses discussed below.

Service revenues in the second quarter of 2002 decreased $16.9 million compared to the second quarter of 2001. Energy service revenues in 2002 decreased $5.2 million primarily due to a decrease of $1.9 million related to energy price decreases in California and a decrease of $1.3 million due to a reduction in revenue from the closing of the environmental services business. The Other segment's service revenues decreased $11.7 million due to the wind-down of many non-core businesses.

Electricity and steam sales revenue increased $2.3 million for the three month period ended June 30, 2002 compared to the same period in 2001, attributable mainly to a $14.7 million increase due to the completion of an Energy facility in India which came online during the fourth quarter of 2001 offset by a $10.3 million decrease due to the sale of an Energy facility in Thailand during the first quarter of 2002 coupled with a $2.7 million decrease at California facilities due to energy price decreases in the second quarter of 2002.

Construction revenues for the three months ended June 30, 2002 were comparable to the same period in 2001.

Other sales - net for the second quarter of 2002 decreased $9.5 million compared to the second quarter of 2001 due mainly to the sale of the Datacom business in November 2001.

Other - net for the second quarter of 2002 decreased $29.7 million compared to the second quarter of 2001 due mainly to revenues in 2001 having included a $19.6 million insurance settlement and other matters related to the Lawrence, Massachusetts facility, $5.7 million of development fees and other matters related to an Energy plant in the Philippines, and insurance proceeds related to a waste wood plant.

As discussed below, total costs and expenses in the second quarter of 2002 increased by $88.8 million compared to the second quarter of 2001.

Costs and expenses, other than those discussed below, but including depreciation and amortization, debt service charges, project development cost and net interest expense for the three months ended June 30, 2002 were comparable to the same period of 2001.

Plant operating costs increased by $7.0 million for the three months ended June 30, 2002 compared to the comparable period of 2001 primarily due to a $5.7 million increase in costs at Energy facilities attributable to increased, benefit and insurance costs and a $9.2 million increase related to the completion of an Energy facility in India which came online during the fourth quarter of 2001 offset by a $7.3 decrease in costs related to the sale of an Energy facility in Thailand during the first quarter of 2002

Construction costs decreased by $14.9 million for the three months ended June 30, 2002 compared to the comparable period of 2001. The decrease is mainly attributable to the substantial completion of various projects partially offset by Company's increase in construction of the desalination project in Tampa, Florida.

Other operating costs and expenses decreased by $12.5 million for the three months ended June 30, 2002 compared to the comparable period of 2001 due to the wind-down of many non-core businesses.

Costs of goods sold for the second quarter of 2002 decreased by $10.6 million compared to the second quarter of 2001 due to the sale of the Datacom business in November 2001.

Selling, administrative and general expenses for the second quarter of 2002 decreased $8.6 million compared to the second quarter of 2001 due to the wind-down of many non-core businesses.

Other expenses - net for the three months ended June 30, 2002 compared to the same period in 2001 decreased by $8.3 million primarily due to a $6.3 million decrease related to the wind-down of many non-core businesses.

The Company recorded a $40.0 million pre-tax impairment charge at June 30, 2002 related to the Company's lease transaction with the Arrowhead Pond, as compared to a pre-tax write down of $1.7 million during 2001 related to the Company's investment in its Australian venue management business.

As discussed in Changes in accounting principle, the Company recorded a $100.6 million pre-tax impairment charge at June 30, 2002 related to Energy facilities.

The effective tax rate for the three months ended June 30, 2002 was 2.4% compared to 42.9% for the same period of 2001. This decrease in the effective rate is primarily due to deductions and foreign losses included in the book loss in the current year period for which certain tax benefits were not recognized compared to pre-tax earnings in the prior period for which certain tax provisions were recorded.

See Change in Accounting Principle, Bankruptcy Proceedings and Assets Held for Sale and Related Liabilities for a discussion of the changes since December 31, 2001 in Assets Held for Sale and Liabilities Related to Assets Held for Sale.

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

As discussed below, total revenues for the first six months of 2002 were $69.7 million lower than the comparable period of 2001 reflecting a decrease in Other segment revenues of $42.3 million combined with a decrease in Energy revenue of $27.4 million. Corporate unallocated income and expenses - net decreased by $23.6 million in the second quarter of 2002 compared to the same period in 2001 due to the decreases in selling, administrative and general and other expenses discussed below

Service revenues in the first six months of 2002 decreased $25.1 million compared to the first six months of 2001. Energy service revenues in 2002 decreased $6.6 million primarily due to a decrease of $2.3 million related lower energy rates in California and a decrease of $2.7 million due to a reduction in revenue from the closure of the environmental services business. The Other segment's service revenues decreased $18.5 million due to the wind-down of many non-core businesses.

Electricity and steam sales revenue increased $8.0 million for the six month period ended June 30, 2002 compared to the same period in 2001, attributable mainly to a $26.2 million increase due to the completion of an Energy facility in India which came online during the fourth quarter of 2001 and a $12.2 million increase due to the completion of another Energy facility in India which came online during the second quarter of 2001 offset by a $10.4 million decrease due to the sale of an Energy facility in Thailand during the first quarter of 2002, and a $17.7 million decrease at a California Energy facilities due to a substantial reduction of energy rates in California.

Construction revenues for the six months ended June 30, 2002 increased $1.7 million from the comparable period in 2001. The increase is mainly attributable to the Company's desalination project in Tampa, Florida, partially offset by the substantial completion of other projects.

Other sales - net for the first six months of 2002 decreased $21.0 million compared to the first six months of 2001 due mainly to the sale of the Datacom business in November 2001.

Other - net for the second quarter of 2002 decreased $29.7 million compared to the second quarter of 2001 due mainly to revenues in 2001, having included a $19.6 million insurance settlement and other matters related to the Lawrence, Massachusetts facility, $5.7 million of development fees and other matters related to an Energy plant in The Philippines, and insurance proceeds related to a waste wood plant.

As discussed below, total costs and expenses for the six month period ended June 30, 2002 increased by $148.5 million compared to the same period of 2001.

Costs and expenses, other than those discussed below, but including depreciation and amortization, debt service charges, project development cost and net interest expense, for the six months ended June 30, 2002 were comparable to the same period of 2001.

Plant operating costs increased by $6.9 million for the six months ended June 30, 2002 compared to the comparable period of 2001 primarily due to a $15.6 million increase in plant operating expenses related to the completion of an Energy facility in India which came online during the fourth quarter of 2001 and a $7.0 million increase due to the completion of another Energy facility in India which came online during the second quarter of 2001 offset by a $5.0 decrease in costs related to the sale of an Energy facility in Thailand during the first quarter of 2002 and the effect of increased provisions for doubtful accounts of approximately $8.0 million related mainly to receivables from California utilities during 2001. (See Receivables from California Utilities for further discussion).

Construction costs decreased by $9.6 million for the six months ended June 30, 2002 compared to the comparable period of 2001. The decrease is mainly attributable to the substantial completion of various projects partially offset by the Company's increase in construction of the desalination project in Tampa, Florida.

Other operating costs and expenses decreased by $10.6 million for the six months ended June 30, 2002 compared to the comparable period of 2001 due to the wind-down of many non-core businesses.

Costs of goods sold for the six months ended June 30, 2002 decreased by $21.5 million compared to the same period of 2001 due to the sale of the Datacom business in November 2001.

Net loss on sale of businesses for the six months ended June 30, 2002 of $24.2 million was primarily related to the sale of Energy assets in Thailand and a realized foreign currency loss related to the sale of CGS, also previously part of the Energy segment. Net gain on sale of business for the six months ended June 30, 2001 of $1.9 million related to the sale of the Company's aviation ground handling operations at the Rome, Italy airport, previously part of the Other segment.

Selling, administrative and general expenses for the second quarter of 2002 decreased by $6.6 million compared to the second quarter of 2001 due to the wind-down of many non-core businesses.

Other expenses - net for the six months ended June 30, 2002 compared to the same period in 2001 increased by $24.9 million due to fees related to the Master Credit Facility (see Special Charges) and pre-filing bankruptcy related costs.

The Company recorded a $40.0 million pre-tax impairment charge at June 30, 2002 related to the Company's lease transaction with the Arrowhead Pond, as compared to a pre-tax write down of $1.7 million during 2001 related to the Company's investment in its Australian venue management business.

As discussed in Changes in accounting principle, the Company recorded a $100.6 million pre-tax impairment charge at June 30, 2002 related to Energy facilities.

The effective tax rate for the six months ended June 30, 2002 was 2.2% compared to 38.4% for the same period of 2001. This decrease in the effective rate is primarily due to deductions and foreign losses included in the book loss in the current year period for which certain tax benefits were not recognized compared to pre-tax earnings in the prior period for which certain tax provisions were recorded.

Property, plant and equipment - net decreased $207.6 million during the first six months of 2002 due mainly to the sale of $82.5 million of Thailand fixed assets in March 2002, a $93.8 million write-down of fixed assets that were impaired under FASB 144 and depreciation expense of $44.2 million for the period.

See Basis of Presentation and Bankruptcy Filing and Assets Held for Sale and Related Liabilities for a discussion of the changes since December 31, 2001 in Assets Held for Sale and Liabilities Related to Assets Held for Sale.

Capital Investments and Commitments:

For the six months ended June 30, 2002, capital investments amounted to $10.6 million, virtually all of which related to Energy.

At June 30, 2002, capital commitments amounted to $3.2 million for normal replacement of equipment. Other capital commitments for Energy as of June 30, 2002 amounted to approximately $12.9 million. This amount includes a commitment to pay, $5.3 million, $3.3 million and $2.0 million in 2007, 2008 and 2009, respectively for a service contract extension at an energy facility. In addition, this amount includes $2.3 million for costs of completion of an oil-fired project in India, which commenced operations in September 2001.

Covanta and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy, entertainment and other facilities. In the normal course of business, they also are involved in legal proceedings in which damages and other remedies are sought.

In addition, as debtors in possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assume" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "reject" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a potential claim for damages for the resulting breach thereof. In general, damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a pre-petition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will assume or reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases or the cost of curing existing default for any assumed contracts. See below for a description of Energy projects that could result in rejection if planned restructurings are not achieved. Based on a preliminary review of claims filed to date, the amount of the claims filed or to be filed by the creditors either in respect of purported rejection damages or cure costs under the applicable provision of the Bankruptcy Code appear to be significantly higher than the amount of the liabilities recorded by the Debtors. The Debtors intend to contest claims to the extent they exceed the amounts the Debtors believe are due.

An Energy client community and the Company have several commercial disputes between them. Among these is a January 16, 2002 demand by the client community to provide a credit enhancement required by a service agreement in the form of a $50 million letter of credit or a guarantee following rating downgrades of the Company's unsecured corporate debt. On February 22, 2002, the client community issued a notice purporting to terminate its contract with the Company effective May 30, 2002 if such a credit enhancement was not provided, and also demanded an immediate payment of $2.0 million under the terms of the agreement. The Company has commenced a lawsuit in state court with respect to such disputes, as well as the client community's right to terminate. This matter was removed to federal court in the Northern District of New York, where the client community successfully moved to have the case remanded back to state court rather than to the Bankruptcy Court as requested by the Company. In addition, the client community has sought and obtained from the same federal court an injunction preventing the Company from proceeding with an adversary proceeding in the Bankruptcy Court seeking a determination that the automatic stay applies to this litigation, or other related relief. The Company has appealed the issuance of this injunction. If the outcome of this matter is determined adversely to the Company, the contract could be terminated and the operating subsidiary and the Company, as guarantor, could incur substantial, pre-petition termination obligations, and the Company's operating subsidiary could lose its ownership interest in and its rights to operate the project. The Company continues to believe that further proceedings in this matter are stayed by its bankruptcy filing.

The project discussed in the preceding paragraph and three other Energy projects may require restructuring in order for the Company's operating subsidiaries (all of which are now operating as debtors in possession under the Bankruptcy Code) to emerge from Chapter 11. With respect to these projects, there are ongoing discussions with the client communities, or other interested parties, to restructure the project in a manner that will permit each operating subsidiary to reorganize. In each case, such a restructuring would require approval of the Bankruptcy Court. There can be no assurance that the Company's efforts in this regard will result in a final agreement on restructuring any of these four projects, and the Company is unable to assess the likelihood of a restructuring in any of these situations.

If the Company is unable to restructure any of these four projects, it is possible that the Company would be forced to reject the related executory contracts, thereby creating substantial termination liabilities. Because the Company is unable to predict the probability of successful restructuring it cannot estimate the likelihood that such liabilities will be incurred and therefore the impact the restructuring process will have on the Company's assets. Were these liabilities to be incurred, they would be treated as unsecured, pre-petition claims in the bankruptcy proceeding.

The contracts for each of these four projects provide different measures of damages for their breach and the amount of damages that would be incurred under each is difficult to estimate because it would be based on choices of remedies made by the respective counter-parties and the Company's success in asserting offsets for some of these damages. However if one of these projects were rejected the claim could be $35 million or more, and if all were rejected the rejection claims could exceed $300 million.

In addition, depending upon which projects were unable to be restructured and the Company's overall tax position upon emergence from the bankruptcy proceeding, the Company could incur substantial federal and state tax liabilities, based on the difference between the unsatisfied debt obligations on these facilities and the tax basis of these facilities. Such taxes may be a priority administrative bankruptcy claim in the bankruptcy proceedings. At June 30, 2002, these four projects had a net book value of approximately $30 million. Lastly, the Company could lose its ownership interest in these project assets.

The Company's agreement with another energy client also provides that following these rating downgrades of the Company's unsecured corporate debt, the client may, if it does not receive from the Company a $50.0 million letter of credit by January 31, 2003, either terminate the agreement or receive a $1.0 million reduction of its annual service fee obligation. The Chapter 11 Proceeding stays the client's right to terminate under the agreement.

In addition at June 30, 2002, excluding letters of credit and the liabilities included in the Condensed Consolidated Balance Sheet, the Company has other recourse commitments of approximately $161.2 million related to surety performance bonds, $119.4 million for operating leases and $54.4 million for other guarantees, all mainly related to Energy.

Liquidity/Cash Flow:

At June 30, 2002, the Company had approximately $84.6 million in cash and cash equivalents, of which $1.2 million related to assets held for sale and $14.9 million related to cash held in foreign bank accounts. On April 8, 2002 the Company paid approximately $4.0 million in fees related to its DIP Credit Facility discussed below.

Net cash provided by operating activities for the first six months ended June 30, 2002 was $19.3 million compared to $30.9 million with the first six months of 2001. The primary decrease was the result of the payment of reorganization items.

Net cash provided by investing activities was $54.0 million higher than the comparable period of 2001 due to increased gross proceeds from the sale of businesses of $22.3 million (see below), an increase in distributions from investees and joint ventures of $8.2 million and decreased investments and capital expenditures of $27.1 million.

Net cash used in financing activities for the first six months of 2002 was $59.8 million compared to cash used in financing activities of $14.9 million in the first six months of 2001. This increase in cash used of $44.9 million is due primarily to decreased receipts of restricted cash of $194.1 million, offset by a decrease in debt payments of $158.4 million and a reduction of new borrowings of $13.7 million.

As previously reported, the Company entered into a Revolving Credit and Participation Agreement (the "Master Credit Facility") on March 14, 2001. The Master Credit Facility is secured by substantially all of the Company's assets and was scheduled to mature on May 31, 2002 without being fully discharged by the DIP Credit Facility discussed below. This, as well as the non-compliance of required financial ratios also discussed below and possible other items, has caused the Company to be in default of its Master Credit Facility. However, on April 1, 2002, the Company and 123 of its subsidiaries each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code that, among other things, acts as a stay of enforcement of any remedies under the Master Credit Facility against any debtor company.

In connection with the bankruptcy petition, Covanta Energy Corporation and most of its subsidiaries have entered into a Debtor-In-Possession Credit Agreement (as amended, the "DIP Credit Facility") with the lenders who provided the revolving credit facility under the Master Credit Facility. On April 5, 2002, the Bankruptcy Court issued its interim order approving the DIP Credit Facility, and on May 15, 2002 a final order approving the DIP Credit Facility. On July 26, 2002, the Bankruptcy Court overruled objections by holders of minority interests in two limited partnerships who disputed the inclusion of limited partnerships in the DIP Credit Facility. The Bankruptcy Court overruled these objections by an order dated August 2, 2002, although the holders of such interests at one of the limited partnerships have appealed the order. The DIP Credit Facility terms are described below.

The DIP Credit Facility as amended, which provides for the continuation of approximately $245.6 million of letters of credit previously provided under the Master Credit Facility and a $38.2 million liquidity facility, is secured by all of the Company's domestic assets not subject to liens of others and generally 65% of the stock of certain of its foreign subsidiaries. Obligations under the DIP Credit Facility will have senior status to other pre-petition secured claims and the DIP Credit Facility is now the operative debt agreement with the Company's banks. The Master Credit Facility remains in effect to determine the rights of the lenders who are a party to it with respect to obligations not continued under the DIP Credit Facility.

As of March 31, 2002, letters of credit had been issued under the Master Credit Facility for the Company's benefit using up most of the available line under that facility. The Master Credit Facility also provided for the coordinated administration of letters of credit issued to secure performance under energy contracts (totaling $203 million), letters of credit issued to secure obligations relating to the Entertainment and Aviation businesses (totaling $153 million) largely with respect to the Arrowhead Pond letters of credit issued in connection with the Company's insurance program (totaling approximately $39 million), and letters of credit used for credit support of the Company's adjustable rate revenue bonds (totaling $127 million). As described in bankruptcy proceedings above, during the three months ended June 30, 2002, the $125.1 million in letters of credit supporting the Company's adjustable rate revenue bonds were drawn.

Of these remaining outstanding letters of credit at June 30, 2002, approximately $120 million of secured indebtedness that was included in the Company's balance sheet and $87 million relate to other obligations. These letters of credit were generally available for drawing upon if the Company defaulted on the obligations secured by the letters of credit or failed to provide replacement letters of credit as the current ones expire. The balance of $188 million related principally to letters of credit securing the Company's obligation under Energy contracts to pay damages.

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

          (2) The power crisis in California substantially reduced the Company's liquidity in 2001 as a result of California utilities' failures to pay timely for power purchased from the Company; and

          (3) A general economic downturn during 2001 and a tightening of credit and capital markets which were substantially exacerbated for energy companies by the bankruptcy of Enron Corporation.

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

In 2001, the Company also began a wide-ranging review of strategic alternatives given the very substantial maturities in 2002, which far exceeded the Company's cash resources. In this connection, throughout the last six months of 2001 and the first quarter of 2002, the Company sought potential minority equity investors, conducted a broad-based solicitation for indications of interest in acquiring the Company among potential strategic and financial buyers and investigated a combined private and public placement of equity securities. On December 21, 2001, in connection with a further amendment to the Master Credit Facility, the Company issued a press release stating its need for further covenant waivers and for access to short term liquidity. Following this release, the Company's debt rating by Moody's and Standard & Poor's was reduced to below investment grade on December 27, 2001 and January 16, 2002, respectively. These downgrades further adversely impacted the Company's access to capital markets and triggered the Company's commitments to provide $100 million in additional letters of credit in connection with two waste-to-energy projects and the draws during March of 2002 of approximately $105.2 million in letters of credit related to the Centre and the Team. Despite the Company's wide-ranging search for alternatives, ultimately the Company was unable to identify any option that satisfied its obligations outside the Chapter 11 process. On March 1, 2002, the Company availed itself of the 30-day grace period provided under the terms of its 9.25% debentures due March 2022, and did not make the interest payment due March 1, 2002 at that time.

On April 1, 2002 the Company publicly announced that as a result of its review, the Company:

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

On April 1, 2002, Covanta Energy Corporation and 123 of its subsidiaries, each a debtor-in-possession (collectively, the "Debtors"), filed for protection under the Bankruptcy Code and accordingly did not make the interest payment on the Company's 9.25% debentures due at that time.

The rights of Covanta's creditors will be determined as part of the Chapter 11 process. Existing common equity and preferred shareholders are not expected to participate in the new capital structure or realize any value. In connection with its bankruptcy filing, the Company entered into the DIP Credit Facility, as amended. The DIP Credit Facility comprises two tranches. The Tranche A Facility provides the Company with a credit line of approximately $38.2 million, divided into $24 million commitments for cash borrowings under a revolving credit line (subject to advance limits established on a monthly basis) and $14.2 million commitments for the issuance of new letters of credit. The Tranche B Facility consists of letters of credit to replace certain existing letters of credit.

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

In addition, the Company will pay a commitment fee based on utilization of the facility of between .50% and 1% of the unused Tranche A commitments. The Company will also pay a fronting fee for each Tranche A and Tranche B letter of credit equal to the greater of $500 and 0.25% of the daily amount available to be drawn under such letter of credit, as well as letter of credit fees of 3.25% on Tranche A letters of credit and 2.50% on Tranche B letters of credit, calculated over the daily amount available for drawings thereunder.

Outstanding loans under the Tranche A Facility and the Tranche B Facility bear interest at the Company's option at either the prime rate plus 2.50% or the Eurodollar rate plus 3.50.

The DIP Credit Facility contains covenants which restrict (1) the incurrence of additional debt, (2) the creation of liens, (3) investments and acquisitions,
(4) contingent obligations and performance guarantees and (5) disposition of assets.

In addition, the DIP Credit Facility, as amended, includes the following reporting covenants:

       1. Cash flow: (a) biweekly operating and variance reports and monthly compliance reports, and (b) monthly budget and 13 week forecast updates;

       2. Financial statements: (a) provide quarterly financial statements within 60 days of the end of each of the Company's first three fiscal quarters, or in lieu thereof, a copy of its Quarterly Report on Form 10Q (b) provide annual audited financial statements within 120 days of the end of the Company's fiscal year or in lieu thereof, a copy of its Annual Report on Form 10K and (c) deliver a schedule setting forth the quarterly minimum cumulative consolidated operating income for April 1, 2002 through March 31, 2003. To then remain in compliance, quarterly operating income cannot be less than the amount provided.

       3. Other; (a) deliver, when available, the Chapter 11 restructuring plan, and (b) provide other information as reasonably requested by the DIP Lenders.

Currently, the Company is in compliance with all of the covenants of the DIP Credit Facility, as amended.

The Company has not made any cash borrowings under its DIP Credit Facility, as amended, but approximately $4.9 million in new letters of credit have been issued under the Tranche A of the Credit facility.

The Company has also received notices of default related to certain indebtedness of the Company (see Part II - Item 3 - Default Under Senior Securities).

The DIP Credit Facility matures on April 1, 2003, but may, with the consent of DIP Lenders holding more than 66 2/3% of the Tranche A Facility, be extended for two additional periods of six months each. There are no assurances that the DIP Lenders will agree to an extension. At maturity, all outstanding loans under the DIP Credit Facility must be repaid, outstanding letters of credit must be discharged or cash-collateralized, and all other obligations must be satisfied or released.

The Company believes that the DIP Credit Facility, when taken together with the Company's own funds, and assuming its extension as required, provide it sufficient liquidity to continue to operate its core businesses during the Chapter 11 proceeding. Moreover, the legal provisions relating to Chapter 11 proceedings are expected to provide a legal basis for maintaining the Company's business intact while it is being reorganized. However, the outcome of the Chapter 11 proceedings and renewal of the DIP Credit Facility, if necessary, are not within the Company's control and no assurances can be made with respect to the outcome of these efforts.

In the Chapter 11 Cases, the Debtors obtained several orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. Among other things, these orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of certain pre-petition employee salaries, wages, health and welfare benefits, retirement benefits and other employee obligations, (iii) authorize payment of pre-petition obligations to certain critical vendors to aid the Debtors in maintaining the operation of their businesses, (iv) authorize the use of cash collateral and grant adequate protection in connection with such use, and (v) authorize post-petition financing.

Although as of June 30, 2002 the Company had not determined to sell any of its remaining Asian Energy assets, the Company may consider a variety of different strategies with respect to these assets. If the Company were to adopt a formal plan to sell its remaining Asian portfolio in the current market environment, there would be an impairment charge, currently not determinable, for a significant portion of the approximately $181.9 million net book value at June 30, 2002. The ultimate sale of these assets, if any, would be subject to approval by the DIP Credit Facility lenders and may be subject to approval by the Bankruptcy Court.

As a result of recent changes in the domestic and international insurance markets, the amount and types of coverage available have been reduced. Although these developments affect the property and casualty markets generally, terrorism and sabotage coverage particularly is available only in limited amounts and at significant cost. The Company has obtained insurance for its assets and operations that provides coverage for what the Company believes are probable maximum losses, subject to self-insured retentions and policy limits which the Company believes to be appropriate. However, the insurance obtained does not cover the Company for all possible losses.

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

In mid-June the CPUC issued an order declaring as reasonable and prudent any power purchase amendment at a certain fixed-price for a five-year term. On June 18, 2001 and July 31, 2001 the Company entered into several agreements and amendments to power purchase agreements with SCE which contained the CPUC approved pricing for a term of five years, to commence upon the occurrence of events relating to improvements in SCE's financial condition. In March 2002, SCE secured financing which allowed it to pay in full, with interest, all outstanding receivables due to the Company.

In July 2001, the Company also entered into agreements with PG&E on similar terms. These agreements also contain the CPUC approved price and term, both of which were effective immediately. PG&E agreed that the amount owed to the Company will earn interest at a rate to be determined by the bankruptcy court overseeing the PG&E bankruptcy and agreed to assume the Company's power purchase agreements, as amended, and elevate the outstanding payables to priority administrative claim status. Bankruptcy court approval was obtained on July 13, 2001.

On October 30, 2001, the Company transferred $14.9 million of the outstanding PG&E receivables for $13.4 million to a financial institution. Of this amount, $8.5 million (which related to receivables not subject to pricing disputes with PG&E) was paid in cash immediately. The balance, $4.9 million (related to receivables regarding which there are pricing disputes) was placed in escrow until the resolution of those disputes, the payment of the receivables by PG&E, or the conclusion of the PG&E bankruptcy. The remaining $1.5 million represents the 10% discount charged by the financial institution.

On January 31, 2002, all but one of the Company's facilities in the PG&E service territory entered into Supplemental Agreements with PG&E whereby PG&E agreed to the amount of the pre-petition payable owed to each facility, the rate of interest borne by the payable and a payment schedule. PG&E agreed to make twelve monthly installments commencing on February 28, 2002. The bankruptcy court overseeing the PG&E bankruptcy approved the Supplemental Agreements and monthly installments have been received by the Company from February 28, 2002 to and including September 28, 2002. Pursuant to the terms of the escrow agreements, starting in October 2002 the $4.9 million has begun to be released to the Company. As of October 31, 2002, the financial institution has been paid in full. The Company will receive a portion of escrowed funds each month through January 31, 2003, at which time the escrowed funds will have been fully paid to the Company.

As stated earlier, SCE has paid 100% of their past due receivables and PG&E has paid two-thirds of their past due receivables through September 28, 2002, in accordance with a bankruptcy court approved twelve-month payment schedule. The Company believes it will ultimately receive payment of all these outstanding receivables less discounts charged by the financial institutions.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as discussed in the following paragraphs, there have been no significant changes in the Company's market risk sensitive assets and liabilities for the quarter ended June 30, 2002 from the amounts reported at December 31, 2001.

However, the sensitivity analyses reported at December 31, 2001 do not reflect any changes due to the deterioration in the Company's credit rating, and therefore, the interest rate spreads and discount rates used to determine the cash flows and fair values of the Company's debt at December 31, 2001 may differ significantly from those that would be used based on current information.

See Liquidity/Cash Flow and Part II Item 3 Defaults upon Senior Securities for a discussion of the changes affecting the Company's debt repayment and defaults.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 1, 2002, the Debtors filed their respective petitions for protection under Chapter 11 of the Bankruptcy Code. The petitions were filed in the U.S. Bankruptcy Court for the Southern District of New York, and are being jointly administered under the lead case, In re Ogden New York Services, Inc., No. 02-40826 (CB). Generally, all actions against the Debtors are stayed during the pendency of the Chapter 11 proceedings.

The Company is party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assesses the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, records an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable, however, all such claims, lawsuits and pending actions arising prior to April 1, 2002 against the Debtors shall be resolved pursuant to the Company's confirmed plan of reorganization.

The Company's operations are subject to various federal, state and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" or "Superfund") and the Resource Conservation and Recovery Act ("RCRA"). Although the Company's operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, the Company believes that it is in substantial compliance with existing environmental laws and regulations.

The Company may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances the Company may be exposed to joint and several liability for remedial action or damages. The Company's ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations.

The Company is engaged in ongoing investigation and remediation actions with respect to three airports where it provides aviation fueling services on a cost-plus basis pursuant to contracts with individual airlines, consortia of airlines and operators of airports. The Company currently estimates the costs of those ongoing actions (determined as of October 2002) will be approximately $800,000 (over several years), and that airlines, airports and others should reimburse it for substantially all these costs. To date, the Company's right to reimbursement for remedial costs has been challenged successfully in one prior case in which the court found that the cost-plus contract in question did not provide for recovery of costs resulting from the Company's own negligence. That case did not relate to any of the airports described above. Except in that instance, and in the litigation with American Airlines and United Airlines noted below, the Company has not been alleged to have acted with negligence. The Company has also agreed to indemnify various transferees of its divested airport operations with respect to certain known and potential liabilities that may arise out of such operations and in certain instances has agreed to remain liable for certain potential liabilities that were not assumed by the transferee. Accordingly, the Company may in the future incur liability arising out of investigation and remediation actions with respect to airports served by such divested operations to the extent the purchaser of these operations is unable to obtain reimbursement of such costs from airlines, airports or others. To date such indemnification has been sought with respect to one airport, as described below. Because the Company did not provide fueling services at that airport, it does not believe it will have significant obligations with respect to this matter. The Company is currently reviewing the potential impact of its filing under Chapter 11 on its exposure for these liabilities and believes that these indemnities are pre-petition unsecured obligations that are subject to compromise.

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

(a) Environmental Matters

                      (i) On June 8, 2001, the Environmental Protection Agency
             ("EPA") named Ogden Martin Systems of Haverhill, Inc. as one of 2000 Potentially Responsible Parties ("PRPs") at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire (the "Site"). The EPA alleges that the Haverhill facility disposed approximately 45,000 gallons of waste oil at the Site, a former recycling facility. The total volume of waste allegedly disposed by all PRPs at the Site is estimated by the EPA as approximately 14,519,232 gallons. The EPA alleges that the costs of response actions completed or underway at the Site total approximately $14.9 million, exclusive of interest, and estimates that the total cost of cleanup of this site will be an additional $70.0 million. A PRP group has formed and the Company is participating in PRP group discussions towards settlement of the EPA's claims. As a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time. Ogden Martin Systems of Haverhill is not a debtor.

                      (ii) On April 9, 2001, Ogden Ground Services, Inc. and
             Ogden Aviation, Inc., together with approximately 250 other parties, were named by Metropolitan Dade County, Florida (the "County") as PRPs, pursuant to CERCLA, RCRA and state law, with respect to an environmental cleanup at Miami International Airport (the "Airport"). The County alleges that, as a result of releases of hazardous substances, petroleum, and other wastes to soil, surface water, and groundwater at the Airport, it has expended over $200.0 million in response and investigation costs and expects to spend an additional $250.0 million to complete necessary response actions. An Interim Joint Defense Group has been formed among PRPs and discovery of the County's document archive is underway. A tolling agreement has been executed between PRPs and the County in order to allow for settlement discussions to proceed without the need for litigation. As a result of uncertainties regarding the source and scope of the contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time. Ogden Ground Services, Inc has been sold and the Company has agreed to indemnify the purchaser for certain environmental liabilities relating to the disposed businesses. As noted above, the Company believes that these indemnities are pre-petition unsecured obligations that are subject to compromise.

                      (iii) On May 25, 2000 the California Regional Water
             Quality Control Board, Central Valley Region (the "Board"), issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station ("Chinese Station"), a general partnership in which one of the Company's subsidiaries owns 50% and which operates a wood-burning power plant located in Jamestown, California. This order arises from the use as fill material, by Chinese Station's neighboring property owner, of boiler bottom ash generated by Chinese Station. The order was issued jointly to Chinese Station and to the neighboring property owner as co-respondents. Chinese Station completed the cleanup during the summer of 2001 and submitted its Clean Closure Report to the Board on November 2, 2001. This matter remains under investigation by the Board and other state agencies with respect to alleged civil and criminal violations associated with the management of the material. Chinese Station believes it has valid defenses, and has pending a petition for review of the order. Settlement discussions in this matter are underway. Chinese Station and the Company's subsidiary which owns a partnership interest in Chinese Station are not debtors.

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

(b) Other Matters

                      (i) In 1985, the Company sold all of its interests in
             several manufacturing subsidiaries, some of which used asbestos in their manufacturing processes and one of which was Avondale Shipyards, now operated as a subsidiary of Northrop Grumman Corporation. Some of these sold subsidiaries have been and continue to be parties to litigation relating to asbestos primarily from workplace exposure. The Company has been named as a party to one such case filed in 2001 in which there are 45 other defendants. The case, which is in its early stages and is stayed against the Company by the Chapter 11 proceedings, appears to assert that the Company is liable on theories of successor liability. Before the Company's bankruptcy filing, the Company had filed for its dismissal from the case on the basis that it is not a successor to the subsidiary that allegedly caused the plaintiffs' asbestos exposure. The Company does not believe it is liable to persons who may assert claims for asbestos related injuries relating to the operations of its former subsidiaries.

                  (ii) As previously disclosed, the Company commenced litigation challenging the client communities' notice purporting to terminate its contract with the Company for the Onondaga County, New York, waste to energy facility. On or about August 13, 2002 the federal court for the Northern District of New York granted the Client Communities motion to remand the matter to state court and denied the Company's motion to transfer the matter to the Bankruptcy Court. In addition, the Client Community has sought and obtained from the same federal court an injunction preventing the Company from proceeding with an adversary proceeding in the Bankruptcy Court seeking a determination that the automatic stay applies to this litigation, or other related relief. The Company has appealed the issuance of this injunction. If the outcome of this matter is determined adversely to the Company, the contract could be terminated and the operating subsidiary and the Company, as guarantor, could incur substantial, pre-petition termination obligations, and the Company's operating subsidiary could lose its ownership interest in and its rights to operate the project. The Company continues to believe that further proceedings in this matter are stayed by the bankruptcy filing.

                     (iii) As previously disclosed, in late 2000 Lake County,
             Florida commenced a lawsuit in the State courts of Florida against the Company's subsidiary that owns and operates its Lake County waste to energy project. In the lawsuit, the County seeks to have its agreement with the Company's subsidiary declared void on various state constitutional and public policy grounds. The County also seeks unspecified damages for amounts paid to the Company since 1988. The Company's subsidiary is now operating its business as a debtor-in-possession, and the lawsuit is stayed by such subsidiary's and the Company's bankruptcy filings. The Company believes that it has adequate defenses to the County's claims for both declaratory judgment and damages. Were this matter to be determined adversely to the Company, the Company and its subsidiary could incur substantial, prepetition obligations and such subsidiary could lose its right to own and operate the project.


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

                Indebtedness                      Nature of Default                  Amount of Arrearage
    9.25% Debentures                      Bankruptcy filing; non-payment of   $7.7 million in interest, as of
    ($100 million principal)              interest due March 1, 2002           June 30, 2002

    6% Convertible Debentures             Bankruptcy filing; non-payment of   $5.1 million in interest, $85.0
    ($85 million principal)               principal and interest due June     million in principal, as of
                                          1, 2002                              June 30, 2002

    5.75% Convertible Debentures ($63.6   Bankruptcy filing; non-payment of   $2.6 million in interest, $63.6
    million principal)                    principal and interest due          million in principal, as of
                                          October 20, 2002                    June 30, 2002

    Master Credit Agreement               Bankruptcy filing; non-payment of   Approximately $239.5 million in
                                          principal and interest due June     principal, $4.4 million in
                                          1, 2002; expiration of Master       interest, as of June 30, 2002;
                                          Credit Agreement without cash       plus $397.7 million of unfunded
                                          collateralizing outstanding         cash collateral obligations with
                                          letters of credit                   respect to letters of credit

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

(b)      Dividends on Preferred Stock

         As disclosed in Note 16 to the Annual Report filed on Form 10-K, in connection with its Chapter 11 filing, the Company suspended the declaration and payment of dividends on its Series A $1.875 Cumulative Convertible Preferred Stock. Under the terms governing the Series A $1.875 Cumulative Convertible Preferred Stock, the dividends due for the second quarter of 2002 accumulate without interest or penalty in the amount of $1.875 per share, currently totaling $15,491.72 per quarter. Despite this accumulation of dividends, the holders of the preferred shares are not expected to receive any future dividends on or any value for these shares following the Chapter 11 process.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of this report:

                  10.0     Material Contracts

                  10.1(a) Second Amendment to Debtor-in-Possession Credit Agreement, dated as of May 10, 2002, among the Company, the Subsidiaries listed on the signature pages thereof as Borrowers, the Subsidiaries listed on the signature pages thereof as Subsidiary Guarantors, the Lenders listed therein, Bank of America, N.A., as Administrative Agent, and Deutsche Bank AG, New York Branch, as Documentation Agent, transmitted herewith as Exhibit 10.1(a).

                  10.1(b) Third Amendment and Limited Waiver to Debtor-in-Possession Credit Agreement, dated as of October 4, 2002, among the Company, the Subsidiaries listed on the signature pages thereof as Borrowers, the Subsidiaries listed on the signature pages thereof as Subsidiary Guarantors, the Lenders listed therein, Bank of America, N.A., as Administrative Agent, and Deutsche Bank AG, New York Branch as Documentation Agent, transmitted herewith as Exhibit 10.1(b).


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 13, 2002                  COVANTA ENERGY CORPORATION
                                         (Registrant)



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

Date: November 13, 2002

                                          /s/ Scott G. Mackin
                                          -------------------------------------
                                          Scott G. Mackin
                                          President and Chief Executive Officer


                             Certification Required
      by Rules 13a-14 and l5d-14 under the Securities Exchange Act of 1934

I, Anthony J. Orlando, certify that:

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

Date: November 13, 2002

                                         /s/ Anthony J. Orlando
                                         -------------------------------------
                                         Anthony J. Orlando
                                         Senior Vice President, Waste to Energy
                                         (Business and Financial Management,
                                         acting)



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

Date: November 13, 2002

                                          /s/ William J. Keneally
                                          -------------------------------------
                                          William J. Keneally
                                          Senior Vice President
                                          and Chief Accounting Officer


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

Date: November 13, 2002


                                          /s/ Louis M. Walters
                                          -------------------------------------
                                          Louis M. Walters
                                          Vice President and Treasurer