Form 10-Q
period 2002-09-30
COVANTA ENERGY CORP
filed 2002-11-14
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
                                  --------------------  ------------------------


                          Commission file number 1-3122

                Covanta Energy Corporation (Debtor in Possession)
         ---------- --------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       13-5549268
---------------------------          -------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                        40 Lane Road, Fairfield, NJ 07004
               --------------------------------------------------
               (Address or principal executive office) (Zip code)


                                 (973) 882-9000
               --------------------------------------------------
               (Registrant's telephone number including area code)


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

                            PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

                                                                    FOR THE NINE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                    -------------------------  --------------------------
                                                                      2002          2001          2002         2001
                                                                    -------------------------  --------------------------
                                                                     (In Thousands of Dollars, Except per Share Amounts)


Service revenues                                                      $ 387,737    $ 430,679    $ 124,580    $ 142,415
Electricity and steam sales                                             283,128      266,299       98,210       89,340
Equity in income from unconsolidated subsidiaries                        17,001       19,528        8,590        7,492
Construction revenues                                                    34,323       44,184       11,779       23,356
Other sales-net                                                                       29,063                     8,060
Other-net                                                                   259       29,773          215           43
                                                                      ---------    ---------    ---------    ---------
     Total revenues                                                     722,448      819,526      243,374      270,706
                                                                      ---------    ---------    ---------    ---------

Plant operating expenses                                                407,259      395,941      133,063      128,617
Construction costs                                                       34,677       51,884       13,345       20,954
Depreciation and amortization                                            73,461       74,985       23,309       25,051
Debt service charges-net                                                 63,367       65,014       20,429       21,925
Other operating costs and expenses                                       25,016       48,833        6,063       19,281
Net loss (gain) on sale of businesses                                    24,057       (3,872)         (93)      (1,680)
Costs of goods sold                                                                   34,081                    12,540
Selling,administrative and general expenses                              45,636       54,761       13,630       16,129
Project development costs                                                 3,054        4,580          413        1,668
Other-net                                                                16,906       12,812      (15,115)       5,649
Write down of assets held for use                                       100,647
Write-down of and obligations related to assets held for sale            40,000       20,408                    18,717
                                                                      ---------    ---------    ---------    ---------
     Total costs and expenses                                           834,080      759,427      195,044      268,851
                                                                      ---------    ---------    ---------    ---------

Operating income (loss)                                                (111,632)      60,099       48,330        1,855
Interest expense (net of interest income
     of $1,770, $7,363, $614 and $1,207
     respectively and excluding post-petition
     contractual interest expense
     of $3,100 and $700 for the nine and three
     month periods ended in 2002)                                       (26,287)     (21,867)      (9,863)      (7,287)
Reorganization items                                                    (32,803)                  (16,837)
                                                                      ---------    ---------    ---------    ---------

Income (loss) before income taxes, minority interests
     and the cumulative effect of change in accounting principle       (170,722)      38,232       21,630       (5,432)

Income taxes                                                              2,004      (15,793)      (2,292)         971
Minority interests                                                       (6,342)      (4,728)      (1,879)      (1,701)
                                                                      ---------    ---------    ---------    ---------

Income (loss) from operations before change in accounting principle    (175,060)      17,711       17,459       (6,162)

Cumulative effect of change in accounting principle                      (7,842)
                                                                      ---------    ---------    ---------    ---------

Net Income (Loss)                                                      (182,902)      17,711       17,459       (6,162)
                                                                      ---------    ---------    ---------    ---------

Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustments (net of
     income taxes of ($415), $585, $0 and $160, respectively             (1,094)      (2,230)         306         (141)
Less reclassification adjustment for translation
adjustment included in loss from operations                               1,233
Unrealized holding losses arising during period                            (320)                     (143)
                                                                      ---------    ---------    ---------    ---------
Other comprehensive income (loss)                                          (181)      (2,230)         163         (141)
                                                                      ---------    ---------    ---------    ---------

Comprehensive Income (loss)                                           $(183,083)   $  15,481    $  17,622    $  (6,303)
                                                                      =========    =========    =========    =========


BASIC EARNINGS (LOSS) PER SHARE
Income(loss) from operations                                          $   (3.52)   $    0.36    $    0.35    $   (0.12)
Cumulative effect of change in accounting principle                       (0.16)
                                                                      ---------    ---------    ---------    ---------
Net Income (Loss) per share                                           $   (3.68)   $    0.36    $    0.35    $   (0.12)
                                                                      =========    =========    =========    =========


DILUTED EARNINGS (LOSS) PER SHARE
Income(loss) from operations                                          $   (3.52)   $    0.35    $    0.35    $   (0.12)
Cumulative effect of change in accounting principle                       (0.16)
                                                                      ---------    ---------    ---------    ---------
Net Income (Loss) per share                                           $   (3.68)   $    0.35    $    0.35    $   (0.12)
                                                                      =========    =========    =========    =========


         See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,               DECEMBER 31,
                                                                          2002                         2001
                                                                 ----------------------------------------------------
                                                                 (In Thousands of Dollars, Except per Share Amounts)
Assets
Current Assets:
Cash and cash equivalents                                            $   112,061                $    86,773
Restricted funds held in trust                                           122,820                     93,219
Receivables (less allowances of $17,138 and $16,444, respectively)       261,033                    306,712
Deferred income taxes                                                     27,500                     27,500
Prepaid expenses and other current assets                                 88,304                    102,470
Assets held for sale                                                       8,140                     67,948
                                                                     -----------                -----------
     Total current assets                                                619,858                    684,622
Property, plant and equipment-net                                      1,677,100                  1,901,311
Restricted funds held in trust                                           170,192                    167,009
Unbilled service and other receivables                                   151,742                    150,825
Unamortized contract acquisition costs-net                                56,237                     82,325
Goodwill-net                                                                                          9,878
Other intangible assets-net                                                7,770                      8,439
Investments in and advances to investees and joint ventures              171,171                    183,231
Other assets                                                              58,038                     59,512
                                                                     -----------                -----------

Total Assets                                                         $ 2,912,108                $ 3,247,152
                                                                     ===========                ===========

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current liabilities:
Current portion of long-term debt                                    $    20,332                $    13,089
Current portion of project debt                                          114,788                    113,112
Convertible subordinated debentures                                                                 148,650
Accounts payable                                                          15,529                     37,142
Federal and foreign income taxes payable                                   6,341                      5,955
Obligations related to assets held for sale                                                         217,206
Accrued expenses                                                         279,388                    362,388
Deferred income                                                           41,340                     42,694
                                                                     -----------                -----------
     Total current liabilities                                           477,718                    940,236
Long-term debt                                                            22,472                    298,602
Project debt                                                           1,182,476                  1,302,381
Deferred income taxes                                                    267,154                    323,669
Deferred income                                                          153,701                    161,525
Other liabilities                                                         91,209                    174,345
Liabilities subject to compromise                                        859,933
Minority interests                                                        34,005                     40,150
                                                                     -----------                -----------
Total liabilities                                                      3,088,668                  3,240,908
                                                                     -----------                -----------

Shareholders' Equity (Deficit):
Serial cumulative convertible preferred stock,
      par value $1.00 per share;
      authorized, 4,000,000 shares; shares
      outstanding : 33,049 and 33,480,
      respectively, net of treasury shares of 29,820                          33                         34
Common stock,par value $.50 per share;authorized,
      80,000,000 shares; shares outstanding: 49,827,651
      and 49,835,076, respectively, net of
     treasury shares of 4,121,950 and 4,111,950, respectively             24,914                     24,918
Capital surplus                                                          188,214                    188,371
Notes receivable from key employees for common stock issuance               (870)                      (870)
Unearned restricted stock compensation                                      (207)                      (664)
Deficit                                                                 (388,180)                  (205,262)
Accumulated other comprehensive loss                                        (464)                      (283)
                                                                     -----------                -----------

     Total Shareholders' Equity (Deficit)                               (176,560)                     6,244
                                                                     -----------                -----------

Total Liabilities and Shareholders' Equity (Deficit)                 $ 2,912,108                $ 3,247,152
                                                                     ===========                ===========



See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)




                                                               For The Nine months ended                  For The Year ended
                                                                  September 30, 2002                      December 31, 2001
                                                               Shares            Amounts                Shares             Amounts
                                                               ---------------------------------------------------------------------
                                                                     (In Thousands of Dollars, Except Share and Per Share Amounts)
Serial Cumulative Convertible Preferred Stock,
par value $1.00 per share;
authorized, 4,000,000 shares:
Balance at beginning of period                                      63,300      $      64                 65,402         $       66
Shares converted into common stock                                    (431)            (1)                (2,102)                (2)
                                                               ---------------------------         ---------------------------------
Total                                                               62,869             63                 63,300                 64
Treasury shares                                                    (29,820)           (30)               (29,820)               (30)
                                                               ---------------------------         ---------------------------------
Balance at end of period(aggregate involuntary
  liquidation value-2002, $666,000)                                 33,049             33                 33,480                 34
                                                               ---------------------------         ---------------------------------

Common Stock, par value $.50 per share;
authorized, 80,000,000 shares:
Balance at beginning of year                                    53,947,026         26,974             53,910,574             26,956
Exercise  of stock options                                                                                23,898                 12
Conversion of preferred shares                                       2,575              1                 12,554                  6
                                                               ---------------------------         ---------------------------------
Total                                                           53,949,601         26,975             53,947,026             26,974
                                                               ---------------------------         ---------------------------------
Treasury shares at beginning of year                             4,111,950          2,056              4,265,115              2,133
(Issuance) cancellation of restricted stock                         10,000              5               (114,199)               (57)
Exercise of stock options                                                                                (38,966)               (20)
                                                               ---------------------------         ---------------------------------
Treasury shares at end of period                                 4,121,950          2,061              4,111,950              2,056
                                                               ---------------------------         ---------------------------------

Balance at end of period                                        49,827,651         24,914             49,835,076             24,918
                                                               ---------------------------         ---------------------------------

Capital surplus:
Balance at beginning of period                                                    188,371                                   185,681
Exercise  of stock options                                                                                                      776
Issuance (cancellation) of restricted stock                                          (157)                                    1,918
Conversion of preferred shares                                                                                                   (4)
                                                                           ---------------                       -------------------

Balance at end of period                                                          188,214                                   188,371
                                                                           ---------------                       -------------------

Notes receivable from key employees for common stock issuance                        (870)                                     (870)
                                                                           ---------------                       -------------------

Unearned Restricted Stock Compensation:
Balance at beginning of period                                                       (664)
Issuance (cancellation) of restricted common stock                                    162                                    (1,567)
Amortization of unearned restricted stock compensation                                295                                       903
                                                                           ---------------                       -------------------
Balance at end of period                                                             (207)                                     (664)
                                                                           ---------------                       -------------------

Earned Surplus (Deficit):
Balance at beginning of  period                                                  (205,262)                                   25,829
Net loss                                                                         (182,902)                                 (231,027)
                                                                           ---------------                       -------------------
Total                                                                            (388,164)                                 (205,198)
                                                                                                                 -------------------

Preferred dividends per share  $.46875 and $1.875, respectively                        16                                        64
                                                                           ---------------                       -------------------

Balance at end of period                                                         (388,180)                                 (205,262)
                                                                           ---------------                       -------------------

Cumulative Translation Adjustment-Net                                                (144)                                     (283)
                                                                           ---------------

Net Unrealized Loss on Securities Available for Sale                                 (320)
                                                                           ---------------                       -------------------

CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)                                $     (176,560)                          $          6,244
                                                                           ===============                       ===================



           See notes to condensed consolidated financial statements.

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     ----------------------------------
                                                                       2002                     2001
                                                                     ----------------------------------
                                                                          (In Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $(182,902)              $  17,711
Adjustments to Reconcile Net Income (loss) to Net Cash
Provided by Operating Activities:
Reorganization items                                                     32,803
Payment of reorganization items                                         (18,957)
Depreciation and amortization                                            73,461                  74,985
Deferred income taxes                                                    (8,258)                  5,266
Provision for doubtful accounts                                          11,842                  16,756
Bank fees                                                                23,685                   7,501
Obligation related to assets held for sale                               40,000                  20,408
Write down of assets held for use                                       100,647
Other                                                                    (5,794)                 (5,367)
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables                                                              32,936                 (38,337)
Other assets                                                              8,961                 (34,917)
Increase (Decrease) in Liabilities:
Accounts payable                                                         28,907                  (9,669)
Accrued expenses                                                         (8,651)                  5,655
Deferred income                                                          (2,495)                (11,507)
Other liabilities                                                       (34,677)                  5,070
                                                                      ---------               ---------

Net cash provided by operating activities                                91,508                  53,555
                                                                      ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses                                         36,164                  22,045
Proceeds from sale of property, plant and equipment                         305                     932
Investments in facilities                                               (13,360)                (53,304)
Other capital expenditures                                               (2,337)                 (5,449)
Decrease (increase)  in other receivables                                  (142)                  3,212
Distributions from investees and joint ventures                          15,463                  24,257
Increase in investment in and advances to
investees and joint ventures                                               (574)                (14,485)
                                                                      ---------               ---------

Net cash provided by (used in) investing activities                      35,519                 (22,792)
                                                                      ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
New debt                                                                  4,781                  16,306
Funds held in trust                                                     (40,533)                (34,912)
Restricted cash                                                                                 194,118
Payment of debt                                                         (62,569)               (223,991)
Dividends paid                                                              (16)                    (49)
Proceeds from exercise of stock options                                                             808
Other-net                                                                (3,402)                 (2,415)
                                                                      ---------               ---------

Net cash used in financing activities                                  (101,739)                (50,135)
                                                                      ---------               ---------

Net Increase (Decrease) in Cash and Cash Equivalents                     25,288                 (19,372)
Cash and Cash Equivalents at Beginning of Period                         86,773                  80,643
                                                                      ---------               ---------

Cash and Cash Equivalents at End of Period                            $ 112,061               $  61,271
                                                                      =========               =========

            See notes to condensed consolidated financial statements.

ITEM 1 - NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation:

The accompanying unaudited Condensed Consolidated Financial Statements (the "Financial Statements") have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), the accompanying unaudited consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 2002 and results of operations for the three and nine months periods and cash flows for the nine months periods ended September 30, 2002 and 2001. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on July 19, 2002 and in the Company's Form 10-Q for the three month period ended March 31, 2002, filed with the SEC on September 13, 2002, and for the six months period ended June 30, 2002, filed with the SEC on November 13, 2002.

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

The Financial Statements include the accounts of Covanta Energy Corporation (Debtor in Possession) and its Subsidiaries ("Covanta" or "the Company"). In March 2001, the Company changed its name from Ogden Corporation to Covanta Energy Corporation. Covanta is engaged in developing, owning and operating power generation projects and provides related infrastructure services. The Company also offers single source design, build and operate capabilities for water and wastewater treatment infrastructures. Companies in which Covanta has equity investments of 20% to 50% are accounted for using the equity method since Covanta has the ability to exercise significant influence over their operating and financial policies. Those companies in which Covanta owns less than 20% are accounted for using the cost method, except for two companies of which Covanta owns less than 20% which are accounted for using the equity method. Covanta has significant influence over the operations of these companies through representation on the Boards of Directors, shareholder rights, and ownership in the operators of the energy facilities. All inter-company transactions and balances have been eliminated.

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

At December 31, 2000, the Company had substantially completed its sales of the discontinued operations and classified the remaining unsold Aviation and Entertainment businesses as assets held for sale in its December 31, 2000 consolidated financial statements. These non-core businesses are reported in the Other segment for the year ended December 31, 2001 and for the periods ended September 30, 2002. See Item 2 (Management Discussion and Analysis of Financial Condition and Results of Operations) for additional data regarding segments.

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

The Company identified all derivatives within the scope of SFAS No. 133. The adoption of SFAS No. 133 did not have a material impact on the results of operations of the Company and increased both assets and liabilities recorded on the balance sheet by approximately $12.3 million on January 1, 2001. The $12.3 million relates to the Company's interest rate swap agreement that economically fixes the interest rate on certain adjustable rate revenue bonds reported in the Project Debt category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." The asset and liability recorded on January 1, 2001 were increased by $0.9 million during the year ended December 31, 2001 to adjust for an increase in the swap's fair value to $13.2 million at December 31, 2001. The carrying value of this asset and liability increased to $19.2 million at September 30, 2002 and was $16.4 million at September 30, 2001.

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

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires upon adoption the discontinuance of goodwill amortization, which the Company estimates would have been $0.2 million and $0.6 million for the three and nine months ended September 30, 2002, respectively. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption and to evaluate for impairment the carrying value of goodwill on an annual basis thereafter. Identifiable intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

On June 30, 2002, the Company completed the required impairment evaluation of goodwill in conjunction with its adoption of SFAS No. 142. As a result of current risks and other conditions in its Energy business and based upon the expected present value of future cash flows, the Company determined that $7.8 million of goodwill related to its Energy business was impaired and was therefore written-off. As required by SFAS No 142, this adjustment has been accounted for as a cumulative effect change in accounting principle as of January 1, 2002, which had no tax impact.

A reconciliation of reported net earnings to the amounts adjusted for the exclusion of goodwill amortization is as follows (in thousands):


                                 3 Months Ended               9 Months Ended
                            --------------------------   ---------------------------
                            September 30,  September 30,  September 30,    September 30,
                                2002          2001           2002             2001
                             ---------     ---------      ----------     ----------
Reported net income (loss)
before change in accounting
principle                    $  17,459     $  (6,162)      $(175,060)      $ 17,711
Add: Goodwill amortization,
     net of tax                      -           200              -             601
                             ---------     ---------      ---------       --------
Adjusted net income (loss)   $  17,459     $  (6,362)      $(175,060)      $ 18,312
                             =========     ==========      ==========      ========

Excluding goodwill amortization, reported net earnings per share would not have changed for the three month period ended September 30, 2001 and would have increased by $0.01 per share for the nine month period then ended.

Identifiable intangibles consist primarily of contract acquisition costs and deferred financing costs and are amortized over approximately six to twenty-seven years.

In August 2001, the FASB issued SFAS No. 144. The Company adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 applies to all long-lived assets, including assets held for sale. SFAS No. 144 requires that assets held for sale be measured at the lower of carrying amount or fair value less associated selling expenses. It also broadens this reporting to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company's financial position and results of operations but has required certain balance sheet reclassifications of these assets and liabilities at December 31, 2001 in order to conform with the September 30, 2002 presentation.

In light of its Chapter 11 bankruptcy filing and proceedings, the Company reviewed the recoverability of its long-lived assets as of June 30, 2002. As a result of the review based upon the future cash flows, the Company recorded, in write down of assets held for use, in the Condensed Consolidated Statement of Operations and Comprehensive Loss, a pre-tax impairment charge totaling $100.6 million related to one domestic and two international projects.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. Previously issued financial statements shall not be restated. The provisions of EITF Issue No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of that issue prior to the initial application of SFAS No. 146. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position and results of operations.

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

In addition, depending upon which projects were unable to be restructured and the Company's overall tax position upon emergence from the bankruptcy proceeding, the Company could incur substantial federal and state tax liabilities, based on the difference between the unsatisfied debt obligations on these facilities and the tax basis of these facilities. Such taxes may be a priority administrative bankruptcy claim in the bankruptcy proceedings. At September 30, 2002, these four projects had a net book value of approximately $30 million. Lastly, the Company could lose its ownership interest in these project assets.

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

In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred during the three and six month periods ended September 30, 2002, (in thousands):

                                                  Three months      Six months
                                                     Ended             Ended
                                                  ------------      ----------
 Legal and professional fees                       $  9,976           $19,553
 Severance, retention and office closure costs        6,430             6,430
 Lease rejection expenses                                 -               600
 Write off of deferred financing costs                    -             2,078
 Bank fees related to DIP Credit Facility               431             4,142
                                                   ---------         ---------
 Total                                              $16,837           $32,803
                                                   =========         =========

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

Also in accordance with SOP 90-7, interest expense of $0.7 and $3.1 million for the three and six months ended September 30, 2002, respectively, has not been recognized on the Company's subordinated convertible debentures and approximately $10.2 million of other unsecured debt due to the seller of certain independent power projects as the Company currently believes this interest will not ultimately be paid.

Pursuant to SOP 90-7, the Company has segregated and classified certain pre-petition obligations as liabilities subject to compromise. Liabilities subject to compromise have been recorded at the likely allowed claim amount. The following table sets forth the estimated liabilities of the Company subject to compromise as of September 30, 2002, (in thousands):

                                                            September 30,
                                                                2002
                                                                ----
         Debt                                               $ 264,271
         Accounts payable                                      46,333
         Other liabilities                                    143,606
         Obligations related to assets held for sale          257,073
         Convertible Subordinated Debentures                  148,650
                                                             --------
         Total                                              $ 859,933
                                                            =========

As also required by SOP 90-7, below are the condensed combined financial statements of the Debtors since the date of the bankruptcy filing (Debtors' Statements). The Debtors' Statements have been prepared on the same basis as the Company's Financial Statements (see below).

              DEBTORS' CONDENSED COMBINED STATEMENTS OF OPERATIONS
                   For the Three and Six Month Periods Ended
                               September 30, 2002
                                 (In Thousands)

                                          Three Months Ended   Six Months Ended
                                          September 30, 2002  September 30, 2002
                                          ------------------  ------------------

Total revenues                                    $152,813           $307,908
Operating costs and expenses                       121,087            246,815
Cost allocation from non-Debtor subsidiaries         6,309             14,220
Write down of assets held for use                                      22,195
Write down of and obligations related to assets
  held for sale                                                        40,000
Equity in earnings of non-Debtor subsidiaries
  (net of taxes of $2,248 and $11,354)              19,125            (61,880)
                                                   -------            -------
Operating income (loss)                             44,542            (77,202)
Reorganization items                               (16,837)           (32,803)
Interest expense, net                               (9,678)           (18,107)
                                                   -------            -------
Income (loss) before income taxes (excluding
  taxes applicable to non-Debtor subsidiaries)
  and minority interests                            18,027           (128,112)
Income tax benefit                                     (44)             5,780
Minority interests                                    (524)            (1,776)
                                                   -------            -------
Net Income (loss)                                 $ 17,459          $(124,108)
                                                   =======            =======

                   DEBTORS' CONDENSED COMBINED BALANCE SHEET
                            As of September 30, 2002
                                 (In thousands)

Assets:
Current assets                                                  $   441,635
Property, plant and equipment-net                                 1,184,342
Investments in and advances to investees and joint ventures           3,815
Other assets                                                        365,822
Investments in and advances to non-Debtor subsidiaries, net          96,166
                                                                -----------

Total Assets                                                    $ 2,091,780
                                                                ===========


Liabilities:
Current liabilities                                               $ 306,863
Long-term debt                                                       22,451
Project debt                                                        889,603
Deferred income taxes                                               120,004
Other liabilities                                                    68,480
Liabilities subject to compromise                                   859,933
Minority interests                                                   1,,006
                                                                -----------
Total liabilities                                                 2,268,340

Shareholders' Deficit:                                            (176,560)
                                                                -----------

Total Liabilities and Shareholders' Deficit                     $ 2,091,780
                                                                ===========


              DEBTORS' CONDENSED COMBINED STATEMENT OF CASH FLOWS
                   For the Six Months Ended September 30, 2002
                                 (In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities             $     45,080
                                                        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used in investing activities                       (8,004)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net cash used in financing activities                      (19,947)
                                                        ------------

Net Increase in Cash and Cash Equivalents                     17,129
                                                        ------------
Cash and Cash Equivalents at Beginning of Period              65,791
                                                        ------------

Cash and Cash Equivalents at End of Period              $     82,920
                                                        ============


The Debtors' Statements are presented on the equity method for the non-Debtor subsidiaries. Under this method, the net investments in and advances to non-Debtor subsidiaries, are recorded at cost and adjusted for the Debtors' share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The Debtors' Statements also include allocation of $14.2 million of costs incurred by the non-Debtor subsidiaries that provide significant support to the Debtors. All of the assets and liabilities of the Debtors are subject to revaluation upon emergence from bankruptcy.

Assets Held for Sale and Related Liabilities:

All non-core businesses, including remaining Entertainment and Aviation businesses, are classified as assets held for sale in the Condensed Consolidated Balance Sheets. Those businesses held for sale at December 31, 2001 and September 30, 2002 include the Company's interest in certain entertainment assets in Argentina, Anaheim, California and Ottawa, Canada, and the Port Authority of New York and New Jersey related component of its aviation fueling business. The other non-core businesses classified as assets held for sale at December 31, 2001 were its Metropolitan Entertainment subsidiary ("Metropolitan") a concert promotion business, and CGS, a Spanish environmental consulting business. Both these businesses were sold prior to the commencement of the Chapter 11 proceeding. Generally, a future sale by debtors of assets held for sale will require Bankruptcy Court approval and is subject to the notice and hearing requirements of the Bankruptcy Code.

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

The Company is the reimbursement party on a $26.0 million letter of credit and a $1.5 million letter of credit relating to a lease transaction for the Arrowhead Pond. The $26.0 million letter of credit, which is security for the lease investor, can be drawn upon the occurrence of an event of default. The $1.5 million letter of credit is security for certain indemnification payments under the lease transaction documents the amount of which cannot be determined. The lease transaction documents require the Company to provide additional letter of credit coverage from time to time. The additional amount required as of September 30, 2002 is estimated to be approximately $11.5 million, which the Company has not provided. Notices of default have been delivered in 2002 under the lease transaction documents. As a result of the defaults, parties may exercise remedies, including drawing on the letters of credit related to the lease transaction and recovering fees to which the Company may be entitled for managing the Arrowhead Pond. The parties to the lease transaction had agreed previously to delay the exercise of remedies for the existing defaults until after October 21, 2002. Although the Company has attempted to extend this standstill and explored other alternatives related to the lease transaction for the Arrowhead Pond, an extension of the standstill or other resolution was not agreed upon prior to its expiration. Notwithstanding the expiration of the standstill, the parties have not at this time sought to exercise remedies while discussions concerning resolution continue. Were the parties to exercise remedies, the amounts that would come due would be pre-petition secured obligations either to the obligor or to the bank honoring a drawn letter of credit.

To reflect the Company's estimate of its total exposure upon exercise of remedies by the parties to the lease transaction as a result of the occurrence of an event of default, the Company has recorded a pre-tax $40.0 million impairment charge which is included in Liabilities Subject to Compromise in the September 30, 2002 unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss and Balance Sheet. The resulting tax benefit of $14.0 million has been reflected in Liabilities Subject to Compromise. However, in view of the proposed disposal of these interests, and the need for approval by the Bankruptcy Court and DIP Lenders of such transactions, uncertainty remains as to the actual amount of the impairment and the deferred tax.

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

The primary obligor entered into a series of foreign exchange currency swap agreements, which fixed at $149.0 million the Company's obligations under its guarantees of the Canadian dollar denominated senior term debt and subordinated debt on the Centre. These swap agreements, also guaranteed by the Company, would have expired on December 23, 2002, contemporaneously with the related debt obligations. However, in connection with the Company's bankruptcy, the counter-party to the swap agreements terminated the swaps in May 2002 resulting in $17.5 million being due, as a pre-petition secured obligation, to the counter-party from the Company as guarantor.

Assets held for sale and related liabilities at September 30, 2002 and December 31, 2001 were as follows (in thousands):

                                                 September 30,      December 31,
                                                     2002              2001
                                                     ----              ----
Current Assets                                    $   3,657         $  57,556
Property, Plant and Equipment - Net                   1,326             4,044
Other Assets                                          3,157             6,348
                                                  ---------         ---------
Assets Held for Sale                              $   8,140         $  67,948
                                                  =========         =========
Current Liabilities                               $       -         $(216,859)
Other Liabilities                                         -              (347)
                                                  ---------         ---------
Liabilities Related to Assets Held for Sale       $       -         $(217,206)
                                                  =========         =========

As of September 30, 2002, in accordance with SOP 90-7, $257.0 million of liabilities related to assets held for sale have been classified as liabilities subject to compromise in the condensed consolidated balance sheet. In addition, $60.6 million of deferred tax assets related to assets held for sale have been reclassified within deferred tax liabilities in the condensed consolidated balance sheet in order to match the long-term classification of the liabilities that give rise to these assets.

In accordance with the provisions of SFAS Nos. 121 and 144, assets held for sale have not been depreciated commencing January 1, 2001, which had the effect of decreasing the loss before income taxes in 2001 by approximately $4.6 million and the loss before income taxes for the three month and nine month periods ended September 30, 2002 by $0.2 and $0.4 million, respectively.

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

Earnings (Loss) Per Share:


                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------------------------------------------------------------------

                                                2002                                             2001
                               -------------------------------------------------------------------------------------------
                                        Income          Shares       Per-Share           Income          Shares       Per-Share
                                      (Numerator)    (Denominator)     Amount          (Numerator)    (Denominator)      Amount
                                      -----------    -------------     ------          -----------    -------------      ------
                                                          (In thousands, except share and per share amounts)

Income (loss) from operations
  before cumulative effect of
  change in accounting principle     $   17,459                                       $   (6,162)

Less: preferred stock dividend                -                                               16
                                    -----------                                      -----------
Basic Earnings (Loss) Per Share          17,459        49,802        $   0.35             (6,178)        49,703       $ (0.12)
                                                                    ---------                                          -------
Effect of Dilutive Securities:

Stock options                                              (A)                                              (A)

Restricted stock                                           26                                               (A)

Convertible preferred stock                               198                                 -             (A)

6% convertible debentures                                  (A)                                              (A)

5 3/4% convertible debentures                              (A)                                              (A)
                                    --------------------------                       --------------------------

Diluted Earnings (Loss) Per Share    $    17,459        50,026       $   0.35        $    (6,178)        49,703        $ (0.12)
                                    -------------------------------------------      -------------------------------------------
(A)      Antidilutive


                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------------------------------------------------------------------

                                                2002                                             2001
                               -------------------------------------------------------------------------------------------
                                        Income          Shares       Per-Share           Income          Shares       Per-Share
                                      (Numerator)    (Denominator)     Amount          (Numerator)    (Denominator)      Amount
                                      -----------    -------------     ------          -----------    -------------      ------
                                                   (In thousands, except share and per share amounts)

Income (loss) from operations
  before cumulative effect of
  change in accounting principle     $ (175,060)                                     $    17,711

Less: preferred stock dividend               16                                               49
                                    -----------                                      -----------
Basic Earnings (Loss) Per Share        (175,076)        49,791       $  (3.52)            17,662         49,659        $  0.36
                                                                    ---------                                          -------
Effect of Dilutive Securities:

Stock options                                              (A)                                              169

Restricted stock                                           (A)                                               70

Convertible preferred stock                                (A)                                49            141

6% convertible debentures                                  (A)                                              (A)

5 3/4% convertible debentures                              (A)                                              (A)
                                    --------------------------                       --------------------------

Diluted Earnings (Loss) Per Share    $ (175,076)        49,791       $  (3.52)       $    17,711        50,039        $  0.35
                                    -------------------------------------------      -------------------------------------------

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

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was 3,653,000 and 3,704,000 for the three and nine month periods ended September 30, 2002 and 2,614,000 and 2,589,000 for the three and nine months ended September 30, 2001, respectively. Shares of common stock to be issued, assuming conversion of convertible preferred stock, the 6% convertible debentures, the 5 3/4% convertible debentures, stock options and unvested restricted stock issued to employees and directors were not included in computation of diluted earnings per share if to do so would have been antidilutive.

The common stock excluded from the calculation were 2,175,000 in the third quarter of 2002 and in the third quarter of 2001 for the 6% convertible debentures; 1,524,000 in the third quarter of 2002 and the third quarter of 2001 for the 5 3/4% convertible debentures; 0 in the third quarter of 2002 and 2001 for stock options, 198,000 and 0 in the third quarter of 2002 and the third quarter of 2001, respectively for convertible preferred stock; and 26,000 and 0 in the third quarter of 2002 and the third quarter of 2001, respectively for unvested restricted stock issued to employees.

The common stock excluded from the calculation were 2,175,000 for the nine months ended September 30,2002 and for the nine months ended September 30,2001 for the 6% convertible debentures; 1,524,000 for the nine months ended September 30,2002 and for the nine months ended September 30,2001 for the 5 3/4% convertible debentures; 0 and 169,000 for the nine months ended September 30,2002 and the third quarter ended September 30,2001, respectively for stock options, 0 and 141,000 for the nine months ended September 30,2002 and the third quarter ended September 30,2001, respectively for convertible preferred stock; and 0 and 70,000 for the nine months ended September 30,2002 and the third quarter ended September 30,2001, respectively for unvested restricted stock issued to employees.

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

The following is a summary of those costs and related payments made during the three and nine months ended September 30, 2002 (expressed in thousands of dollars):


                                                      Adjustments During       Payments During
                                    Balance at      the Three Months Ended   the Three Months Ended     Balance at
                                   June 30, 2002      September 30, 2002      September 30, 2002    September 30, 2002
                                  --------------       -------------           -------------          --------------
Severance for approximately
     216 New York City employees    $   15,000           $  (13,400)            $       -               $    1,600
Severance for approximately
     80 Energy employees                 2,500                                          -                    2,500
Severance for
     71 employees terminated
     post petition                                            5,000                                          5,000
Contract termination settlement            400                                                                 400
Bank fees                               34,000                    -                     -                   34,000
Office closure costs                       600                  730                                          1,330
                                    ----------           ----------             ---------               ----------
                                    $   52,500           $   (7,670)            $                       $   44,830
                                    ==========           ==========             =========               ==========


                                                    Adjustments During       Payments During
                                    Balance at      the Nine Months Ended   the Nine Months Ended       Balance at
                                    Dec. 31, 2001     September 30, 2002     September 30, 2002    September 30, 2002
                                   -------------      ----------------        ---------------         ----------------

Severance for approximately
     216 New York City employees    $   17,500            $  (15,100)            $    (800)              $   1,600
Severance for approximately
     80 Energy employees                 3,800                                      (1,300)                  2,500
Severance for
     71 employees terminated
     post petition                                             5,000                                         5,000
Contract termination settlement            400                                                                 400
Bank fees                               11,000                24,000                (1,000)                 34,000
Office closure costs                       600                   730                                         1,330
                                    ----------            ----------             ---------              ----------
                                    $   33,300            $   14,630             $  (3,100)               $ 44,830
                                    ==========            ==========             =========              ==========

The bank fees relate to the Company's Master Credit Facility (see Liquidity/Cash
Flow). These fees were payable in March 2002 but remain unpaid and therefore will be resolved through the Company's bankruptcy proceedings.

All 80 of the Energy employees included above were terminated during 2001. At September 30, 2002, only 11 New York employees remained employed by the Company. The unpaid balances (due on or after April 1, 2002 for severance and other payments to these Energy employees and New York City employees terminated prior to the Company's filing of its Bankruptcy petition) will be resolved through the Company's bankruptcy proceedings.

On September 23, 2002, the Company announced a reduction in force of approximately 60 Energy non-plant employees as discussed above in Bankruptcy Proceedings. In accordance with the severance and retention plan approved by the Bankruptcy Court on September 20, 2002, these and the remaining New York City employees may be entitled to aggregate severance payments of approximately $5.0 million. This amount was recognized as reorganization costs and the prior severance accrual totaling approximately $17.5 million at September 30, 2002 was reduced by $13.4 million as a credit to operating expense in the third quarter of 2002 in accordance with EITF 94-3. In addition, the Company accrued office closure and outplacement cost of $0.7 million as of September 30, 2002

Pursuant to the key employee retention plan approved by the Bankruptcy Court on September 20, 2002, retention payments of approximately $3.6 million in the aggregate for approximately 72 key employees have begun to be recognized during the third quarter of 2002. The first payment of $1.2 million was made and recognized on September 30, 2002. Future payments in the aggregate of approximately $1.2 million and $1.2 million are expected to be paid to eligible key employees remaining with the Company on September 30, 2003 and upon emergence of the Company from bankruptcy, respectively. In the event of emergence from bankruptcy on or prior to September 30, 2003, the $2.4 million remaining to be paid under the retention plan would be paid on such emergence. The costs of the retention program will be accrued on a straight line basis from September 30, 2002 through September 30, 2003.

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

Revenues and income (loss) from continuing operations by segment for the nine months and the three months ended September 30, 2002 and 2001 (expressed in thousands of dollars) were as follows:


   Information Concerning                     Nine Months Ended September 30,    Three Months Ended September 30,
   Business Segments                                  2002            2001             2002            2001
---------------------------------------------------------------------------------------------------------------
   Revenues:
   Energy                                          $ 707,922       $ 742,328        $ 240,473       $ 247,495
   Other                                              14,526          77,198            2,901          23,211
                                                   ---------       ---------        ---------       ---------
   Total Revenues                                  $ 722,448       $ 819,526        $ 243,374       $ 270,706
                                                   =========       =========        =========       =========

   Income (loss) from Operations:
   Energy                                          $  97,108       $ 120,316        $  39,789       $  38,563
   Other                                             (58,323)        (40,852)          (2,473)        (28,161)
   Write down of assets held for use                (100,647)              -                                -
   Net gain (loss) on sale of businesses             (24,057)          3,872               93           1,680
                                                   ---------       ---------        ---------       ---------

   Operating income (loss)                           (85,919)         83,336           37,409          12,082

   Corporate unallocated income
      and expenses-net                               (25,713)        (23,237)          10,921         (10,227)
   Interest-net                                      (26,287)        (21,867)          (9,863)         (7,287)
   Reorganization items                              (32,803)              -          (16,837)              -
                                                   ---------       ---------        ---------       ---------
   Income (loss) before income taxes, minority
     interests and  the cumulative effect of
     change in accounting principle                $(170,722)      $  38,232        $  21,630      $  (5,432)
                                                   =========       =========        =========       =========


Quarter Ended September 30, 2002 vs. Quarter Ended September 30, 2001

As discussed below, total revenues for the third three months of 2002 were $27.3 million lower than the comparable period of 2001 reflecting a decrease in Other segment revenues of $20.3 million combined with a decrease in Energy revenue of $7.0 million. Corporate unallocated income and expenses - net decreased by $21.1 million in the third quarter of 2002 compared to the same period in 2001 due to the decrease in selling, administrative and general and other expenses discussed below.

Service revenues in the third quarter of 2002 decreased $17.8 million compared to the third quarter of 2001. Energy service revenues in 2002 decreased $5.8 million primarily due to a decrease of $2.2 million due to a reduction in revenue from the closing of the environmental services business. The Other segment's service revenues decreased $12.0 million due to the wind-down of many non-core businesses.

Electricity and steam sales revenue increased $8.9 million for the three month period ended September 30, 2002 compared to the same period in 2001, attributable mainly to a $15.0 million increase due to the completion of an Energy facility in India which came online during the fourth quarter of 2001 offset by a $11.0 million decrease due to the sale of an Energy facility in Thailand during the first quarter of 2002.

Construction revenues for the three months ended September 30, 2002 decreased $11.6 million compared to the same period in 2001 primarily from a $7.2 million decrease related to the wind down of construction at the Tampa facility and a $4.6 million reduction attributable to the substantial completion of various projects.

Other sales - net for the third quarter of 2002 decreased $8.1 million compared to the third quarter of 2001 due mainly to the sale of the Datacom business in November 2001.

Other - net for the three months ended September 30, 2002 were comparable to the same period in 2001.

As discussed below, total costs and expenses in the third quarter of 2002 decreased by $73.8 million compared to the third quarter of 2001.

Costs and expenses, other than those discussed below, but including depreciation and amortization, debt service charges, project development cost and net interest expense for the three months ended September 30, 2002 were comparable to the same period of 2001.

Plant operating costs increased by $4.4 million for the three months ended September 30, 2002 compared to the comparable period of 2001 primarily due to a $10.8 million increase related to the completion of an Energy facility in India which came online during the fourth quarter of 2001 offset by a $7.2 decrease in costs related to the sale of an Energy facility in Thailand during the first quarter of 2002

Construction costs decreased by $7.6 million for the three months ended September 30, 2002 compared to the comparable period of 2001. The decrease is mainly attributable to a $5.1 million decrease related to the wind down of construction at the Tampa facility and a $2.5 million reduction attributable to the substantial completion of various projects.

Other operating costs and expenses decreased by $13.2 million for the three months ended September 30, 2002 compared to the comparable period of 2001 due to the wind-down of many non-core businesses.

Costs of goods sold for the third quarter of 2002 decreased by $12.5 million compared to the third quarter of 2001 due to the sale of the Datacom business in November 2001.

Selling, administrative and general expenses for the third quarter of 2002 decreased $2.5 million compared to the third quarter of 2001 due to the wind-down of many non-core businesses.

Other expenses - net for the three months ended September 30, 2002 compared to the same period in 2001 decreased by $20.8 million primarily due to a $5.6 million reduction of other expenses related to the wind down of many non-core businesses and $13.4 million decrease related to the reversal of a pre-petition severance accrual during the quarter. See Special charges in the footnotes.

Write-down of net assets held for sale in the three months ended September 30,2001 relates to the Company's investments in Datacom and CGS.

The effective tax rate for the three months ended September 30, 2002 was 10.6% compared to 17.9% for the same period of 2001. This decrease in the effective rate is primarily due to deductions and foreign losses included in the book loss in the current year period for which certain tax benefits were not recognized compared to pre-tax earnings in the prior period for which certain tax provisions were recorded.

See Change in Accounting Principle, Bankruptcy Proceedings and Assets Held for Sale and Related Liabilities for a discussion of the changes since December 31, 2001 in Assets Held for Sale and Liabilities Related to Assets Held for Sale.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

As discussed below, total revenues for the first nine months of 2002 were $97.0 million lower than the comparable period of 2001 reflecting a decrease in Other segment revenues of $62.7 million combined with a decrease in Energy revenue of $34.4 million. Corporate unallocated income and expenses - net increased by $2.5 million in the third quarter of 2002 compared to the same period in 2001 due to the decreases in selling, administrative and general and other expenses discussed below

Service revenues in the first nine months of 2002 decreased $42.9 million compared to the first nine months of 2001. Energy service revenues in 2002 decreased $12.4 million primarily due to a decrease of $2.3 million related lower energy rates in California and a decrease of $4.8 million due to a reduction in revenue from the closure of the environmental services business. The Other segment's service revenues decreased $30.5 million due to the wind-down of many non-core businesses.

Electricity and steam sales revenue increased $16.8 million for the nine month period ended September 30, 2002 compared to the same period in 2001, attributable mainly to a $41.2 million increase due to the completion of an Energy facility in India which came online during the fourth quarter of 2001 and a $12.9 million increase due to the completion of another Energy facility in India which came online during the third quarter of 2001 offset by a $21.5 million decrease due to the sale of an Energy facility in Thailand during the first quarter of 2002, and a $12.2 million decrease at a California Energy facilities due to a substantial reduction of energy rates in California.

Construction revenues for the nine months ended September 30, 2002 decreased $9.9 million from the comparable period in 2001. The decrease is the result of the substantial completion of other projects offset by $8.2 million increase attributable to the Company's desalination project in Tampa, Florida.

Other sales - net for the first nine months of 2002 decreased $29.1 million compared to the first nine months of 2001 due mainly to the sale of the Datacom business in November 2001.

Other - net for the third quarter of 2002 decreased $29.5 million compared to the third quarter of 2001 due mainly to revenues in 2001, having included a $19.6 million insurance settlement and other matters related to the Lawrence, Massachusetts facility, $5.7 million of development fees and other matters related to an Energy plant in The Philippines, and insurance proceeds related to a waste wood plant.

As discussed below, total costs and expenses for the nine month period ended September 30, 2002 increased by $74.7 million compared to the same period of 2001.

Costs and expenses, other than those discussed below, but including depreciation and amortization, debt service charges, project development cost and net interest expense, for the nine months ended September 30, 2002 were comparable to the same period of 2001.

Plant operating costs increased by $11.3 million for the nine months ended September 30, 2002 compared to the comparable period of 2001 primarily due to a $26.4 million increase in plant operating expenses related to the completion of an Energy facility in India which came online during the fourth quarter of 2001 and a $9.6 million increase due to the completion of another Energy facility in India which came online during the second quarter of 2001 offset by a $12.3 decrease in costs related to the sale of an Energy facility in Thailand during the first quarter of 2002 and the effect of increased provisions for doubtful accounts of approximately $8.0 million related mainly to receivables from California utilities during 2001. (See Receivables from California Utilities for further discussion).

Construction costs decreased by $17.2 million for the nine months ended September 30, 2002 compared to the comparable period of 2001. The decrease is mainly attributable to the substantial completion of various projects.

Other operating costs and expenses decreased by $23.8 million for the nine months ended September 30, 2002 compared to the comparable period of 2001 due to the wind-down of many non-core businesses.

Costs of goods sold for the nine months ended September 30, 2002 decreased by $34.1 million compared to the same period of 2001 due to the sale of the Datacom business in November 2001.

Net loss on sale of businesses for the nine months ended September 30, 2002 of $24.1 million was primarily related to the sale of Energy assets in Thailand and a realized foreign currency loss related to the sale of CGS, also previously part of the Energy segment. Net gain on sale of business for the nine months ended September 30, 2001 of $1.9 million related to the sale of the Company's aviation ground handling operations at the Rome, Italy airport, previously part of the Other segment.

Selling, administrative and general expenses for the third quarter of 2002 decreased by $9.1 million compared to the third quarter of 2001 due to the wind-down of many non-core businesses.

Other expenses - net for the nine months ended September 30, 2002 compared to the same period in 2001 increased by $4.1 million due to fees related to $34.0 million in fees related to the Master Credit Facility (see Special Charges) and pre-filing bankruptcy related costs offset by to a $12.8 million reduction of other expenses related to the wind down of many non-core businesses and $13.4 million decrease related to the reversal of a pre-petition severance accrual during the nine month period ended September 30, 2002. See Special charges in the footnotes.

The Company recorded a $40.0 million pre-tax impairment charge at September 30, 2002 related to the Company's lease transaction with the Arrowhead Pond, as compared to a pre-tax write down of $20.4 million during 2001, which relates to the Company's investments in Datacom and CGS. The Company also took a pre-tax write down of $1.7 million related to the Company's investment in its Australian venue management business.

As discussed in Changes in accounting principle, the Company recorded a $100.6 million pre-tax impairment charge at September 30, 2002 related to Energy facilities.

The effective tax rate for the nine months ended September 30, 2002 was 1.2% compared to 41.3% for the same period of 2001. This decrease in the effective rate is primarily due to deductions and foreign losses included in the book loss in the current year period for which certain tax benefits were not recognized compared to pre-tax earnings in the prior period for which certain tax provisions were recorded.

Property, plant and equipment - net decreased $224.2 million during the first nine months of 2002 due mainly to the sale of $82.5 million of Thailand fixed assets in March 2002, a $93.8 million write-down of fixed assets that were impaired under FASB 144 and depreciation expense of $65.0 million for the period.

See Basis of Presentation and Bankruptcy Filing and Assets Held for Sale and Related Liabilities for a discussion of the changes since December 31, 2001 in Assets Held for Sale and Liabilities Related to Assets Held for Sale.

Capital Investments and Commitments:

For the nine months ended September 30, 2002, capital investments amounted to $10.6 million, virtually all of which related to Energy.

At September 30, 2002, capital commitments amounted to $3.6 million for normal replacement of equipment. Other capital commitments for Energy as of September 30, 2002 amounted to approximately $12.9 million. This amount includes a commitment to pay, $5.3 million, $3.3 million and $2.0 million in 2007, 2008 and 2009, respectively for a service contract extension at an energy facility. In addition, this amount includes $2.3 million for costs of completion of an oil-fired project in India, which commenced operations in September 2001.

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

In addition, depending upon which projects were unable to be restructured and the Company's overall tax position upon emergence from the bankruptcy proceeding, the Company could incur substantial federal and state tax liabilities, based on the difference between the unsatisfied debt obligations on these facilities and the tax basis of these facilities. Such taxes may be a priority administrative bankruptcy claim in the bankruptcy proceedings. At September 30, 2002, these four projects had a net book value of approximately $30 million. Lastly, the Company could lose its ownership interest in these project assets.

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

In addition at September 30, 2002, excluding letters of credit and the liabilities included in the Condensed Consolidated Balance Sheet, the Company has other recourse commitments of approximately $161.2 million related to surety performance bonds, $119.4 million for operating leases and $54.4 million for other guarantees, all mainly related to Energy.

Liquidity/Cash Flow:

At September 30, 2002, the Company had approximately $112.1 million in cash and cash equivalents, of which $0.5 million related to assets held for sale and $26.6 million related to cash held in foreign bank accounts. On April 8, 2002 the Company paid approximately $4.0 million in fees related to its DIP Credit Facility discussed below.

Net cash provided by operating activities for the first nine months ended September 30, 2002 was $91.5 million compared to $53.6 million with the first nine months of 2001. The primary increase was the result of a reduction in receivables.

Net cash provided by investing activities was $58.3 million higher than the comparable period of 2001 due to increased gross proceeds from the sale of businesses of $14.1 million (see below), a decrease in distributions from investees and joint ventures of $8.8 million and decreased investments and capital expenditures of $43.1 million.

Net cash used in financing activities for the first nine months of 2002 was $101.7 million compared to cash used in financing activities of $50.1 million in the first nine months of 2001. This increase in cash used of $51.6 million is due primarily to decreased receipts of restricted cash of $194.1 million, offset by a decrease in debt payments of $161.4 million and a reduction of new borrowings of $11.5 million.

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

Of these remaining outstanding letters of credit at September 30, 2002, approximately $120 million of secured indebtedness that was included in the Company's balance sheet and $87 million relate to other obligations. These letters of credit were generally available for drawing upon if the Company defaulted on the obligations secured by the letters of credit or failed to provide replacement letters of credit as the current ones expire. The balance of $188 million related principally to letters of credit securing the Company's obligation under Energy contracts to pay damages.

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

In addition, the Company will pay a commitment fee based on utilization of the facility of, between .50% and 1% of the unused Tranche A commitments. The Company will also pay a fronting fee for each Tranche A and Tranche B letter of credit equal to the greater of $500 and 0.25% of the daily amount available to be drawn under such letter of credit, as well as letter of credit fees of 3.25% on Tranche A letters of credit and 2.50% on Tranche B letters of credit, calculated over the daily amount available for drawings thereunder.

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

       3. Other: (a) deliver, when available, the Chapter 11 restructuring plan, and (b) provide other information as reasonably requested by the DIP Lenders.

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

Although as of September 30, 2002 the Company had not determined to sell any of its remaining Asian Energy assets, the Company may consider a variety of different strategies with respect to these assets. If the Company were to adopt a formal plan to sell its remaining Asian portfolio in the current market environment, there would be an impairment charge, currently not determinable, for a significant portion of the approximately $187.5 million net book value at September 30, 2002. The ultimate sale of these assets, if any, would be subject to approval by the DIP Credit Facility lenders and may be subject to approval by the Bankruptcy Court.

As a result of recent changes in the domestic and international insurance markets, the amount and types of coverage available have been reduced. Although these developments affect the property and casualty markets generally, terrorism and sabotage coverage particularly is available only in limited amounts and at significant cost. The Company has obtained insurance for its assets and operations that provide coverage for what the Company believes are probable maximum losses, subject to self-insured retentions and policy limits which the Company believes to be appropriate. However, the insurance obtained does not cover the Company for all possible losses.

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

In July 2001, the Company also entered into agreements with PG&E on similar terms. These agreements also contain the CPUC approved price and term, both of which were effective immediately. PG&E agreed that the amount owed to the Company will earn interest at a rate to be determined by the bankruptcy court overseeing the PG&E bankruptcy and they agreed to assume the Company's power purchase agreements, as amended, and elevate the outstanding payables to priority administrative claim status. Bankruptcy court approval was obtained on July 13, 2001.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as discussed in the following paragraphs, there have been no significant changes in the Company's market risk sensitive assets and liabilities for the quarter ended September 30, 2002 from the amounts reported at December 31, 2001.

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

ITEM 4 - DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the most recent evaluation of internal controls.


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

(a) Environmental Matters

                    (i) On June 8, 2001, the Environmental Protection Agency
               ("EPA") named Ogden Martin Systems of Haverhill, Inc. as one of 2000 Potentially Responsible Parties ("PRPs") at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire (the "Site"). The EPA alleges that the Haverhill facility disposed approximately 45,000 gallons of waste oil at the Site, a former recycling facility. The total volume of waste allegedly disposed by all PRPs at the Site is estimated by the EPA as approximately 14,519,232 gallons. The EPA alleges that the costs of response actions completed or underway at the Site total approximately $14.9 million, exclusive of interest, and estimates that the total cost of cleanup of this site will be an additional $70.0 million. A PRP group has formed and the Company is participating in PRP group discussions towards settlement of the EPA's claims. As a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time. Ogden Martin Systems of Haverhill isnot a debtor.

                    (ii) On April 9, 2001, Ogden Ground Services, Inc. and Ogden
               Aviation, Inc. -, together with approximately 250 other parties, were named by Metropolitan Dade County, Florida (the "County") as PRPs, pursuant to CERCLA, RCRA and state law, with respect to an environmental cleanup at Miami International Airport (the "Airport"). The County alleges that, as a result of releases of hazardous substances, petroleum, and other wastes to soil, surface water, and groundwater at the Airport, it has expended over $200.0 million in response and investigation costs and expects to spend an additional $250.0 million to complete necessary response actions. An Interim Joint Defense Group has been formed among PRPs and discovery of the County's document archive is underway. A tolling agreement has been executed between PRPs and the County in order to allow for settlement discussions to proceed without the need for litigation. As a result of uncertainties regarding the source and scope of the contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time. Ogden Ground Services, Inc and Ogden Aviation, Inc, have been sold and the Company has agreed to indemnify the purchaser for certain environmental liabilities relating to the disposed businesses. As noted above, the Company believes that these indemnities are pre-petition unsecured obligations that are subject to compromise.

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

               The Company disputes the allegations and believes that the damages sought are overstated in view of the airlines' responsibility for the alleged contamination and that the CompanyF has other defenses under its respective leases and permits with the Port Authority. The matter has been stayed as a result of the Company's Chapter 11 filing.

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


            Indebtedness               Nature of Default                  Amount of Arrearage

9.25% Debentures               Bankruptcy filing; non-payment of   $10.0 million in interest, as of
($100 million principal)       interest due March 1, 2002           September 30, 2002

6% Convertible Debentures      Bankruptcy filing; non-payment of   $5.1 million in interest, $85
($85 million principal)        principal and interest due June     million in principal, as of
                               1, 2002                              September 30, 2002

5.75% Convertible Debentures   Bankruptcy filing; non-payment of   $3.5 million in interest, $63.6
($63.6 million principal)      principal and interest due          million in principal, as of
                               October 20, 2002                    September 30, 2002

Master Credit Agreement        Bankruptcy filing; non-payment of   Approximately $239.5million
                               principal and interest due June     principal, $10.1 million in
                               1, 2002; expiration of Master       interest, as of September 30,
                               Credit Agreement without cash       2002; plus $397.7 million of
                               collateralizing outstanding         unfunded cash collateral
                               letters of credit                   obligations with respect to
                                                                    letters of credit

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



Date: November 14, 2002                 COVANTA ENERGY CORPORATION
                                         (Registrant)



                                         By: /s/ Scott G. Mackin
                                             --------------------------------
                                             Scott G. Mackin
                                             President and Chief Executive
                                             Officer


                                         By: /s/ William J. Keneally
                                             --------------------------------
                                             William J. Keneally
                                             Senior Vice President
                                             and Chief Accounting Officer

                         Form of Certification Required
      by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
                        I, Scott G. Mackin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Covanta Energy Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                  /s/ Scott G Mackin
                                        ----------------------------------------
                                                      Scott G Mackin
                                         President and Chief Executive Officer

                         Form of Certification Required
      by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

         I, Anthony J. Orlando, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Covanta Energy Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                            /s/  Anthony J. Orlando
                                     -------------------------------------------
                                                 Anthony J. Orlando
                                       Senior Vice President, Waste to Energy
                                     (Business and Financial Management, acting)

                         Form of Certification Required
      by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

         I, William J. Keneally, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Covanta Energy Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                              /s/ William J. Keneally
                                       -----------------------------------------
                                                  William J. Keneally
                                               Senior Vice President and
                                                 Chief Accounting Officer

                         Form of Certification Required
      by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

         I, Louis M. Walters, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Covanta Energy Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                            /s/ Louis M. Walters
                                   -----------------------------------------
                                                Louis M. Walters
                                          Vice President and Treasurer