Form 10-K
period 2002-12-31
COVANTA ENERGY CORP
filed 2003-03-31
CIK 73902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________

                         COMMISSION FILE NUMBER: 1-3122

                           COVANTA ENERGY CORPORATION
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


                Registrant's telephone number including area code
                                 (973) 882-9000

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

YES|X|      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.|X|

The aggregate market value of registrant's voting stock and preferred stock held by non-affiliates of the registrant as of the last business day of Covanta's most recently completed second fiscal quarter, June 30, 2002, based on the closing price of such stock on the National Quotation Bureau's Pink Sheets was as follows:

Common Stock, par value $.50 per share                        $ 747,415

1.875 Cumulative Convertible
Preferred Stock (Series A)                                     $ 11,567

The number of shares of the registrant's Common Stock outstanding as of June 30, 2002 was 49,827,651 shares. The number of shares of the registrant's $1.875 Cumulative Convertible Preferred Stock (Series A) outstanding as of June 30, 2002 was 33,049 shares.

                                     PART I

Item 1.           BUSINESS

         Covanta Energy Corporation (hereinafter, together with its consolidated subsidiaries, referred to as "Covanta" or the "Company") develops, owns and operates energy generating facilities and water and wastewater facilities in the United States. The Company also owns and operates energy generating facilities abroad.

         Covanta Energy Corporation was known as Ogden Corporation prior to March 13, 2001. The Company was incorporated in Delaware as a public utility holding company on August 4, 1939. In 1948, the Company registered with the Securities and Exchange Commission (the "SEC") as a closed-end investment company. Following several acquisitions, the Company no longer qualified as an investment company and from 1953 until 1999 operated as a diversified holding company operating through subsidiaries. In May 1966, Ogden Corporation was listed on the New York Stock Exchange.

         Prior to September 1999, the Company conducted its business through operating groups in three principal business units: Energy, Entertainment and Aviation. In September 1999, the Company adopted a plan to discontinue its Entertainment and Aviation operations, to pursue the sale or other disposition of these businesses, to pay down corporate debt and to concentrate on businesses previously conducted through its Ogden Energy Group, Inc. subsidiary. On March 13, 2001, the Company changed its name to "Covanta Energy Corporation." The Company's plan to sell discontinued businesses was largely completed, other than the disposition of businesses associated with the Arrowhead Pond of Anaheim arena in Anaheim, California ("Arrowhead Pond"), the Corel Centre in Ottawa, Canada (the "Centre") and the Ottawa Senators hockey team of the National Hockey League (the "Team") (the Arrowhead Pond and the Centre hereinafter referred to collectively as the "Arenas").

         Presently, the Company's principal business units are Domestic Energy and Water, International Energy, and Other (through which it will continue to dispose of its remaining entertainment contracts and related obligations).

                            CHAPTER 11 REORGANIZATION

         On April 1, 2002 (the "Petition Date"), Covanta Energy Corporation and 123 of its domestic subsidiaries filed voluntary petitions for reorganization under Title 11, Chapter 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Since April 1, 2002, one additional subsidiary has filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. In addition, four subsidiaries which had filed petitions on April 1, 2002 have been sold as part of the Company's disposition of non-core assets, and are no longer owned by the Company or part of the bankruptcy proceeding. It is possible that additional subsidiaries will file petitions for reorganization under Chapter 11 and be included as part of the Company's plan of reorganization. The pending bankruptcy cases (the "Chapter 11 Cases") are being jointly administered under the caption "In re Ogden New York Services, Inc., et al., Case Nos. 02-40826
(CB) through 02-40949 (CB), 02-16322 (CB)." The debtors in the Chapter 11 cases (collectively, the "Debtors") are currently operating their business as debtors in possession pursuant to the Bankruptcy Code. The United States Trustee for the Southern District of New York has appointed an Official Committee of Unsecured Creditors in accordance with the applicable provisions of the Bankruptcy Code.

         As previously reported, the Debtors sought reorganization under the Bankruptcy Code because of the significant liabilities associated with the Arenas, the approaching maturity of subordinated debt and the inability to secure outside funding for the approaching maturity, given the Arenas and external market conditions. As debtors in possession, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

         In conjunction with the bankruptcy filing, the Company announced its intention to focus on the U.S. energy and water markets, expedite the disposition of non-core assets and, as a result, reduce overhead costs and to emerge from bankruptcy solely with its core Energy and Water assets.

            The Debtors have obtained numerous orders from the Bankruptcy Court that are intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. Among other things, these orders authorize
(i) the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) payment of pre-petition employee salaries, wages, health and welfare benefits, retirement benefits and other employee obligations, (iii) payment of pre-petition obligations to certain critical vendors to aid the Debtors in maintaining the operation of their businesses, (iv) the use of cash collateral and the grant of adequate protection to creditors in connection with such use, (v) the adoption of certain employee benefit plans, including a key employee retention plan, and (vi) authorize post-petition financing.

         Specifically with respect to post-petition financing, on May 15, 2002, the Bankruptcy Court entered a final order authorizing the Debtors to enter into a debtor in possession financing facility (the "DIP Credit Facility") with the lenders who had participated in the Master Credit Facility (the "DIP Lenders"), and to grant first priority mortgages, security interests, liens and super priority claims on substantially all of the domestic assets of the Debtors, other than most assets related to its power production and waste-to-energy facilities which are subject to the liens of others in connection with such facilities. On July 26, 2002, the Bankruptcy Court issued a memorandum decision overruling certain objections by holders of minority interests in two limited partnerships who disputed the inclusion of their limited partnerships in the DIP Credit Facility. The Bankruptcy Court confirmed the memorandum decision in an order dated August 2, 2002, although one of the objectors has appealed that decision. The Debtors and the appealing objector have reached agreement under which the appeal has been stayed.

            A description of the DIP Credit Facility appears in Note 17 to the Consolidated Financial Statements.

            Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The obligations of, and the ultimate payments by, the Debtors under pre-petition commitments may be substantially altered. This could result in claims being liquidated in Chapter 11 Cases at less than their face value. However, as authorized by the Bankruptcy Court, debt service has continued to be paid on the Company's Project Debt.

            In addition, as debtors in possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which they will assume or reject. As a condition to assuming a contract, the Debtor must cure all existing defaults (including payment defaults). The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases or the cost of curing existing default for any assumed contracts. See below for a description of Energy projects that could result in rejection if the Debtors and their counterparties cannot reach agreement on restructuring.

         On June 14, 2002, the Debtors filed with the Bankruptcy Court their schedules and statements of financial affairs setting forth, among other things, their assets and liabilities, including a schedule of claims against the Debtors (the "Schedules"). Since that time, the Debtors have filed an amendment to the schedules and may file additional amendments in the future. All Schedules and amendments thereto are subject to further amendment. On June 26, 2002, the Bankruptcy Court entered an order establishing August 9, 2002 as the last day to file proofs of claim against the Debtors, subject to exceptions stated in the order. The Bankruptcy Court also established September 30, 2002 as the last date to file proofs of claims by governmental units and November 15, 2002 as the last date to file certain proofs of claims by current or former company employees. In addition, pursuant to the Bankruptcy Court's order, the last date to file proofs of claims in respect of amended schedules is 30 days after the Debtors serve notice of such amended schedule to the affected creditor.

            The Company is in the process of reconciling recorded pre-petition liabilities with proofs of claim filed by creditors with the Bankruptcy Court. Differences resulting from that reconciliation process are recorded as adjustments to pre-petition liabilities. The Company has not yet determined the reorganization adjustments. Based on proofs of claim received to date, the amount of the claims filed or to be filed by the creditors will be significantly higher than the amount of the liabilities recorded by the Debtors. The Debtors intend to contest claims to the extent they exceed the amounts the Debtors believe may be due.

            Subject to any necessary Bankruptcy Court and DIP lender approvals, the Company intends to dispose of all remaining non-core businesses in the course of the bankruptcy proceedings.

            See the discussion below under OTHER for a description of material non-core business dispositions that occurred during 2002.

            The Bankruptcy Code provides that the Debtors have an exclusive period during which they may file a plan of reorganization. The Debtors, however, have requested and obtained extensions of the exclusivity period and may further request that the Bankruptcy Court extend such exclusivity period. The exclusive period to file a plan currently expires on July 31, 2003.

            If the Debtors fail to file a plan of reorganization during the exclusivity period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite number and amount of voting classes before the expiration of the applicable period or if any party in interest successfully moves for the termination of exclusivity, any party in interest may file a plan of reorganization. After a plan of reorganization has been filed and the form of disclosure statement has been approved by the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors, and equity holders belonging to impaired classes who are entitled to vote. Generally speaking, creditors or equity holders that will receive no distribution under a plan are presumed to vote against such plan and are not sent a copy of the plan and disclosure statement. Following the solicitation period, the Bankruptcy Court will hold a hearing to consider whether to confirm the plan in accordance with the applicable provisions of the Bankruptcy Code. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as otherwise provided under the Bankruptcy Code), and
(iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under those provisions, the Bankruptcy Code may confirm a plan notwithstanding the non-acceptance of the plan by one or more impaired classes of creditors or equity holders if certain requirements of the Bankruptcy Code are met. As a result of the amount of pre-petition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock are likely to receive no distribution on account of their equity interests under the plan of reorganization. Because of such possibility, the holders of the Company's capital stock are not expected to receive any value for their shares following the Chapter 11 process.

            The Debtors have begun to develop a plan of reorganization premised upon a core Energy operation. In addition, in order to enhance the value of the Company's core business, on September 23, 2002, management announced a reduction in non-plant personnel, closure of satellite development offices and reduction in all other costs not directly related to maintaining operations at their current high levels. As part of the reduction in force, waste to energy and domestic independent power headquarters management were combined and numerous other structural changes were instituted in order to improve management efficiency. Numerous non-core assets have been disposed of or otherwise eliminated, and efforts are on-going to dispose of interests and liabilities relating to the Arenas.

            The Company has not yet filed a plan of reorganization setting forth its proposal for emergence from the Chapter 11 process. It is reviewing with its secured and unsecured creditors various possible capital and debt structures for the reorganized company. The restructured entity will focus on the U.S. energy and water markets, predominately the waste-to-energy market.

            Potential stand-alone reorganization structures may enhance Company cash flows and thereby the value of the reorganized Company by which would increase the recovery of the Company's creditors. Accordingly, the Company is working with its creditors to determine the feasibility and benefits of such structures.

         As previously announced, contemporaneously with the commencement of the Chapter 11 Cases, the Company executed a non-binding letter of intent with the investment firm of Kohlberg, Kravis & Roberts & Co.("KKR") pursuant to which KKR would acquire the Company. After conducting further due diligence, KKR made a further proposal in the third quarter of 2002, substantially along the lines of the Letter Of Intent. The Company sought to negotiate this proposal with KKR to improve its terms for all creditors. However, since KKR's proposal is contingent upon the Company's secured bank creditors providing new debt financing to the Company upon emergence, KKR's discussions to date with respect to its proposal have been conducted with the Company's bank secured creditors. Based on the statements by the Company's secured bank creditors, the Company believes that KKR has recently reduced the value of its offer and, as such, the Company believes that KKR's recent proposal would result in recoveries that are inferior to what the Company would obtain in a stand-alone structure.

            As previously reported, on April 1, 2002, the New York Stock Exchange, Inc. suspended trading of the Company's common stock and $1.875 cumulative convertible preferred stock and began processing an application to the SEC to delist the Company from the New York Stock Exchange. The SEC by Order dated May 16, 2002 granted the application of the New York Stock Exchange, Inc. for removal of the Common Stock and $1.875 Cumulative Convertible Preferred Stock of Covanta Energy Corporation from listing and registration on the New York Stock Exchange under the Securities Exchange Act of 1934.

            The removal from listing and registration on the New York Stock Exchange of the above Classes of Stock of the Company became effective at the opening of the trading session of May 17, 2002 pursuant to the order of the SEC.

         Subject to the foregoing, the following describes the Company's business currently being conducted during the Chapter 11 proceedings.

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those contained in such forward-looking statements. See "Cautionary Statements," below.

         See "Note 30 to the Consolidated Financial Statements" for quantitative segment information.

         See "Note 30 to the Consolidated Financial Statements" for financial information about geographic areas.

                       DOMESTIC ENERGY AND WATER BUSINESS

         Since the early 1980s, the Company has engaged in developing, and in some cases owning, energy-generating projects fueled by municipal solid waste, and providing long term services from these projects to communities. Worldwide, the Company owns or operates more large-scale (greater than 500 tons per day of processing capacity) waste-to-energy facilities on a full-service basis (where design, construction and operation services are provided) than any other operator. In addition, since 1989, the Company has been engaged in developing, owning and/or operating independent power production projects utilizing a variety of fuels. The Company typically does not invest its own capital, or take an ownership interest in, its water and wastewater businesses. In addition to its headquarters in Fairfield, New Jersey, the Company's business is facilitated through its Fairfax, Virginia office.

         The Company conducts its domestic energy businesses through wholly-owned subsidiaries. With respect to projects owned and operated by the Company, it generally derives its returns from equity distributions and/or operating fees. In some circumstances (particularly with respect to waste-to-energy projects), the Company may also derive revenues from design and construction-related activities. The Company's energy projects sell the energy and steam they generate under long term contracts to utilities and the waste related services they provide under long term contracts to utilities, governmental and quasi governmental entities. In selected cases, such services may be provided under short-term arrangements as well. Similarly, for water and wastewater-related services, the Company seeks to operate under long term contracts with governmental units or industrial users.

         The Company presently has interests in domestic operating power projects with an aggregate generating capacity of approximately 1114 Megawatts ("MW") (gross). The Company's net ownership in these facilities is 470 MW. The Company has an operating role, and in some cases a design and construction role, in water and wastewater projects with an aggregate processing capacity of approximately 90 million gallons per day ("mgd"), all of which projects are in the United States.

         Since the Company began operating as a debtor in possession during 2002, it has undertaken only limited development activities. While the Chapter 11 Cases are pending, the Company's development activities will focus on a limited number of water projects and waste-to-energy expansion opportunities driven by the needs of existing client communities. (See discussion below under General Approach to Domestic Projects, Waste-to-Energy Projects.)

(a)      GENERAL APPROACH TO DOMESTIC PROJECTS.

         The Company's operating power projects utilize a variety of energy sources: water (hydroelectric), geothermal, municipal solid waste, wood, and landfill gas.

         Within the commercial parameters of each power project, the Company attempts to sell the output or services (whether electricity, steam, waste processing, or water and wastewater processing) under long term contracts, and to structure the revenue components of such contracts to correspond to the projects' cost structure (including changes to those costs due to inflation, changes in law and other unforeseen circumstances) of constructing, financing, operating and maintaining the projects. The Company sells substantially all its generated electricity and steam from its power projects pursuant to contracts and does not sell any material amount of energy on the open or spot markets. In 2002, approximately 88% of the Company's revenues overall were from long term contracts. However, such contracted prices may adjust, based on the energy purchaser's avoided cost. See (iii) Independent Power Projects - California Power Purchase Agreement below. The Company does not engage in the energy trading business, although at its Union County, New Jersey waste-to-energy facility and the Gude landfill gas facility it sells its energy directly into the electricity grid at current market prices but does not otherwise take positions in energy commodities.

         As described below, in its waste-to-energy projects and in some of its water and wastewater projects, the Company typically performs its services on a fixed fee basis, with bonus and penalty mechanisms based on plant performance. For many of its independent power projects, the Company performs operation and maintenance services on behalf of the project owner. Although all operation and maintenance contracts are different, the Company typically performs these services on a cost-plus-fixed-fee basis, with a bonus and limited penalty payment mechanism related to specified benchmarks of plant performance.

         Covanta generally financed the independent power projects it owns using equity or capital commitments provided by it and other investors, combined with non-recourse or limited recourse debt for which the lenders' source of payment is project revenues and which is collateralized by project assets. Consequently, the ability of the Company's project subsidiaries to receive cash out of the Project and/or declare and pay cash dividends to the Company is subject to certain limitations in the project loan and other documents. In one independent power project and most waste to energy and water projects, cash receipts are deposited directly with a trustee which distributes funds to the Company and/or bondholders as prescribed in the bond indenture or relevant project documents. For waste-to-energy projects owned by the Company, cash received (including debt service reserves and other amounts held with respect to debt service) is reflected as Restricted Funds held in trust on the Company's Consolidated Balance Sheet. For such projects owned by the Company and for which debt service is an explicit component of the Service Fee paid by the Client Community, in accordance with generally accepted accounting principles ("GAAP"), revenues include an annualized portion of the principal amount of the applicable Project Bonds, even if the principal amount due, the Client Community varies over the term of the Project Bonds. (See Note 1 to Financial Statements.)

         The Company's power operations face a domestic market that is changing and will continue to change in the years ahead. Due to the instability of the California market in 2000, the precipitous drop in wholesale power prices and the economic downturn in 2001, the degree to which increased competition and reduced regulation in the electric power industry will be fostered is less certain. Discussions are taking place at both the federal and state levels that will shape the domestic power generation markets for the coming decade.

         (i)      Waste-to-Energy Projects.

         The Company currently operates the waste-to-energy projects identified below under "Domestic Project Summaries." The Company is not currently constructing any new waste-to-energy projects. Most of the Company's operating waste-to-energy projects were developed and structured contractually as part of competitive procurements conducted by municipal entities. As a result, these projects have many common features, which are described in subsection (A) below. Certain of the more material projects which do not follow this model, or have been or may be restructured, are described in subsection (B) below.

         The domestic market for the Company's waste-to-energy services has largely matured and is heavily regulated. Other than expansion opportunities for existing projects in connection with which the Company's municipal clients have encountered significantly increased waste volumes without corresponding competitively-priced landfill availability, new opportunities for domestic projects are expected to be scarce for the foreseeable future. This is the result of a number of factors that have adversely affected communities' willingness to make long term capital commitments to waste disposal projects, including declining prices for energy and low alternative disposal costs. Another factor adversely affecting demand for new waste-to-energy projects, which also impacts existing projects, is a 1994 United States Supreme Court decision invalidating state and local laws and regulations mandating that waste generated within a given jurisdiction be taken to a designated facility. The invalidation of such laws has created pressure on Client Communities as well as the Company to lower costs or restructure contractual arrangements in order to continue to attract waste supplies and ensure that revenues are sufficient to pay for all project costs. See Approach to Projects, "Other Project Structures."

                  (A)      Structurally Similar Waste-to-Energy Projects.

         In addition to generating electricity or steam, the Company's waste-to-energy power projects provide waste disposal services to municipal clients. Generally, the Company provides these services pursuant to long term service contracts ("Service Agreements") with local governmental units sponsoring the project ("Client Communities"). Electricity, or in some cases steam, is sold pursuant to long term power purchase agreements ("PPAs") with local utilities or industrial customers, and most of the resulting revenues reduce the overall cost of waste disposal services to the Client Communities.

         Each Service Agreement is different to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements and other factors. However, the following description sets forth terms that are generally common to these agreements:

         - The Company designs the facility, helps to arrange for financing and then constructs and equips the facility on a fixed price and schedule basis.

         - The Company operates the facility and generally guarantees it will meet minimum waste processing capacity and efficiency standards, energy production levels and environmental standards. The Company's failure to meet these guarantees or to otherwise observe the material terms of the Service Agreement (unless caused by the Client Community or by events beyond its control ("Unforeseen Circumstances")) may result in liquidated damages charged to the Company or, if the breach is substantial, continuing and unremedied, the termination of the Service Agreement. In the case of such Service Agreement termination, the Company may be obligated to discharge project indebtedness. Covanta Energy Corporation or an intermediate holding company typically guarantees performance of the Service Agreement.

         - The Client Community is generally required to deliver minimum quantities of municipal solid waste to the facility on a put-or-pay basis and is obligated to pay a service fee for its disposal, regardless of whether or not that quantity of waste is delivered to the facility (the "Service Fee"). A put-or-pay commitment means that the Client Community promises to deliver a stated quantity of waste and pay an agreed amount for its disposal. This payment is due even if the counterparty delivers less than the full amount of waste promised. The Service Fee escalates to reflect indices of inflation. In many cases the Client Community must also pay for other costs, such as insurance, taxes and transportation and disposal of the residue to the disposal site. If the facility is owned by the Company, the Client Community also pays as part of the Service Fee an amount equal to the debt service due to be paid on the bonds issued to finance the facility. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the Client Community. In addition, the contracts generally require that the Client Community pay increased expenses and capital costs resulting from Unforeseen Circumstances, subject to limits which may be specified in the Service Agreement.

         - The Client Community usually retains a portion of the energy revenues (generally 90%) generated by the facility, and pays the balance to the Company.

         Financing for the Company's domestic waste-to-energy projects is generally accomplished through the issuance of tax-exempt and taxable revenue bonds issued by or on behalf of the Client Community. If the facility is owned by a Company subsidiary, the Client Community loans the bond proceeds to the subsidiary to pay for facility construction and pays to the subsidiary amounts necessary to pay debt service. For such facilities, project-related debt is included as a liability in Covanta's consolidated financial statements. Generally, such debt is secured by the revenues pledged under the respective indentures and is collateralized by the assets of the Company's subsidiary and otherwise provides no recourse to Covanta, subject to construction and operating performance guarantees and commitments.

                  (B)      Other Waste-to-Energy Project Structures.

         The Company owns one waste-to-energy facility in Massachusetts that is not operated pursuant to a Service Agreement with a Client Community. In this project, the Company assumed the project debt and risks relating to waste availability and pricing, risks relating to the continued performance of the electricity purchaser, as well as risks associated with unforeseen circumstances. The Company retains all of the energy revenues from sales of power and disposal fees for waste accepted at this facility. Accordingly, the Company believes that this project carries both greater risks and greater potential rewards than projects in which there is a Client Community.

         In addition, the Company has restructured certain of its waste-to-energy projects which originally were undertaken generally on the basis described in (A) above. These are briefly described below:

                  - Union County, New Jersey.

         In Union County, New Jersey, a municipally-owned facility has been leased to the Company, and the Client Community has agreed to deliver approximately 50% of the facility's capacity on a put-or-pay basis. The balance of facility capacity is marketed by the Company at its risk. The Company guarantees its subsidiary's contractual obligations to operate and maintain the facility, and on one series of subordinated bonds, its obligation to make lease payments which are the sole source for payment of principal and interest on that series of bonds. The current outstanding principal amount of the subordinated bonds, sold to refinance a portion of the original bonds used to finance the facility, is $18,640,000. In connection with this restructuring, the Client Community assigned to the Company the long term power contract with the local utility. As part of this assignment, the power contract was amended to give the Company the right to sell all or a portion of the plant's output to other purchasers. The Company elected to sell all of the project's power to Sempra Energy Trading Corporation ("Sempra") under a three-year arrangement which Sempra sought to terminate on April 1, 2002 as a result of the Chapter 11 filing described above. The matter remains in dispute. Since April 2002, the Company has sold its output directly into the regional electricity grid, with no material loss of revenue. The Company may enter into contracts similar to the Sempra contract if it believes doing so would enhance this project's revenues.

                  - Tulsa, Oklahoma.

         In Tulsa, Oklahoma, the Client Community and the Company's subsidiary in 1999 replaced the prior Service Agreement with a new arrangement pursuant to which the Company was required to fund the cost of the facility's Clean Air Act retrofit; the Client Community committed to deliver a defined quantity of waste on a put-or-pay basis, for a fee per ton; and the parties agreed to share certain excess revenues from facility operations. In addition, the Company no longer has the right to require an adjustment to fees to cover the costs of unforeseen circumstances, but it may terminate the contract if the Client Community declines to accept such increases. Under the new contract, the Client Community has accepted the obligation to repay bonds issued to finance the facility, including prepayment as a result of termination of the Service Agreement, regardless of the reasons for the termination. This project is owned by a third party lessor, and the Company's subsidiary leases the facility pursuant to a lease that expires in 2012. The Service Agreement expires in 2007. The agreement pursuant to which this project sells steam to an industrial investor expires in 2006. The agreement pursuant to which this project sells steam to an industrial customer expires in 2006. The Company believes that its operating subsidiary for this project will have difficulty reorganizing successfully unless the lease is restructured. It is uncertain at this time whether such a restructuring is feasible.

                  - Warren County, New Jersey.

         Changes in law have reduced the ability of New Jersey municipalities to direct waste to designated facilities. As a result, the Warren County, New Jersey facility has not been able to attract waste at prices sufficient to permit the payment of its debt service, and since late 1999, the Client Community has requested and received financial assistance from the State of New Jersey in order to pay semi-annual debt service. The parties have agreed that while restructuring alternatives are explored, available project revenues will be applied to pay project expenses other than debt service, including operating fees to the Company's subsidiary. The Company has offered to market the facility's capacity, at its risk, in a restructuring plan that includes state assistance with debt retirement. The Warren County restructuring is subject to several conditions precedent, some of which are beyond the control of the Company, notably the securing of state funds. The bonds issued to finance the facility are insured and otherwise secured by a mortgage on the facility and security interests in related assets. The bonds are non-recourse to the Company.

         As previously reported, during 2002, the State of New Jersey enacted legislation authorizing the New Jersey Economic Development Agency to refinance portions of county solid waste facility debt (L. 2001, Ch. 401). This legislation would have allowed the state to repay the majority of debt remaining on the Warren project, and until the third quarter of 2002, all parties expected that the project's debt would be restructured in this manner. The sunset provision in this law occurred without implementation. The state has continued to provide funds to pay principal and interest payments as they became due. If a restructuring is not achieved, or if the state fails to continue to pay project debt service and the project defaults on its debt, the bond insurer could foreclose on its mortgage and take title to the project. At this time it is uncertain whether the parties will be able to restructure the Warren project debt in a manner which will permit the Company's operating subsidiary to operate the facility on a profitable basis. The lack of such a restructuring could jeopardize plans of the Company's subsidiary for this project to reorganize successfully and emerge from bankruptcy.

         Lastly, two of the Company's waste-to-energy projects structured as described in (A) above are currently involved in litigation and may be restructured as part of resolving the litigation while the Company is in bankruptcy. These projects are briefly described below:

                  - Lake County, Florida.

         In Lake County, Florida, the Client Community expressed its intent to reduce or terminate its continuing payment obligations with respect to the facility and expressed its desire to restructure its relationship with the Company's subsidiary to substantially reduce its payment obligation or to institute condemnation proceedings to purchase the facility from the Company. In late 2000, discussions regarding a mutually acceptable resolution of these matters ended, and the County commenced a court action seeking to have the Service Agreement declared void on various state constitutional and public policy grounds. The County also seeks unspecified damages for amounts paid to the Company since 1988. The case is at a very preliminary stage, and is now stayed by the bankruptcy proceeding. The Company and Lake County are discussing a settlement of the litigation which would involve a sale of the facility to Lake County and a material restructuring of the commercial contracts between them. A sale would result in a substantial net loss and the Company would agree to a restructuring only if doing so enhanced creditor recovery. It is uncertain, at this time, whether the parties will be able to reach agreement on this matter. In the absence of such agreement, the Company likely would assume the Service Agreement but has yet to make a final determination. Rejection would result in substantial unsecured termination damages.

                  - Onondaga County, New York.

         A public authority in Onondaga County, New York (the "Agency") and the Company have several commercial disputes between them. Among these is a January 16, 2002 demand by the Agency to provide credit enhancement required by a service agreement in the form of a $50 million letter of credit or a guarantee following rating downgrades of the Company's unsecured corporate debt. On February 22, 2002, the Agency issued a notice purporting to terminate its contract with the Company effective May 30, 2002 if such a credit enhancement was not provided, and also demanded an immediate payment of $2 million under the terms of the agreement. The Company commenced a lawsuit in state court with respect to such disputes, as well as the Agency's right to terminate. Following the commencement of the Chapter 11 Cases, the Company removed the case to the federal court in the Northern District of New York and further requested that the matter be transferred to the Bankruptcy Court. On the motion of the Agency, the case was remanded back to state court. In addition, the Agency sought and obtained from the same federal court an injunction preventing the Company from proceeding with an adversary proceeding in the Bankruptcy Court seeking a determination that the automatic stay applied to the litigation, or other related relief. The Company appealed the issuance of the district court's injunction to the Court of Appeals for the Second Circuit and in January 2003 the injunction was vacated. The Bankruptcy Court thereafter issued an order declaring that the the Agency's post-petition prosecution of the state court lawsuit violated the automatic stay imposed pursuant to the Bankruptcy Code and preliminarily enjoined and restrained further prosecution of the lawsuit against the Company. The Agency has appealed the Bankruptcy Court's order. If the outcome of this matter is determined adversely to the Company, the contract could be terminated and the operating subsidiary and the Company, as guarantor, could incur substantial pre-petition termination obligations and the Company's operating subsidiary could lose its ownership interest in and its rights to operate the project. In addition, the Company could incur substantial obligations to the limited partners in the project.

         (ii)     Water and Wastewater Projects.

         The Company's water and wastewater operations are conducted through wholly-owned subsidiaries. The Company seeks to design, construct, maintain, and operate water and wastewater treatment facilities and distribution and collection networks in the United States.

         The Company participates in projects in which, under contracts with municipalities, it privatizes water and/or wastewater facilities by agreeing to build new facilities or substantially augment existing facilities, and to operate and maintain the facilities under long term contracts.

         Under contractual arrangements, the Company may be required to warrant certain levels of performance and may be subject to financial penalties or termination if it fails to meet these warranties. Covanta Energy Corporation or its intermediate holding companies may be required to guarantee the performance of its subsidiary. The Company seeks to not take responsibility for conditions that are beyond its control.

         The Company's water and wastewater operations faces an immature but developing domestic market for private water and wastewater services. Growth of the privatized market has not been consistent and is constrained by a number of factors, including water's status as a most elemental and key community resource and the long history of entrenched municipal operation with corresponding public sector employment. Additionally, Covanta's Chapter 11 status has negatively impacted its reception in the marketplace.

                  (A)      Water Projects in Construction

         During 2001, the Company designed and began construction of a 25 mgd potable water desalinization project on behalf of Tampa Bay Water Authority ("TBW"), a public authority serving a number of counties and municipalities in the Tampa, Florida vicinity. Construction of the project is expected to be completed, and operations expected to commence during 2003, but at a later date than initially anticipated (see discussion below). The project will utilize a reverse osmosis process, incorporate DualSandTM microfiltration technology as an advance treatment and the Company will operate and maintain the project on behalf of TBW pursuant to a 30-year contract.

         During construction, the Company discovered previously unknown underground obstructions at the project site that impaired construction progress. As a result, in February 2003, the Company and TBW executed a contract amendment that, among other things, provides for a 105 day extension to the construction schedule (to May 15, 2003), a $500,000 cash payment to Covanta to settle cost impact claims, and TBW to pay Covanta for potable water delivered during the project's start-up. The amendment also makes provisions for Covanta to meet certain interim water production milestones, with material penalties payable for failure to deliver water at the rate of 21 mgd by March 29, 2003, and relatively minor penalties applicable to other water delivery milestones for prior periods. The Company anticipates that it will incur certain of these penalties, which will be reflected in less construction profit recognized in 2003.

                  (B)      Water Projects in Operation

         As previously reported, since 1995,the Company has operated and maintained water and wastewater treatment facilities on behalf of eight small municipal and industrial customers in upstate New York. Some of these contracts are short term agreements or may be terminated by the counterparty if it no longer desires to continue receiving service from the Company. During 2002, one such counterparty, Kendall Corporation, exercised its right to terminate the Company's contract to operate a 0.2 mgd wastewater facility, opting instead to operate the facility itself. The Company continues to operate facilities on behalf of the other seven municipal and industrial customers treating water and wastewater at a rate of approximately 67 mgd.

         The Company also designed, built and now operates and maintains a 24 mgd potable water treatment facility and associated transmission and pumping equipment that supplies water to residents and businesses in Bessemer, Alabama, a suburb of Birmingham. Under a long term contract with the Governmental Services Corporation of Bessemer, the Company received a fixed price for design and construction of the facility, and it is paid a fixed fee plus pass-through costs for delivering processed water to the City's water distribution system. Construction was completed ahead of schedule during 2000.

         Between 2000 and 2002, the Company was awarded contracts to supply its patented DualSandTM microfiltration system ("DSS") to twelve municipalities in upstate New York as the primary technological improvement necessary to upgrade their existing water and wastewater treatment systems. Five of these upgrades are being made in connection with the joint United States Environmental Protection Agency and New York City Department of Environmental Protection ("NYCDEP") $1.4 billion program to protect and enhance the drinking water supply, or watershed, for New York City.

         DSS is a cost effective microfiltration system for municipal water and wastewater treatment, desalinization pre-treatment, re-use, recycling and industrial applications. Its primary purpose is to effect the removal of nutrient and pathogenic pollutants. The Company's obligations in connection with DSS typically include equipment supply and installation and, in some cases, construction.

         (iii)    Independent Power Projects

         Since 1989, the Company has been engaged in developing, owning and/or operating twenty independent power production ("IPP") facilities utilizing a variety of energy sources. The Company currently has an ownership interest in, leases and operates the twenty hydroelectric, geothermal, wood and landfill gas projects identified below under "Domestic Project Summaries." The electrical output from each facility, with one exception, is sold to local utilities. The Company's revenue from the IPP facilities is derived primarily from the sale of energy and capacity.

         The Company's ownership interest in the IPP facilities is held by subsidiaries, which own an equity position either by direct ownership or leasehold position or as partners in partnerships which directly own or lease the facilities. Financing for the projects is, with the exception of the Heber Geothermal Company ("HGC") and Heber Field Company ("HFC") projects, non-recourse to Covanta Energy Corporation or intermediate holding companies.

         The Company also receives revenue from providing operation and maintenance services at many of the IPP facilities. These services are generally provided by separate sole-purpose subsidiaries pursuant to operation and maintenance ("O&M") agreements with the project companies. The costs and fees of the operator generally have priority to any project debt.

California Power Purchase Agreements
------------------------------------

         The electrical output of 17 of the Company's facilities located in California is sold to utilities pursuant to California Public Utility Commission approved PPAs. In most cases, the projects receive payment for both energy and capacity (as opposed to delivered capacity). The term of each PPA varies but in general runs for 20 to 30 years from the commercial operation date of the facility.

         In general, the first 10 to 15 years of each PPA contemplates payment for energy by the utility at a scheduled fixed energy rate. One of the Company's facilities is still in this fixed energy rate period (see geothermal discussion below). After the fixed energy rate period of the PPA expires, the project generally receives the utilities' short run avoided cost ("SRAC") for energy and continues to receive a separate capacity payment. SRAC is a floating rate that is set monthly, based on defined indices. In 2002 several of the Company's projects located in California entered into PPA amendments allowing for a new five-year fixed energy rate period. This fixed energy rate period for facilities selling to Southern California Edison Company ("SCE") runs from May 2002 and running through April of 2007. For facilities selling to Pacific Gas and Electric Company ("PG&E"), the fixed energy rate period runs from July 2001 to June 2006. Those projects will receive $53.70/Mwh for energy (see California Conditions section).

         The contracted capacity payment is determined by the terms of each individual PPA. In most cases, the receipt of the capacity payment is subject to the facility's demonstration of its ability to supply the capacity. If a facility is unable to satisfy the conditions specified in its PPA for capacity, the utility has the right to place the project on probation. If the project is unable to demonstrate its ability to supply the PPA capacity during the probation period, the utility has the right to derate the project's capacity to the level it has demonstrated. If the PPA is terminated or the facility is not able to demonstrate capacity at contracted levels for the balance of the PPA, the project may be liable to the utility for an amount calculated to be the overpayment by the utility for capacity. This capacity overpayment liability increases through the mid-term of a PPA and then decreases to zero by the end of PPA's term. Two of the Company's California facilities are parties to PPA's that do not have contract capacity demonstration requirements. These two projects are paid for as delivered capacity.

IPP Projects in operation.
--------------------------

                  -Geothermal.

         The Company owns and operates the 52 MW HGC facility. The output of the HGC project is sold under a long term PPA (see discussion above) with the SCE. The HGC project is currently in the first year of a five year fixed-price period recently negotiated with SCE.

         The Company is the sole lessee of the 48 MW Second Imperial Geothermal Company ("SIGC") project. The Company operates the SIGC facility through a separate O&M agreement. The output of the facility is sold under a long term PPA (see discussion above) with SCE. The SIGC project is still on its original fixed energy rate period under the PPA.

         The Company also owns and operates the geothermal resource, HFC, which is adjacent to and supplies geothermal fluid to both HGC and SIGC. HFC is the lessee of the several hundred royalty leases which make up the Heber Known Geothermal Resource Area. Heber Field's rights in the leases and the geothermal leases themselves are valid so long as geothermal brine is produced. A royalty is paid to the geothermal lease lessors each month. Approximately 100 royalty lease lessors have filed proofs of claim in the Company's Chapter 11 proceedings in amounts that far exceed the pre-petition amounts the Company believes are due. The Company is currently reviewing the issues surrounding the lessors' claims.

         The Company also owns a 50% partnership interest in Mammoth-Pacific, L.P. ("MPLP"), which owns three geothermal facilities with a gross capacity of 40 MW. The MPLP facilities are located on the eastern slopes of the Sierra Nevada Mountains at Casa Diablo Hot Springs in California. The facilities have contractual rights to the geothermal fluid resource for a term not less than the term of the PPAs. All three facilities sell energy and capacity to SCE under long term PPAs and have recently entered into PPA amendments calling for a five year fixed-price for the energy sold. Through a separate subsidiary, the Company provides O&M services to the partnership on a cost-reimbursement basis.

                  -Hydroelectric.

         The Company owns 50% equity interests in two run-of-river hydroelectric facilities, Koma Kulshan and Weeks Falls, which have a combined gross capacity of 17 MW. Both Koma Kulshan and Weeks Falls are located in Washington State and both sell energy and capacity to Puget Sound Power & Light Company under long term PPAs. A subsidiary of the Company provides operation and maintenance services to the Koma Kulshan partnership under a cost plus fixed fee agreement.

         The New Martinsville facility is located in West Virginia on the Ohio River. It is a 40 MW run-of-river project which the Company leases and operates. The base lease term for this project expires in October 2003. Pursuant to the terms of the lease, the Company has until May 30, 2003 to give notice of its intention to renew the lease or terminate its participation in the project. The termination of the Company's participation in New Martinsville would not have a material effect on the Company. If the Company renews the lease, a subsidiary would continue to operate the facility. Energy and capacity is sold by the facility to Monongahela Power Company under a long term PPA.

                  -Wood.

         The Company owns 100% interests in three wood-fired generation facilities in northern California: Burney Mountain Power, Mt. Lassen Power, and Pacific Oroville Power. A fourth facility, Pacific Ultra Power Chinese Station, is owned by a partnership in which the Company holds a 50% interest. Fuel for the facilities is procured from local sources primarily through short-term supply agreements. The price of the fuel varies depending on time of year, supply and price of energy. The four projects have a gross generating capacity of 67 MW. All four projects sell energy and capacity to PG&E under long term PPAs. Until July 2001 the facilities were receiving PG&E's SRAC for energy delivered. However, beginning in July 2001 the four facilities entered into five-year fixed energy rate periods pursuant to amendments of the PPAs.

                  -Landfill Gas.

         The Company has interests in and operates eight landfill gas projects which produce electricity by burning methane gas produced in sanitary landfills. Seven of the projects are located in California: Otay, Oxnard, Penrose, Salinas, Stockton, Santa Clara and Toyon. One project, Gude, is located in Maryland. The eight projects have a total gross capacity of 36 MW. The PPA of the Gude facility has expired and that facility is currently selling its output into the regional utility grid. The Penrose and Toyon projects sell energy and as delivered capacity to the local utility. The remaining five projects sell energy and contracted capacity to various California utilities. The PPAs of Penrose and Toyon expire in 2006. Salinas, Stockton and Santa Clara have PPAs which expire in 2007. Otay and Oxnard have PPAs which expire in 2011. Upon the expiration of the PPAs it is expected that these projects will enter into new off-take arrangements or the projects will be shut down.

(b)      DOMESTIC PROJECT SUMMARIES.

         Summary information with respect to the Company's domestic projects(1) that are currently operating or under construction is provided in the following table:



                                                                                                DATE OF
                                                                                              ACQUISITION/
                                                                       NATURE OF              COMMENCEMENT
                                      LOCATION         SIZE            INTEREST(1)            OF OPERATIONS


A.       HYDROELECTRIC

1.   New Martinsville               West Virginia    40MW              Lessee/Operator           1991

2.   Koma Kulshan(2)                Washington       12MW              Part Owner/Operator       1997

3.   Weeks Falls(2)                 Washington        5MW              Part Owner                1997
                                                      ---

                                    SUBTOTAL         57MW

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

2.   SIGC                           California       48MW              Lessee/Operator           1994

3.   Mammoth G1(2)                  California       10MW              Part Owner/Operator       1997

4.   Mammoth G2(2)                  California       15MW              Part Owner/Operator       1997

5.   Mammoth G3(2)                  California       15MW              Part Owner/Operator       1997
                                                     ----

                                    SUBTOTAL        140MW

C.       MUNICIPAL SOLID WASTE

1.   Tulsa(3)                       Oklahoma         11MW              Lessee/Operator           1986

2.   Marion County                  Oregon           13MW              Owner/Operator            1987

3.   Hillsborough County            Florida          29MW              Operator                  1987

4.   Tulsa(4)                       Oklahoma         N.A.              Lessee/Operator           1987

5.   Bristol                        Connecticut    16.3MW              Owner/Operator            1988

6.   Alexandria/Arlington           Virginia         22MW              Owner/Operator            1988

7.   Indianapolis                   Indiana          N.A.              Owner/Operator            1988

8.   Hennepin County(3)             Minnesota      38.7MW              Lessee/Operator           1989

9.   Stanislaus County              California     22.5MW              Owner/Operator            1989

10.  Babylon(5)                     New York       16.8MW              Owner/Operator            1989

11.  Haverhill                      Massachusetts    46MW              Owner/Operator            1989

12.  Warren County(6)               New Jersey       13MW              Owner/Operator            1988

13.  Kent County                    Michigan         18MW              Operator                  1990

14.  Wallingford(6)                 Connecticut      11MW              Owner/Operator            1989

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

16.  Huntsville                     Alabama          N.A.              Operator                  1990

17.  Lake County                    Florida        14.5MW              Owner/Operator            1991

18.  Lancaster County               Pennsylvania   35.7MW              Operator                  1991

19.  Pasco County                   Florida        31.2MW              Operator                  1991

20.  Huntington(7)                  New York       24.3MW              Owner/Operator            1991

21.  Hartford(8)                    Connecticut    68.5MW              Operator                  1987

22.  Detroit(9)                     Michigan         68MW              Lessee/Operator           1991

23.  Honolulu(9)                    Hawaii           57MW              Lessee/Operator           1990

24.  Union County(10)               New Jersey       44MW              Lessee/Operator           1994

25.  Lee County                     Florida        39.7MW              Operator                  1994

26.  Onondaga County(7)             New York       39.5MW              Owner/Operator            1995

27.  Montgomery County              Maryland         55MW              Operator                  1995
                                                     ----

                                    SUBTOTAL      813.7MW

D.       WOOD

1.   Burney Mountain                California     11.4MW              Owner/Operator            1997

2.   Pacific Ultrapower             California     25.6MW              Part Owner                1997
         Chinese Station(2)

3.   Mount Lassen                   California     11.4MW              Owner/Operator            1997

4.   Pacific Oroville               California     18.7MW              Owner/Operator            1997
                                                   ------

                                    SUBTOTAL       67.1MW

E.       LANDFILL GAS

1.     Gude                         Maryland          3MW              Part Owner/Operator       1997

2.     Otay                         California      3.7MW              Part Owner/Operator       1997

3.     Oxnard                       California      5.6MW              Part Owner/Operator       1997

4.     Penrose                      California       10MW              Part Owner/Operator       1997

5.     Salinas                      California      1.5MW              Part Owner/Operator       1997

6.     Santa Clara                  California      1.5MW              Part Owner/Operator       1997

7.     Stockton                     California      0.8MW              Part Owner/Operator       1997

8.     Toyon                        California       10MW              Part Owner/Operator       1997
                                                     ----

                                    SUBTOTAL       36.1MW
                                                   ------

TOTAL DOMESTIC MW IN OPERATION                  1,113.9MW


F.       WATER AND WASTEWATER

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

3.     Bristol/Myers Squibb         New York       50 mgd              Operator                  2000

4.     Chittenango                  New York      1.0 mgd              Operator                  1998

5.     Canastata                    New York      2.5 mgd              Operator                  1998

6.     Cortland                     New York       10 mgd              Operator                  1995

7.     Mohawk                       New York      0.1 mgd              Operator                  1995

8.     Kirkland                     New York      0.3 mgd              Operator                  1995
                                                  -------

TOTAL MGD IN OPERATION                            90. mgd

DOMESTIC PROJECTS UNDER CONSTRUCTION:

1. Tampa Bay                        Florida        28 mgd              Design/Build/Operate      2003 (est.)
                                                   ------

TOTAL DOMESTIC PROJECTS
UNDER CONSTRUCTION                                 28 mgd

TOTAL DOMESTIC MW IN
OPERATION/CONSTRUCTION:                           1,113.9

TOTAL DOMESTIC MGD IN
OPERATION/CONSTRUCTION:                              118.

NOTES

(1) Covanta's ownership and/or operation interest in each facility listed below extends at least into calendar year 2007 except: New Martinsville, for which the initial term of the operation contract terminates in 2003; Penrose, for which the initial term of the operation contract terminates in 2006; Toyon for which the initial term of the operation contract terminates in 2006; Bristol/Meyers Squibb, for which the initial term of the operation contract terminates in 2003; and Clinton, Mohawk and Kirkland, for which the operation contracts are renewable annually.

(2)      The Company has a 50% ownership interest in the project.

(3) Facility is owned by an owner/trustee pursuant to a sale/leaseback arrangement.

(4) Phase II of the Tulsa facility, which was financed as a separate project, expanded the capacity of the facility from two to three units.

(5)      Facility has been designed to allow for the addition of another unit.

(6) Company subsidiaries were purchased after completion and use a mass-burn technology that is not the Martin Technology.

(7) Owned by a limited partnership in which the limited partners are not affiliated with Covanta.

(8) Under contracts with the Connecticut Resource Recovery Authority, the Company operates only the boiler and turbine for this facility.

(9) Operating contracts were acquired after completion. Facility uses a refuse-derived fuel technology and does not employ the Martin Technology.

(10)     The Union County facility is leased to a Company subsidiary.

                          INTERNATIONAL ENERGY BUSINESS

         As with its domestic business, the Company conducts its international businesses through wholly-owned subsidiaries. Internationally, the Company generally owns projects where its returns are primarily from equity distributions and, to a lesser extent, operating fees. The Company's projects sell the electricity and steam they generate under long term contracts or market concessions to utilities, governmental agencies providing power distribution, creditworthy industrial users, or local governmental units. In select cases, such sales of electricity and steam may be provided under short-term arrangements as well. Similarly, the Company seeks to obtain long term contracts for fuel supply from reliable sources.

         The Company presently has interests in international power projects with an aggregate generating capacity of approximately 1137 MW (gross) either operating or under construction. The Company's ownership in these facilities is approximately 487 MW. In addition to its headquarters in Fairfield, New Jersey, the Company's business is facilitated through its Fairfax, Virginia office and field offices in Shanghai, China; Chennai, India; Manila, The Philippines; and Bangkok, Thailand.

         (a)      GENERAL APPROACH TO INTERNATIONAL PROJECTS

         In developing its international businesses, the Company has employed the same general approach to projects as is described above with respect to domestic projects. Given its plan to refocus its business in domestic markets, no new international project development is anticipated during 2003. The Company may consider divesting itself from some or all of its international portfolio.

         The ownership and operation of facilities in foreign countries entails significant political and financial uncertainties and other structuring issues that typically are not involved in such activities in the United States. Key international risk factors include unexpected changes in electricity tariffs, conditions in financial markets, currency exchange rates, currency repatriation restrictions, currency convertibility, expropriation, changes in laws and regulations and political, economic or military instability, civil unrest and expropriation. Such risks have the potential to cause substantial delays or material impairment to the value of the project being developed or business being operated.

         Many of the countries in which the Company operates are lesser developed countries or developing countries. The political, social and economic conditions in some of these countries are typically less stable than those in the United States. The financial condition and creditworthiness of the potential purchasers of power and services provided by the Company (which may be a governmental or private utility or industrial consumer) or of the suppliers of fuel for projects in these countries may not be as strong as those of similar entities in developed countries. The obligations of the purchaser under the PPA, the service recipient under the related service agreement and the supplier under the fuel supply agreement generally are not guaranteed by any host country or other creditworthy governmental agency. The Company undertakes a credit analysis of the proposed power purchaser or fuel supplier.

         The Company's power projects in particular depend on reliable and predictable delivery of fuel meeting the quantity and quality requirements of the project facilities. The Company has typically sought to negotiate long term contracts for the supply of fuel with creditworthy and reliable suppliers. However, the reliability of fuel deliveries may be compromised by one or more of several factors that may be more acute or may occur more frequently in developing countries than in developed countries, including a lack of sufficient infrastructure to support deliveries under all circumstances; bureaucratic delays in the import, transportation and storage of fuel in the host country; customs and tariff disputes; and local or regional unrest or political instability. In most of the foreign projects in which the Company participates, it has sought, to the extent practicable, to shift the consequences of interruptions in the delivery of fuel, whether due to the fault of the fuel supplier or due to reasons beyond the fuel supplier's control, to the electricity purchaser or service recipient by securing a suspension of its operating responsibilities under the applicable agreements and an extension of its operating concession under such agreements and/or, in some instances, by requiring the energy purchaser or service recipient to continue to make payments in respect of fixed costs. In order to mitigate the effect of short-term interruptions in the supply of fuel, the Company has endeavored to provide on-site storage of fuel in sufficient quantities to address such interruptions.

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

         The Company has sought to manage and mitigate these risks through all means that it deems appropriate, including: political and financial analysis of the host countries and the key participants in each project; guarantees of relevant agreements with creditworthy entities; political risk and other forms of insurance; participation by international finance institutions, such as affiliates of the World Bank, in financing of projects in which it participates; and joint ventures with other companies to pursue the development, financing and construction of these projects. The Company determines which mitigation measures to apply based on its balancing of the risk presented, the availability of such measures and their cost. In 2002, the Company began divesting its interests in some of its foreign projects in an effort to concentrate its business domestically. To this end, on March 28, 2002, the Company sold its interests in two 122 MW gas-fired combined cycle facilities in Thailand, the Sahacogen facility and the Rojana Power facility, and its interest in the operating company to its local partners in the respective projects.

         In addition, the Company has generally participated in projects which provide services that are treated as a matter of national or key economic importance by the laws and politics of the host country. There is therefore a risk that the assets constituting the facilities of these projects could be temporarily or permanently expropriated or nationalized by a host country, or made subject to local or national control.

         The following is a description of the Company's international power projects, by fuel type:

         (i)      Waste-to-Energy.

         During 2000, the Company acquired a 13% equity interest in an 15 MW mass-burn waste-to-energy project near the Municipality of Trezzo sull' Adda in the Lombardy Region of Italy (the "Trezzo Project"), which will burn up to 500 tons per day of municipal solid waste. The remainder of the equity in the project is held by TTR Tecno Trattamento Rifiuti S.r.l., a subsidiary of Falck S.p.A. ("Falck"). On reaching full commercial operation, the Trezzo Project will be operated by Ambiente 2000 S.r.l. ("A2000"), an Italian special purpose limited liability company of which the Company owns 40%. The solid waste supply for the project comes from municipalities and privately owned waste management organizations under long term contracts. The electrical output from the Trezzo project is sold at governmentally established preferential rates under a long term purchase contract to Italy's state-owned grid operator, Gestore della Rete di Trasmissione Nazionale S.p.A ("GRTN"). The project closed its limited recourse financing in February 2001, started accepting waste in September 2002, successfully passed its performance tests in early 2003 and is expected to reach full commercial operation during the second quarter of 2003 upon completion of outstanding works. The late completion of the plant by the engineering, procurement and construction contractor, Protecma, represents a non-compliance with the terms of the non-recourse project financing arrangements for the project, and discussions are currently in progress with the banking consortium with regard to courses of action against the contractor to ensure that further delays are minimized.

         In January 2001, A2000 also entered into a 15-year O&M Agreement with E.A.L.L Energia Ambiente Litorale Laziale S.r.l., an Italian limited liability company owned by CMI S.p.A. to operate and maintain a 10 MW waste-to-energy facility capable of processing up to 300 metric tons per day of refuse-derived fuel in the Municipality of San Vittore del Lazio (Frosinone), Italy. The San Vittore project has a 15-year waste supply agreement with Reclas S.p.A. (mostly owned by regional municipalities), and a long term power off-take contract with GRTN. The project is now in its first year of operation, and is being operated by its German construction contractor, Lurgi. There was a significant delay in starting up the plant after construction was complete due to a legal action by an environmental group that has subsequently been overturned. The plant is currently operating at partial-load, producing approximately 3MW, due to delays in obtaining a permit for the construction of a new transmission line. The O&M Agreement provides that A2000 takes over the operation and maintenance of the project at final acceptance under the terms of the engineering, procurement and construction contract for the project, such final acceptance requiring the plant to have performed over 12 months at specified levels of output. Due to the partial loading of the plant to date, it is unlikely that A2000 will take over the operation and maintenance role for the project until late 2003 at the earliest.

         (ii)     Independent Power Production

                  - Hydroelectric.

         The Company operates the Don Pedro project and the Rio Volcan facilities in Costa Rica through an operating subsidiary pursuant to long term contracts. The Company also has a nominal equity investment in each project. The electric output from both of these facilities is sold to Instituto Costarricense de Electricidad, a Costa Rica national electric utility.

         Through its investment in Empresa Valle Hermoso (see discussion below under "Natural Gas") the Company had acquired a small (less than 7%) ownership interest in a hydroelectric project in Rio Yura, Bolivia. In June 2001, an expansion and refurbishment of the existing Rio Yura facilities was completed increasing the previously reported 12 MW output to 18 MW. The Rio Yura project sells its output to mining companies, local residents and the national grid. On December 5, 2002, the Company sold its interests in Empresa Valle Hermoso.

                  - Coal.

         A consortium, of which the Company is a 26% member, owns a 510 MW (gross) coal-fired electric generating facility in The Philippines (the "Quezon Project"). The project first generated electricity in October 1999, and full commercial operation occurred during the fourth quarter of 2000. The other members of the consortium are an affiliate of International Generating Company, an affiliate of General Electric Capital Corporation, and PMR Limited Co., a Philippines partnership. The consortium sells electricity to Manila Electric Company ("Meralco"), the largest electric distribution company in The Philippines, which serves the area surrounding and including metropolitan Manila. Under a PPA expiring in 2025, Meralco is obligated to take or pay for stated minimum annual quantities of electricity produced by the facility at an all-in tariff which consists of capacity, operating, energy, transmission and other fees adjusted to inflation, fuel cost and foreign exchange fluctuations. The consortium has entered into two coal supply contracts expiring in 2015 and 2022. Under these supply contracts, cost of coal is determined using a base energy price adjusted to fluctuations of specified international benchmark prices. The Company is operating the project through a local subsidiary under a long term agreement with the consortium. The financial condition of Meralco has been recently stressed by the failure of regulators to grant tariff increases to allow Meralco to achieve rates of return permitted by law. See Item 7, Management's Discussion and Analysis. The Company has obtained political risk insurance for its equity investment in this project.

         The Company has majority equity interests in three coal-fired cogeneration facilities in three different provinces in the People's Republic of China. Two of these projects are operated by the project entity, in which the Company has a majority interest. The third project is operated by an affiliate of the minority equity shareholder. Parties holding minority positions in the projects include a private company, a local government enterprise and affiliates of the local municipal government. While the steam produced at each of the three projects is intended to be sold under long term contracts to the industrial hosts, in practice, steam has been sold on either a short term basis to local industries or the industrial host, in each case at varying rates and quantities. For each of these projects, the electric power is sold at "average grid rate" to a subsidiary of the Provincial Power Bureau as well as industrial customers. The Company has obtained political risk insurance for its equity investment in these projects.

                  - Natural Gas.

         In 1998, the Company acquired an equity interest in a barge-mounted 120 MW diesel/natural gas-fired facility located near Haripur, Republic of Bangladesh. This project began commercial operation in June 1999, and is operated by a subsidiary of the Company. The Company owns approximately 45% of the project company equity. An affiliate of El Paso Energy Corporation owns 50% of such equity, and the remaining interest is held by Wartsila North America, Inc. The electrical output of the project is sold to the Bangladesh Power Development Board ("BPDB") pursuant to a PPA with minimum energy off-take provisions at a tariff divided into a fuel component and an "other" component. The fuel component reimburses the fuel cost incurred by the project up to a specified heat rate. The "other" component consists of a pre-determined base rate adjusted to actual load factor and foreign exchange fluctuations. The PPA also obligates the BPDB to supply all the natural gas requirements of the project at a pre-determined base cost adjusted to fluctuations on actual landed cost of the fuel in Bangladesh. The BPDB's obligations under the agreement are guaranteed by the Government of Bangladesh. In 1999, the project received $87 million in financing and political risk insurance from the Overseas Private Investment Corporation. The Company obtained separate political risk coverage for its equity interest in this project.

         During 2002, the Company was unable to renew a letter of credit related to this project in the approximate amount of $600,000, the purpose of which was to partially backstop the project entity's obligations under the PPA. As a result, El Paso agreed to temporarily provide this letter of credit, until the next renewal in July, 2003. In the event the Company is unable to reinstitute this letter of credit or provide suitable alternate security, El Paso may attempt to exercise certain rights to trap project cash flows otherwise intended for the Company, or to purchase the Company's equity interest in the project. It is uncertain at this time whether the Company will be able to reinstate this letter of credit or provide alternate security, or whether El Paso will attempt to exercise remedies if the Company cannot do so.

         In 1999, the Company acquired ownership interests in two 122 MW gas-fired combined cycle facilities in Thailand: the Sahacogen facility and the Rojana Power facility. On March 28, 2002 the Company sold all its interests in both facilities as well as its interest in the operating company to its local partners in the respective projects.

         The Company owned an approximately 12% interest in Empresa Valle Hermoso ("EVH") which was formed by the Bolivian government as part of the capitalization of the government-owned utility ENDE. EVH owns and operates 182 MW of gas-fired generating capacity. The Company also participated in a joint venture that supplied EVH with management services support. On December 5, 2002, the Company sold its interests in Empresa Valle Hermoso.

         The Company owns a 50% equity interest in a 15 MW natural gas-fired cogeneration project in the Province of Murcia, Spain (the "Linasa Project"). The Linasa Project is operated by a subsidiary of the Company. The electrical output of the Linasa Project is being sold under a long term purchase contract to the Spanish electrical utility, Iberdrola, at governmentally-established preferential rates for cogeneration projects (currently expected to extend until 2007) and at market rates thereafter. The thermal output and a portion of the electrical output from the Linasa Project are being sold to the Company's 50% partner, Industria Jabonera LINA S.A., a soap and detergent manufacturer, under a long term energy service agreement. The natural gas that fuels the project is supplied by BP under a five-year supply contract at a set discount off the Spanish governments quarterly regulated maximum natural gas price.

                  - Diesel/Heavy Fuel Oil.

         The Company owns interests in three diesel engine facilities in The Philippines.

         The Bataan Cogeneration project is a 65 MW facility that is owned by the Company and has a contract to sell its electrical output to the National Power Corporation (with which it also has entered into a fuel management agreement for fuel supply) and the Bataan Export Processing Zone Authority. This contract expires in 2004. The Company also operates this project. After this date, the Company believes that the projects revenues will not be sufficient to cover its costs. As a result, the Company wrote off its investment in this project in 2002.

         The Company owns a minority interest in the Island Power project, a 7 MW facility that has a long term power contract with the National Power Corporation. The Company does not believe its equity interest in this project has any value and in 1998 wrote off its investment. This project is not operated by the Company. The Company is exploring means of divesting its interest in this facility to the holders of the majority interest. It is uncertain at this time whether the Company would realize any value from such a sale.

         A Company subsidiary owns and operates the Magellan cogeneration project, a 63 MW diesel engine electric generating facility located in the province of Cavite, The Philippines. This project sells a portion of its energy and capacity to the National Power Corporation and a portion to the Cavite Export Processing Zone Authority ("PEZA") pursuant to long term PPAs. On January 3, 2002, PEZA, the main power off-taker for this project, served the project with notice of termination of the PPA for alleged non-performance by the project. The Company has sought a court injunction against termination of the PPA and to require arbitration of the dispute which involves alleged non-reliable operations and alleged improper substitution of National Power Corporation power for Magellan production. On February 6, 2002, The Regional Trial Court, National Capital Judicial Region, Branch 115, Pasay City issued a temporary restraining order barring PEZA from terminating the PPA. On April 5, 2002 after a series of hearings, such Court replaced such temporary restraining order with a preliminary injunction. Such preliminary injunction restrains PEZA from terminating the PPA until such time as the merits of the case are resolved. If such case were ultimately to be decided in favor of PEZA, the project would lose not only the PPA but also that portion of the plant site under lease from PEZA as such lease is tied to the PPA. Under current high fuel pricing and low PEZA tariff conditions, the Company believes that the project revenues will be insufficient to cover both operating costs and debt service beyond 2003. As a result, the Company wrote off its investment in this project in 2002.

         In 1999, the Company acquired the rights to contruct and own an equity interest in a 105 MW heavy fuel oil-fired generating facility located near Samalpatti, Tamil Nadu, India. This project achieved commercial operation during the first quarter of 2001. The project is operated by a subsidiary of the Company. The Company owns a 60% interest in the project company. Shapoorji Pallonji Infrastructure Capital Co. Ltd. and its affiliates own 29% of such equity with the remainder of 11% being held by Wartsila India Power Investment, LLC. The electrical output of the project is sold to the Tamil Nadu Electricity Board ("TNEB") pursuant to a long term agreement with a tariff with a fuel pass-through at a specified heat rate, a fixed operation and maintenance cost, and return on equity. TNEB obligations are guaranteed by the government of the State of Tamil Nadu. Bharat Petroleum Corporation, Ltd. supplies the oil requirements of the project through a fifteen-year fuel supply agreement based on market prices.

         In 2000, the Company acquired a controlling interest in its second Indian project, the 106 MW Madurai project located at Samayanallur in the State of Tamil Nadu, India. The project began commercial operation in the fourth quarter of 2001. The Company owns approximately 75% of the project equity, and operates the project through a subsidiary. The balance of the project ownership interests are held by individuals who originally developed the project. The electrical output of the project is sold to the Tamil Nadu Electricity Board ("TNEB") pursuant to a long term agreement with a tariff with a fuel pass-through tariff at a specified heat rate, operation and maintenance cost, and return on equity. TNEB obligations are guaranteed by the government of the State of Tamil Nadu. Indian Oil Corporation, Ltd. supplies the oil requirements of the project through a fifteen-year fuel supply agreement based on market prices.

         Due to a lack of funds and generally poor financial condition, the TNEB has failed to pay the full amount due under the PPAs for both the Samalpatti and Madurai projects. To date, the TNEB has paid that portion of its payment obligations (approximately 89% with respect to Samalpatti, and 86% with respect to Madurai) representing each project's operating costs, fuel costs and debt service. The TNEB has indicated a desire to renegotiate tariffs for both projects.

(b)      INTERNATIONAL PROJECT SUMMARIES.

         Summary information with respect to the Company's projects(1) that are currently operating or under construction is provided in the following table:


                                                                                                 DATE OF
                                                                                               ACQUISITION/
                                                                          NATURE OF            COMMENCEMENT
                                      LOCATION         SIZE               INTEREST(1)          OF OPERATIONS


A.       HYDROELECTRIC


1.   Rio Volcan                       Costa Rica        16MW              Part Owner/Operator       1997

2.   Don Pedro                        Costa Rica        16MW              Part Owner/Operator       1996
                                                        ----

                                      SUBTOTAL          32MW

B.       NATURAL GAS

1.   Haripur(3)                       Bangladesh       120MW              Part Owner/Operator       1999

2.   Linasa(2)                        Spain             15MW              Part Owner/Operator       2000
                                                        ----

                                      SUBTOTAL         135MW

C.       COAL

1.   Quezon(4)                        The Philippines  510MW              Part Owner/Operator       2000

2.   Lin'an(5)                        China             24MW              Part Owner/Operator       1997

3.   Huantai(5)                       China             36MW              Part Owner                1997

4.   Yanjiang(6)                      China             24MW              Part Owner/Operator       1997
                                                        ----

                                      SUBTOTAL         594MW

D.       DIESEL/HEAVY FUEL OIL

1.   Island Power                     The Philippines    7MW              Part Owner                1996
       Corporation(7)

2.   Bataan Cogeneration              The Philippines   65MW              Owner/Operator            1996

3.   Magellan Cogeneration            The Philippines   63MW              Owner/Operator            1999

4.   Samalpatti(5)                    India             05MW              Part Owner/Operator       2001

5.   Madurai(8)                       India            106MW              Part Owner/Operator       2001
                                                       -----

                                      SUBTOTAL         346MW

E.       WASTE TO ENERGY

1.   Trezzo                           Italy             15MW              Part Owner/Operator       2003 (est.)

2.   San Vittore                      Italy             15MW              Operator                  2002

TOTAL INTERNATIONAL MW
IN OPERATION                                         1,137MW


NOTES

(1) Covanta's ownership and/or operation interest in each facility listed below extends at least into calendar year 2007.

(2)      The Company has a 50% ownership interest in the project.

(3) The Company has an approximate 45% interest in this project. This project is capable of operating through combustion of diesel oil in addition to natural gas.

(4)      The Company has an approximate 26% ownership interest in this project.

(5)      The Company has a 60% ownership interest in this project.

(6)      The Company has a 96% ownership interest in this project.

(7)      The Company has an approximate 40% ownership interest in this project.

(8)      The Company has an approximate 75% interest in this project.

(9) The Company has a 40% interest in the operator Ambiente 2000 S.r.l. ("A2000"). Operation by A2000 begins one year after the project begins commercial operation provided certain performance criteria are satisfied.

                                      OTHER

         As of December 31, 2002, the principal Entertainment assets that remain unsold are the businesses associated with the Arenas. (See Part II, Footnote 4 to the Consolidated Financial Statements Management's Discussion and Analysis of Financial Condition and Results of Operations, Discontinued Operations and Net Assets Held For Sale.)

         On December 31, 2001, the Company sold the major portion of its aviation fueling business. The sale included all of Covanta's aviation fueling operations at 19 airports in the United States, Canada and Panama, but did not include Covanta's operations at the three major New York City area airports. On December 31, 2002, pursuant to an order of the Bankruptcy Court, the Company sold the fueling and fuel facility management businesses at the three major New York City area airports.

         Also, pursuant to orders of the Bankruptcy Court, the Company sold its interests in Casino Iguazu, a casino and hotel complex on September 5, 2002 and La Rural Fairgrounds and Exhibition Center on December 4, 2002, both of which are located in Argentina.

         On January 9, 2003, the Team filed for protection with the Ontario Superior Court of Justice and was granted protection under Canada's Companies' Creditors Arrangement Act ("CCAA"). PricewaterhouseCoopers Inc. was appointed as monitor under the CCAA insolvency proceedings and is supervising endeavors to sell the Team's franchise under the direction of the Ontario Superior Court of Justice. The Team's senior secured lenders, Canadian Imperial Bank of Commerce and Fleet National Bank, arranged for senior debtor-in-possession financing to the Team, for a total commitment of about $17,500,000, of which approximately $14,450,000 was drawn as of March 20, 2003. The Company, as senior secured creditor to Palladium Corporation, is pursuing possibilities for a sale of its interests in the Corel Centre arena.

         The Company is exploring possibilities for the disposition of its interest in the Anaheim Arena.

                              CAUTIONARY STATEMENTS

         Certain statements made in this Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, statements regarding Covanta's expectations, beliefs, intentions or future strategies and statements that contain such words as "expects," "anticipates," "intends," "believes" and other similar expressions. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to updated any forward-looking statements. The Company cautions investors that its business and financial performances are subject to very substantial risks and uncertainties.

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

              MARKETS, COMPETITION AND GENERAL BUSINESS CONDITIONS

(a)      GENERAL BUSINESS CONDITIONS.

         Covanta's business can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restrictions and controls, change in law, natural disasters, energy shortages, fuel cost and availability, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which Covanta has no control.

         Other than expansions of certain waste-to-energy facilities, geothermal facilities and continued development of certain water/wastewater projects as described above under General Approach to Domestic Projects, the Company does not expect to engage in material development activity until it emerges from Chapter 11.

         The Company expects upon emergence from Chapter 11 that competition for new projects will be intense in all domestic markets in which the Company conducts or intends to conduct its businesses, and its businesses will be subject to a variety of competitive and market influences. The costs of developing new projects include staffing costs, contract and site acquisition, feasibility and environmental studies, technical, legal and financial analysis, and in some cases the preparation of extensive proposals in response to public or private requests for proposals. Development of some projects involves substantial risks which are not within the Company's control. Success of a project may depend upon obtaining acceptable contractual arrangements and financing, appropriate sites, acceptable licenses, environmental permits and governmental approvals in a timely manner. Even after the required contractual arrangements are achieved, implementation of a project is often subject to substantial conditions that may be outside the control of the Company. In some, but not all, circumstances, the Company will make contractual arrangements for the partial recovery of development costs if a project fails to be implemented for reasons beyond the Company's control.

         Once a project is financed and constructed, Covanta's business can be impacted by a variety of risk factors which can affect profitability over the life of a project. Some of these risks are at least partially within the Company's control, such as successful operation in compliance with law and the presence or absence of labor difficulties or disturbances. Other risk factors are largely out of the Company's control and may have an adverse impact on a project over a long term operation. These risks include changes in law, severe weather and related casualty events, and the emergence of technologies that offer less expensive means of generating electricity or of providing water or wastewater treatment services.

(b)      TECHNOLOGY.

         (i)      Waste-to-Energy

         The Company has the exclusive right to market in the United States the proprietary mass-burn technology of Martin GmbH fur Umwelt und Energietechnik ("Martin"). All of the waste-to-energy projects that the Company has constructed use the Martin technology, although the Company does own and/or operate some projects using other technologies. The principal feature of the Martin technology is the reverse-reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin technology expired in 1989, and there are various other expired and unexpired patents relating to the Martin technology. The Company believes that it is Martin's know-how and worldwide reputation in the waste-to-energy field, and the Company's know-how in designing, constructing and operating waste-to-energy facilities, rather than the use of patented technology, that is important to the Company's competitive position in the waste-to-energy industry in the United States. The Company does not believe that the expiration of the patent covering the basic stoker grate technology or patents on other portions of the Martin technology will have a material adverse effect on the Company's financial condition or competitive position.

         The Company believes that mass-burn technology is now the predominant technology used for the combustion of solid waste. The Company believes that the Martin technology is a proven and reliable mass-burn technology, and that its association with Martin has created significant name recognition and value for the Company's domestic waste-to-energy business.

         The Company's rights to the Martin technology are provided pursuant to an agreement between Martin and the Company (the "Cooperation Agreement"). The Cooperation Agreement gives the Company exclusive rights to market the Martin technology in the United States, Canada, Mexico, Bermuda, certain Caribbean countries, most of Central and South America and Israel. Martin is obligated to assist the Company in installing, operating and maintaining facilities incorporating the Martin technology. The 15-year term of the Cooperation Agreement renews automatically each year unless notice of termination is given, in which case the Cooperation Agreement would terminate 15 years after such notice. Additionally, the Cooperation Agreement may be terminated by either party if the other fails to remedy a material default within 90 days of notice. The Cooperation Agreement is also terminable by Martin if there is a change of control of the Company (as defined in the Cooperation Agreement). Termination would not affect the rights of the Company to design, construct, operate, maintain or repair waste-to-energy facilities for which contracts have been entered into or proposals made prior to the date of termination.

         (ii)     Water and Wastewater

         During 1999, the Company purchased a controlling interest in DSS Environmental, Inc., which owns the patent for the DualSandTM filtration technology. The Company believes that this technology offers superior performance at a competitive cost, and that it will have wide application for both water and wastewater projects. During 2001 and 2002, Covanta was awarded several small projects in upstate New York for the supply of DualSandTM systems to municipalities and other entities that are improving existing systems. The Company believes that its ability to offer the DualSandTM system, and the system's scalability, will enhance its competitiveness elsewhere in North America where larger water and wastewater systems are required.

(c)      CALIFORNIA CONDITIONS.

         As previously mentioned, significant market disruptions occurred in the California electricity markets in 2001. The electric industry restructuring enacted by the California legislature failed during the last half of 2000, resulting in both SCE and PG&E being unable to meet their obligations to pay for electricity purchased from the Company's projects. SCE did not pay the Company for electricity delivered from November 2000 to March 2001. PG&E did not pay the Company for electricity delivered from December 2000 to April 2001. The majority of Covanta's projects in both PG&E's and SCE's service territories entered into agreements in late 2001, whereby the projects agreed to forego lawsuits and claims against the utilities in exchange for PPA amendments providing for five years of fixed pricing. SCE paid the receivable in full plus interest on March 2, 2002. In February 2002, the PG&E bankruptcy court approved a payment plan by which, starting on February 28, 2002, PG&E made a lump sum interest payment and the balance of the receivable, plus interest, was to be paid in twelve equal installments. PG&E made the final payment in February 2003.

EMPLOYEE LABOR RELATIONS

         Covanta and its subsidiaries currently employ approximately 2,100 U.S. and foreign employees in its core energy business.

         Certain employees of Covanta are employed pursuant to collective bargaining agreements with various unions. During 2000, Covanta successfully renegotiated collective bargaining agreements in certain of its business sectors with no strike-related loss of service. Covanta considers relations with its employees to be good and does not anticipate any significant labor disputes in 2003.

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

         The Environmental Regulatory Laws and other federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund") (collectively, "Environmental Remediation Laws"), make Covanta potentially liable on a joint and several basis for any onsite or offsite environmental contamination which may be associated with the Company's activities and the activities at sites, including landfills, which the Company's subsidiaries have owned, operated or leased or at which there has been disposal of residue or other waste handled or processed by such subsidiaries or at which there has been disposal of waste generated by the Company's activities. Through its subsidiaries, the Company leases and operates a landfill in Haverhill, Massachusetts. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some Service Agreements provide for indemnification of the operating subsidiaries from some such liabilities. In addition, other subsidiaries involved in landfill gas projects have access rights to landfills pursuant to certain leases at landfill sites which permit the installation, operation and maintenance of landfill gas collection systems. A portion of these landfill sites is and has been a federally-designated "Superfund" site. Each of these leases provide for indemnification of the Company subsidiary from some liabilities associated with these sites.

         The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of waste-to-energy, independent power and water and wastewater projects, and further require that permits be maintained throughout the operating life of the facility. There can be no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Failure to meet conditions of these permits or of the Environmental Regulatory Laws and the corresponding regulations can subject an operating subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. To date, Covanta has not incurred material penalties, been required to incur material capital costs or additional expenses, nor been subjected to material restrictions on its operations as a result of violations of environmental laws, regulations or permits.

         The Environmental Regulatory Laws and federal and state governmental regulations and policies governing their enforcement are subject to revision. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants for storage and handling of petroleum products or chemicals or for solid or hazardous waste or ash handling and disposal. Thus, as new technology is developed and proven, it may be required to be incorporated into new facilities or major modifications to existing facilities. This new technology may often be more expensive than that used previously.

         The Environmental Remediation Laws prohibit disposal of hazardous waste other than in small, household-generated quantities at the Company's municipal solid waste facilities. The Service Agreements recognize the potential for improper deliveries of hazardous wastes and specify procedures for dealing with hazardous waste that is delivered to a facility. Although certain Service Agreements require the Company's subsidiary to be responsible for some costs related to hazardous waste deliveries, to date no operating subsidiary has incurred material hazardous waste disposal costs.

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

(b)    INTERNATIONAL.

         Among the Company's objectives is providing energy generating and other infrastructure through environmentally protective project designs, regardless of the location of a particular project. This approach is consistent with the increasingly stringent environmental requirements of multilateral financing institutions, such as the World Bank, and also with the Company's experience in domestic waste-to-energy projects, where environmentally protective facility design and performance is required. Compliance with environmental standards comparable to those of the United States may be conditions to the provision of credit by multilateral banking agencies as well as other lenders or credit providers. The laws of other countries also may require regulation of emissions into the environment, and provide governmental entities with the authority to impose sanctions for violations, although these requirements are generally not as rigorous as those applicable in the United States. As with domestic project development, there can be no assurance that all required permits will be issued, and the process can often cause lengthy delays.

ENERGY AND WATER REGULATIONS

         The Company's businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of their domestic facilities and to similar laws applicable to their foreign operations. Federal laws and regulations applicable to many of the Company's domestic energy businesses impose limitations on the types of fuel used, prescribe the degree to which these businesses are subject to federal and state utility-type regulation and restrict the extent to which these businesses may be owned by one or more electric utilities. State regulatory regimes govern rate approval and the other terms and conditions pursuant to which utilities purchase electricity from independent power producers, except to the extent such regulation is governed by federal law.

         Pursuant to the federal Public Utility Regulatory Policies Act ("PURPA"), the Federal Energy Regulatory Commission (the "FERC") has promulgated regulations that exempt qualifying facilities ("QFs") (facilities meeting certain size, fuel and ownership requirements from compliance with certain provisions of the Federal Power Act (the "FPA"), the Public Utility Holding Company Act of 1935 ("PUHCA"), and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was enacted in 1978 to encourage the development of cogeneration facilities and other facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to QFs from regulation under the FPA and PUHCA and most aspects of state electric utility regulation are of great importance to the Company and its competitors in the waste-to-energy and independent power industries.

         Except with respect to waste-to-energy facilities with a net power production capacity in excess of 30 MW (where rates are set by the FERC), state public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from QFs. PURPA requires that electric utilities purchase electric energy produced by QFs at negotiated rates or at a price equal to the incremental or "avoided" cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. PURPA does not expressly require public utilities to enter into long term contracts to purchase the output supplied by QFs. Many state public utility commissions have approved longer-term PPAs as part of their implementation of PURPA.

         Under PUHCA, any entity owning or controlling 10% or more of the voting securities of a "public utility company" or company which is a "holding company" of a public utility company is subject to registration with the SEC and regulation by the SEC unless exempt from registration. Under PURPA, most projects that satisfy the definition of a "qualifying facility" are exempt from regulation under PUHCA. Under the Energy Policy Act of 1992, projects that are not QFs under PURPA but satisfy the definition of an "exempt wholesale generator" ("EWG") are not deemed to be public utility companies under PUHCA. Finally, projects that satisfy the definition of "foreign utility companies" are exempt from regulation under PUHCA. The Company believes that all of its operating projects involved in the generation, transmission and/or distribution of electricity, both domestically and internationally, qualify for an exemption from PUHCA and that it is not and will not be required to register with the SEC under PUHCA.

         In the past, Congress has considered legislation to repeal PURPA entirely, or at least to repeal the obligation of utilities to purchase power from QFs. There is continuing support for grandfathering existing QF contracts if such legislation is passed. Various bills have also proposed repeal of PUHCA. Repeal of PUHCA would allow both independent power producers and vertically integrated utilities to acquire electric assets throughout the United States that are geographically widespread, eliminating the current requirement that the utility's electric assets be capable of physical integration. Also, registered holding companies would be free to acquire non-utility businesses, which they may not do now, with certain limited exceptions. With the repeal of PURPA or PUHCA, competition for independent power generators from utilities would likely increase. This is likely to have little or no impact on Covanta's existing projects, but may mean additional competition from highly capitalized companies seeking to develop projects in the U.S.

         In addition, the FERC, many state public utility commissions and Congress have implemented or are considering a series of proposals to restructure the electric utility industry in the United States to permit utility customers to choose their utility supplier in a competitive electric energy market. The FERC has issued a series of orders requiring utilities to offer wholesale customers and suppliers open access on their transmission lines on a comparable basis to the utilities' own use of the line. All public utilities have already filed "open access" tariffs to implement this requirement. As the trend toward increased competition continues, the utilities contend that they are entitled to recover from departing customers their fixed costs that will be "stranded" by the ability of their wholesale customers (and perhaps eventually, their retail customers) to choose new electric power suppliers. These include the costs utilities are required to pay under many QF contracts which the utilities view as excessive when compared with current market prices. Many utilities are therefore seeking ways to lower these contract prices, or rescind or buy out these contracts altogether, out of concern that their shareholders will be required to bear all or part of such "stranded" costs. Regulatory agencies to date have recognized the continuing validity of approved PPAs, and have rejected attempts by some utilities to abrogate these contracts. At the same time, regulatory agencies have encouraged renegotiations of power contracts where rate payer savings can be achieved as a result. The Company anticipates that the regulatory impetus to restructure "above market" PPAs will continue in many of the jurisdictions where it owns or operates generating facilities. Future U.S. electric rates may be deregulated in a restructured U.S. electric utility industry and increased competition may result in lower rates and less profit for U.S. electricity sellers developing new projects. Falling electricity prices and uncertainty as to the future structure of the industry can be expected to inhibit U.S. utilities from entering into long term power purchase contracts. On the other hand, deregulation could open up markets for the sale of electricity, including retail markets, previously available only to regulated utilities. While the impact of the recent California situation (See Markets, Competition And General Business Conditions, above) cannot be predicted, it has led some states and their public service commissions to re-examine the timing, nature and desirability of electric utility restructuring.

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

Item 2.       PROPERTIES

         During 2000, Covanta moved its executive offices from New York City to Fairfield, New Jersey. The Company's executive offices are now located at 40 Lane Road, Fairfield, New Jersey, in an office building located on a 5.4 acre site owned by Covanta Projects, Inc. It also leases 11,615 square feet of office space in Fairfax, Virginia.

         The following table summarizes certain information relating to the locations of the properties owned or leased by Covanta Energy Group, Inc. or its subsidiaries:

                                                APPROXIMATE
                                                 SITE SIZE
         LOCATION                               (IN ACRES)(1)            SITE USE                     NATURE OF
                                                                                                      INTEREST(2)

1.       Fairfield, New Jersey                       5.4               Office space                       Own

2.       Fairfax, Virginia                           11,615 ft.2       Office space                       Lease

3.       Marion County, Oregon                       15.2              Waste-to-energy facility           Own

4.       Alexandria/Arlington, Virginia              3.3               Waste-to-energy facility           Lease

5.       Bristol, Connecticut                        18.2              Waste-to-energy facility           Own

6.       Bristol, Connecticut                        35                Landfill                           Lease

7.       Indianapolis, Indiana                       23.5              Waste-to-energy facility           Lease

8.       Stanislaus County, California               16.5              Waste-to-energy facility           Lease

9.       Babylon, New York                            9.5              Waste-to-energy facility           Lease

10.      Haverhill, Massachusetts                    12.7              Waste-to-energy facility           Lease

11.      Haverhill, Massachusetts                    16.8              RDF processing facility            Lease

12.      Haverhill, Massachusetts                    20.2              Landfill                           Lease

13.      Lawrence, Massachusetts                     11.8              RDF power plant (closed)           Own

14.      Lake County, Florida                        15                Waste-to-energy facility           Own

15.      Wallingford, Connecticut                    10.3              Waste-to-energy facility           Lease

16.      Fairfax County, Virginia                    22.9              Waste-to-energy facility           Lease

17.      Union County, New Jersey                    20                Waste-to-energy facility           Lease

18.      Huntington, New York                        13                Waste-to-energy facility           Lease

19.      Warren County, New Jersey                   19.8              Waste-to-energy facility           Lease

20.      Hennepin County, Minnesota                  14.6              Waste-to-energy facility           Lease

21.      Tulsa, Oklahoma                             22                Waste-to-energy facility           Lease

22.      Onondaga County, New York                   12                Waste-to-energy facility           Lease

23.      New Martinsville, West Virginia             N/A               Hydroelectric power generating     Lease

24.      Heber, California                           8                 Geothermal resource field          Own

25.      Heber, California                           18                Geothermal power plant             Own

26.      Heber, California                           40                Geothermal power plant             Lease

27.      Bataan, The Philippines                     3,049 m2          Diesel power plant                 Lease

28.      Zhejiang Province,                          33,303 m2         Coal-fired                         Land Use Right
           People's Republic of China                                  cogeneration facility              reverts to China Joint
                                                                                                          Venture Partner upon
                                                                                                          termination of Joint
                                                                                                          Venture Agreement.

29.      Shandong Province,                          33,303 m2         Coal-fired                         Land Use Right
           People's Republic of China                                  cogeneration facility              reverts to China Joint
                                                                                                          Venture Partner upon
                                                                                                          termination of Joint
                                                                                                          Venture Agreement.

30.      Jiangsu Province,                           65,043.33 m2      Coal-fired                         Land Use Right
           People's Republic of China                                  cogeneration facility              reverts to China Joint
                                                                                                          Venture Partner upon
                                                                                                          termination of Joint
                                                                                                          Venture Agreement.

31.      Casa Diablo Hot Springs,                    1,510             Geothermal projects                Land Use Rights from
                                                                                                          California Geothermal
                                                                                                          Resource Lease

32.      Rockville, Maryland                         N/A               Landfill gas project               Lease

33.      San Diego, California                       N/A               Landfill gas project               Lease

34.      Oxnard, California                          N/A               Landfill gas project               Lease

35.      Sun Valley, California                      N/A               Landfill gas project               Lease

36.      Salinas, California                         N/A               Landfill gas project               Lease

37.      Santa Clara, California                     N/A               Landfill gas project               Lease

38.      Stockton, California                        N/A               Landfill gas project               Lease

39.      Los Angeles, California                     N/A               Landfill gas project               Lease

40.      Burney, California                          40                Wood waste project                 Lease

41.      Jamestown, California                       26                Wood waste project                 Own (50%)

42.      Westwood, California                        60                Wood waste project                 Own

43.      Oroville, California                        43                Wood waste project                 Lease

44.      Whatcom County, Washington                  N/A               Hydroelectric project              Own (50%)

45.      Weeks Falls, Washington                     N/A               Hydroelectric project              Lease

46.      Cavite, The Philippines                     13,122 m2         Diesel project                     Lease

47.      Cavite, The Philippines                     10,200 m2         Diesel Power Plant                 Lease

48.      Manila, The Philippines                     468 m2            Office space                       Lease

49.      Bangkok, Thailand                           675.63 m2         Office space                       Lease

50.      Chennai, India                              1797 ft2          Office space                       Lease

51.      Samalpatti, India                           2,546 ft2         Office space                       Lease

52.      Samayanallur, India                         1,300 ft2         Office space                       Lease

53.      Samayanallur, India                         17.09             Heavy fuel oil project             Lease

54.      Samayanallur, India                         2.3153            Heavy fuel oil project             Lease

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

ITEM 3.  LEGAL PROCEEDINGS

            On April 1, 2002, Covanta Energy Corporation and 123 of its domestic subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court. Since April 1, 2002, one additional subsidiary has filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. In addition, four subsidiaries which had filed petitions on April 1, 2002 have been sold as part of the Company's disposition of non-core assets, and are no longer owned by the Company or part of the bankruptcy proceeding. It is possible that additional subsidiaries will file petitions for reorganization under Chapter 11 and be included as part of the Company's plan of reorganization. The Chapter 11 Cases are being jointly administered under the caption "In re Ogden New York Services, Inc., et al., Case No. 02-40826 (CB) through 02-40949 (CB) and 02-16322 (CB)." The debtors in the Chapter 11 cases (collectively, the "Debtors") are currently operating their business as debtors in possession pursuant to the Bankruptcy Code.

         The Company is party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assesses the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, records an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable; however, all such claims, lawsuits and pending actions arising prior to April 1, 2002 against the Debtors shall be resolved pursuant to the Company's confirmed plan of reorganization.

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

         On December 31, 2002, the Company divested its remaining Aviation assets, consisting of fueling operations at three airports. Ogden New York Services, Inc., a subsidiary of Covanta Energy Corporation, retained certain environmental liabilities relating to the John F. Kennedy International Airport, described below. In addition, the Company agreed to indemnify the buyer for various other liabilities, including certain environmental matters; however, the buyer's sole recourse is an offset right against payments it owes the Company, under a $2.6 million promissory note delivered as part of the consideration for this sale.

         Prior to filing for Chapter 11 reorganization on April 1, 2002, the Company agreed to indemnify various other transferees of its divested airport operations with respect to certain known and potential liabilities that may arise out of such operations and in certain instances has agreed to remain liable for certain potential liabilities that were not assumed by the transferee. To date such indemnification has been sought with respect to alleged environmental damages at the Miami Dade International Airport, as described below. Because the Company did not provide fueling services at that airport, it does not believe it will have significant obligations with respect to this matter. The Company believes that these indemnities are pre-petition unsecured obligations that are subject to compromise.

         Motions for relief from the Chapter 11 automatic stay have been filed with the Bankruptcy Court by a group of plaintiffs, led by Martin County Coal Corporation, to join Ogden Environmental and Energy Services (OEES), a subsidiary of the Company, as a third party defendant to several pending Kentucky state court litigations arising from an October 2000 failure of a mine waste impoundment that resulted in the release of approximately 250 million gallons of coal slurry. Plaintiffs allege that OEES is liable to Martin County Coal in an unspecified amount for contribution and/or indemnification arising from an independent contractor agreement to perform engineering and technological services with respect to the impoundment from 1994 to 1996. OEES has not been a party to the underlying litigations to date, some of which have been pending for two years, and is in the process of analyzing the claims against it and an appropriate response.

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

(a) Environmental Matters

         (i) On June 8, 2001, the EPA named Ogden Martin Systems of Haverhill, Inc. as one of 2,000 Potentially Responsible Parties ("PRPs") at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire (the "Site"). The EPA alleges that the Haverhill facility disposed of approximately 45,000 gallons of waste oil at the Site, a former recycling facility. The total volume of waste allegedly disposed by all PRPs at the Site is estimated by the EPA as approximately 14,519,232 gallons. The EPA alleges that the costs of response actions completed or underway at the Site total approximately $17 million and estimates that the total cost of cleanup of this site will be approximately $65 million. A PRP group has formed and the Company is participating in PRP group discussions towards settlement of the EPA's claims. To date, the Company has not received any settlement proposals from EPA. As a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs, the Company's share of liability, if any, cannot be determined at this time. Ogden Martin Systems of Haverhill is not a Chapter 11 debtor.

         (ii) On April 9, 2001, Ogden Ground Services, Inc. and Ogden Aviation, Inc., together with approximately 250 other parties, were named by Metropolitan Dade County, Florida (the "County") as PRPs, pursuant to CERCLA, RCRA and state law, with respect to an environmental cleanup at Miami International Airport (the "Airport"). The County alleges that, as a result of releases of hazardous substances, petroleum, and other wastes to soil, surface water, and groundwater at the Airport, it has expended over $200 million in response and investigation costs and expects to spend an additional $250 million to complete necessary response actions. An Interim Joint Defense Group has been formed among PRPs and discovery of the County's document archive is underway. A tolling agreement has been executed between PRPs and the County in order to allow for settlement discussions to proceed without the need for litigation. As a result of uncertainties regarding the source and scope of the contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time. Ogden Ground Services, Inc has been sold and the Company has agreed to environmental liabilities relating to the disposed businesses. As noted above, the Company believes that these indemnities are pre-petition unsecured obligations that are subject to compromise. Ogden Aviation, Inc. is a Chapter 11 debtor.

         (iii) On May 25, 2000 the California Regional Water Quality Control Board, Central Valley Region (the "Board"), issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station ("Chinese Station"), a general partnership in which one of the Company's subsidiaries owns 50% and which operates a wood-burning power plant located in Jamestown, California. This order arises from the use as fill material, by Chinese Station's neighboring property owner, of boiler bottom ash generated by Chinese Station. The order was issued jointly to Chinese Station and to the neighboring property owner as co-respondents. Chinese Station completed the cleanup during the summer of 2001 and submitted its Clean Closure Report to the Board on November 2, 2001. This matter remains under investigation by the Board and other state agencies with respect to alleged civil and criminal violations associated with the management of the material. Chinese Station believes it has valid defenses and has a petition for review of the order pending. Settlement discussions in this matter are underway. Chinese station and the Company's subsidiary which owns a partnership interest in Chinese station are not Chapter 11 debtors.

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

                  The United complaint is asserted against Ogden New York, American, Delta Air Lines, Inc., Northwest Airlines Corporation and American Eagle Airlines, Inc. United is seeking approximately $1.9 million in technical contractor costs and legal expenses related to the investigation and remediation of contamination at the airport, as well as a declaration that Ogden and the airline defendants are responsible for all or a portion of future costs that United may incur.

                  The American complaint, which is asserted against both Ogden New York and United, sets forth essentially the same legal basis for liability as the United complaint. American is seeking reimbursement of all or a portion of past and future cleanup costs and legal fees incurred in connection with an investigation and cleanup that it is conducting under an administrative order with the New York State Department of Environmental Conservation. The estimate of those sums alleged in the complaint is $74.5 million.

                  The Company disputes the allegations and believes that the damages sought are overstated in view of the airlines' responsibility for the alleged contamination and that the Company has other defenses under its respective leases and permits with the Port Authority. The matter has been stayed as a result of the Company's Chapter 11 filing.

         (v) On December 23, 1999 a subsidiary of the Company was named as a third-party defendant in an action filed in the Superior Court of the State of New Jersey. The third-party complaint alleges that the subsidiary of the Company generated hazardous substances at a reclamation facility known as the Swope Oil and Chemical Company Site, and that contamination migrated from the Swope Oil Site. Third-party plaintiffs seek contribution and indemnification from the subsidiary of the Company and over 90 other third-party defendants for costs incurred and to be incurred in the cleanup. This action was stayed pending the outcome of first- and second-party claims. The Company has received no further notices in this matter since the stay was entered. As a result of uncertainties regarding the source and scope of contamination, the large number of potentially responsible parties and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time.

(b) Other Matters

         (i) In 1985, the Company sold all of its interests in several manufacturing subsidiaries, some of which used asbestos in their manufacturing processes and one of which was Avondale Shipyards, now operated as a subsidiary of Northrop Grumman Corporation. Some of these sold subsidiaries have been and continue to be parties to litigation relating to asbestos, primarily from workplace exposure. The Company has been named as a party to one such case filed in 2001 in which there are 45 other defendants. The case, which is in its early stages and is stayed against the Company by the Chapter 11 proceedings, appears to assert that the Company is liable on theories of successor liability. Before the Company's bankruptcy filing, the Company had filed for its dismissal from the case on the basis that it is not a successor to the subsidiary that allegedly caused the plaintiffs' asbestos exposure. In addition to the foregoing, eleven claims of unliquidated amounts have been filed in the Chapter 11 proceedings, each of which purports to assert that the Company is liable for asbestos-related damages, apparently in reliance upon theories of successor liability. The Company does not believe it is liable to persons who may assert claims for asbestos related injuries relating to the operations of its former subsidiaries. To the extent that claims are made against such manufacturing subsidiaries or the Company that are insured under occurrence based policies which the Company had in place prior to its sale of its interests in these companies, the Company must pay retentions of between $250,000 and $500,000 per occurrence depending on the policy year. The policies have no aggregate limits of retention amounts. For claims filed against the manufacturing subsidiaries, the Company is entitled to reimbursement of such amounts from Avondale. To date, there is an outstanding amount overdue from Avondale for such reimbursement in excess of $2 million and the Company has accordingly not paid the related self-insured retention to the insurer. The Company believes that its obligation to pay self-insured retentions to Travelers are pre-petition claims and will be resolved in the Chapter 11 proceeding.

         (ii) As previously disclosed, the Company commenced litigation challenging an effort by a public authority located in Onondaga County, New York (the ""Agency") to terminate its contract with the Company for a waste-to-energy facility. On or about August 13, 2002 the federal court for the Northern District of New York granted the Agency's motion to remand the matter to state court and denied the Company's motion to transfer the matter to the Bankruptcy Court. The Agency sought, in late 2002, a ruling from the state court confirming its termination of its contract with the Company's operating subsidiary, and at the same time obtained an order from the U.S. District Court (NDNY) preventing the Company from seeking to challenge its effort to confirm its alleged termination of the contract. The District Court's order has been vacated by the U.S. Court of Appeals for the 2nd Circuit, and the Bankruptcy Court has issued a ruling that the Agency's efforts in state court violated the automatic stay, and enjoined it from proceeding further with such efforts. The Agency has appealed a portion of the Bankruptcy Court's order to the U.S. District Court (SDNY). The Agency has also filed a request with the Bankruptcy Court asking that the automatic stay be lifted to permit the state court action to proceed, which was denied without prejudice on procedural grounds. Settlement discussions have occurred among interested parties which would involve a substantial restructuring of the project. It is uncertain at this time whether they will be able to reach agreement on this matter, or in the absence of an agreement whether the Company's operating subsidiaries will be able to successfully reorganize. If the outcome of this matter is determined adversely to the Company, the contract could be terminated and the operating subsidiary and the Company, as guarantor, could incur substantial, pre-petition termination obligations, and the Company's operating subsidiary could lose its ownership interest in and its rights to operate the project. In addition, the Company could incur substantial obligations to the limited partners in the project.

         (iii) As previously disclosed, in late 2000 Lake County, Florida commenced a lawsuit in the state courts of Florida against the Company's subsidiary that owns and operates its Lake County waste-to-energy project. In the lawsuit, the County seeks to have its agreement with the Company's subsidiary declared void on various state constitutional and public policy grounds. The County also seeks unspecified damages for amounts paid to the Company since 1988. The Company's subsidiary is now operating its business as a debtor in possession, and the lawsuit is stayed by the subsidiary's and the Company's bankruptcy filings. The Company believes that it has adequate defenses to the County's claims for both declaratory judgment and damages. Were this matter to be determined adversely to the Company, the Company and its subsidiary could incur substantial, pre-petition obligations and such subsidiary could lose its right to own and operate the project.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of Covanta during the fourth quarter of 2002.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Covanta Energy Corporation (Debtor in Possession) and Subsidiaries

PRICE RANGE OF STOCK AND DIVIDEND DATA

                                      2002                     2001
---------------------------------------------------------------------------

                                 High      Low           High       Low
Common:
First Quarter ..............    $5.49     $0.56         $18.125    $15.00
Second Quarter..............     0.09      0.015         22.85      16.05
Third Quarter...............     0.028     0.008         18.84       9.71
Fourth Quarter..............     0.015     0.005         15.25       3.18
                                -------------------------------------------

Preferred:
First Quarter...............   $16.10    $15.00        $100.00    $ 95.00
Second Quarter..............     2.50      0.25         130.00     110.00
Third Quarter...............     0.35      0.35         105.00      90.00
Fourth Quarter..............     0.25      0.25          81.00      75.00
                                -------------------------------------------


The information above reflects the high and low closing sale price for the shares of the Company's common and $1.875 cumulative convertible preferred stock on the New York Stock Exchange (the "Exchange") for 2001 and the first quarter of 2002, and the high and low bid prices for such stock on the National Quotation Bureau's Pink Sheets for the last three quarters of 2002. Such over-the-counter quotations reflect inter-dealer prices without retail mark up, mark down or commission and may not represent actual transactions.

On April 1, 2002, Covanta Energy Corporation and several of its domestic subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code. On the same day, the New York Stock Exchange suspended trading of the Company's common stock and $1.875 cumulative convertible preferred stock and began processing an application to the SEC to delist the Company from the Exchange.

The SEC granted the application for the removal by Order dated May 16, 2002 and issued an order removing the Company's stock from listing and registration on the Exchange effective May 17, 2002. Since this date, the Company's shares are traded on the National Quotation Bureau's Pink Sheets.

As of March 14, 2003 there were approximately 4,703 common stockholders and 619 preferred stockholders. See Statement of Shareholders Equity (Deficit) for additional information related to common and preferred stock.

The Company suspended its common stock dividend in 1999. Quarterly dividends of $.46875 per share were paid for the first quarter of 2002 and for the four quarters of 2001 and 2000 on the $1.875 preferred stock. With the filing of voluntary petitions for reorganization under Chapter 11 on April 1, 2002, payments of preferred stock dividends were suspended.

In 1998, the Company's Board of Directors increased the authorization to purchase shares of the Company's common stock up to a total of $200 million. Through December 31, 1999, 2.2 million shares of common stock were purchased for a total cost of $58.9 million. No shares have been purchased since February 22, 1999.

ITEM 6...SELECTED FINANCIAL DATA

Covanta Energy Corporation (Debtor in Possession) and Subsidiaries

-----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                       2002         2001         2000        1999          1998
-----------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except per-share amounts)

TOTAL REVENUES FROM CONTINUING OPERATIONS..................   $  920,280   $1,022,023   $  953,449  $  981,649   $   904,342
                                                              ----------   ----------   ----------  ----------   -----------
Income (loss) from continuing operations before
    cumulative effect of change in accounting principle....     (153,187)    (234,729)     (89,782)    (40,466)       37,248

Income (loss) from discontinued operations.................      (17,866)       3,702     (139,503)    (37,675)       49,722

Cumulative effect of change in accounting principle........       (7,842)                               (3,820)
                                                              ----------   ----------   ----------  ----------   -----------
Net income (loss)..........................................     (178,895)    (231,027)    (229,285)    (81,961)       86,970
                                                              ----------   ----------   ----------  ----------   -----------

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before
    cumulative effect of change in accounting principle....        (3.08)       (4.73)       (1.81)     (0.82)          0.74
Income (loss) from discontinued operations.................        (0.36)        0.08        (2.82)     (0.77)          1.00
Cumulative effect of change in accounting principle........        (0.16)                               (0.08)
                                                              ----------   ----------   ----------  ----------   -----------
Total......................................................        (3.60)       (4.65)       (4.63)     (1.67)          1.74
                                                              ----------   ----------   ----------  ----------   -----------

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before
    cumulative effect of change in accounting principle....        (3.08)       (4.73)       (1.81)     (0.82)          0.73
Income (loss) from discontinued operations.................        (0.36)        0.08        (2.82)     (0.77)          0.98
Cumulative effect of change in accounting principle........        (0.16)                               (0.08)
                                                              ----------   ----------   ----------  ----------   -----------
Total......................................................        (3.60)       (4.65)       (4.63)     (1.67)          1.71
                                                              ----------   ----------   ----------  ----------   -----------

TOTAL ASSETS...............................................    2,840,107    3,247,152    3,298,828  3,728,658      3,649,044
                                                              ----------   ----------   ----------  ----------   -----------
LONG-TERM DEBT (LESS CURRENT PORTION AND LIABILITIES
    SUBJECT TO COMPROMISE).................................    1,151,996    1,600,983    1,749,164  1,884,427      1,864,772
                                                              ----------   ----------   ----------  ----------   -----------
SHAREHOLDERS'  EQUITY (DEFICIT)............................     (172,313)       6,244      231,556    442,001        549,100
                                                              ----------   ----------   ----------  ----------   -----------
SHAREHOLDERS'  EQUITY (DEFICIT) PER COMMON SHARE...........        (3.47)        0.11         4.65       8.92          11.20
                                                              ----------   ----------   ----------  ----------   -----------
CASH DIVIDENDS DECLARED PER COMMON SHARE...................                                             0.625          1.25
                                                              ----------    ---------   ----------  ----------   -----------

Net loss in 2002 includes net after-tax charges of $123.4 million, or $2.48 per diluted share, reflecting the write-down of and obligations related to assets held for sale and assets held for use and $35.9 million, or $0.72 per diluted share, of restructuring costs, both within continuing operations, $17.9 million or $0.36 per diluted share, for discontinued operations of two international energy subsidiaries and a $7.8 million or $0.16 per diluted share for the cumulative effect of change in accounting principle related to the write-off of goodwill. Net loss in 2001 includes net after-tax charges of $212.7 million, or $4.28 per diluted share, reflecting the write-down of and obligations related to assets held for sale and income from discontinued operations $3.7 million, or $0.08 per diluted share. Net loss in 2000 includes net after-tax charges of $56.0 million, or $1.13 per diluted share, reflecting the write-down of assets held for sale and $60.4 million, or $1.22 per diluted share, reflecting costs associated with non-energy businesses, and organizational streamlining costs composed of $45.5 million, or $0.92 per diluted share, for continuing operations and $14.9 million, or $0.30 per diluted share, for discontinued operations. Net loss in 1999 includes net after-tax charges of $97.8 million, or $1.99 per diluted share, reflecting costs associated with then existing non-core businesses and impairment of certain assets, composed of $62.5 million, or $1.27 per diluted share, for continuing operations and $35.3 million, or $0.72 per diluted share, for discontinued operations and a $3.8 million or $0.08 per diluted share for the cumulative effect of change in accounting principle related to the write-off of start up costs. Additionally, the Company has reclassified equity in income from unconsolidated investments, which were previously included in revenues (See Note 1 to the consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report may contain forward looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. Actual results could differ materially from those anticipated in such forward looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward-looking statements. The Company cautions investors that its business and financial performance are subject to very substantial risks and uncertainties. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings with the SEC and, more generally, the Company's reorganization and ability to continue as a going concern, general economic conditions, including changes in interest rates and the performance of the financial markets; changes in domestic and foreign laws, regulations, and taxes; changes in competition and pricing environments; and regional or general changes in asset valuations.

The following discussion and analysis also should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

REORGANIZATION

On April 1, 2002, the Company and 123 of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Southern District of New York. Since April 1, 2002, one additional subsidiary has filed petitions for reorganization under Chapter 11 of the Bankruptcy Code. In addition, four subsidiaries which had filed petitions on April 1, 2002 have been sold as part of the Company's disposition of non-energy assets, and are no longer owned by the Company or part of the bankruptcy proceeding. (See Note 4 to the Consolidated Financial Statements.) It is possible that additional subsidiaries will file petitions for reorganization under Chapter 11 and be included as part of the Company's plan of reorganization.

The pending Chapter 11 Cases are jointly administered for procedural purposes only. International operations and certain other subsidiaries and joint venture partnerships were not included in the filing. (See Note 2 to the Consolidated Financial Statements for a more detailed discussion of these Chapter 11 Cases, including initial orders, reconciliation of claims filed with the Bankruptcy Court with recorded pre-petition liabilities, rights and possible impact of contract rejections or assumptions, reorganization expenses, liabilities subject to compromise and the Debtors Condensed Combined Financial Statements.)

The Company's Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with accounting principles generally accepted in the United States of America. The "going concern" basis of presentation assumes that the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to their filing, the Company's ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, the Company's ability to comply with the terms of, and renew, the Debtor in Possession Credit Facility when it expires in October 2003 (see Liquidity/Cash Flow) and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances that this can be accomplished and if it is not, the Company's ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. If the "going concern" basis were not used for the Company's Consolidated Financial Statements, significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

The Company's Consolidated Financial Statements also have been prepared in accordance with The American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", ("SOP 90-7"). Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the Consolidated Balance Sheet and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Revenues, expenses, including professional fees, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization Items. Also, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows.

At December 31, 2000, the Company had classified its remaining unsold non-energy businesses as assets held for sale in its December 31, 2000 consolidated financial statements and reported these businesses in the Other segment for the years ended December 31, 2002, 2001 and 2000. See Notes 3 and 4 to the Consolidated Financial Statements for additional information regarding these assets.

2002 VS. 2001

See Note 30 to the Consolidated Financial Statements for information related to the Company's three business segments: Domestic energy and water, International energy and Other.

Total revenues for 2002 for the Domestic energy and water segment were $719.0 million, a decrease of $40.7 million compared to 2001. As discussed below, this decrease was mainly due to the receipt of insurance settlements and other matters related to two domestic energy facilities in 2001 and a decrease at California energy facilities due to decreased energy rates as well as the overhaul of one of the Company's geothermal plants.

Total revenues for the International energy segment were $185.4 million, an increase of $52.8 million compared to 2001. As discussed below, this increase was mainly due to the completion of an energy facility in India which came online during the fourth quarter of 2001 and the completion of another energy facility in India which came online during the second quarter of 2001.

Total revenues for the Other segment were $15.9 million, a decrease of $113.8 million compared to 2001. As discussed below, this decrease was due to the wind down and sale of non-energy businesses.

Service revenues in 2002 decreased $66.3 million compared to 2001. Domestic energy and water service revenues in 2002 decreased $8.7 million primarily related to a $6.8 million decrease at California energy facilities due to decreased rates. Other service revenues decreased $50.3 million due to the wind-down of many non-energy businesses.

Electricity and steam sales revenue increased $47.3 million in 2002 compared to the same period in 2001, attributable mainly to a $45.4 million increase due to the completion of an energy facility in India which came online during the fourth quarter of 2001 and a $12.9 million increase due to the completion of another energy facility in India which came online during the second quarter of 2001 offset by a $11.0 million decrease at California energy facilities due to decreased energy rates as well as the overhaul of one of the Company's geothermal plants.

Construction revenues in 2002 decreased $20.8 million from the comparable period in 2001 due to the substantial completion and termination of various projects offset by a $12.8 million increase attributable to the Company's construction of the desalination project in Tampa, Florida.

Other sales - net for 2002 decreased $31.3 million compared to 2001 due mainly to the sale of the Datacom business in November 2001. This business had been included in the Other segment.

Other revenues- net for 2002 decreased $30.6 million compared to 2001 due mainly to revenues in 2001 including $21.0 million of insurance settlements and other matters related to two domestic energy facilities, $5.7 million of development fees and other matters related to an international energy plant and insurance proceeds of $2.8 million related to aviation businesses.

As discussed below, total costs and expenses decreased by $236.5 million in 2002 compared to the same period in 2001.

Depreciation, amortization and debt service charges for 2002 were comparable to the same period in 2001.

Plant operating expenses increased by $50.1 million in 2002 compared to the comparable period in 2001 primarily due to a $30.0 million increase in plant operating expenses related to the completion of an energy facility in India which came online during the fourth quarter of 2001, a $10.1 million increase due to the completion of another energy facility in India which came online during the second quarter of 2001 and a $8.0 million increase in operating costs, mainly due to $5.1 million increase in overhaul and maintenance expenses at several domestic energy facilities.

Construction costs decreased by $27.4 million in 2002 compared to the comparable period of 2001. The decrease is mainly attributable to the substantial completion and termination of various projects offset by a $13.2 million increase attributable to the Company's construction of the desalination project in Tampa, Florida.

Other operating costs and expenses decreased by $45.2 million in 2002 compared to the comparable period of 2001 due to the wind-down of many non-energy businesses.

Net loss on sale of businesses in 2002 of $1.9 million was primarily related to a loss on the sale of an investment in an energy project in Thailand of $6.5 million (see Note 3 to the Consolidated Financial Statements) offset by a $3.6 million gain on the sale of assets held for sale (see Note 4 to the Consolidated Financial Statements for further discussion) and a $0.6 million gain on the sale of an investment in Bolivia (see Note 5 to the Consolidated Financial Statements for further discussion). Net loss on sale of businesses for the year ended December 31, 2001 of $2.8 million related to the sale of assets held for sale (see Note 4 to the Consolidated Financial Statements for further discussion).

Costs of goods sold in 2002 decreased by $37.2 million compared to the same period of 2001 due to the sale of the Datacom business in November 2001.

Selling, administrative and general expenses for 2002 decreased by $20.9 million compared to 2001 due to the wind-down of many non-energy businesses.

Project development expenses in 2002 decreased by $29.5 million from 2001 primarily due to the write-off of $24.5 million in development costs related to an energy project in California in 2001. (See Note 9 to the Consolidated Financial Statements for further discussion.)

Other net expenses in 2002 compared to the same period in 2001 decreased by $9.4 million primarily due to a $13.4 million decrease related to the reversal of a pre-petition severance accrual during the year ended December 31, 2002. (See
Note 25 to the Consolidated Financial Statements for further discussion.)

The Company recorded a $101.2 million pre-tax impairment charge at June 30, 2002 related to one domestic and two international energy facilities. (See Note 9 to the Consolidated Financial Statements for further discussion.)

The Company recorded pre-tax impairment charges for assets held for sale of $46.0 million and $260.9 million during 2002 and 2001, respectively. (See Note 4 to the Consolidated Financial Statements for further discussion.)

Equity in income of investees and joint ventures increased $7.4 million compared to the same period in 2001. The increase is primarily attributable to an increase in earnings from the Company's investment in international energy projects mainly due to improved operating performance.

Income from operations for 2002 for the Domestic energy and water segment was $88.4 million, a decrease of $32.1 million compared to 2001. As discussed above, this decrease was mainly due to a decrease in proceeds from insurance settlements and other matters related to two domestic energy facilities in 2001 and a decrease at California energy facilities due to decreased energy rates combined with an increase in overhaul and maintenance expenses at several domestic energy facilities.

Income from operations for 2002 for the International energy segment was $35.9 million, an increase of $7.8 million compared to 2001. As discussed above, this increase was mainly due to an increase in equity earnings of investees and joint ventures and an increase in operating revenue, offset by an increase in plant operating costs, related to the completion of an energy facility in India which came online during the fourth quarter of 2001 and the completion of another energy facility in India which came online during the second quarter of 2001.

Loss from operations for 2002 for the Other segment was $55.5 million, a decrease of $264.6 million compared to 2001. As discussed above, this decrease was mainly due to a reduction in revenue related to the wind down and sale of non-energy business combined with a reduction in pretax impairment charges for assets held for sale.

Interest expense-net increased $4.9 million compared to the same period in 2001 mainly due to decreased interest income as a result of a lower interest rate environment for investments.

See Note 2 to the Consolidated Financial Statements for a discussion of the $49.1 million of reorganization items.

Minority interest in 2002 increased by $3.0 million compared to the same period in 2001 due mainly to the two international energy facilities in India that became operational during 2001.

The effective tax rate in 2002 was 8.5% compared to 7.0% for the same period of 2001. This increase in the effective rate is primarily due to deductions and foreign losses included in the book loss in the prior year period for which certain tax benefits were not recognized compared to pre-tax earnings in the current period for which certain tax provisions were recorded.

Discontinued Operations: In 2002, the loss from discontinued operations totaled $17.9 million. The loss before income taxes and minority interests from discontinued operations was $18.1 million, due to the sale of two international energy subsidiaries. (See Note 3 to the Consolidated Financial Statements for further discussion.) In 2001, the income from these discontinued operations totaled $3.7 million. The 2001 income before income taxes and minority interests from discontinued operations was $5.1 million.

See Note 1 to the Consolidated Financial Statements for a discussion of the change in accounting principle.

Property, plant and equipment - net decreased $239.4 million during 2002 due mainly to the sale of $82.5 million of Thailand fixed assets on March 28, 2002, a $93.3 million pre-tax impairment charge against fixed assets (see Note 9 to the Consolidated Financial Statements for further discussion) and depreciation expense of $83.6 million for the period offset by capital additions of $21.3 million.

2001 VS. 2000

Total revenues for 2001 for the Domestic energy and water segment were $759.7 million, an increase of $37.8 million compared to 2000. As discussed below, this increase was mainly due to the receipt of insurance settlements and other matters related to two domestic energy facilities in 2001, annual contract escalation adjustments at many plants and a water service operating agreement with the City of Bessemer, Alabama which began in October 2000.

Total revenues for the International energy segment were $132.6 million, an increase of $67.1 million compared to 2000. As discussed below, this increase was mainly due to the completion of an energy facility in India which came online during the fourth quarter of 2001 and the completion of another energy facility in India which came online during the second quarter of 2001.

Total revenues for the Other segment were $129.8 million, a decrease of $36.3 million compared to 2001. As discussed below, this decrease was due to the wind down and sale of non-energy businesses.

Service revenues in 2001 increased $8.6 million compared to 2000. Domestic energy and water service revenues increased $18.0 million due mainly to contractual annual escalation adjustments at many plants, increases in the supplemental waste business, and a water service operating agreement with the City of Bessemer, Alabama which began in October 2000. Other service revenues decreased $11.8 million mainly due to a decrease of $72.0 million related to the environmental consulting business, which was sold in November, and a decrease of $5.5 million due to the sale of Applied Data Technology, Inc. ("ADTI") in 2000, offset by the inclusion in continuing operations of $65.6 million related to unsold aviation and entertainment businesses in 2001 which were included in discontinued operations in 2000.

Electricity and steam sales revenues increased $61.6 million compared to 2000, attributable mainly to the Samalpatti and Madurai projects in India commencing operations in 2001, and increased production and favorable energy pricing experienced primarily at plants in California as well as increased pricing experienced at certain waste-to-energy plants with merchant energy capacity.

Construction revenues in 2001 decreased $6.3 million compared to 2000. The decrease is attributable to the completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990, the decision to wind down activities in the civil construction business, and the completion of construction of a wastewater project in the third quarter of 2000, partially offset by the commencement of the Tampa Bay water desalination project in 2001, and increased activity in Dual Sand(TM) contracts in 2001.

Other sales - net in 2001 decreased $14.0 million compared to 2000 due to decreased activity in the operations of Datacom, which was sold in the fourth quarter of 2001.

Other revenues - net increased $18.6 million in 2001 versus 2000. Other revenues in 2001 included $19.7 million of insurance settlement proceeds and other matters related to the Lawrence, Massachusetts facility, $5.7 million of development fees received and other matters related to the Quezon plant in The Philippines, insurance proceeds of $1.4 million related to a wastewood plant, and insurance proceeds of $2.8 million related to the sale of aviation and entertainment businesses. 2000 included a $12.2 million insurance settlement related to the Lawrence facility.

Total costs and expenses for 2001 increased by $191.9 million in 2001, compared to 2000, due mainly to the increased write-down of and obligations related to assets held for sale of $183.6 million. (See Note 4 to the Consolidated Financial Statements for further discussion.)

Debt service charges in 2001 were comparable to the same period in 2000.

Plant operating expenses decreased by $22.8 million in 2001 compared to 2000. Plant operating expenses decreased due primarily to a decrease of $61.6 million in the environmental consulting business, which was sold in November 2000 and the net reversal of allowances for doubtful accounts of $2.6 million in 2001 related to receivables from California utilities compared to provisions of $6.2 million in 2000 (see Note 34 to the Consolidated Financial Statements for further discussion.) That decrease was partially offset by increased fuel costs attributable to higher natural gas and oil prices, higher energy generation, primarily at waste-wood plants in California, $36.4 million of increased expenses due to the commencement of operations at the Samalpatti and Madurai projects, and the commencement of operations at a wastewater project.

Construction costs decreased by $4.1 million in 2001 compared to 2000. The decrease is due to the completion of the retrofit construction activity mandated by the Clean Air Act Amendments of 1990, completion of the construction of a wastewater project in the third quarter of 2000, and a decrease in the civil construction business (which ceased in 2002), partially offset by an increase due to the commencement of construction of the water desalination project, and increased activity in Dual Sand(TM) contracts in 2001.

Depreciation and amortization expense decreased by $8.4 million in 2001 compared to 2000. This decrease is primarily related to a $12.7 million decrease in Other depreciation and amortization, which in 2000 included $11.4 million of accelerated amortization of a new data processing system. Also, energy's depreciation and amortization expense increased by $4.4 million in 2001 compared to 2000 primarily due to commencement of operation of the Samalpatti and Madurai projects in 2001, partially offset by the effect of accelerated depreciation in 2000 related to certain air pollution control equipment being replaced in connection with the Clean Air Act Amendments of 1990.

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

Net loss on sale of businesses for 2001 included the loss of $4.0 million on the sale of the Non-Port Authority portion of the aviation fueling business, and a $2.0 million loss on the sale of the Australian venue management businesses. These losses were partially offset by a $1.9 million gain on the sale of the aviation ground handling operations at the Rome, Italy airport, a gain of $0.8 million representing an adjustment on the sale of the aviation fixed base operations, and a gain of $1.4 million on the sale of the Company's interest in the airport privatization business in Colombia, South America. The net loss on sale of businesses in 2000 included a loss of $1.0 million on the sale of ADTI.

Costs of goods sold for 2001 decreased $4.6 million compared to 2000 due mainly to the sale of Datacom in November 2001.

Selling, administrative and general expenses for 2001 increased $9.2 million compared to 2000. This increase is due mainly to the inclusion in continuing operations of the unsold aviation and entertainment businesses in 2001. That increase was partially offset by a decrease in corporate overhead expenses that was fundamentally the result of a decrease in most overhead costs due to the wind-down of the Company's New York office and a $6.8 million decrease due to the sale in November 2000 of the environmental consulting business.

Project development expenses in 2001 increased by $8.8 million from 2000. The increase is mainly due to the write-off of development costs related to an energy project in California, offset by a decrease in overhead and other costs related to other development, mainly in the Asian market.

In 2001, other net expenses decreased $18.1 million compared to 2000. This decrease is due mainly to costs incurred in 2000 of $18.0 million representing creditors' fees and expenses incurred in connection with the waiver by certain creditors of certain covenants and the extension of credit through November 2000, and $4.8 million representing fees and expenses incurred in connection with financing efforts to support the then-proposed recapitalization plan. 2000 also included $16.6 million related to domestic energy's cost-reduction plan and a $2.8 million write-down of accounts receivable for one project in China. In 2001, the effect of these 2000 costs was partially offset by the amortization of $25.5 million of the Company's costs in securing its Revolving Credit and Participation Agreement in March 2001 and subsequent amendments. Such costs were being amortized through March 2002.

In 2001, equity in income of investees and joint ventures decreased $6.4 million compared to the year ended December 31, 2000. That decrease is primarily attributable to decreases at a joint venture in California experiencing lower contractual energy rates and a write-down of assets recorded at a joint venture in Bolivia resulting from closing down part of a generating facility due to lower demand in that country, partially offset by an increase in earnings at the Quezon project in The Philippines, which commenced operations in the second quarter of 2000.

Income from operations for 2001 for the Domestic energy and water segment was $120.6 million, an increase of $33.9 million compared to 2000. As discussed above, the increase was mainly due to the receipt of proceeds from insurance settlements and other matters related to two domestic energy facilities in 2001 annual contract escalation adjustments at many plants and a water service operating agreement with the City of Bessemer, Alabama which began in October 2000 offset by an increase fuel costs attributable to higher natural gas and oil prices, higher energy generation, primarily at waste-wood plants in California.

Income from operations for 2001 for the International energy segment was $28.0 million, an increase of $20.1 million compared to 2000. As discussed above, the increase was mainly due to an increase in operating revenue offset by an increase in plant operating costs related to the completion of an energy facility in India which came online during the fourth quarter of 2001 and the completion of another energy facility in India which came online during the second quarter of 2001.

Loss from operations for 2001 for the Other segment was $320.1 million, a increase of $199.6 million compared to 2000. As discussed above, the increase was mainly due to a reduction in revenue related to the wind down and sale of non-energy businesses combined with an increase in pretax impairment charges for assets held for sale in 2001.

Interest expense - net in 2001 decreased $4.9 million compared to 2000.
Interest expense-net decreased $2.4 million primarily due to lower average debt outstanding and lower rates on variable-rate debt, partially offset by a decrease in interest income on cash balances. The Domestic energy and water segment's interest expense-net decreased by $3.9 million in 2001 compared to 2000 due mainly to lower interest income on cash balances and a decrease in interest expense caused mainly by payments on debt, primarily debt associated with the Quezon project. That debt was fully paid in March 2001. These decreases were partially offset by the Other segment's interest expense-net which increased $1.3 million due to the inclusion in continuing operations of the unsold Aviation and Entertainment businesses in 2001.

Minority interest in 2001 increased by $3.0 million compared to the same period in 2000 due mainly to the two International energy facilities in India that became operational in the second and fourth quarters of 2001.

The effective tax rate for 2001 was 7.0% compared to 28.3% for 2000. The lower effective rate in 2001 was primarily due to increased pre-tax losses in the current year including certain write-downs of and obligations related to assets held for sale and dispositions for which tax benefits were not recognized through a valuation allowance offset by increased tax expense related to higher foreign income in 2001. See Note 26 to the Consolidated Financial Statements for a more detailed reconciliation of variances from the Federal statutory income tax rate.

Discontinued Operations: In 2001, the income from discontinued operations totaled $3.7 million. The income before income taxes and minority interest from discontinued operations was $5.1 million. In 2000, the loss from discontinued operations totaled $139.5 million. The loss before income taxes and minority interest from discontinued operations was $166.7 million, primarily reflecting operating losses of $97.0 million on the disposal of aviation and entertainment businesses, legal, accounting, consulting and overhead expenses incurred in connection with the discontinuance of those businesses, and accelerated depreciation in connection with shortened estimated useful lives of management information systems. (See Note 3 to the Consolidated Financial Statements for further discussion.)

Property, plant and equipment - net increased $111.9 million during 2001 due mainly to the acquisition of majority ownership interests in two energy project companies causing the consolidation of those companies, which were previously accounted for under the equity method.

CAPITAL INVESTMENTS AND COMMITMENTS: For the year ended December 31, 2002, capital investments for continuing operations amounted to $21.3 million, of which $19.4 million related to domestic energy and water investments and $1.9 million related to international energy investments.

The Company's contractual obligations, including debt and leases, as of December 31, 2002 are as follows (expressed in thousands of dollars, note references are to the Notes to the Consolidated Financial Statements):

                                                                        Payments Due by Period
                                                                        ----------------------

                                                                 Less than                       4 to 5        After
                                                     Total        one year     1 to 3 years       years       5 years
                                                     -----        --------     ------------       -----       -------


Total Debt excluding $30,566 of Capital
lease obligations(Notes 15 and 16)               $1,253,046       $120,857       $222,998       $235,172       $674,019
Less: Non-Recourse Project Debt (Note 16)        (1,212,917)      (104,429)      (222,998)      (233,359)      (652,131)
Total Operating Leases (Note 27)                    504,001         41,270         65,386         60,573        336,772
Less: Non-Recourse Operating Leases (Note 27)      (382,096)       (34,592)       (51,936)       (39,862)      (255,706)
Total Capital Leases (Note 15 and 16)                30,566         10,758         11,438          8,370
Less: Non-Recourse Capital Lease (Note 16)          (30,465)       (10,736)       (11,390)        (8,339)
Other Long-Term Obligations (Note 18)                80,369                        26,763         26,763         26,843
Purchase Commitments (Note 29)                       13,800          3,200                         5,300          5,300
                                                -----------    -----------    -----------    -----------    -----------

Total Recourse Contractual Obligations             $256,304        $26,328        $40,261        $54,618       $135,097
                                                ===========    ===========    ===========    ===========    ===========


The table above excludes $892.0 million of Liabilities subject to compromise at December 31, 2002 that are stayed by the Company's bankruptcy filing on April 1, 2002. The ultimate amount and timing of payments of Liabilities subject to compromise will not be established until the Company's plan of reorganization is approved by the Bankruptcy Court (see Note 2 to the Consolidated Financial Statements for further discussion.)

The Company's other commitments as of December 31, 2002 are as follows (expressed in thousands of dollars, note references are to the Notes to the Consolidated Financial Statements):

                                                               Commitments Expiring by Period

                                                                            Less than          More than
                                                                Total        one year           one year
                                                                -----        --------           --------

      Standby Letters of Credit (Note 17)                $384,957            $384,957
      Less: Obligations included in the
          Consolidated Balance Sheet                     (151,754)           (151,754)
      Surety Bonds                                         96,585                                  96,585
      Less: Obligations included in the
          Consolidated Balance Sheet                      (19,500)                                (19,500)
      Additional guarantees                                52,194              34,524              17,670
                                                           ------              ------              ------

      Total Recourse Other Commitments                   $362,482            $267,727             $94,755
                                                         ========            ========             =======

The surety bonds guarantee the Company's performance under its Tampa Bay desalination construction contract ($29.6 million), performance under its waste water treatment operating contracts ($12.7 million), possible closure costs for various energy projects ($11.1 million) and performance of contracts related to non-energy businesses ($43.2 million).

Additional guarantees include approximately $24.1 million of guarantees related to international energy projects, a $7.5 million related to the guarantee of a lease at a domestic energy project the net unrecognized guarantees of $19.7 million related the Company's interests in Ottawa (see Note 4 to the Consolidated Financial Statements) and $0.9 million for other entertainment facilities.

In addition to the above commitments:

         A public authority in Onondaga County, New York (the "Agency") and the Company have several commercial disputes between them. Among these is a January 16, 2002 demand by the Agency to provide credit enhancement required by a service agreement in the form of a $50 million letter of credit or a guarantee following rating downgrades of the Company's unsecured corporate debt. On February 22, 2002, the Agency issued a notice purporting to terminate its contract with the Company effective May 30, 2002 if such a credit enhancement was not provided, and also demanded an immediate payment of $2 million under the terms of the agreement. The Company commenced a lawsuit in state court with respect to such disputes, as well as the Agency's right to terminate. Following the commencement of the Chapter 11 Cases, the Company removed the case to the federal court in the Northern District of New York and further requested that the matter be transferred to the Bankruptcy Court. On the motion of the Agency, the case was remanded back to state court. In addition, the Agency sought and obtained from the same federal court an injunction preventing the Company from proceeding with an adversary proceeding in the Bankruptcy Court seeking a determination that the automatic stay applied to the litigation, or other related relief. The Company appealed the issuance of the district court's injunction to the Court of Appeals for the Second Circuit and in January 2003 the injunction was vacated. The Bankruptcy Court thereafter issued an order declaring that the Agency's post-petition prosecution of the state court lawsuit violated the automatic stay imposed pursuant to the Bankruptcy Code and preliminarily enjoined and restrained further prosecution of the lawsuit against the Company. The Agency has appealed the Bankruptcy Court's order. If the outcome of this matter is determined adversely to the Company, the contract could be terminated and the operating subsidiary and the Company, as guarantor, could incur substantial pre-petition termination obligations and the Company's operating subsidiary could lose its ownership interest in and its rights to operate the project. In addition, the Company could incur substantial obligations to the limited partners in the project.

         The Company's agreement with a client in Montgomery County, Maryland ("the County") provides that as a result of the rating downgrades of the Company's unsecured corporate debt, the Company was obligated to provide a $50 million letter of credit by January 31, 2003, and failing that, the County could elect to terminate the agreement or receive a $1 million reduction in its annual service fee. At the current time the Chapter 11 proceedings stays the County's ability to terminate. Regardless of the stay, the Company asserts that this is a one time option. The client maintains that it has a continuous right to rescind the fee reduction and elect termination. It is likely this matter will be resolved as part of the Chapter 11 proceedings and at the time of emergence from bankruptcy the Company will either prevail on its position, provide the letter of credit, negotiate other terms with the County or the agreement will be terminated. (See Note 2 of the Consolidated Financial Statements.)

         Covanta and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy, water, entertainment and other facilities. In the normal course of business, they also are involved in legal proceedings in which damages and other remedies are sought.

LIQUIDITY/CASH FLOW: At December 31, 2002, the Company had approximately $115.8 million in cash and cash equivalents, of which $32.4 million related to cash held in foreign bank accounts that could be difficult to transfer to the U.S.

Net cash provided by operating activities for 2002 was $102.6 million compared to net cash provided by operating activities in 2001 of $77.4 million. The increase of $25.2 million mainly due to changes in working capital.

Net cash provided by investing activities was $26.8 million compared to net cash used in investing activities of $10.4 million in 2001. This increase of $37.2 million in cash provided by investing activities was primarily due to decreases in capital expenditures and investments in facilities of $40.1 million and investments in and advances to joint ventures of $18.3 million offset by decreases in proceeds from the sales of businesses and other of $16.0 million and distributions from investees and joint ventures of $3.3 million.

Net cash used in financing activities was $128.5 million in 2002 compared to $69.8 million in 2001. This increase of $58.7 million in cash used in financing activities is due primarily to increased net debt repayments.

In connection with the bankruptcy petition, the Company and most of its subsidiaries have entered into a Debtor-In-Possession Credit Agreement (as amended, the "DIP Credit Facility"). On April 5, 2002, the Bankruptcy Court issued an interim order approving the DIP Credit Facility and on May 15, 2002, a final order approving the DIP Credit Facility. On August 2, 2002, the Bankruptcy Court issued an order that overruled objections by holders of minority interests in two limited partnerships who disputed the inclusion of the limited partnerships in the DIP Credit Facility. Although the holders of such interests at one of the limited partnerships have appealed the order, they have reached an agreement with the Company that in effect defers the appeal. The DIP Credit Facility's current terms are described below.

The DIP Credit Facility is now an approximately $240.0 million facility largely for the continuation of existing letters of credit and is secured by all of the Company's domestic assets not subject to liens of others and generally 65% of the stock of certain of its foreign subsidiaries. Obligations under the DIP Credit Facility will have senior status to other pre-petition secured claims and the DIP Credit Facility is now the operative debt agreement with the Company's banks. The DIP facility places limits on the Company's expenditures for categories of expenses. The Company does not expect that these limits will impact its ability to continue to operate its business as now being conducted.

The DIP Credit Facility initially was scheduled to mature on April 1, 2003. On March 28, 2003, the DIP Credit Facility was extended through October 1, 2003 and may, with the consent of DIP Lenders holding more than 66-2/3% of the Tranche A Facility, be extended for an additional period of six months. There are no assurances that the DIP lenders will agree to an extension. At ultimate maturity, all outstanding loans under the DIP Credit Facility must be repaid, outstanding letters of credit must be discharged or cash-collateralized, and all other obligations must be satisfied or released.

The Company believes that the DIP Credit Facility, when taken together with the Company's own funds, and assuming its extension as required, provide it sufficient liquidity to continue to operate its core businesses during the Chapter 11 proceedings. Moreover, the legal provisions relating to the Chapter 11 proceedings are expected to provide a legal basis for maintaining the Company's business intact while it is being reorganized. However, the outcome of the Chapter 11 proceedings are not within the Company's control and no assurances can be made with respect to the outcome of these efforts.

See Note 17 to the Consolidated Financial Statements for additional information relating to the Company's credit facilities.

OTHER:

Receivables from California Utilities

Events in late 2000 and early 2001 in the California energy markets affected the state's two largest utilities and resulted in delayed payments for energy delivered by the Company's independent power facilities. Pacific Gas & Electric Company ("PG&E") and Southern California Edison Company ("SCE") both suspended payments under long-term power purchase agreements in the beginning of 2001.

As stated earlier, SCE paid 100% of its past due receivables by March 1, 2002 and PG&E has paid ten twelfths of its past due receivables through December 31, 2002, in accordance with a bankruptcy court approved twelve-month payment schedule. On December 31, 2002, the Company had outstanding gross receivables from PG&E of approximately $1.2 million (including the Company's 50% interest in several partnerships) as of March 1, 2003 PG&E paid the past due receivable in full. The Company has received payment of all these outstanding receivables less discounts charged by the financial institutions. See Note 34 to the Consolidated Financial Statements for further discussion.

In addition, during 2001 and 2002, the Company agreed to fixed price energy contracts through June 2006 for the PG&E California energy assets and April 2007 for the majority of the SCE California energy assets.

Quezon Power

As discussed above in Part I - Business Description, Manila Electric Company ("Meralco"), the power purchaser for the Company's Quezon Project, is financially stressed. Meralco is engaged in discussions with the Philippine government and legal proceedings in this regard. The Company is unable at this time to predict the outcome of these discussions and proceedings, which will affect Meralco's ability to perform its contract to purchase power from this project. Should it not be resolved satisfactorily, the Company is also unable to predict the impact on its revenues, net income and assets, which will depend on the extent to which Meralco will be able to perform and the Company's ability to obtain alternative power purchasers and the prices such alternative purchasers would pay.

Insurance

Recent changes in the domestic and international insurance markets have increased costs and reduced the amount and types of coverage available. The Company has obtained insurance for its assets and operations that provide coverage for what the Company believes are probable maximum losses, subject to self-insured retentions, policy limits and premium costs which the Company believes to be appropriate. However, the insurance obtained does not cover the Company for all possible losses.

Off Balance Sheet Arrangements

The Company currently is party to several lease arrangements with unrelated parties under which it rents energy generating facilities, including sale-leasebacks. The Company generally uses operating lease treatment for these arrangements. (See Notes 14 and 27 to the Consolidated Financial Statements for additional information regarding these leases.)

The Company has investments in several investees and joint ventures accounted for under the equity method and therefore does not consolidate the financial information of those companies. See Note 5 to the Consolidated Financial Statements for summarized financial information for those investees and joint ventures.

Critical Accounting Policies

The Company prepares its Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include management's estimate of the carrying values of its assets held for sale and related liabilities, estimated useful lives of long-lived assets, allowances for doubtful accounts receivable, liabilities for workers compensation, severance, restructuring, litigation and other claims against the Company and the estimated fair value of the Company's assets and liabilities, including guarantees. ( See Note 33 to the Consolidated Financial Statements.)

The Company's Consolidated Financial Statements also have been prepared in accordance with The American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the Consolidated Balance Sheet and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Revenues, expenses, including professional fees, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization Items. Also, interest expense is reported only to the extent that it will be paid during the Chapter 11 cases or that it is probable that it will be an allowed claim. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows.

The Company is in the process of reconciling recorded pre-petition liabilities with claims filed by creditors with the Bankruptcy Court. The Company recently began this process and has not yet determined the necessary reorganization adjustments, if any. Based on claims received to date, the amount of the claims filed or to be filed by the creditors will be significantly higher than the amount of the liabilities recorded by the Debtors. The Debtors intend to contest claims to the extent they exceed the amounts the Debtors believe may be due.

The Company establishes carrying value of assets held for sale based on its estimate of their fair value less costs to sell. That fair value is based on estimated sales prices derived from signed sales contracts, the status of current negotiations for the sale of such assets and recent appraisals. The actual ultimate amount of sale proceeds realized might be less than the currently estimated sales prices and could have a material adverse effect on the carrying value of those assets and on the Company's operating results and financial condition.

The Companies revenues are generally earned under contractual arrangements. Service revenues primarily include the fees earned under contracts to operate and maintain energy facilities and to service the Project debt, with additional fees earned based on excess tonnage processed. Revenues under fixed-price contracts, including construction, are recognized on the basis of the estimated percentage of completion of services rendered. Anticipated losses are recognized as soon as they become known. Service revenues also represent fees for the operation and maintenance of water and wastewater facilities. Revenue from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates. Long-term unbilled service receivables related to energy operations are discounted in recognizing the present value for services performed currently in order to service the Project debt. The full recovery of these receivables assumes no refinancing of the Project debt or other significant restructuring of the project. A significant change in these revenue recognition policies, or a change in accounting principles generally accepted in the United States could have a material impact on the Company's recorded operating results and financial condition.

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

Pension and Postretirement Plans: The Company has pension and post-retirement obligations and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions are primarily influenced by factors outside the Company's control and can have a significant effect on the amounts reported in the financial statements.

See Note 1 to the Consolidated Financial Statements for a summary of additional accounting policies and new accounting pronouncements.


ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is party to financial instruments that are subject to market risks arising from changes in interest rates, foreign currency exchange rates, and commodity prices. The Company's use of derivative instruments is very limited and it does not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding the Company's exposure to financial instruments with market risks. The Company uses a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002. Further information is included in Note 33 to the Consolidated Financial Statements.

Interest Rate Risk

The Company has long-term debt and Project debt outstanding bearing interest at floating rates that could subject it to the risk of increased interest expense due to rising market interest rates, or an adverse change in fair value due to declining interest rates on fixed rate debt. Of the Company's total long-term debt, approximately $18.2 million was floating rate at December 31, 2002. Of the Project Debt, approximately $289.4 million was floating rate at December 31, 2002. However, of that floating rate project debt, $133.5 million related to waste-to-energy projects where, because of their contractual structure, interest rate risk is borne by Client Communities because debt service is passed through to those clients. The Company had only one interest rate swap outstanding at December 31, 2002 in the notional amount of $80.2 million related to floating rate project debt. Gains and losses on this swap are for the account of the Client Community.

For floating rate debt, a 20 percent hypothetical increase in the underlying December 31, 2002 market interest rates would result in a potential loss to twelve month future earnings of $2.2 million. For fixed rate debt, the potential reduction in fair value from a 20 percent hypothetical decrease in the underlying December 31, 2002 market interest rates would be approximately $51.8 million. The fair value of the Company's fixed rate debt (including $914.8 million in fixed rate debt related to revenue bonds in which debt service is an explicit component of the service fees billed to the Client Communities) was $939.5 million at December 31, 2002, and was determined using average market quotations of price and yields provided by investment banks.

Foreign Currency Exchange Rate Risk

The Company has investments in energy projects in various foreign countries, including The Philippines, China, India and Bangladesh, and to a much lesser degree, Italy, Spain, and Costa Rica. The Company does not enter into currency transactions to hedge its exposure to fluctuations in currency exchange rates. Instead, the Company attempts to mitigate its currency risks by structuring its project contracts so that its revenues and fuel costs are denominated in U.S. dollars. As a result, the U.S. dollar is the functional currency at most of the Company's international projects. Therefore, only local operating expenses and project debt denominated in other than a project entity's functional currency are exposed to currency risks.

At December 31, 2002, the Company had $113.7 million of project debt related to two diesel engine projects in India. Exchange rate fluctuations on $22.2 million of the debt (related to a project entity whose functional currency is in the U.S. dollar) are recorded as adjustments to the recorded amount of the debt and as foreign currency transaction gains and losses and are included in Other-net in the Statement of Consolidated Operations. For $59.0 million of the debt (related to project entities whose functional currency is the Indian Rupee), exchange rate fluctuations are recorded as translation adjustments to the cumulative translation adjustment account within stockholders' deficit in the Company's Consolidated Balance Sheet. The remaining $32.5 million debt is denominated in U.S. dollars.

The potential loss in fair value for such financial instruments from a 10% adverse change in December 31, 2002 quoted foreign currency exchange rates would be approximately $9.0 million.

At December 31, 2002, the Company also had net investments in foreign subsidiaries and projects. See Note 9 to the Consolidated Financial Statements for further discussion.

Commodity Price Risk

The Company has not entered into futures, forward contracts, swaps or options to hedge purchase and sale commitments, fuel requirements, inventories or other commodities. Alternatively, the Company attempts to mitigate the risk of energy and fuel market fluctuations by structuring contracts related to its energy projects as fixed price contracts so that energy sales and fuel costs are "locked in" for the same term. Most of its waste-to-energy facilities have such contracts and the Company has recently structured fixed price contracts for the majority of its California projects through June 2006 for projects selling to PG&E and April 2007 for projects with SCE contracts. Certain power sales agreements related to domestic projects provide for energy sales prices linked to the "avoided costs" of producing such energy and, therefore, fluctuate with various economic factors. The Company is exposed to commodity price risk at those projects. At other plants, fuel costs are contractually included in the Company's electricity revenues, or fuel is provided by the Company's customers. Also, at most of the Company's waste-to-energy facilities, commodity price risk is mitigated in that either most commodity costs used in the operation of those facilities are borne by Client Communities, or service revenues are adjusted to reflect fluctuations in various price indices which are intended to be indicative of, the Company's cost including the cost of certain commodities used in the operation of those facilities.

Generally, the Company is protected against fluctuations in the cost of waste disposal (i.e., tip fees) through long-term disposal contracts at its waste-to-energy facilities. At three owned waste-to-energy facilities, differing amounts of waste disposal capacity are not subject to long-term contracts and, therefore, the Company is exposed to the risk of fluctuations in tip fees.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Statements of Consolidated Operations and Comprehensive Loss
    for the Years ended December 31, 2002, 2001, and 2000
Consolidated Balance Sheets - December 31, 2002 and 2001
Statements of Shareholders' Equity (Deficit) for the Years
    ended December 31, 2002, 2001, and 2000
Statements of Consolidated Cash Flows
    for the Years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Independent Auditors' Report
Report of Management
Quarterly Results of Operations
Financial Statement Schedules
    Schedule II - Valuation and Qualifying Accounts for the Years ended December 31, 2002, 2001 and 2000
    All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Covanta Energy Corporation (Debtor in Possession) and Subsidiaries

STATEMENTS OF CONSOLIDATED OPERATIONS
AND COMPREHENSIVE LOSS


-------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                         2002                2001              2000
-------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except Per Share Amounts)

Service revenues..........................................       $    514,450       $     580,767     $     572,188
Electricity and steam sales...............................            363,290             315,984           254,358
Construction revenues.....................................             42,277              63,052            69,341
Other sales-net...........................................                                 31,343            45,329
Other revenues-net........................................                263              30,877            12,233
                                                                 -------------      -------------     -------------
Total revenues............................................            920,280           1,022,023           953,449
                                                                 -------------      -------------     -------------

Plant operating expenses..................................            539,089             489,028           511,803
Construction costs........................................             42,699              70,124            74,271
Depreciation and amortization.............................             95,400              98,315           106,674
Debt service charges-net..................................             82,256              81,835            78,426
Other operating costs and expenses........................             27,409              72,575            29,446
Net loss on sale of businesses............................              1,943               2,768             1,067
Costs of goods sold.......................................                                 37,173            41,809
Selling, administrative and general expenses..............             62,700              83,624            74,416
Project development expenses..............................              3,844              33,326            24,483
Other-net.................................................             15,908              25,357            43,460
Write-down of assets held for use.........................            101,211
Write-down of and obligations related to assets
 held for sale............................................             46,000             260,866             77,240
                                                                 -------------      -------------     -------------
Total costs and expenses..................................          1,018,459           1,254,991          1,063,095
                                                                 -------------      -------------     -------------
Equity in income from unconsolidated investments..........             25,076              17,665             24,088
                                                                 -------------      -------------     -------------
Operating loss............................................            (73,103)           (215,303)          (85,558)
                                                                 -------------      -------------     -------------
Interest expense (net of interest income of $2,487, $8,164,
  and $9,496, respectively and excluding post-petition
  contractual interest of $3,607 for 2002)................            (35,320)            (30,462)          (35,390)
Reorganization items......................................            (49,106)
                                                                 -------------      -------------     -------------
Loss from continuing operations before income taxes,
  minority interests, discontinued operations and the
  cumulative effect of change in accounting principle.....           (157,529)           (245,765)         (120,948)
Income taxes..............................................             13,446              17,110            34,247
Minority interests........................................             (9,104)             (6,074)           (3,081)
                                                                 -------------      -------------     -------------
Loss from continuing operations before discontinued
  operations and change in accounting principle...........           (153,187)           (234,729)          (89,782)
Income (loss) from discontinued operations (net of
  income tax (expense) benefit of $(15), $(80), and
  $29,165 in 2002, 2001 and 2000, respectively)...........            (17,866)              3,702          (139,503)
Cumulative effect of change in accounting principle.......             (7,842)                  -                 -
                                                                 -------------      -------------     -------------
Net loss..................................................           (178,895)           (231,027)         (229,285)
                                                                 -------------      -------------     -------------
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments (net of
  income taxes of: ($415), ($1,443), and $1,858,
  respectively)...........................................             (1,485)             (3,976)           (8,015)
Less: reclassification adjustment for translation
  adjustments included in:  loss from continuing operations             1,233               7,048
                            loss from discontinued operations             297                                25,323
Unrealized gains (losses) on securities:
Unrealized holding losses arising during period (net of
    income taxes benefit of $112).........................               (167)
Less: reclassification adjustment for losses (gains)
  included in net loss....................................                                                     (150)
Minimum pension liability adjustment......................                 88                 409              (102)
                                                                 -------------      -------------     -------------
Other comprehensive income (loss).........................                (34)              3,481            17,056
                                                                 -------------      -------------     -------------
Comprehensive loss........................................           $(178,929)     $    (227,546)    $    (212,229)
                                                                 ==============     ==============    ==============

Basic loss per share:
Loss from continuing operations...........................       $       (3.08)     $       (4.73)    $       (1.81)
Income (loss) from discontinued operations................               (0.36)              0.08             (2.82)
Cumulative effect of change in accounting principle.......               (0.16)
                                                                 -------------      -------------     -------------

Net loss..................................................       $       (3.60)     $       (4.65)    $       (4.63)
                                                                 ==============     ==============    ==============
Diluted loss per share:...................................
Loss from continuing operations...........................       $       (3.08)     $       (4.73)    $       (1.81)
Income (loss) from discontinued operations................               (0.36)              0.08             (2.82)
Cumulative effect of change in accounting principle.......               (0.16)
                                                                 -------------      -------------     -------------
Net loss..................................................       $       (3.60)     $       (4.65)    $       (4.63)
                                                                 ==============     ==============    ==============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covanta Energy Corporation (Debtor in Possession) and Subsidiaries

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
ASSETS                                                 December 31,                2002                  2001
-----------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except Share and Per Share Amounts)
Current Assets:
Cash and cash equivalents................................................   $     115,815         $      86,773
Restricted funds held in trust...........................................          92,039                93,219
Receivables (less allowances: 2002, $20,476 and 2001, $16,444)...........         259,082               306,712
Deferred income taxes....................................................          11,200                27,500
Prepaid expenses and other current assets................................          85,997                89,775
Assets held for sale.....................................................                                67,948
                                                                            -------------         -------------
Total current assets.....................................................         564,133               671,927
Property, plant and equipment-net........................................       1,661,863             1,901,311
Restricted funds held in trust...........................................         169,995               167,009
Unbilled service and other receivables (less allowance of
  $2,957 in 2002 and zero in 2001).......................................         147,640               150,825
Unamortized contract acquisition costs-net...............................          60,453                89,030
Goodwill-net.............................................................                                10,106
Other intangible assets-net..............................................           7,631                 8,211
Investments in and advances to investees and joint ventures..............         166,465               183,231
Other assets.............................................................          61,927                65,502
                                                                            -------------         -------------
Total Assets.............................................................   $   2,840,107         $   3,247,152
                                                                            =============         =============

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current Liabilities:
Current portion of long-term debt........................................   $      16,450         $      13,089
Current portion of project debt..........................................         115,165               113,112
Convertible subordinated debentures......................................                               148,650
Accounts payable.........................................................          23,593                37,142
Federal and foreign income taxes payable.................................                                 5,955
Accrued expenses.........................................................         254,964               362,388
Obligations related to assets held for sale..............................                               217,206
Deferred income..........................................................          41,402                42,694
                                                                            -------------         -------------
Total current liabilities................................................         451,574               940,236
Long-term debt...........................................................          23,779               298,602
Project debt.............................................................       1,128,217             1,302,381
Deferred income taxes....................................................         249,600               323,669
Deferred income..........................................................         151,000               161,525
Other liabilities........................................................          80,369               174,345
Liabilities subject to compromise........................................         892,012
Minority interests.......................................................          35,869                40,150
                                                                            -------------         -------------
Total Liabilities........................................................       3,012,420             3,240,908
                                                                            -------------         -------------
Shareholders' Equity (Deficit):
Serial cumulative convertible preferred stock, par value $1.00 per share, authorized, 4,000,000 shares; shares outstanding:
33,049 in 2002 and 33,480 in 2001, net of treasury shares of
29,820 in 2002 and 2001..................................................              33                    34
Common stock, par value $.50 per share; authorized, 80,000,000 shares; outstanding: 49,824,251 in 2002 and 49,835,076 in 2001,
net of treasury shares of 4,125,350 and 4,111,950, respectively..........          24,912                24,918
Capital surplus..........................................................         188,156               188,371
Notes receivable from key employees for common stock issuance............            (870)                 (870)
Unearned restricted stock compensation...................................             (54)                 (664)
Deficit..................................................................        (384,173)             (205,262)
Accumulated other comprehensive loss.....................................            (317)                 (283)
                                                                            -------------         -------------
Total Shareholders' Equity (Deficit).....................................        (172,313)                6,244
                                                                            -------------         -------------
Total Liabilities and Shareholders' Equity (Deficit).....................   $   2,840,107         $   3,247,152
                                                                            =============         =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covanta Energy Corporation (Debtor in Possession) and Subsidiaries


STATEMENTS OF SHAREHOLDERS' EQUITY  (DEFICIT)
----------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                        2002                       2001                       2000
----------------------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except Share and
Per Share Amounts)                                SHARES      AMOUNTS       SHARES      AMOUNTS       SHARES      AMOUNTS
SERIAL CUMULATIVE CONVERTIBLE
PREFERRED STOCK, PAR VALUE $1.00
PER SHARE; AUTHORIZED, 4,000,000 SHARES
Balance at beginning of year...............       63,300    $        64       65,402     $     66       69,066   $       69
Shares converted into common stock.........         (431)            (1)      (2,102)          (2)      (3,664)          (3)
                                              ----------    -----------   ----------     --------   ----------   ----------
Total......................................       62,869             63       63,300           64       65,402           66
Treasury shares............................      (29,820)          (30)      (29,820)         (30)     (29,820)         (30)
                                              ----------    -----------   ----------     --------   ----------   ----------
Balance at end of year (aggregate
involuntary liquidation value--2002, $666)..      33,049             33       33,480           34       35,582           36
                                              ----------    -----------   ----------     --------   ----------   ----------

COMMON STOCK, PAR VALUE $.50 PER
SHARE; AUTHORIZED, 80,000,000 SHARES:
Balance at beginning of year...............   53,947,026         26,974   53,910,574       26,956   53,873,298       26,937

Exercise of stock options..................                                   23,898           12
Shares issued for acquisition..............                                                             15,390            8
Conversion of preferred shares.............        2,575              1       12,554            6       21,886           11
                                              ----------    -----------   ----------     --------   ----------   ----------
Total......................................   53,949,601         26,975   53,947,026       26,974   53,910,574       26,956
                                              ----------    -----------   ----------     --------   ----------   ----------
Treasury shares at beginning of year ......    4,111,950          2,056    4,265,115        2,133    4,405,103        2,203
(Issuance) cancellation of restricted stock       13,400              7     (114,199)         (57)    (139,988)         (70)
Exercise of stock options..................                                  (38,966)         (20)
                                              ----------    -----------   ----------     --------   ----------   ----------
Treasury shares at end of year.............    4,125,350          2,063    4,111,950        2,056    4,265,115        2,133
                                              ----------    -----------   ----------     --------   ----------   ----------
Balance at end of year.....................   49,824,251         24,912   49,835,076       24,918   49,645,459       24,823
                                              ----------    -----------   ----------     --------   ----------   ----------

CAPITAL SURPLUS:
Balance at beginning of year...............                     188,371                   185,681                   183,915
Exercise of stock options..................                                                   776
Issuance (cancellation )of restricted stock                        (215)                    1,918                     1,602
Shares issued for acquisition..............                                                                             172
Conversion of preferred shares.............                                                    (4)                       (8)
                                                            -----------                  --------                ----------
Balance at end of year.....................                     188,156                   188,371                   185,681
                                                            -----------                  --------                ----------

NOTES RECEIVABLE FROM KEY EMPLOYEES FOR
COMMON STOCK ISSUANCE......................                        (870)                     (870)                   (1,049)
                                                            -----------                  --------                ----------
UNEARNED RESTRICTED STOCK COMPENSATION:
Balance at beginning of year...............                        (664)
(Issuance) cancellation of restricted common stock                  222                    (1,567)
Amortization of unearned restricted stock compensation              388                       903
                                                            -----------                  --------                ----------
Balance at end of year.....................                         (54)                     (664)
                                                            -----------                  --------                ----------

EARNED SURPLUS (DEFICIT):
Balance at beginning of year...............                    (205,262)                   25,829                   255,182
Net loss...................................                    (178,895)                 (231,027)                 (229,285)
                                                            -----------                  --------                ----------
Total......................................                    (384,157)                 (205,198)                   25,897
                                                            -----------                  --------                ----------
Preferred dividends-per share 2002 $.46875;
2001 and 2000, $1.875;.....................                          16                        64                        68
                                                            -----------                  --------                ----------
Balance at end of year.....................                    (384,173)                 (205,262)                   25,829
                                                            -----------                  --------                ----------

CUMULATIVE TRANSLATION
ADJUSTMENT-NET.............................                        (238)                     (283)                   (3,355)
                                                            -----------                  --------                ----------
MINIMUM PENSION LIABILITY ADJUSTMENT.......                          88                                                (409)
                                                            -----------                  --------                ----------
NET UNREALIZED LOSSES ON
SECURITIES AVAILABLE FOR SALE..............                        (167)
                                                            -----------                  --------                ----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT).......                 $  (172,313)                 $  6,244                $  231,556
                                                            ===========                  ========                ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covanta Energy Corporation (Debtor in Possession) and Subsidiaries

STATEMENTS OF CONSOLIDATED CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                       2002             2001               2000
-------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars)
Cash Flows From Operating Activities:
Net loss....................................................     $   (178,895)       $  (231,027)        $ (229,285)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities of Continuing Operations:
Loss (income) from discontinued operations..................           17,866             (3,702)           139,503
Reorganization items........................................           49,106
Payment of reorganization items.............................          (26,928)
Depreciation and amortization...............................           95,400             98,315            106,674
Deferred income taxes.......................................           (8,839)           (29,544)           (37,868)
Write-down of assets held for use...........................          101,211
Write-down of and obligations related to assets held
  for sale..................................................           46,000            260,866             77,240
Provision for doubtful accounts.............................           20,013             14,212             15,598
Amortization of financing costs.............................           23,685             14,684
Equity in income from unconsolidated investments............          (25,076)           (17,665)           (24,088)
Cumulative effect of change in accounting principle.........            7,842
Severance and other employment charges......................                                                 10,271
Other.......................................................          (20,563)            28,941              8,976
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables.................................................           24,215            (56,207)            (3,947)
Inventories.................................................                                                   (722)
Other assets................................................             (504)           (20,087)            (6,000)
Increase (Decrease) in Liabilities:
Accounts payable............................................           33,571            (15,749)           (27,082)
Accrued expenses............................................              853             32,235            (47,925)
Deferred income.............................................           (2,815)           (15,349)            (8,901)
Other liabilities...........................................          (53,543)            17,495            (41,386)
                                                                 -------------       -----------         -----------
Net cash provided by (used in) operating activities
     of continuing operations...............................          102,599             77,418            (68,942)
                                                                 -------------       -----------         -----------
Cash Flows From Investing Activities:
Proceeds from sale of marketable securities available
  for sale..................................................              646                584              7,251
Net proceeds from sale of businesses and other..............           18,871             34,904             19,354
Proceeds from sale of property, plant, and equipment........              988                915              9,814
Investments in facilities ..................................          (18,164)           (51,951)           (30,051)
Other capital expenditures..................................           (3,103)            (9,442)           (24,897)
Decrease in other receivables...............................                               2,011              3,963
Distributions from investees and joint ventures.............           27,863             31,182              9,459
Increase in investments in and advances to investees
     and joint ventures.....................................             (296)           (18,576)           (34,032)
                                                                 -------------       -----------         -----------
Net cash provided by (used in) investing activities
      of continuing operations..............................           26,805            (10,373)           (39,139)
                                                                 -------------       -----------         -----------
Cash Flows From Financing Activities:
Borrowings for energy facilities............................                                                 92,643
Other new debt..............................................            6,102             18,174              2,378
Payment of debt.............................................         (120,924)          (271,867)          (182,228)
Dividends paid..............................................              (16)               (64)               (68)
(Increase) Decrease in funds held in trust..................           (9,549)            (6,925)            16,991
Decrease (Increase) in restricted cash......................                             194,118           (194,118)
Proceeds from exercise of stock options.....................                                 808
Other.......................................................           (4,087)            (4,075)            (3,800)
                                                                 -------------       -----------         -----------
Net cash used in financing activities of continuing operations       (128,474)           (69,831)          (268,202)
                                                                 -------------       -----------         -----------
Net cash provided by discontinued operations................           28,112              8,916            355,906
                                                                 -------------       -----------         -----------
NET INCREASE (DECREASE)  IN CASH AND CASH
EQUIVALENTS.................................................           29,042              6,130            (20,377)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............           86,773             80,643            101,020
                                                                 -------------       -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................     $    115,815        $    86,773         $   80,643
                                                                 ============        ===========         ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covanta Energy Corporation (Debtor in Possession) and Subsidiaries

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Principles of Consolidation: The Consolidated Financial Statements include the accounts of Covanta Energy Corporation (Debtor in Possession) and its subsidiaries (collectively, "Covanta" or "the Company"). In March 2001, the Company changed its name from Ogden Corporation to Covanta Energy Corporation. Covanta is engaged in developing, owning and operating power generation projects and provides related infrastructure services. The Company also offers single source design/build/operate capabilities for water and wastewater treatment infrastructures. Companies in which Covanta has equity investments of 20% to 50% are accounted for using the equity method since Covanta has the ability to exercise significant influence over their operating and financial policies. Those companies in which Covanta owns less than 20% are accounted for using the cost method, except for two companies in which Covanta owns less than 20% but has significant influence over the operations of these companies through significant representation on the Boards of Directors, significant shareholder rights and significant ownership in the operators of the energy facilities owned by these companies. All intercompany transactions and balances have been eliminated.

Basis of Accounting: On April 1, 2002 ("Petition Date"), Covanta Energy Corporation and 123 of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Since April 1, 2002, one additional subsidiary has filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. In addition, four subsidiaries which had filed petitions on April 1, 2002 have been sold as part of the Company's disposition of non-core assets, and are no longer owned by the Company or part of the bankruptcy proceeding (see Note 4.) It is possible that additional subsidiaries will file petitions for reorganization under Chapter 11 and be included as part of the Company's plan of reorganization. The pending Chapter 11 cases (the "Chapter 11 Cases") are being jointly administered for procedural purposes only. International operations and certain other subsidiaries and joint venture partnerships were not included in the filing.

The Company's Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with accounting principles generally accepted in the United States of America. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company's ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, the Company's ability to comply with the terms of, and if necessary renew, the Debtor in Possession Credit Facility, and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances that this can be accomplished and if it were not, the Company's ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the "going concern" basis were not used for the Company's Consolidated Financial Statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

The Company's Consolidated Financial Statements also have been prepared in accordance with The American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the Consolidated Balance Sheet and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Revenues, expenses, including professional fees, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization Items. Also, interest expense is reported only to the extent that it will be paid during the Chapter 11 cases or that it is probable that it will be an allowed claim. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows.

During 1999, the Company announced that it intended to sell its aviation and entertainment businesses and the Board of Directors of the Company formally adopted a plan to sell these operations. As a result of the adoption of this plan, these operations were presented as discontinued operations (see Notes 3 and 4). The Company classified the remaining unsold businesses on December 31, 2000 as assets held for sale in the Consolidated Financial Statements (see Note
4).

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include management's estimate of the carrying values of the Company's assets held for sale and related liabilities, estimated useful lives of long-lived assets, allowances for doubtful accounts receivable, liabilities for workers' compensation, severance, restructuring, litigation and other claims against the Company and the fair value of the Company's guarantees.

Cash and Cash Equivalents: Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less.

Marketable Securities: Marketable securities are classified as available for sale and recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to Other Comprehensive Loss (see Note 6).

Contracts and Revenue Recognition: Service revenues primarily include the fees earned under contracts to operate and maintain energy facilities and to service the project debt, with additional fees earned based on excess tonnage processed. Revenues under fixed-price contracts, including construction, are recognized on the basis of the estimated percentage of completion of services rendered. Anticipated losses are recognized as soon as they become known. Service revenues also represent fees for the operation and maintenance of water and wastewater facilities. Revenue from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates. Each of a majority of the Company's power plants rely primarily on one power sales agreement with a single customer for the majority of its electricity sales revenues.

Long-term unbilled service receivables related to energy operations are discounted in recognizing the present value for services performed currently in order to service the project debt. Such unbilled receivables amounted to 134.9 million and $149.6 million at December 31, 2002 and 2001, respectively. The full recoverability of these receivables assumes no refinancing of the project debt or other significant project restructuring.

Other Sales-Net: Other sales-net includes the sale of product by subsidiaries, mainly Datacom, in the Other segment. Sales are recognized when goods are shipped to customers and title and risk of loss for such goods passes to those customers. No goods are shipped on consignment.

Other Revenues-Net: Other revenues-net includes amounts received related to insurance proceeds as a result of the settlement of certain legal matters.

Property, Plant and Equipment: Property, plant, and equipment is stated at cost. For financial reporting purposes, depreciation is calculated by the straight-line method over the estimated useful lives of the assets, which range generally from three years for computer equipment to 50 years for waste-to-energy facilities. Accelerated depreciation is generally used for Federal income tax purposes. Leasehold improvements are amortized by the straight-line method over the terms of the leases or the estimated useful lives of the improvements as appropriate. Landfills are amortized based on the quantities deposited into each landfill compared to the total estimated capacity of such landfill.

Contract Acquisition Costs: Costs associated with the acquisition of specific contracts are amortized using the effective interest rate method over their respective contract terms. Contract acquisition costs are presented net of accumulated amortization of $55.1 million and $51.6 million at December 31, 2002 and 2001, respectively.

Bond Issuance Costs: Costs incurred in connection with the issuance of bonds are amortized straight-line over the terms of the respective debt issues.

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

Project Development Costs: The Company capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a plant. These costs include outside professional services, permitting expense and other third party costs directly related to the development of a specific new project. Upon the start-up of plant operations or the completion of an acquisition, these costs are generally transferred to property, plant and equipment and are amortized over the estimated useful life of the related project or charged to construction costs in the case of a construction contract for a publicly owned facility. Capitalized project development costs are charged to expense when it is determined that the related project is impaired.

Pension and Postretirement Plans: The Company has pension and post-retirement obligations and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions are primarily influenced by factors outside the Company's control and can have a significant effect on the amounts reported in the financial statements.

Other Intangible Assets: These assets are amortized by the straight-line method over periods ranging from 15 to 25 years. Intangibles of $7.6 million and $8.2 million at December 31, 2002 and 2001, respectively, are net of accumulated amortization of $1.4 million and $0.8 million, respectively (see Note 11). Also see Changes in Accounting Principle below regarding the change in accounting for goodwill and other intangible assets.

Interest Rate Swap Agreements: The fair value of swap agreements are recorded as assets and liabilities, with change in fair value during the year credited or charged to interest expense or debt service charges, as appropriate.

Income Taxes: Covanta files a consolidated Federal income tax return, which includes all eligible United States subsidiary companies. Foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Provision has not been made for United States income taxes on income earned by foreign subsidiaries as the income is considered to be permanently invested overseas.

Long-Lived Assets: Covanta accounts for the impairment of long-lived assets to be held and used by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses when indications of impairment are present. If the carrying value of such assets is greater than the anticipated future undiscounted cash flows of those assets, the Company would measure the impairment amount, if any, as the difference between the carrying value of the assets and the fair value of those assets.

Long-lived assets held for sale are evaluated in relation to the estimated fair values of such assets less costs to sell those assets. Fair value is based on estimated sales prices derived from signed sales contracts, the status of current negotiation for the sale of such assets or recent appraisals. Assets held for sale are also not depreciated, which had the effect of decreasing the loss before income taxes for the years ended December 31, 2002 and 2001 by $0.7 and $0.7 million, respectively.

Foreign Currency Translation: For foreign operations, assets and liabilities are translated at year-end exchange rates and revenues and expenses are translated at the average exchange rates during the year. Gains and losses resulting from foreign currency translation are included on the Statement of Consolidated Operations and Comprehensive Loss as a component of other comprehensive loss. For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, translation adjustments are included as a separate component of other comprehensive loss and shareholders' equity (deficit). Currency transaction gains and losses are recorded in Other-net in the Statement of operations.

Earnings per Share: Basic Earnings (Loss) per Share is represented by net income
(loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or stock options were exercised or converted into common stock during the period, if dilutive (see Note 28).

Changes in Accounting Principles: In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue, and was implemented by the Company in the quarter ending December 31, 2000. There was no impact from the adoption of SAB No. 101 on the Company's financial position or results of operations.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. All derivatives are required to be recorded in the Consolidated Balance Sheet as either an asset or liability measured at fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged items in the Statements of Consolidated Operations and Comprehensive Loss, and requires that a company must formally document, designate, and assess the effectiveness of derivatives that receive hedge accounting.

The Company's policy is to enter into derivatives only to protect the Company against fluctuations in interest rates and foreign currency exchange rates as they relate to specific assets and liabilities. The Company's policy is to not enter into derivative instruments for speculative purposes.

The Company identified all derivatives within the scope of SFAS No. 133. The adoption of SFAS No. 133 did not have a material impact on the results of operations of the Company and increased both assets and liabilities recorded on the balance sheet by approximately $12.3 million on January 1, 2001. The $12.3 million relates to the Company's interest rate swap agreement that economically fixes the interest rate on certain adjustable rate revenue bonds reported in the Project Debt category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." The asset and liability recorded on January 1, 2001 were increased by $0.9 million during the year ended December 31, 2001 to adjust for an increase in the swap's fair value to $13.2 million at December 31, 2001. The carrying value of this asset and liability increased to $19.1 million at December 31, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. The adoption of SFAS No. 141 had no impact on the Company's financial position or results of operations.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 142 on January 1, 2002. Upon adoption SFAS No. 142 requires the discontinuance for goodwill and other intangible assets with indefinite lives, amortization, which the Company estimates would have been $0.8 million in 2002 (see Note 11). In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption and to evaluate for impairment the carrying value of goodwill on an annual basis thereafter. Identifiable intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

On June 30, 2002, the Company completed the required impairment evaluation of goodwill in conjunction with its adoption of SFAS No. 142. As a result of current risks and other conditions in its energy business and based upon the expected present value of future cash flows, the Company determined that $7.8 million of goodwill related to its energy business was impaired and was therefore written-off. As required by SFAS No. 142, this adjustment has been accounted for as a cumulative effect change in accounting principle as of January 1, 2002, which had no tax impact.

In August 2001, the FASB issued SFAS No. 144. The Company adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and establishes accounting and reporting standards for long-lived assets, including assets held for sale. SFAS No. 144 requires that assets held for sale be measured at the lower of carrying amount or fair value less associated selling expenses. It also broadens this reporting to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 did not have a material effect upon adoption. However, SFAS 144 required certain balance sheet reclassifications of assets and liabilities at December 31, 2001 in order to conform with the 2002 presentation, and the presentation of discontinued operations for the sale of the Company's Thailand subsidiaries (see Note 3).

New Accounting Pronouncements: In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for the Company on January 1, 2003. SFAS No. 143 requires that a liability for asset retirement obligation be recognized in the period in which it is incurred if it can be reasonably estimated. It also requires such costs to be capitalized as part of the related asset and amortized over such asset's remaining useful life. The cumulative effect of adoption of SFAS No. 143 as of January 1, 2003 is currently estimated to be between $15.0 and $20.0 million.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4 ("Reporting Gains and Losses from Extinguishment of Debt"), No. 44 ("Accounting for Intangible Assets of Motor Carriers") and No. 64 ("Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements"), Amendment of SFAS No. 13 ("Accounting for Leases") and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require application in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the current criteria for classification as an extraordinary item shall be reclassified. The provisions of this Statement related to SFAS No. 13 and the technical corrections are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. Early application of the provisions of SFAS No. 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 was issued. The Company has adopted the provisions of SFAS No. 145 noted above without impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements shall not be restated. The provisions of EITF Issue No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of that issue prior to the initial application of SFAS No. 146. The adoption on January 1, 2003 of SFAS No. 146 did not have an effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34" (FIN No. 45). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN No. 45.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation . In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS No.123), to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002. At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note
20. The Company accounts for those plans under the recognition and measurement provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in 2002, 2001 and 2000 net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were granted in 2002. Awards under the Company's plans vest over periods ranging from three to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net loss for 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

                                                                 Year Ended December 31
                                                           2002           2001           2000
-----------------------------------------------------------------------------------------------
Net loss, as reported..............................   $ (178,895)    $ (231,027)    $ (229,285)
Deduct: Total stock based employee compensation
    expense determined under fair value method for
    all awards, net of related tax effects.........   $   (4,933)    $   (3,772)    $   (3,896)
                                                      -----------    -----------    -----------
Pro forma net loss.................................   $ (183,828)    $ (234,799)    $ (233,181)
                                                      ===========    ===========    ===========
Basic loss per common share:
Basic - as reported................................   $    (3.60)    $    (4.65)    $    (4.63)
                                                      ===========    ===========    ===========
Basic - pro forma..................................   $    (3.70)    $    (4.73)    $    (4.71)
                                                      ===========    ============   ===========
Diluted loss per common share:
Diluted - as reported..............................   $    (3.60)    $    (4.65)    $    (4.63)
                                                      ===========    ============   ===========
Diluted - pro forma................................   $    (3.69)    $    (4.73)    $    (4.71)
                                                      ===========    ============   ===========

Compensation expense, under the fair value method shown in the table above has been determined consistent with the provisions of SFAS No. 123 using the binomial option-pricing model with the following assumption-dividend yield of 0% in 2001 and 2000; volatility of 42.47% in 2001 and 39.61% in 2000; risk-free interest rate of 5.8% in 2001 and 6.53% in 2000; and weighted average expected life of 6.5 years in 20001 and 7.5 years in 2000.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable for the Company on July 1, 2003 for interests acquired in variable interest entities prior to February 1, 2003. Based on current operations, the Company does not expect the adoption of Interpretation No. 46 to have a material effect on its financial position or results of operations.


Reclassification: Certain prior year amounts, including various revenues and expenses, have been reclassified in the Consolidated Financial Statements to conform with the current year presentation. Such reclassifications include equity in income from unconsolidated investments which previously were included in revenues.

2.   Reorganization

As stated above, the Company and certain of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on April 1, 2002. In the Chapter 11 cases, the filed companies (the "Debtors") obtained several orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 cases. Among other things, these orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 cases, (ii) authorize payment of certain pre-petition employee salaries, wages, health and welfare benefits, retirement benefits and other employee obligations,
(iii) authorize payment of pre-petition obligations to certain critical vendors to aid the Debtors in maintaining the operations of their businesses, (iv) authorize the use of cash collateral and grant adequate protection in connection with such use and (v) authorize post-petition financing.

Specifically with respect to post-petition financing, on May 15, 2002, the Bankruptcy Court entered a final order authorizing the Debtors to enter into a debtor in possession financing facility (the "DIP Credit Facility") with the lenders who had participated in the Master Credit Facility (the "DIP Lenders"), and to grant first priority mortgages, security interests, liens and super priority claims on substantially all of the domestic assets of the Debtors, other than most assets related to its power production and waste-to-energy facilities which are subject to the liens of others in connection with such facilities. On July 26, 2002, the Bankruptcy Court issued a memorandum decision overruling certain objections by holders of minority interests in two limited partnerships who disputed the inclusion of their limited partnerships in the DIP Credit Facility. The Bankruptcy Court confirmed the memorandum decision in an order dated August 2, 2002, although one of the objectors has appealed the order. The Debtors and the appealing objector have reached agreement under which the appeal has been stayed.

Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The obligations of, and the ultimate payments by, the Debtors under pre-petition commitments may be substantially altered. This could result in claims being liquidated in Chapter 11 Cases at less than their face value. However, as authorized by the Bankruptcy Court, debt service has continued to be paid on the Company's Project debt.

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

As a condition to contract assumption, the Company will have to be in current compliance with all of its obligations under the assumed contract. With respect to certain of the Company's energy projects, claims have been asserted by counter-parties to contracts the Company wishes to assume. In some instances the Company believes these claims are overstated. Prior to emergence, such claims will be resolved either by negotiation or court proceedings. In addition, the Company is analyzing the contracts pursuant to which it operates energy projects to determine if changes to the Company's financial and organizational structure that will permit it to be in compliance with such contracts at the time of emergence. There can be no assurance that the matters referred to in this paragraph can be resolved. If they cannot, the Company may then reject such contracts.

A public authority in Onondaga County, New York (the "Agency") and the Company have several commercial disputes between them. Among these is a January 16, 2002 demand by the Agency to provide credit enhancement required by a service agreement in the form of a $50 million letter of credit or a guarantee following rating downgrades of the Company's unsecured corporate debt. On February 22, 2002, the Agency issued a notice purporting to terminate its contract with the Company effective May 30, 2002 if such a credit enhancement was not provided, and also demanded an immediate payment of $2 million under the terms of the agreement. The Company commenced a lawsuit in state court with respect to such disputes, as well as the Agency's right to terminate. Following the commencement of the Chapter 11 Cases, the Company removed the case to the federal court in the Northern District of New York and further requested that the matter be transferred to the Bankruptcy Court. On the motion of the Agency, the case was remanded back to state court. In addition, the Agency sought and obtained from the same federal court an injunction preventing the Company from proceeding with an adversary proceeding in the Bankruptcy Court seeking a determination that the automatic stay applied to the litigation, or other related relief. The Company appealed the issuance of the district court's injunction to the Court of Appeals for the Second Circuit and in January 2003 the injunction was vacated. The Bankruptcy Court thereafter issued an order declaring that the Agency's post-petition prosecution of the state court lawsuit violated the automatic stay imposed pursuant to the Bankruptcy Code and preliminarily enjoined and restrained further prosecution of the lawsuit against the Company. The Agency has appealed the Bankruptcy Court order. If the outcome of this matter is determined adversely to the Company, the contract could be terminated and the operating subsidiary and the Company, as guarantor, could incur substantial pre-petition termination obligations and the Company's operating subsidiary could lose its ownership interest in and its rights to operate the project. In addition, the Company could incur substantial obligations to the limited partners in the project.

The Company is reviewing possible restructuring alternatives for the Onondaga County project discussed in the preceding paragraph and three other energy projects in Warren County, New Jersey, the city of Tulsa, Oklahoma and Lake County, Florida. With respect to these projects, there are ongoing discussions with the client communities, or other interested parties, to restructure the project in a manner that will permit each operating subsidiary to reorganize. In each case, such a restructuring would require approval of the Bankruptcy Court. There can be no assurance that the Company's efforts in this regard will result in a final agreement on restructuring any of these four projects, and the Company is unable to assess the likelihood of a restructuring in any of these situations.

If the Company were unable to restructure any of these four projects, it is possible that the Company would be forced to reject the related executory contracts, thereby creating potentially substantial termination liabilities. Because the Company is unable to predict the probability of successful restructuring it cannot estimate the likelihood that such liabilities will be incurred and therefore the impact the restructuring process will have on the Company's assets. Were these liabilities to be incurred, they would be treated as unsecured, general pre-petition claims in the bankruptcy proceeding.

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

In addition, depending upon which projects were unable to be restructured and the Company's overall tax position upon emergence from the bankruptcy proceeding, the Company could incur substantial Federal and state tax liabilities, based on the difference between the unsatisfied debt obligations on these facilities and the tax basis of these facilities. Such taxes may be a priority administrative bankruptcy claim in the bankruptcy proceedings. At December 31, 2002, these four projects had a net book value of approximately $33.7 million. Lastly, the Company could lose its ownership interest in these project assets.

The Company's agreement with a client in Montgomery County, Maryland (the "County") provides that as a result of the rating downgrades of the Company's unsecured corporate debt, the Company was obligated to provide a $50 million letter of credit by January 31, 2003, and failing that, the County could elect to terminate the agreement or receive a $1 million reduction in its annual service fee. At the current time the Chapter 11 proceedings stays the County's ability to terminate. Regardless of the stay, the Company asserts that this is a one-time option. The County maintains that it has a continuous right to rescind the fee reduction and elect termination. It is likely this matter will be resolved as part of the Chapter 11 proceedings and at the time of emergence from bankruptcy the Company will either prevail on its position, provide the letter of credit, negotiate other terms with Montgomery County or the contract will be terminated. The impact on the Company's revenues, net income and assets will depend on how this matter is resolved.

The United States Trustee for the Southern District of New York has appointed an Official Committee of Unsecured Creditors in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Code provides that the Debtors have an exclusive period during which they may file a plan of reorganization. The Debtors, however, have requested and obtained an extension of the exclusivity period and may further request that the Bankruptcy Court extend such exclusivity period. The exclusive period to file a plan currently expires on July 31, 2003.

If the Debtors fail to file a plan of reorganization during the exclusivity period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite number and amount of voting classes before the expiration of the applicable period or if any party in interest successfully moves for the termination of exclusivity, any party in interest may file a plan of reorganization.

After a plan of reorganization has been filed and the form of disclosure statement has been approved by the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors, and equity holders belonging to impaired classes who are entitled to vote. Generally speaking, creditors or equity holders that will receive no distribution under a plan are presumed to vote against such plan and are not sent a copy of the plan and disclosure statement. Following the solicitation period, the Bankruptcy Court will hold a hearing to consider whether to confirm the plan in accordance with the applicable provisions of the Bankruptcy Code. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as otherwise provided under the Bankruptcy Code), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under those provisions, the Bankruptcy Code may confirm a plan notwithstanding the non-acceptance of the plan by one or more impaired classes of creditors or equity holders if certain requirements of the Bankruptcy Code are met. As a result of the amount of pre-petition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock are likely to receive no distribution on account of their equity interests under the plan of reorganization. Because of such possibility, the holders of the Company's capital stock are not expected to receive any value for their shares following the Chapter 11 process.

The Debtors have begun to develop a plan of reorganization premised upon a core Energy operation. In addition, in order to enhance the value of the Company's core business, on September 23, 2002, management announced a reduction in non-plant personnel, closure of satellite development offices and reduction in all other costs not directly related to maintaining operations at their current high levels. As part of the reduction in force, waste to energy and domestic independent power headquarters management were combined and numerous other structural changes were instituted in order to improve management efficiency. Numerous non-energy assets have been disposed of or otherwise eliminated, including the sale of the remaining aviation fueling business as of December 31, 2002. Efforts are on-going to dispose of interests and liabilities relating to the Arrowhead Pond in Anaheim, California (the "Arrowhead Pond"), the Corel Centre near Ottawa, Canada (the "Centre") and the Ottawa Senators Hockey Club of the National Hockey League (the "Team").

The Company has not yet filed a plan of reorganization setting forth its proposal for emergence from the Chapter 11 process. It is reviewing with its secured and unsecured creditors possible capital and debt structures for the reorganized company. As previously disclosed, the restructured entity will likely focus on the U.S. energy and water markets, predominately the waste-to-energy market.

Potential stand-alone reorganization structures many enhance Company cash flows and thereby the value of the reorganized Company by which would increase the recovery of the Company's creditors. Accordingly, the Company is working with its creditors to determine the feasibility and benefits of such structures.

As previously announced, contemporaneously with the commencement of the Chapter 11 Cases, the Company executed a non-binding letter of intent with KKR pursuant to which KKR would acquire the Company. After conducting further due diligence, KKR made a further proposal in the third quarter of 2002, substantially along the lines of the letter of intent. The Company sought to negotiate this proposal with KKR to improve its terms for all creditors. However, since KKR's proposal is contingent upon the Company's secured bank creditors providing new debt financing to the Company upon emergence, KKR's discussions to date with respect to its proposal have been conducted with the Company's bank secured creditors. Based on the statements by the Company's secured bank creditors, the Company believes that KKR has recently reduced the value of its offer and, as such, the Company believes that KKR's recent proposal would result in recoveries that are inferior to what creditors would obtain in a stand-alone structure.

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

The Company is in the process of reconciling recorded pre-petition liabilities with claims filed by creditors with the Bankruptcy Court. The Company recently began this process and has not yet determined the necessary reorganization adjustments, if any. Based on claims received to date, the amount of the claims filed or to be filed by the creditors will be significantly higher than the amount of the liabilities recorded by the Debtors. The Debtors intend to contest claims to the extent they exceed the amounts the Debtors believe may be due.

In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred during the period ended December 31, 2002, (in Thousands):

             Legal and professional fees                            $31,561
             Severance, retention and office closure costs            7,380
             Lease rejection expenses                                   600
             Write off of deferred financing costs                    2,078
             Bank fees related to DIP Credit Facility                 7,487
                                                                    -------
             Total                                                  $49,106
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

Also in accordance with SOP 90-7, interest expense of $3.6 million for the post-petition period ended December 31, 2002, has not been recognized on the Company's subordinated convertible debentures and approximately $10.2 million of other unsecured debt due to the seller of certain independent power projects because the Company currently believes this interest will not ultimately be paid.

Pursuant to SOP 90-7, the Company has segregated and classified certain pre-petition obligations as Liabilities subject to compromise. Liabilities subject to compromise have been recorded at the likely allowed claim amount. The following table sets forth the estimated liabilities of the Company subject to compromise as of December 31, 2002, (in Thousands):

          Debt (See Note 15)                                        $ 138,908
          Debt under credit arrangement (See Notes 4 and 17)          144,691
          Accounts payable                                             44,030
          Other liabilities                                           184,135
          Obligations related to the Centre and the Team              128,500
          Obligations related to Arrowhead Pond                       103,098
          Convertible Subordinated Debentures (See Note 12)           148,650
                                                                    ---------
          Total                                                     $ 892,012
                                                                    =========

As also required by SOP 90-7, below are the condensed combined financial statements of the Debtors since the date of the bankruptcy filing ("the Debtors' Statements"). The Debtors' Statements have been prepared on the same basis as the Company's Financial Statements.


               DEBTORS' CONDENSED COMBINED STATEMENT OF OPERATIONS
             For the period April 1, 2002 through December 31, 2002
                            (In Thousands of Dollars)

Total revenues                                           $ 427,548
Operating costs and expenses                               332,234
Cost allocation from non-Debtor subsidiaries                 7,382
Write down of assets held for use                           22,195
Write down of and obligations related to
     assets held for sale                                   46,000
Equity in earnings of non-Debtor subsidiaries
       (net of tax benefit of $3,578)                      (63,416)

                                                         ---------
Operating loss                                             (43,679)
Reorganization items                                       (49,106)
Interest expense, net                                      (26,838)
                                                         ---------
Loss before income taxes (excluding taxes applicable
  to non-Debtor subsidiaries) and minority interests      (119,623)
Income tax benefit                                           2,290
Minority interests                                          (2,768)
                                                         ---------
Net Loss                                                 $(120,101)
                                                         =========

                   DEBTORS' CONDENSED COMBINED BALANCE SHEETS
                    As of December 31, 2002 and April 1, 2002
                            (In Thousands of Dollars)

                                                December 31, 2002  April 1, 2002
Assets:
Current assets                                     $   414,907     $   397,646
Property, plant and equipment-net                    1,173,222       1,225,181
Investments in and advances to investees
   and joint ventures                                    3,815           3,815
Other assets                                           358,753         357,564
Investments in and advances to non-Debtor
   subsidiaries, net                                    84,678         (18,800)
                                                   -----------      ----------
Total Assets                                       $ 2,035,375     $ 1,965,406
                                                   ===========     ===========

Liabilities:
Current liabilities                                 $  161,908     $    70,098
Long-term debt                                          34,969          17,777
Project debt                                           931,568         989,654
Deferred income taxes                                  136,498         103,272
Other liabilities                                       49,474
Liabilities subject to compromise                      892,012         837,057
Minority interests                                       1,259
                                                   -----------     -----------
Total liabilities                                    2,207,688       2,017,858
Shareholders' Deficit                                 (172,313)        (52,452)
                                                   -----------     -----------
Total Liabilities and Shareholders' Deficit        $ 2,035,375     $ 1,965,406
                                                   ===========     ===========

               DEBTORS' CONDENSED COMBINED STATEMENT OF CASH FLOWS
             For the period April 1, 2002 through December 31, 2002
                            (In Thousands of Dollars)


Net cash used in operating activities                $  84,326
Net cash used in investing activities                  (14,728)
Net cash provided by financing activities              (54,576)
                                                     ---------
Net Increase in Cash and Cash Equivalents               15,022
                                                     ---------
Cash and Cash Equivalents at Beginning of Period        65,791
                                                     ---------
Cash and Cash Equivalents at End of Period           $  80,813
                                                     =========

The Debtors' Statements present the non-Debtor subsidiaries on the equity method. Under this method, the net investments in and advances to non-Debtor subsidiaries are recorded at cost and adjusted for the Debtors' share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The Debtors' Statements also include allocation of $7.4 million of costs incurred by the non-Debtor subsidiaries that provide significant support to the Debtors. All the assets and liabilities of the Debtors and non-Debtors are subject to revaluation upon emergence from bankruptcy.

3.    Discontinued Operations

As a result of the adoption of the plan in 1999 to discontinue the operations of the entertainment and aviation businesses, operating results of those businesses were reported as discontinued operations until December 31, 2000.

At December 31, 2000, the Company reclassified the remaining aviation and entertainment businesses in the December 31, 2000 Consolidated Balance Sheet to show these businesses as assets held for sale (see Note 4).

On March 28, 2002, following approval from the Master Credit Facility lenders (see Note 17,) two of the Company's subsidiaries sold their interests in a power plant and an operating and maintenance contractor based in Thailand. The total sale price for both interests was approximately $27.8 million, and the Company realized a net loss of approximately $17.1 million on this sale after deducting costs relating to the sale. The results of operations of the two subsidiaries for 2001 and 2000 have been reclassified in the Statements of Consolidated Operations and Comprehensive Loss and Statements of Consolidated Cash Flows to conform with the 2002 presentation.

Revenues and income (loss) from discontinued operations (expressed in thousands of dollars) for the year ended December 31, 2002, 2001 and 2000 were as follows:

                                                2002        2001        2000
                                                ----        ----        ----
Revenues                                     $ 10,963    $ 45,847    $ 361,784
                                             --------    --------    ---------
Loss on disposal of businesses                (17,110)                 (96,969)
Operating income (loss)                          (987)      5,090      (66,270)
Interest expense - net                             33         216       (3,422)
                                             --------    --------    ---------
Income (loss) before income taxes
   and minority interests                     (18,064)      5,306     (166,661)

Income tax (expense) benefit                      (15)        (80)      29,165
Minority interests                                213      (1,524)      (2,007)
                                             --------    --------    ---------

Income (loss) from discontinued operations   $(17,866)   $  3,702    $(139,503)
                                             ========    ========    =========

The following is a list of discontinued businesses sold during the year ended December 31, 2000, the gross proceeds from those sales and the realized gain or
(loss) on those sales (expressed in thousands of dollars):

Description of Business                  Gross Proceeds Realized Gain (Loss)

Food and Beverage/Venue Management          $222,577        $116,437
Aviation Ground Handling                      95,728         (31,090)
Parks and Themed Attractions                  38,300        (110,610)
Argentina Airport Privatization               27,500          (3,177)
Aviation Fixed Base Operations                15,552          (7,331)
Fairmont Race Track                           15,356            (481)
Dominican Republic Airport Privatization       3,175           2,313
Other businesses                               4,162          (3,715)
                                            --------        --------
                                            $422,350        $(37,654)
                                            ========        ========

In addition, in 2000 the Company closed all but one of its themed restaurants, disposed of the related assets and negotiated the buyout of the related leases. The Company recorded charges of $39.4 million related to the disposal of those fixed assets, and accrued an additional $11.0 million for rent adjustments, lease buyouts and other costs of disposal. In 2000, the Company also wrote-off its investments in the Isla Magica theme park as a result of the equity and debt restructuring of that park resulting in a charge of $9.0 million. All of these charges are included in Income (Loss) from Discontinued Operations on the Statement of Consolidated Operations and Comprehensive Loss.

4.     Assets Held for Sale and Related Obligations

All remaining non-energy businesses, including remaining aviation and entertainment businesses, were classified as assets held for sale, and related assets and obligations in the Consolidated Balance Sheet, at December 31, 2001 (expressed in thousands of dollars) and were as follows:




Current assets                                                          $57,556
Property, plant and equipment - net                                       4,044
Other assets                                                              6,348
                                                                      ---------
Total assets held for sale                                              $67,948
                                                                      =========

Other current liabilities                                             $(216,859)
Other liabilities                                                          (347)
                                                                      ---------
Obligations related to assets held for sale                           $(217,206)
                                                                      =========

The following is a list of assets held for sale that were sold during the years ended December 31, 2002 and 2001, the gross proceeds from those sales, the realized gain or (loss) on those sales and the write-down of or recognition of liabilities related to assets held for sale.

                                                                                    Writedown or
                                                                                   Recognition of
Description of Business                              Proceeds      Gain (Loss)       Obligations
-----------------------                              --------      -----------       -----------
2002
Port Authority of New York and
   New Jersey Fueling                              $    5,700       $   3,510          $
Non Port Authority Fueling                              1,000           1,000
Metropolitan                                            2,308             248
Casino Iguazu                                           3,439               -
La Rural                                                  500             500
Compania General De Sondeos                                            (1,708)

Arrowhead Pond                                                                           (40,000)
The Centre and The Team                                                                   (6,000)
                                                   ----------       ---------          ---------
Total                                                 $12,947       $   3,550          $ (46,000)
                                                   ==========       =========          =========

2001
Non-Port Authority Fueling                         $   15,200       $  (4,026)         $       -
Colombia Airport Privatization                          9,660           1,404                  -
Rome, Italy Aviation Ground Operations                  9,947           1,855                  -
Spain Aviation Ground Operations                        1,753            (261)                 -
Aviation Fixed Base Operations                          2,098             777                  -
Metropolitan                                                                              (5,369)
Casino Iguazu                                                                             (4,491)
La Rural                                                                                 (16,616)
Compania General De Sondeos                                                                 (358)
IFC Australia                                                                             (1,978)
Arrowhead Pond                                                                           (74,353)
The Centre and The Team                                                                 (140,000)
Datacom                                                                                  (16,810)
Other                                                     197          (2,517)              (891)
                                                   ----------       ---------          ---------
Total                                              $   38,855       $  (2,768)         $(260,866)
                                                   ==========       =========          =========


At December 31, 2000, the Company applied the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" to the Assets held for sale and recorded a pre-tax loss of $77.2 million, related entirely to businesses previously classified in the entertainment segment. This amount is shown in write-down and obligations related to assets held for sale in the 2000 Statement of Consolidated Operations and Comprehensive Loss.

The Company's interests in the Arrowhead Pond, the Centre and the Team have been materially adversely affected by events occurring at the end of 2001 and beginning of 2002. On December 21, 2001 the Company announced that its inability to access the capital markets, the continuing delays in payment of remaining California energy receivables and delays in the sale of aviation and entertainment assets had adversely impacted Covanta's ability to meet cash flows covenants under its Master Credit Facility. The Company also stated that the banks had provided a waiver for the covenants only through January of 2002, had not agreed to provide the additional short-term liquidity the Company had sought and that the Company was conducting a comprehensive review of its strategic alternatives.

On December 27, 2001 and January 11, 2002 the Company's credit rating was reduced by Moody's and Standard & Poor's, respectively. These downgrades triggered requirements to post in excess of $100 million in performance and other letters of credit for energy projects and for which the Company no longer had available commitments under its Master Credit Facility.

The Company required further waivers from its cash flows covenants under its Master Credit Facility for the period after January 2002. On January 31, 2002 the Company announced that it had obtained waivers through the end of March 2002, subject, however, to its meeting stringent cash balance requirements set by its banks.

Among other things, these cash balance requirements prevented the Company from paying interest due on March 1, 2002 on its 9.25% Debentures (the "9.25% Debentures"). In addition, the restrictions prevented contributions to the working capital needs of the Team, the prime tenant of the Centre.

These events resulted in draws during March 2002 on the letters of credit for the $19.0 million and $86.2 million guarantees discussed below with respect to the Team and the Centre, respectively. As a result of drawing on the letters of credit, the Company obtained an interest in the loans that had been secured by the letters of credit that had been drawn.

On April 1, 2002, the Company filed for relief under Chapter 11 of the Bankruptcy Code. (See Note 2).

The events leading up to the bankruptcy filing and the filing itself have materially adversely affected the Company's ability to manage the timing and terms on which to dispose of its interests and related obligations with respect to the Centre, the Team and the Arrowhead Pond, as described below.

With respect to the Centre and the Team, these events led to the termination, in early 2002, of a pending sale of limited partnership interests and related recapitalization of the Team that, if completed as contemplated, would have been expected to stabilize the finances of the Team and the Centre for a considerable period. Given the Company's inability to fund short-term working capital needs of the Team, and given the events described above, the Company is not in a position to manage the timing and terms of disposition of the Team and the Centre in a manner most advantageous to the Company.

Based upon all available information, including an initial offer to purchase dated June 20, 2002 and certain assumptions as to the future use, and considering the factors listed above, the Company recorded a pre-tax impairment charge as of December 31, 2001 of $140.0 million related to the Centre and the Team. As a result of the Team filing for protection under the Canadian Company's Creditor Arrangement Act on January 9, 2003 and the status of the Company's current negotiations to dispose of these interests, an additional $6.0 million pre-tax impairment charge was recorded as of December 31, 2002.

The impairment charges, which have been included in write-down of and obligations related to assets held for sale in the Statements of Consolidated Operations and Comprehensive Loss, represent the Company's current estimate of the net cost to sell its interests in the Centre and Team and to be discharged of all related obligations and guarantees and are included in Liabilities subject to compromise in the December 31, 2002 Consolidated Balance Sheet. The resulting tax benefit of $22.8 million has been included in the deferred income taxes liability at December 31, 2002. However, in view of the proposed sales of these interests, and the need for approval by the Bankruptcy Courts in the United States, the Ontario Superior Court of Justice in Canada, DIP lenders (see
Note 2) and the National Hockey League ("NHL") of such transactions, uncertainty remains as to the actual amount of the impairment and deferred tax benefit.

The Company's guarantees at December 31, 2001 were comprised of a: (1) $19.0 million guarantee of the Team's subordinated loan payable; (2) $86.2 million guarantee of the senior term debt of the Centre; (3) $45.8 million guarantee of the senior subordinated debt of the Centre for which $6.3 million in cash collateral has been posted by the borrower; (4) $3.1 million guarantee of senior secured term debt of the team; (5) guarantee of the interest payments on $37.7 million of senior secured term debt of the Team; (6) guarantee to make working capital advances to the Centre from time to time in amounts necessary to cover any shortfall between certain operating cash flows, operating expenses and debt service of the Centre; and (7) $17.5 million cost for terminated foreign exchange currency swap agreements. The swap agreements had a notional amount of $130.6 million and were entered into by the Centre related to the $86.2 million senior term and $45.8 million senior subordinated debt. These swap agreements had extended originally through December 23, 2002 but were terminated by the counter-parties in May 2002.

The Company's guarantees arose during 1994, when a subsidiary of Covanta entered into a 30-year facility management contract at the Centre pursuant to which it agreed to advance funds to the Team, and if necessary, to assist the Centre's refinancing of senior secured debt incurred in connection with the construction of the Centre. In compliance with these guarantees, the Company entered into agreements pursuant to which it was required to purchase the $19.0 million and $86.2 million series of debt referred to above if such debt was not timely refinanced or upon the occurrences of certain defaults. In March 2002, the holders of the subordinated debt of the Team required the Company to purchase such debt in the total amount (together with accrued and unpaid dividends) of $19.0 million and were paid that amount under a letter of credit for which the Company was the reimbursement party. In addition, in March, as the result of defaults occurring in 2002, the holders of the senior debt relating to the Centre required the Company to purchase such debt in the total amount (together with accrued and unpaid dividends) of $86.2 million and were paid that amount under a letter of credit for which the Company was the reimbursement party. The subordinated secured debt of the Centre in the amount of $45.8 million is also subject to a put right pursuant to the terms of the underlying agreements. Such subordinated secured debt has not been put to the Company, although the holder has the right to do so. The obligation to purchase such debt is not secured by a letter of credit.

In addition to the above impairment charges, and following the termination of the pending sale of limited partnership interests discussed above, the Company also recorded a charge of $5.5 million at December 31, 2001 to fully reserve against receivables due from the Team. The $5.5 million charge was included in Other Operating Costs and Expenses in the 2001 Statement of Consolidated Operations and Comprehensive Loss.

The events set forth above have also materially adversely affected the Company's ability to manage the timing and terms on which to dispose of its interest and related obligations in the Arrowhead Pond. The Company's limited ability to fund short-term working capital needs at the Arrowhead Pond under the DIP credit facility and the need to resolve the bankruptcy case may create the need to dispose of the management contract for the Arrowhead Pond at a time when building revenues are not at levels consistent with past experience. Based upon all the then currently available information, including a recently received valuation and certain assumptions as to the future use, and considering the effects of the events set forth above, the Company recorded an impairment charge as of December 31, 2001 of $74.4 million related to the Company's interest in the Arrowhead Pond.

The $74.4 million charge, which was included in write-down of and obligations related to assets held for sale in the 2001 Consolidated Statement of Consolidated Operations and Comprehensive Loss, represents the write-off of the $16.4 million previous carrying amount at that date and the Company's $58.0 million estimate of the net cost to sell its interests in the long-term management agreement discussed in the following paragraph. The estimated net after tax cost to sell has been included in Liabilities subject to compromise in the December 31, 2002 Consolidated Balance Sheet. The resulting tax benefit of $20.9 million has been included in the deferred income taxes liability at December 31, 2001. However, in view of the proposed sales of this interest, and the need for approval by the Bankruptcy Court and DIP Lenders (see Note 2) of such transactions, uncertainty remains as to the actual amount of the impairment and deferred tax benefit.

A subsidiary of the Company is the manager of the Arrowhead Pond under a long-term management agreement. The Company and the City of Anaheim are parties to a reimbursement agreement to the financial institution which issued a letter of credit in the amount of approximately $117.2 million ($2.1 million of which was drawn on December 4, 2002) which provides credit support for Certificates of Participation issued to finance the Arrowhead Pond project. As part of its management agreement, the manager is responsible for providing working capital to pay operating expenses and debt service (including interest rate swap exposure of $10.4 million at December 31, 2002 and reimbursement of the lender for draws under the letter of credit including draws related to an acceleration by the lender of all amounts payable under the reimbursement agreement) if the revenues of Arrowhead Pond are insufficient to cover these costs. The Company has guaranteed the obligations of the manager. The City of Anaheim has given the manager notice of default under the management agreement. In such notice, the City indicated that it did not propose to exercise its remedies at such time and is stayed from doing so as a result of the Company's Chapter 11 filing.

The Company is also the reimbursement party on a $26.0 million letter of credit and a $1.5 million letter of credit relating to a lease transaction for Arrowhead Pond. The $26.0 million letter of credit, which is security for the lease investor, can be drawn upon the occurrence of an event of default. The $1.5 million letter of credit is security for certain indemnification payments under the lease transaction documents, the amount of which cannot be determined. The lease transaction documents require the Company to provide additional letter of credit coverage from time to time. The additional amount required for 2002 is estimated to be approximately $6.7 million, which the Company has not provided. Notices of default were delivered in 2002 under the lease transaction documents. As a result of the default, parties may exercise remedies, including drawing on letters of credit related to lease transactions and recovering fees to which the manager may be entitled for managing the Arrowhead Pond.

These parties have not at this time sought to exercise remedies while discussions concerning resolution continue. Were the parties to exercise remedies, the amounts that would come due would be pre-petition secured obligations either to the lessor or to the bank honoring a drawn letter of credit.

To reflect the Company's estimate of its total exposure with respect to the Arrowhead Pond, including exercise of remedies by the parties to the lease transaction as a result of the occurrence of an event of default, the Company has recorded in the second quarter of 2002 a pre-tax $40.0 million impairment charge which is included in Liabilities subject to compromise in the December 31, 2002 Consolidated Balance Sheet. The resulting tax benefit of $14.0 million has been included in the deferred income taxes liability at December 31, 2002. However, in view of the proposed disposal of these interests, and the need for approval by the Bankruptcy Court and DIP Lenders of such transactions, uncertainty remains as to the actual amount of the impairment and the deferred tax benefit.

In March 2003, the underlying swap agreement related to the Company's interest rate swap exposure was terminated resulting in a fixed obligation of $10.6 million.

5.    Investments In and Advances to Investees and Joint Ventures

The Company is party to joint venture agreements through which the Company has equity investments in several operating projects and a project that is expected to become operational in the second half of 2003. The joint venture agreements generally provide for the sharing of operational control as well as voting percentages. The Company records its share of earnings from its equity investees on a pre-tax basis and records the Company's share of the investee's income taxes in income tax expense (benefit).

At December 31, 2001, the Company's share of earnings from its equity investees was reduced by a $7.9 million impairment charge, calculated based upon discounted future cash flows and resulting mainly from closing down part of an energy generating facility due to lower demand, related to its Bolivia investment. In December 2002, the Company sold this investment for gross proceeds of approximately $0.9 million resulting in a gain on sale of $0.6 million after selling expenses.

In 2000, the Company acquired an ownership interest in a 106 MW low sulfur furnace heavy fuel oil based diesel engine power plant located in India. Through a share purchase agreement the Company's ownership interest reached 74.8% in 2001. Also in 2000, the Company acquired a 49% interest in a heavy fuel oil based diesel engine power plant also located in India. Upon the plant's achieving commercial operation in February 2001, the Company obtained an additional 11% stake in the plant. As of December 31, 2000, the Company accounted for these investments on the equity method. Because the increased ownership interests gave the Company control, the Company began to consolidate these project companies in the first quarter of 2001.

The Company is a party to a joint venture formed to design, construct, own and operate a coal-fired electricity generation facility in the Quezon Province, The Philippines ("Quezon Joint Venture"). The Company owns 26.125% of, and has invested 27.5% of the total equity in, the Quezon Joint Venture. This project commenced commercial operations in 2000.

In March of 2002, the Company sold its equity interest in the Rojana Power Plant in Thailand contemporaneously with the sale of the Saha Cogeneration Plant. The gross proceeds from this sale were $7.1 million, which resulted in a loss on sale of $6.5 million after selling expenses.

In addition, the Company owns interests of up to 50% in 12 other affiliates which principally own and operate, or are developing, energy facilities.

The December 31, 2002 aggregate carrying value of the investments in and advances to investees and joint ventures of $166.4 million is less than the Company's equity in the underlying net assets of these investees by approximately $1.7 million. The carrying value of $183.2 million at December 31, 2001 was $4.2 million less than the Company's equity in the underlying net assets. These differences of cost over acquired net assets are mainly related to property, plant, and equipment and power purchase agreements of several investees.

At December 31, 2002 and 2001, investments in and advances to investees and joint ventures accounted for under the equity method were comprised as follows (expressed in thousands of dollars):


                                                 Ownership Interest at              December 31,
                                                 December 31, 2002           2002                  2001
                                                 -----------------           ----                  ----

Mammoth Pacific Plant (U.S.)                              50%            $  41,796              $ 53,085
Ultrapower Chinese Station Plant (U.S.)                   50%                8,756                12,133
South Fork Plant (U.S.)                                   50%                1,041                   958
Koma Kulshan Plant (U.S.)                                 50%                4,161                 3,471
Linasa Plant (Spain)                                      50%                2,511                 2,137
Haripur Barge Plant (Bangladesh)                          45%               18,870                17,363
Quezon Power (Philippines)                                26%               82,935                73,861
Rojana Power Plant (Thailand)                    (A)                                              12,377
Empressa Valle Hermoso Project (Bolivia)         (B)                                               1,000
Trezzo Power Plant (Italy)                                13%                3,815                 3,815
Other                                                     various            2,580                 3,031
                                                                         ---------              --------
     Total Investments in Power Plants                                   $ 166,465              $183,231
                                                                         =========              ========


(A)      Rojana plant was sold on March 28, 2002
(B)      Empressa Project was sold on December 5, 2002

The unaudited combined results of operations and financial position of the Company's equity method affiliates are summarized below (expressed in thousands of dollars).


                                                           2002             2001           2000
                                                           ----             ----           ----
Condensed Statements of Operations
for the years ended December 31:
Revenues                                                $305,835         $333,277       $267,359
Gross profit                                             169,954          158,487         62,976
Net income                                                82,892           56,172         67,832
Company's share of net income                             25,076           17,665         24,088

Condensed Balance Sheets at December 31:
Current assets                                          $171,069         $212,074       $235,975
Non-current assets                                     1,082,948        1,261,953      1,351,668
Total assets                                           1,254,017        1,474,027      1,587,643
Current liabilities                                       86,345           96,595        139,384
Non-current liabilities                                  695,789          826,962        826,319
Total liabilities                                        782,134          923,557        965,703


6.    Investments in Marketable Securities Available for Sale

At December 31, 2002 and 2001, marketable equity and debt securities held for current and noncurrent uses, such as nonqualified pension liabilities and a deferred compensation plan, are classified as long-term assets (see Note 10).

Marketable securities at December 31, 2002 and 2001 (expressed in thousands of dollars), include the following:

                                                         2002                            2001
                                              Market Value   Carrying Value   Market Value   Carrying Value
                                              ------------   --------------   ------------   --------------

Classified as Noncurrent Assets:

Mutual and bond funds                          $ 2,353         $ 2,353         $ 2,940         $ 2,940
                                               =======         =======         =======         =======


Proceeds, realized gains and realized losses from the sales of securities classified as available for sale for the years ended December 31, 2002, 2001 and 2000, were $0.6 million, zero, and $0.3 million; $0.6 million, zero and $0.1 million; and $7.2 million, $0.9 million and $0.1 million, respectively. For the purpose of determining realized gains and losses, the cost of securities sold was based on specific identification.

7.    Unbilled Service and Other Receivables

Unbilled service and other receivables (expressed in thousands of dollars) consisted of the following:

                                           2002                   2001
                                           ----                   ----
Unbilled service receivables net         $139,378               $149,624
Notes receivable                            4,335                      -
Other                                       3,927                  1,201
                                         --------               --------
Total                                    $147,640               $150,825
                                         ========               ========


Long-term unbilled service receivables are for services that have been performed for municipalities that are due by contract at a later date and are discounted in recognizing the present value of such services. Current unbilled service receivables, which are included in Receivables on the Consolidated Balance Sheet, amounted to $65.9 million and $62.8 million at December 31, 2002 and 2001, respectively.

8.    Restricted Funds Held in Trust

Restricted funds held in trust are primarily amounts received by third parties relating to projects owned by the Company, and which may be used only for specified purposes. They include debt service reserves for payment of principal and interest on project debt, deposits of revenues received with respect to projects prior to their disbursement as provided in the relevant indenture or other agreements, lease reserves for lease payments under operating leases, and proceeds received from financing the construction of energy facilities. Such funds are invested principally in United States Treasury bills and notes and United States government agencies securities.

Fund balances (expressed in thousands of dollars) were as follows:

                                      2002                       2001
                                      ----                       ----
                             Current   Non-current        Current   Non-current
                             -------   -----------        -------   -----------
Debt service funds           $53,948      $133,300        $48,357      $131,300
Revenue funds                 12,382             -         11,608
Lease reserve funds            3,548        15,731          3,116        15,794
Construction funds               187             -            186
Other funds                   21,974        20,964         29,952        19,915
                             -------      --------         ------      --------
Total                        $92,039      $169,995        $93,219      $167,009
                             =======      ========        =======      ========

9.    Property, Plant and Equipment

Property, plant and equipment (expressed in thousands of dollars) consisted of the following:

                                                          2002             2001
                                                          ----             ----
Land                                                $    5,323       $    8,427
Energy facilities                                    2,075,949        2,239,082
Buildings and improvements                             194,395          207,622
Machinery and equipment                                 79,541           84,930
Landfills                                               13,842           13,661
Construction in progress                                 9,622           15,042
                                                    ----------       ----------
Total                                                2,378,672        2,568,764
Less accumulated depreciation and amortization         716,809          667,453
                                                    ----------       ----------
Property, plant, and equipment - net                $1,661,863       $1,901,311
                                                    ==========       ==========

Depreciation and amortization related to property, plant and equipment amounted to $83.6 million, $87.5 million and $82.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In light of its Chapter 11 bankruptcy filing and proceedings, the Company reviewed the recoverability of its long-lived assets as of June 30, 2002. As a result of the review based upon the future cash flows, the Company recorded, in write-down of assets held for use in the Consolidated Statement of Operations and Comprehensive Loss, a pre-tax impairment charge totaling $101.2 million. The charge related to one domestic and two international projects.

The impairment related to the domestic energy project results from the Company's current inability to improve the operations of, or restructure, the project in order to meet substantial future lease payments. This impairment charge was $22.3 million and resulted in a tax benefit of $7.7 million.

The impairment related to the Magellan Cogeneration Energy project in The Philippines is due to a substantial second quarter governmental imposed reduction of national electricity tariffs, the duration of which is impossible to estimate at this time. The Company recorded a pre-tax impairment charge of $41.7 million related to the net book value of the assets of this project at June 30, 2002. Although this project had $32.1 million of non-recourse debt at June 30 2002, in accordance with SFAS No.144, the Company based the impairment loss upon the measurement of the assets at their fair market value. Accordingly, in the future if there were a foreclosure on or sale of the project, a significant book gain could be recognized on the extinguishment of the remaining non-recourse debt of $30.3 million at December 31, 2002.

The impairment related to the Bataan Cogeneration Energy project in The Philippines results from the fact that the plant sells a portion of its power at a discount to the regional grid tariff. Based on the current operating environment, including the tariff reduction described above, the Company no longer expects the contract for the Bataan project to be extended beyond its current term or to be able to recover the project's current carrying value. Therefore, a pre-tax impairment charge of $37.2 million related to the net book value of the assets of this project was recorded.

The Company will continue to consider alternatives to maximize the value of these projects.

On March 28, 2002, following approval from the Master Credit Facility lenders, three of the Company's subsidiaries sold their interests in two power plants and an operating and maintenance contractor based in Thailand. The total sale price for the power plant and maintenance contractor was approximately $27.8 million, and the Company realized a net loss of approximately $17.1 million on this sale after deducting costs relating to the sale (see Note 3). The total fixed assets included in the sale was $82.5 million.

Although the Company had not decided to sell any of its remaining Asian energy assets as of December 31, 2002, the Company may consider a variety of different strategies with respect to these assets. If the Company were to adopt a formal plan to sell its remaining Asian portfolio in the current market environment, there would be an impairment charge, currently not determinable, for a significant portion of the approximately $186.4 million net book value at December 31, 2002. The ultimate sale of these assets, if any, would be subject to approval by the DIP Credit Facility lenders and may be subject to approval by the Bankruptcy Court.

During 2001, the Company received all of the principal permits necessary to commence construction on a 500 MW gas-fired project in California. However, due to the significant changes in the California energy markets as well as in its own financial situation, in late December 2001 the Company decided to delay project implementation until California market conditions improve and wrote-off, as project development expenses in the Statement of Consolidated Operations and Comprehensive Loss, all of its approximately $24.5 million of previously capitalized costs associated with this project. These costs primarily related to turbine purchase deposits and related termination fees, permit, viability and other development costs, and other assets under construction.

10.    Other Assets

Other assets (expressed in thousands of dollars) consisted of the following:

                                                             2002          2001
                                                             ----          ----
Unamortized bond issuance costs                           $31,389       $39,449
Deferred financing costs                                    7,980         8,590
Non-current securities available for sale (see Note 6)      2,353         2,940
Interest rate swap                                         19,137        13,199
Other                                                       1,068         1,324
                                                          -------       -------
Total                                                     $61,927       $65,502
                                                          =======       =======

11.    Goodwill and Intangibles Assets

The following tables present the Company's intangible assets (excluding goodwill) as of December 31, 2002 and 2001 (in thousands of dollars):

                                                              Accumulated
December 31, 2002                                Gross       Amortization         Net
--------------------------------------------------------------------------------------------

Land rights and other intangibles              $  3,062       $   (698)         $  2,364
Deferred development costs                        5,921           (654)            5,267
                                               --------       --------          --------
Sub-total                                         8,983         (1,352)            7,631

Contract acquisition costs                      115,516        (55,063)           60,453
                                               --------       --------          --------
Total                                          $124,499       $(56,415)         $ 68,084
                                               ========       ========          ========

                                                              Accumulated
December 31, 2001                                Gross       Amortization         Net
--------------------------------------------------------------------------------------------

Land rights and other intangibles              $  3,065       $   (536)         $  2,529
Deferred development costs                        5,942           (260)            5,682
                                               --------       --------          --------
Sub-total                                         9,007           (796)            8,211

Contract acquisition costs                      140,620        (51,590)           89,030
                                               --------       --------          --------
Total                                          $149,627       $(52,386)         $ 97,241
                                               ========       ========          ========


Amortization expense related to intangibles amounted to $6.7 million, $7.2 million and $7.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The estimated future amortization expense of intangible assets as of December 31, 2002 is as follows (in thousands of dollars):

          For the year ended                     Amount
          ------------------                     ------

                2003                           $  5,967
                2004                              5,967
                2005                              5,967
                2006                              5,967
                2007                              5,967
                Thereafter                       38,249
                                               --------
                Total                          $ 68,084
                                               ========

The following table presents the changes in goodwill allocated to the company's reportable segments during fiscal 2002 (in thousands of dollars):


                            Balance at                       Impairment        Balance at
                         December 31,2001       Sold         Adjustments    December 31,2002
----------------------------------------------------------------------------------------------
Domestic energy and          $ 4,517         $               $(4,517)              $0.0
 water
International energy           5,361          (2,264)         (3,097)              (0.0)
Other                            228                            (228)               0.0
                             -------         --------        --------              ----

Total                        $10,106         $(2,264)        $(7,842)              $0.0
                             =======         ========        ========              ====

On June 30, 2002, the Company completed the required impairment evaluation of goodwill in conjunction with its adoption of SFAS No. 142. As a result of current risks and other conditions in its energy business and based upon the expected present value of future cash flows, the Company determined that $7.8 million of goodwill related to its energy business was impaired and was therefore written-off. As required by SFAS No. 142, this adjustment has been accounted for as a cumulative effect of a change in accounting principle as of January 1, 2002, which had no tax impact.

                                                           For the Year Ended December 31,
                                                          ---------------------------------
(In thousands of dollars, except per share amounts)       2002           2001          2000
                                                          ----           ----          ----

Net loss                                               $(178,895)     $(231,027)    $(229,285)

Add back: goodwill amortization, net of tax                                 542           578
                                                       ---------      ---------     ---------
Adjusted net loss                                      $(178,895)     $(230,485)    $(228,707)
                                                       ---------      ---------     ---------

Basic earnings (loss) per common share:
Reported Net loss                                      $   (3.60)     $   (4.65)    $   (4.63)
Goodwill amortization                                                      0.01          0.01
                                                       ---------      ---------     ---------
Adjusted Net loss                                      $   (3.60)     $   (4.64)    $   (4.62)
                                                       =========      =========     =========
Diluted earnings (loss) per common share:
Reported Net loss                                      $   (3.60)     $   (4.65)    $   (4.63)
Goodwill amortization                                                      0.01          0.01
                                                       ---------      ---------     ---------
Adjusted Net loss                                      $   (3.60)     $   (4.64)    $   (4.62)
                                                       =========      =========     =========

12.    Convertible Subordinated Debentures

Convertible subordinated debentures (expressed in thousands of dollars) consisted of the following:

                                                       2002               2001
                                                       ----               ----
6% debentures due June 1, 2002                     $  85,000          $ 85,000
5.75% debentures due October 20, 2002                 63,650            63,650
                                                   ---------          --------
Total                                                148,650           148,650

Less: Liabilities subject to compromise             (148,650)                -
                                                   ---------          --------
Total                                              $       -          $148,650
                                                   =========          ========

The 6% convertible subordinated debentures are convertible into Covanta common stock at the rate of one share for each $39.077 principal amount of debentures. These debentures are redeemable at Covanta's option at 100% face value. The 5.75% convertible subordinated debentures are convertible into Covanta common stock at the rate of one share for each $41.772 principal amount of debentures. These debentures are redeemable at Covanta's option at 100% of face value. By their terms, both series of bonds are subordinated in right of payment to the prior payment in full of the indebtedness of the issuer. Indebtedness is defined to include all obligations, contingent or otherwise, which in accordance with generally accepted accounting principles should be classified as liabilities and in any event all obligations secured by liens on the issuer's property and guarantees and other contingent obligations of the issuer in respect of the indebtedness of others. In accordance with SOP 90-7, since April 1, 2002 interest expense has not been accrued on the subordinated debentures as it is not likely to be paid. As of December 31, 2002 both of these debentures have been included in Liabilities subject to compromise.

13.    Accrued Expenses

Accrued expenses (expressed in thousands of dollars) consisted of the following:

                                                      2002                2001
                                                      ----                ----
Operating expenses                                 $ 89,544           $ 139,771
Severance                                             8,450              21,300
Insurance                                             8,749              24,960
Debt service charges and interest                    29,330              31,234
Municipalities' share of energy revenues             35,166              39,158
Payroll                                              24,201              22,134
Payroll and other taxes                               7,602               9,435
Lease payments                                       13,903              15,644
Pension and profit sharing                           16,267              16,448
Other                                                21,752              42,304
                                                  ---------            --------
Total                                             $ 254,964            $362,388
                                                  =========            ========

14.    Deferred Income

Deferred income (expressed in thousands of dollars) consisted of the following:

                                                          2002                         2001
                                                   Current    Non-current      Current    Non-current
                                                   -------    -----------      -------    -----------
Power sales agreement prepayment                   $ 9,001       $138,305      $ 9,001       $147,306
Sale and leaseback arrangements                      1,524         12,695        1,523         14,219
Advance billings to municipalities                  13,262              -       11,088              -
Other                                               17,615              -       21,082              -
                                                   -------       --------      -------       --------
Total                                              $41,402       $151,000      $42,694       $161,525
                                                   =======       ========      =======       ========

In 1998, the Company received a payment for future energy deliveries required under a power sales agreement. This prepayment is being amortized straight-line over the life of the agreement. The gains from sale and leaseback transactions consummated in 1986 and 1987 were deferred and are being amortized as a reduction of rental expense over the respective lease terms. Advance billings to various customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided.

15.    Long-Term Debt

Long-term debt (expressed in thousands of dollars) consisted of the following:

                                                         2002           2001
Adjustable-rate revenue bonds due 2014-2024           $       -        $124,755
9.25% debentures due 2022                               100,000         100,000
Other long-term debt                                     79,137          86,936
                                                      ---------        --------
Total                                                   179,137         311,691
Less amounts subject to compromise                     (138,908)              -
Less current portion of long term debt                  (16,450)        (13,089)
                                                      ----------       --------
Total                                                 $  23,779        $298,602
                                                      =========        ========

The adjustable-rate revenue bonds are adjusted periodically to reflect current market rates for similar issues, generally with an upside cap of 15%. The average rate for this debt was 1.39% and 2.52% in 2002 and 2001, respectively. Beginning in April 2002 and in connection with the Company's Chapter 11 filing, trustees for these bonds declared the principal and accrued interest on such bonds due and payable immediately. Accordingly, letters of credit supporting these bonds have been drawn in the amount of $125.1 million and the Company is presently not able to reissue these bonds (see Note 17 for further discussion).

The Company's 9.25% Debentures are, to the extent required by their terms, equally and ratably secured by the security interests granted under the Company's Revolving Credit and Participation Agreement (see Note 17). On March 1, 2002, the Company availed itself of the 30-day grace period provided under the terms of its 9.25% Debentures due March 2022, and did not make the interest payment due on March 1, 2002 at that time. Following the commencement of the Chapter 11 Cases in April 2002, the Company has not made interest payments on the 9.25% Debentures. As of December 31, 2002 the 9.25% Debentures have been included in Liabilities subject to compromise.

Other long-term debt includes the following obligations:

        $28.4 million, related to a sale and leaseback arrangement relating to an energy facility. This arrangement is accounted for as a financing, has an effective interest rate of approximately 5%, and extends through 2017. As of December 31, 2002, this obligation is included in Liabilities subject to compromise.

        $22.5 million resulting from the sale of limited partnership interests in and related tax benefits of an energy facility, which has been accounted for as a financing for accounting purposes. This obligation has an effective interest rate of 10% and extends through 2015.

        $12.5 million relating to the buyout of operating leases at a geothermal plant and a fluid field. On February 11, 2002 the Company restructured these notes extending their maturity from April 2002 to July 2003, and, therefore, these notes are classified as current maturities of long-term debt in the December 31, 2002 Consolidated Balance Sheet. These notes bear interest at the three-month Eurodollar rate plus 4.75% (6.15% at December 31, 2002). These notes are to be paid from substantially all available cash generated by the related plant and the fluid field. This debt is secured by all the Company's assets relating to the geothermal plant and fluid field.

        $1.5 million note associated with the acquisition of energy assets. The note bears interest at 6.0% and matures in 2009. As of December 31, 2002, this note is included in Liabilities subject to compromise.


The maturities on long-term debt including capital lease obligations, net of liabilities subject to compromise, (expressed in thousands of dollars) at December 31, 2002 were as follows:

                  2003                                $ 16,450
                  2004                                      24
                  2005                                      24
                  2006                                   1,838
                  2007                                       5
                  Later years                           21,888
                                                      --------

                  Total                                 40,229
                  Less current portion                 (16,450)
                                                      --------

                  Total long-term debt                $ 23,779
                                                      ========

See Note 17 for a description of the credit arrangements of the Company.

16.    Project Debt

Project debt (expressed in thousands of dollars) consisted of the following:

                                                                                  2002                2001
                                                                                  ----                ----
Revenue Bonds Issued by and Prime Responsibility of Municipalities:
3.625-6.75% serial revenue bonds due 2003 through 2011                       $  334,965           $  373,045
5.0-7.0% term revenue bonds due 2003 through 2015                               302,230              319,734
Adjustable-rate revenue bonds due 2006 through 2013                             130,330              133,540
                                                                             ----------           ----------

Total                                                                           767,525              826,319
                                                                             ----------           ----------

Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues
Guaranteed by Third Parties:
5.25-8.9% serial revenue bonds due 2003 through 2008                             58,620               69,193
                                                                             ----------           ----------

Other Revenue Bonds:
4.7-5.5% serial revenue bonds due 2003 through 2015                              79,390               86,365
5.5-6.7% term revenue bonds due 2014 through 2019                                68,020               68,020
                                                                             ----------           ----------

Total                                                                           147,410              154,385
                                                                             ----------           ----------

Other project debt                                                              154,662              252,484
                                                                             ----------           ----------

Total long-term project debt                                                 $1,128,217           $1,302,381
                                                                             ==========           ==========

Project debt associated with the financing of waste-to-energy facilities is generally arranged by municipalities through the issuance of tax-exempt and taxable revenue bonds. The category, "Revenue Bonds Issued by and Prime Responsibility of Municipalities," includes bonds issued with respect to projects owned by the Company for which debt service is an explicit component of the Client Community's obligation under the related service agreement. In the event that a municipality is unable to satisfy its payment obligations, the bondholders' recourse with respect to the Company is limited to the waste-to-energy facilities and restricted funds pledged to secure such obligations.

The category "Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties" includes bonds issued to finance two facilities for which contractual obligations of third parties to deliver waste ensure sufficient revenues to pay debt service, although such debt service is not an explicit component of the third parties' service fee obligations.

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

Payment obligations for the project debt associated with waste-to-energy facilities owned by the Company are limited recourse to the operating subsidiary and non-recourse to the Company, subject to construction and operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective waste-to-energy facilities and related assets. At December 31, 2002, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $1,297.3 million and restricted funds held in trust of approximately $219.5 million.

The interest rates on adjustable-rate revenue bonds are adjusted periodically based on current municipal-based interest rates. The average adjustable rate for such revenue bonds was 1.54% and 0.83% at December 31, 2002 and 2001, respectively, and the average adjustable rate for such revenue bonds was 1.35% and 2.47% during 2002 and 2001, respectively.

Other project debt includes the following obligations:

         $4.0 million due to a financial institution as part of the refinancing of project debt in the category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." The debt service associated with this loan is included as an explicit component of the Client Community's obligation under the related service agreement. A portion of the funds was retained in the Company's restricted funds and is loaned to the Client Community each month to cover the Client Community's monthly service fees. The Company's repayment for the other part of the loan is limited to the extent repayment is received from the Client Community. This obligation has an effective interest rate of 7.06% and extends through 2005.

         $8.4 million due to financial institutions which bears interest at an adjustable rate that was the three-month LIBOR rate plus 1.4% (2.83% at December 31, 2002). The debt extends through 2005 and is secured by substantially all the assets of a subsidiary that owns various power plants in the United States, which had a carrying value of approximately $86.0 million at December 31, 2002, and $5.0 million funded into an escrow account.

         $25.8 million due to financial institutions for the purchase of the Magellan Cogeneration Inc. power plant in The Philippines. This debt bears interest at rates equal to the three-month LIBOR (1.42% at December 31, 2002) plus spreads that increase from plus 4.5% until June 2005, to plus 4.875% from June 2005 to June 2007. The rate was 5.92% at December 31, 2002. This debt is non-recourse to Covanta and is secured by all assets of the project, which had no net carrying value at December 31, 2002, and all revenues and contracts of the project and by a pledge of the Company's ownership in the project.

         $48.7 million due to a financial institution. This debt relates to the construction of a second heavy fuel oil fired diesel engine power plant in India. It is denominated in Indian rupees and bears interest at rates ranging from 13.6% to 16.46%. The debt extends through 2010, is non-recourse to Covanta and is secured by the project assets, which had a net book value at December 31, 2002 of approximately $75.8 million.

         $48.0 million due to financial institutions, of which $28.7 million is denominated in U.S. dollars and $19.3 million is denominated in Indian rupees. This debt relates to the construction of a heavy fuel oil fired diesel engine power plant in India. The U.S. dollar debt bears interest at the three-month LIBOR, plus 4.5% (6.31% at December 31, 2002). The Indian rupee debt bears interest at rates ranging from 16% to 16.5% at December 31, 2002. The debt extends through 2011, is non-recourse to Covanta, and is secured by the project assets, which had a net carrying value of approximately $86.4 million at December 31, 2002.

         $19.7 million obligation of a limited partnership acquired by subsidiaries of Covanta and represents the lease of a geothermal power plant, which has been accounted for as a financing, has an effective interest rate of 5.3% and extends into 2008 with options to renew for additional periods and has a fair market value purchase option at the conclusion of the initial lease term. Payment obligations under this lease arrangement are limited to assets of the limited partnership and revenues derived from a power sales agreement with a third party, which are expected to provide sufficient revenues to make rental payments. Such payment obligations are secured by all the assets, revenues, and other benefits derived from the geothermal power plant, which had a net carrying value of approximately $59.7 million at December 31, 2002. Revenues of the limited partnership are contractually required by the lessor to be deposited into a series of escrow accounts administered by an independent escrow agent. A letter agreement with the lessor, as amended on December 20, 2000, also required that if Covanta's senior debt rating fell below investment grade, the limited partnership would commence depositing funds into a lease reserve account pursuant to the existing project document until $7,500,000 was in the account. On January 16, 2002, Covanta's senior debt rating fell below investment grade, as defined. On May 13, 2002, the Bankruptcy Court issued a final order (the "Final Order") approving certain changes to the existing lease documents negotiated as a result of the limited partnership's bankruptcy filing on April 1, 2002. Under the Final Order, the limited partnership agreed to make all lease payments due after the Petition Date. The Final Order did not authorize the limited partnership to pay any lease amounts due prior to April 1, 2002, but instead ordered the limited partnership to place that amount in escrow and accrue interest. The pre-petition lease payments being held in escrow would be paid to the lessor with interest if the limited partnership assumes the lease. If the limited partnership rejects the lease the escrowed funds and interest would be returned to the limited partnership. Pursuant to the Final Order, the limited partnership is not required to fund the lease reserve account until the earliest of (1) the effective date of a plan of reorganization, (2) expiration of the debtor in possession facility, but no later than October 1, 2003, and (3) a default arising after the Petition Date. On June 27, 2002 and in compliance with the Final Order, the Bankruptcy Court approved an Order Authorizing Assumption of Certain Inter-company Agreements authorizing the limited partnership to assume executory contracts and agreements with related parties.

At December 31, 2002, the Company had one interest rate swap agreement that economically fixes the interest rate on certain adjustable-rate revenue bonds. The swap agreement was entered into in September 1995 and expires in January 2019. This swap agreement relates to adjustable rate revenue bonds in the category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the Client Community's obligation under the related service agreement. Therefore, all payments made, or received under the swap agreement are a passthrough to the Client Community. Under the swap agreement, the Company will pay an average fixed rate of 9.8% for 2002 through January 2005, and 5.18% thereafter through January 2019, and will receive a floating rate equal to the rate on the adjustable rate revenue bonds, unless certain triggering events occur (primarily credit events), which results in the floating rate converting to either a set percentage of LIBOR or a set percentage of the BMA Municipal Swap Index, at the option of the swap counterparty, (see Note 1). In the event the Company terminates the swap prior to its maturity, the floating rate used for determination of settling the fair value of the swap would also be based on a set percentage of one of these two rates at the option of the counterparty. For the years ended December 31, 2002, 2001 and 2000, the floating rate on the swap averaged 1.41%, 2.46% and 4.09%, respectively. The notional amount of the swap at December 31, 2002 was $80.2 million and is reduced in accordance with the scheduled repayments of the applicable revenue bonds. The counterparty to the swap is a major financial institution. The Company believes the credit risk associated with nonperformance by the counterparty is not significant. The swap agreement resulted in increased debt service expense of $3.4 million, $2.2 million and $1.1 million for 2002, 2001 and 2000, respectively. The effect on Covanta's weighted-average borrowing rate of the project debt was an increase of 0.25%, 0.17% and 0.07%, for 2002, 2001 and 2000, respectively.

The maturities on long-term project debt (expressed in thousands of dollars) at December 31, 2002 were as follows:


               2003                                      $  115,165
               2004                                         116,757
               2005                                         117,631
               2006                                         116,332
               2007                                         125,366
               Later years                                  652,131
                                                         ----------

               Total                                     $1,243,382
               Less current portion                         115,165
                                                         ----------
               Total long-term project debt              $1,128,217
                                                         ==========

See Note 17 for a description of the credit arrangements of the Company.

17.    Credit Arrangements

The Company entered into a Revolving Credit and Participation Agreement (the "Master Credit Facility") on March 14, 2001. The Master Credit Facility is secured by substantially all of the Company's assets and was scheduled to mature on May 31, 2002 without being fully discharged by the DIP Credit Facility discussed below. This, as well as the non-compliance with certain required financial ratios also discussed below and possible other items, has caused the Company to be in default of its Master Credit Facility. However, on April 1, 2002, the Company and 123 of its subsidiaries each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code that, among other things, acts as a stay of enforcement of any remedies under the Master Credit Facility against any debtor company.

In connection with the bankruptcy petition, the Company and most of its subsidiaries, have entered into a Debtor In Possession Credit Agreement (as amended, the "DIP Credit Facility") with the lenders who provided the revolving credit facility under the Master Credit Facility. On April 5, 2002, the Bankruptcy Court issued its interim order approving the DIP Credit Facility and on May 15, 2002, a final order approving the DIP Credit Facility. On August 2, 2002, the Bankruptcy Court issued an order that overruled objections by holders of minority interests in two limited partnerships who disputed the inclusion of the limited partnerships in the DIP Credit Facility. Although the holders of such interests at one of the limited partnerships have appealed the order, they have reached an agreement with the Company that in effect defers the appeal. The DIP Credit Facility's current terms are described below.

The DIP Credit Facility, is now an approximately $240.0 million facility largely for the continuation of existing letters of credit and is secured by all of the Company's domestic assets not subject to liens of others and generally 65% of the stock of certain of its foreign subsidiaries. Obligations under the DIP Credit Facility will have senior status to other pre-petition secured claims and the DIP Credit Facility is now the operative debt agreement with the Company's banks. The Master Credit Facility remains in effect to determine the rights of the lenders who are a party to it with respect to obligations not continued under the DIP Credit Facility. However the enforcement of any remedies triggered by a default under the Master Credit Facility is stayed against the Debtors by the Chapter 11 proceeding.

As of March 31, 2002, letters of credit had been issued in the ordinary course of business under the Master Credit Facility for the Company's benefit using up most of the available line under that facility. The Master Credit Facility also provided for the coordinated administration of certain letters of credit issued in the normal course of business to secure performance under certain energy contracts (totaling $203 million), letters of credit issued to secure obligations relating to the entertainment businesses (totaling $153 million; which includes an additional $2.1 million that was drawn in December, 2002) largely with respect to the Anaheim and Ottawa projects described in Note 4 to the Consolidated Financial Statements, letters of credit issued in connection with the Company's insurance program (totaling $39 million), and letters of credit used for credit support of the Company's adjustable rate revenue bonds (totaling $127 million).

Beginning in April 2002 and pursuant to the Company's Chapter 11 filing, trustees for the Company's adjustable rate revenue bonds declared the principal and accrued interest on such bonds due and payable immediately. Accordingly, letters of credit supporting these bonds have been drawn in the amount of $125.1 million and the Company is presently not able to reissue these bonds.

Of these remaining outstanding letters of credit at December 31, 2002, approximately $151.8 million secured indebtedness is included in the Company's Balance Sheet and $60.9 million relates to other commitments. Additional letters of credit of approximately $172.3 million principally secured the Company's obligation under energy contracts to pay damages in the unlikely event of non-performance. These letters of credit were generally available for drawing upon if the Company defaulted on the obligations secured by the letters of credit or failed to provide replacement letters of credit as the current ones expire.

At the time the Master Credit Facility was executed, the Company had believed that it would be able to meet the liquidity covenants in the Master Credit Facility, timely discharge its obligations on maturity of the Master Credit Facility and repay or refinance its convertible subordinated debentures from cash generated by operations, the proceeds from the sale of its non-energy businesses and access to the capital markets. However, a number of factors in 2001 and 2002 affected these plans, including:

         (1) The power crisis in California substantially reduced the Company's liquidity in 2001 as a result of California utilities' failure to pay timely for power purchased from the Company;

         (2) The sale of non-energy assets took longer and yielded substantially less proceeds than anticipated; and

         (3) A general economic downturn during 2001 and a tightening of credit and capital markets, particularly for energy companies which were substantially exacerbated by the bankruptcy of Enron Corporation.

As a result of a combination of these factors in 2001 and early 2002, the Company was forced to obtain seven amendments to the Master Credit Facility. Also, because of the California energy crisis, public analyses raising doubt about the financial viability of the independent power industry, the Enron crisis, the decline in financial markets as a result of the events of September 11, 2001 and the drop in the demand for securities of independent power companies, the Company was unable to access capital markets.

In 2001, the Company also began a wide-ranging review of strategic alternatives given the very substantial maturities in 2002, which far exceeded the Company's cash resources. In this connection, in the last six months of 2001 and the first quarter of 2002, the Company sought potential minority equity investors, conducted a broad-based solicitation for indications of interest in acquiring the Company among potential strategic and financial buyers and investigated a combined private and public placement of equity securities. On December 21, 2001, in connection with a further amendment to the Master Credit Facility, the Company issued a press release stating its need for further covenant waivers and for access to short-term liquidity. Following this release, the Company's debt rating by Moody's and Standard & Poor's was reduced below investment grade on December 27, 2001 and January 16, 2002, respectively. These downgrades further adversely impacted the Company's access to capital markets and triggered the Company's commitments to provide $100 million in additional letters of credit in connection with two waste-to-energy projects and the draws during March of 2002 of approximately $105.2 million in letters of credit related to the Centre and the Team. On March 1, 2002, the Company availed itself of the 30-day grace period provided under the terms of its 9.25% Debentures due March 2022, and did not make the interest payment due March 1, 2002 at that time.

On April 1, 2002 the Company publicly announced that as a result of the review the Company:

         (1) Determined that reorganization under the Bankruptcy Code represented the only viable venue to reorganize the Company's capital structure, complete the disposition of its remaining non-energy entertainment and aviation assets, and protect the value of the energy and water franchise;

         (2) Entered into a non-binding Letter of Intent with the investment firm KKR under which a KKR affiliate would acquire the Company upon emergence from Chapter 11; and

         (3) Announced a strategic restructuring program to focus on the U.S. energy and water market, expedite the disposition of non-energy assets and, as a result, reduce overhead costs.

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

In connection with its bankruptcy filing, the Company entered into the DIP Credit Facility, as amended. The DIP Credit Facility comprises two tranches. The Tranche A Facility provides the Company with a credit line of approximately $12.8 million in commitments for the issuance of certain letters of credit and for cash borrowings under a revolving credit line. The Tranche B Facility consists of approximately $232.8 million in commitments solely for the extension of, or issuance of letters of credit to replace certain existing letters of credit.

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

On April 8, 2002, under its DIP Credit Facility, the Company paid a facility fee of approximately $1.0 million equal to 2% of the amount of the Tranche A commitments, $2.5 million of agent fees and $0.5 million of lender advisor fees. During 2002 the Company paid additional amendment fees and agent fees of $1.1 million and $0.8 million, respectively.

In addition, the Company pays a commitment fee based on utilization of the facility of between .50% and 1% of the unused Tranche A commitments. The Company also pays a fronting fee for each Tranche A and Tranche B letter of credit equal to the greater of $500 and 0.25% of the daily amount available to be drawn under such letter of credit, as well as letter of credit fees of 3.25% on Tranche A letters of credit and 2.50% on Tranche B letters of credit, calculated over the daily amount available for drawings thereunder. These fees totaled $5.5 million at December 31, 2002.

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

In addition, the DIP Credit Facility, as amended, includes the following reporting covenants:

         (1) Cash flow: (a) biweekly operating and variance reports and monthly compliance reports for total and specific expenditures, and (b) monthly budget and 13 week forecast updates;

         (2) Financial statements: (a) provide quarterly financial statements within 60 days of the end of each of the Company's first three fiscal quarters, or in lieu thereof, a copy of its Quarterly Report on Form 10Q, (b) provide annual audited financial statements within 120 days of the end of the Company's fiscal year or in lieu thereof, a copy of its Annual Report on Form 10K, and (c) achieve quarterly minimum cumulative consolidated operating income targets for April 1, 2003 through October 31, 2003.

         (3) Other: (a) deliver, when available, the Chapter 11 restructuring plan, and (b) provide other information as reasonably requested by the DIP Lenders.

Currently, the Company is in compliance with all of the covenants of the DIP Credit Facility, as amended.

The Company has not made any cash borrowings under its DIP Credit Facility, as amended, but approximately $4.7 million in new letters of credit have been issued under the Tranche A of the Credit facility.

The DIP Credit Facility initially was schedule to mature on April 1, 2003. On March 28, 2003 the DIP Credit Facility was extended through October 1, 2003 and may, with the consent of DIP Lenders holding more than 66-2/3% of the Tranche A Facility, be extended for an additional period of six months. There are no assurances that the DIP lenders will agree to an extension. At ultimate maturity, all outstanding loans under the DIP Credit Facility must be repaid, outstanding letters of credit must be discharged or cash-collateralized, and all other obligations must be satisfied or released. On March 25, 2003 an extension fee of $0.1 million was paid by the Company to the DIP Lenders.

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

18.    Other Liabilities

Other liabilities (expressed in thousands of dollars) consisted of the following:

                                                    2002                  2001
                                                    ----                  ----
Interest rate swap                              $ 19,137              $ 13,199
Workmen's compensation reserve                                          28,737
Accrued interest                                   7,270                28,295
California receivables loan                                             30,194
Project lease reserves                            30,071                28,875
Post-retirement reserves                          12,190                11,338
Other                                             11,701                33,707
                                                --------              --------
Total                                           $ 80,369              $174,345
                                                ========              ========


19.    Preferred Stock

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

20.    Common Stock and Stock Options

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

In 1999, Covanta adopted a nonqualified stock option plan (the "1999 Plan"). Under this plan, nonqualified options, incentive stock options, limited stock appreciation rights ("LSAR's") and performance-based cash awards may be granted to employees and outside directors to purchase Covanta common stock at an exercise price not less than 100% of the fair market value of the common stock on the date of grant which become exercisable over a three-year period from the date of grant. These options are exercisable for a period of ten years after the date of grant. In addition, performance-based cash awards may also be granted to employees and outside directors. As adopted, the 1999 Plan calls for up to an aggregate of 4,000,000 shares of Covanta common stock to be available for issuance upon the exercise of such options and LSAR's, which may be granted over a ten-year period ending May 19, 2009. At December 31, 2002, 2,042,032 shares were available for grant.

Effective January 1, 2000, the 1999 Plan was amended and restated to change the name of the plan to the "1999 Stock Incentive Plan" and to include the award of restricted stock to key employees based on the attainment of pre-established performance goals. The maximum number of shares of common stock that is available for awards of restricted stock is 1,000,000. As of December 31, 2002, no awards of restricted stock have been made under the plan.

Under the foregoing plans, Covanta issued 3,952,900 LSAR's between 1990 and 2001 in conjunction with the stock options granted. These LSAR's are exercisable only during the period commencing on the first day following the occurrence of any of the following events and terminate 90 days after such date: the acquisition by any person of 20% or more of the voting power of Covanta's outstanding securities; the approval by Covanta shareholders of an agreement to merge or to sell substantially all of its assets; or the occurrence of certain changes in the Company's Board of Directors. The exercise of these limited rights entitles participants to receive an amount in cash with respect to each share subject thereto, equal to the excess of the market value of a share of Covanta common stock on the exercise date or the date these limited rights became exercisable, over the related option price.

In February 2000, Covanta adopted (through an amendment to the 1999 Stock Incentive Plan) the Restricted Stock Plan for Key Employees (the "Key Employees Plan") and the Restricted Stock Plan for Non-Employee Directors (the "Directors Plan"). The Plans, as amended, call for up to 500,000 shares and 160,000 shares, respectively, of restricted Covanta common stock to be available for issuance as awards. Awards of restricted stock will be made from treasury shares of Covanta common stock, par value $.50 per share. The Company accounts for restricted shares at their market value on their respective dates of grant. Restricted shares awarded under the Directors Plan vest 100% at the end of three months from the date of award. Shares of restricted stock awarded under the Key Employees Plan are subject to a two-year vesting schedule, 50% one year following the date of award and 50% two years following the date of award. As of December 31, 2002, an aggregate of 169,198 shares of restricted stock had been awarded under the Key Employees Plan and an aggregate of 95,487 shares of restricted stock had been awarded under the Directors Plan. The total compensation cost recorded by the Company in 2002, 2001 and 2000 relating to the restricted stock plans was zero, $2.2 million and $0.7 million, respectively.

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

Information regarding the Company's stock option plans is summarized as follows:

                                                                                                Weighted-Average
                                             Option Price                                               Exercise
                                                Per Share       Outstanding        Exercisable             Price
                                                ---------       -----------        -----------             -----
1986 Plan:
December 31, 1999, balance                  $18.31-$22.50           570,500            570,500         $19.01

Cancelled                                          $18.31          (475,000)          (475,000)        $18.31
                                                   ------          --------           --------         ------
December 31, 2000, balance                         $22.50            95,500             95,500         $22.50
Cancelled                                          $22.50           (85,500)           (85,500)        $22.50
                                                   ------          --------           --------         ------
December 31, 2001, balance                         $22.50            10,000             10,000         $22.50
                                                   ------            ------             ------         ------
December 31, 2002, balance                         $22.50            10,000             10,000         $22.50
                                                   ------            ------             ------         ------


1990 Plan:
December 31, 1999, balance                  $18.31-$29.38         4,274,500          2,640,800         $21.14
Granted                                             $9.97            50,000                             $9.97
Became exercisable                          $20.06-$29.38                              450,900
Cancelled                                   $18.31-$26.78        (1,956,000)        (1,580,500)        $21.29
                                            -------------        ----------         ----------         ------
December 31, 2000, balance                   $9.97-$29.38         2,368,500          1,511,200         $23.56
Became exercisable                           $9.97-$29.38                              268,600
Cancelled                                   $20.06-$26.78          (559,500)          (436,800)        $23.51
                                            -------------        ----------           --------         ------
December 31, 2001, balance                   $9.97-$29.38         1,809,000          1,343,000         $23.51

Became exercisable                           $9.97-$29.38                              200,000
Cancelled                                   $20.06-$26.78          (272,000)          (235,000)        $23.03
                                            -------------        ----------           ---------         ------
December 31, 2002, balance                   $9.97-$29.38         1,537,000          1,308,000         $23.43
                                            -------------        ----------          ---------         ------
1999 Plan:
December 31, 1999, balance                   $8.66-$26.59         1,437,400                            $13.13
Granted                                      $9.97-$14.77            78,000                            $12.61
Became exercisable                           $8.66-$26.59                              474,033
Cancelled                                   $11.78-$14.73           (26,500)            (2,500)        $12.34
                                            -------------         ---------            -------         ------
December 31, 2000, balance                   $8.66-$26.59         1,488,900            471,533         $13.12
Granted                                     $16.18-$20.23           685,100                            $17.29
Exercised                                   $11.28-$14.73           (62,863)           (62,863)        $12.85
Became exercisable                           $8.66-$26.59                              443,509
Cancelled                                   $11.28-$17.59          (153,169)           (20,500)        $13.52
                                            -------------         ---------           --------         ------
December 31, 2001, balance                   $8.66-$26.59         1,957,968            831,679         $14.68
Became exercisable                           $8.66-$26.59                              613,280
Cancelled                                   $11.28-$20.23          (181,633)           (52,399)        $14.23
                                            -------------         ---------           --------         ------
December 31, 2002, balance                   $8.66-$26.59         1,776,335          1,392,560         $13.76
                                             ------------         ---------          ---------         ------

Total December 31, 2002                      $8.66-$29.38         3,323,335          2,710,560         $18.46
                                             ------------         ---------          ---------         ------

The following table summarizes information about stock options outstanding at December 31, 2002:


                   Options Outstanding                                                 Options Exercisable
-------------------------------------------------------------------------------------------------------------------
Range of            Number of         Weighted-Average       Weighted-Average     Number of        Weighted-Average
Exercise            Shares            Remaining              Exercise             Shares           Exercise
Prices              Outstanding       Contractual Life       Price                Outstanding      Price

   $8.66-$12.98       811,300               6.9 Years            $11.52             764,970          $11.57
  $14.10-$21.15     1,284,035               6.5 Years            $17.29             916,590          $17.20
  $21.50-$29.38     1,228,000               3.9 Years            $25.01           1,029,000          $24.70
  -------------     ---------               ---------            ------           ---------          ------
   $8.66-$29.38     3,323,335               5.7 Years            $18.73           2,710,560          $18.46
   ------------     ---------               ---------            ------           ---------          ------


The weighted-average exercise prices for all exercisable options at December 31, 2002, 2001 and 2000 were $18.46, $19.34, and $20.67, respectively.

At December 31, 2002, there were 9,789,301 shares of common stock reserved for the exercise of stock options, the issuance of restricted stock and the conversion of preferred shares and debentures.

In 1998, Covanta's Board of Directors authorized the purchase of shares of the Company's common stock in an amount up to $200 million. From 1998 through February 22, 1999, 2002, 2,223,000 shares of common stock were purchased at a total cost of $58.9 million. No shares were purchased during 2002 and 2001.

Existing common stock and stock option holders are not expected to participate in the new capital structure or receive any value following the Chapter 11 process (see Note 2).

21.    Shareholders' Rights Agreement

In 1990, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") on each outstanding share of common stock pursuant to a Rights Agreement. In 2000, the Board of Directors amended and extended the Rights Agreement. Among other provisions, each Right may be exercised to purchase a one one-hundredth share of a new series of cumulative participating preferred stock at an exercise price of $80, subject to adjustment. The Rights may only be exercised after a party has acquired 15% or more of the Company's common stock or commenced a tender offer to acquire 15% or more of the Company's common stock. The Rights do not have voting rights, expire October 2, 2010, and may be redeemed by the Company at a price of $0.01 per Right at any time prior to the acquisition of 15% of the Company's common stock.

In the event a party acquires 15% or more of the Company's outstanding common stock in accordance with certain defined terms, each Right will then entitle its holders (other than such party) to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice the Right's exercise price. At December 31, 2002, 49,824,251 Rights were outstanding, but are not expected to have any function or value following the Chapter 11 process.

22.    Foreign Exchange

Foreign exchange translation adjustments net of tax for 2002, 2001 and 2000, amounting to $1.5 million, $4.0 million, and $8.0 million, respectively, have been charged directly to Other Comprehensive Loss. In 2002, $1.2 million was reclassified to loss on sale of businesses and $0.3 million was reclassified to loss from discontinued operations. In 2001, $7.0 million relating to the sale or write-down of assets held for sale was reclassified to gain (loss) on sale of businesses ($6.7 million) and write-down of assets held for sale ($0.3 million). In 2000, $25.3 million relating to aviation and entertainment businesses sold were reclassified to loss from discontinued operations. Foreign exchange transaction adjustments, amounting to $0.3 million, $0.7 million, and $0.4 million, have been charged directly to Net Loss for 2002, 2001 and 2000, respectively.

23.    Debt Service Charges

Debt service charges for Covanta's Project Debt (expressed in thousands of dollars) consisted of the following:

                                                                      2002            2001            2000
-------------------------------------------------------------------------------------------------------------
Interest incurred on taxable and
   tax-exempt  borrowings                                            $82,845         $89,371         $82,125
Interest earned on temporary investment
   of certain restricted funds                                          (589)         (1,551)         (1,363)
                                                                     -------         -------         -------
Net interest incurred                                                 82,256          87,820          80,762
Interest capitalized during construction in property, plant
   and equipment                                                           -          (5,985)         (2,336)
                                                                     -------         -------         -------
Debt service charges--net                                            $82,256         $81,835         $78,426
                                                                     =======         =======         =======

24.    Pensions and Other Postretirement Benefits

Covanta has defined benefit and defined contribution retirement plans that cover substantially all of its employees. The defined benefit plans provide benefits based on years of service and either employee compensation or a fixed benefit amount. Covanta's funding policy for those plans is to contribute annually an amount no less than the minimum funding required by ERISA. Contributions are intended to provide not only benefits attributed to service to date but also for those expected to be earned in the future.

As of January 1, 2002, a defined contribution plan for approximately 1,200 employees was frozen and the employees were transferred to the Company's qualified defined benefit plan. The following table sets forth the details of Covanta's defined benefit plans' and other postretirement benefit plans' funded status and related amounts recognized in Covanta's Consolidated Balance Sheets (expressed in thousands of dollars):

                                                              Pension Benefits                 Other Benefits
                                                           2002           2001              2002            2001
-------------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation:
Benefit obligation at beginning of year                $ 36,600        $29,664            $10,869        $9,325
 Service cost                                             4,187          2,275                 53            64
 Interest cost                                            2,111          2,270              1,409           713
 Amendments                                              (2,143)                            2,143
 Actuarial loss                                           5,325          3,031              8,061         1,012
 Benefits paid                                             (285)          (640)              (634)         (245)
Aviation fueling sale (see Note 4)                       (6,888)                             (776)
                                                       --------        -------           --------      --------
 Benefit obligation at end of year                       38,907         36,600             21,125        10,869
                                                       --------        -------           --------      --------
Change in Plan Assets:
 Plan assets at fair value
 at beginning of year                                    26,211         24,994
 Actual return on plan assets                            (2,741)           679
 Company contributions                                                   1,178                634           245
 Benefits paid                                             (285)          (640)              (634)         (245)
Aviation fueling sale                                    (8,306)
                                                       --------        -------           --------      --------
Plan assets at fair value at end of year                 14,879         26,211
                                                       --------        -------           --------      --------
Reconciliation of Accrued Benefit Liability and
Net Amount Recognized:
 Funded status of the plan                              (24,028)       (10,389)           (21,125)      (10,869)
 Unrecognized:
    Prior service cost                                   (1,897)           600
    Net loss (gain)                                      12,020          1,954              8,935          (808)
                                                       --------        -------           --------      --------
Net Amount Recognized                                  $(13,905)       $(7,835)          $(12,190)     $(11,677)
                                                       ========        =======           ========      ========

Amounts Recognized in the Consolidated Balance
Sheets Consist of:
Accrued benefit liability                              $(13,905)       $(7,835)          $(12,190)     $(11,677)
                                                       --------        -------           --------      --------
Net Amount Recognized                                  $(13,905)       $(7,835)          $(12,190)     $(11,677)
                                                       --------        -------           --------      --------

Weighted Average Assumptions as of December 31:
 Discount Rate                                            6.75%                7.25%        6.75%         7.25%
 Expected return on plan assets                           8.00%                8.00%
 Rate of compensation increase                            4.50%                4.50%        5.50%         4.50%


For management purposes, an annual rate of increase of 12.0% in the per capita cost of health care benefits was assumed for 2002 for covered employees. The rate was assumed to decrease gradually to 5.5% in 2010 and remain at that level.

For the pension plans with accumulated benefit obligations in excess of plan assets the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $4.1 million, $0.9 million, and zero, respectively as of December 31, 2002 and $4.5 million, $2.4 million and zero, respectively as of December 31, 2001.

Contributions and costs for defined contribution plans are determined by benefit formulas based on percentage of compensation as well as discretionary contributions and totaled $3.3 million, $1.5 million, and $5.6 million, in 2002, 2001, and 2000, respectively. Plan assets at December 31, 2002, 2001 and 2000, primarily consisted of common stocks, United States government securities, and guaranteed insurance contracts.

With respect to union employees, the Company is required under contracts with various unions to pay, generally based on hours worked, retirement, health and welfare benefits. These multi-employer defined contribution plans are not controlled or administered by the Company. The amount charged to expense for such plans during 2002, 2001 and 2000 was $1.7 million, $3.0 million and $3.6 million, respectively.

Pension costs for Covanta's defined benefit plans and other post-retirement benefit plans included the following components (expressed in thousands of dollars):

                                                         Pension Benefits                     Other Benefits
----------------------------------------------------------------------------------------------------------------------
                                                    2002        2001       2000          2002        2001        2000
----------------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost:
Service Cost                                     $ 4,187     $ 2,275    $ 2,105         $  53       $  64       $  57
Interest Cost                                      2,111       2,270      2,012         1,409         713         675
Expected return on plan assets                    (1,421)     (2,027)    (1,859)
Amortization of unrecognized:
  Net transition (asset) obligation                              (53)       (54)
  Prior service cost                                (185)         37        207
Net (gain) loss                                      195        (102)      (100)          527        (117)       (197)
                                                 -------     -------    -------       -------       -----       -----

Net periodic benefit cost                        $ 4,887     $ 2,400    $ 2,311       $ 1,989       $ 660       $ 535
                                                 =======     =======    =======       =======       =====       =====

Curtailment Gain
Settlement Gain                                                                                                 $(117)


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in the assumed health care trend rate would have the following effects (expressed in thousands of dollars):

                                                              One-Percentage            One-Percentage
                                                              Point Increase            Point Decrease
                                                              --------------            --------------

Effect on total service and interest cost components             $   121                     $  (104)

Effect on postretirement benefit obligation                      $ 1,621                     $(1,414)


25.    Special Charges

In September 1999, the Company's Board of Directors approved a plan to dispose of its aviation and entertainment businesses and close its New York headquarters, and in December 1999, it approved a plan to exit other non-energy businesses so that the Company could focus its resources on its core energy business.

Of the New York employees, 24, 139, 29 and 14 employees were terminated in 1999, 2000, 2001 and 2002, respectively. As of December 31, 2002, 10 such employees remained and the Company intends to terminate them at various dates throughout 2003.

In December 2000, the Company approved a plan to reorganize its development office in Hong Kong and its New Jersey headquarters. As a result, the Company implemented a reduction in its workforce of approximately 80 employees, both domestically and internationally, in connection with the refocusing of the Company's energy development activities and streamlining its organizational structure. This plan included closure of the Company's Hong Kong office and consolidation of its waste-to-energy regional organizational structure. The plan was completed as of December 31, 2001, however certain remaining termination claims will be resolved through the Company's bankruptcy proceeding.

As a result of these decisions, the Company has incurred various expenses, which have been recognized in its continuing and discontinued operations.

For 2002, bank fees of $24.0 million relate to the Company's Master Credit Facility (see Note 17). These fees were recognized as Other expenses-net and were payable in March 2002 but remain unpaid and therefore will be resolved through the Company's bankruptcy proceedings.

On September 23, 2002, the Company announced a reduction in force of approximately 60 energy non-plant employees and the closure of various satellite offices (see Note 2). In accordance with the severance and retention plan approved by the Bankruptcy Court on September 20, 2002, these employees and the remaining New York City employees may be entitled to aggregate severance payments of approximately $5.0 million. In the third quarter of 2002 and in accordance with EITF 94-3, this amount was recognized as reorganization costs in the 2002 Statement of Consolidated Operations and Comprehensive Loss and the prior severance accrual was reduced by $13.4 million as a credit to operating expense. In addition, the Company accrued office closure and outplacement costs of $0.7 million and were recognized as Reorganization items.

Pursuant to the key employee retention plan approved by the Bankruptcy Court on September 20, 2002, retention payments of approximately $3.6 million in the aggregate for approximately 72 key employees began to be recognized during the third quarter of 2002 and were recognized as Reorganization items. The first payment of $1.2 million was made and recognized on September 30, 2002. Future payments in the aggregate of approximately $1.2 million and $1.2 million are expected to be paid to eligible key employees remaining with the Company on September 30, 2003 and upon emergence of the Company from bankruptcy, respectively. In the event of emergence from bankruptcy on or prior to September 30, 2003, the $2.4 million remaining to be paid under the retention plan would be paid on such emergence. The unpaid amounts under the retention program are being accrued on a straight-line basis from September 30, 2002 through September 30, 2003.

These special charges in 2001 included bank fees and expenses incurred in connection with the Company entering into the Master Credit Facility in March 2001 and related subsequent amendments of $25.5 million. Also in 2001, the Company re-characterized $2.1 million of lease buy-out costs as severance cost. This reflects the fact that in 2001 the Company negotiated certain lease buy-outs at terms that were more favorable than anticipated; however, the terms with some severed employees were worse than anticipated. The net effect of these negotiations was favorable and resulted in a reduction of total special charges of $0.4 million.

In 2000, these special charges included $22.8 million of creditors' fees and expenses incurred in connection with extensions of credit agreements and covenant waivers ($18.0 million), and fees and expenses paid to financial advisors and consultants for their performance of due diligence procedures in connection with financing efforts to support the Company's balance sheet recapitalization plan ($4.8 million); legal, accounting and consulting expenses related to the capitalization plan and to the sales of businesses of $14.7 million; workers' compensation insurance charges of $17.5 million related to discontinued operations and other sold businesses; and severance charges of $0.2 million. The Company also assigned its lease of the Company aircraft resulting in the write-off of certain lease prepayments of $1.1 million. The expenses also included the accelerated amortization of a new data processing system of $11.4 million, based upon a revised useful life of 15 months starting October 1, 1999.

The following is a summary of the principal special charges (both cash and non-cash charges) recognized in the years ended December 31, 2002, 2001 and 2000 (expressed in thousands of dollars):

                                        Balance at  Charges for                     Total      Amounts    Balance at
                                         January     Continuing                    Special     Paid In     December
                                         1, 2002     Operations                    Charges       2002      31, 2002
                                        ------------------------------------------------------------------------------
2002
Severance for approximately                $17,500    $(15,100)                   $(15,100)      $ 800       $1,600
   216 New York city employees
Severance for approximately
   80 energy employees                       3,800                                               1,300        2,500

Severance for approximately
   71 Employees terminated post                          5,000                       5,000         650        4,350
petition
Key employee retention plan                              1,800                       1,800       1,100          700
Contract termination settlement                400                                                              400
Bank fees                                   11,000      24,000                      24,000       1,000       34,000
Office closure costs                           600         730                         730         130        1,200
                                           -------     -------                     -------      ------      -------



Total                                      $33,300     $16,430                     $16,430      $4,980      $44,750
                                           =======     =======                     =======      ======      =======

                                        Balance at  Charges for                     Total      Amounts    Balance at
                                         January     Continuing                    Special     Paid In     December
                                         1, 2001     Operations                    Charges       2001      31, 2001
                                        ----------- ------------- -------------- ------------ ----------- ------------
2001
Severance for approximately
   216 New York city employees             $27,500                                             $10,000      $17,500
Severance for approximately
   80 energy employees                      10,300      $1,700                      $1,700       8,200        3,800
Contract termination settlement                400                                                              400
Bank fees                                    2,100      25,500                      25,500      16,600       11,000
Office closure costs                         4,000      (2,100)                     (2,100)      1,300          600



Professional services relating to
   energy  reorganization                    1,500                                               1,500
                                           -------     -------                     -------      ------      -------


Total                                      $45,800     $25,100                     $25,100     $37,600      $33,300
                                           =======     =======                     =======     =======      =======

                                        Balance at  Charges for   Charges for      Total       Amounts    Balance at
                                         January     Continuing   Discontinued    Special      Paid In     December
                                         1, 2000     Operations    Operations     Charges        2000      31, 2000
                                        ----------- ------------- ------------- ------------- ----------- ------------
2000
Severance for approximately
   216 New York city employees             $40,400      $  900        $ (700)        $ 200     $13,100      $27,500
Severance for approximately
   80 energy employees                                  10,300                      10,300                   10,300
Contract termination settlement             15,700                                              15,300          400
Bank fees                                               18,000                      18,000      15,900        2,100
Recapitalization plan expenses                           4,800                       4,800       4,800
Professional services relating to
   recapitalization and sales of                         5,100         9,600        14,700      14,700
businesses
Office closure costs                                     4,000                       4,000                    4,000
Professional services relating to
   energy  reorganization                                2,000                       2,000         500        1,500
                                           -------     -------       -------       -------     -------      -------
Subtotal                                    56,100      45,100         8,900        54,000     $64,300      $45,800
                                                                                               =======      =======
Workers' compensation charges                            8,700         8,800        17,500
Write-down of Datacom receivables                        6,500                       6,500

Write-off of aircraft lease                              1,100                       1,100
prepayments
Accelerated amortization of new data
   processing system                                     5,600         5,800        11,400
Write-down of impaired energy assets                     3,100                       3,100
                                           -------     -------       -------       -------

Total                                      $56,100     $70,100       $23,500      $ 93,600
                                           =======     =======       =======      ========


In 2001, bank fees of $25.5 million were included in Other expense-net and the net reversal of severance of the $0.4 million discussed above is included in plant operating expenses in the 2001 Statement of Consolidated Operations and Comprehensive Loss.

In 2000, for continuing operations, bank fees of $18.0 million, recapitalization plan expenses of $4.8 million, professional services fees relating to the recapitalization plan and sales of businesses of $5.1 million, and energy's severance costs of $10.3 million, office closure costs of $4.0 million, professional services expenses of $2.0 million and write-down of impaired assets of $3.1 million were included in Other expense-net; workers' compensation expenses of $8.7 million and provisions relating to non-energy receivables of $6.5 million are included in Other operating costs and expenses; the write-off of the aircraft lease prepayments of $1.1 million and severance charges of $0.9 million were included in selling, administrative and general expenses; and accelerated amortization of the new data processing system of $5.6 million was included in depreciation and amortization in the 2000 Statement of Consolidated Operations and Comprehensive Loss.

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

26.    Income Taxes

The components of the benefit for income taxes on continuing operations (expressed in thousands of dollars) were as follows:

                                  2002             2001               2000
---------------------------------------------------------------------------
Current:

Federal                      $ (10,488)                           $   (470)
State                              504        $   6,002              2,558
Foreign                          5,377            6,432              1,533
                             ---------        ---------             ------

Total current                   (4,607)          12,434              3,621
                             ---------        ---------           --------

Deferred:
Deferred:

Federal                         (8,441)         (23,917)           (36,844)
State                              626           (4,629)            (1,024)
Foreign                         (1,024)            (998)
                             ---------        ---------           --------

Total deferred                  (8,839)         (29,544)           (37,868)
                             ---------        ---------           --------


Total benefit for
  income taxes               $ (13,446)       $ (17,110)          $(34,247)
                             ==========       ==========          =========

The benefit for income taxes (expressed in thousands of dollars) varied from the Federal statutory income tax rate due to the following:

                                              2002                            2001                         2000
----------------------------------------------------------------------------------------------------------------------------
                                              Percent of                    Percent of                   Percent of
                                    Amount   Loss Before         Amount        Loss          Amount          Loss
                                    of Tax      Taxes            of Tax    Before Taxes      of Tax     Before Taxes

Taxes at statutory rate          $ (55,135)      35.0%          $(86,018)       35.0%       $(42,332)        35.0%
State income taxes, net of
Federal tax benefit                    734       (0.5)               892        (0.4)            997         (0.8)

Taxes on foreign earnings           24,323      (15.4)             2,656        (1.1)           (113)         0.1
Subpart F income and foreign
dividends                              350       (0.2)             3,755        (1.5)
Amortization of goodwill                47                            56
Write-down of goodwill                                               767        (0.3)         (1,729)         1.4

Reorganization items                 5,600       (3.5)
Valuation allowance                 11,648       (7.4)            59,210       (24.1)          7,000         (5.8)

Other--net                          (1,013)       0.5              1,572        (0.6)          1,930         (1.6)
                                 ---------        ----          --------        -----       --------         ----

Benefit for
income taxes                     $ (13,446)       8.5%          $(17,110)        7.0%       $(34,247)        28.3%
                                 =========        ====          ========        =====       =========        =====


The components of the net deferred income tax liability (expressed in thousands of dollars) as of December 31, 2002 and 2001, were as follows:

                                                         2002           2001
--------------------------------------------------------------------------------
Deferred Tax Assets:

Accrued expenses                                      $ 61,828       $ 89,398
Other liabilities                                       17,807         18,515
Non energy assets and related obligations              138,965         58,370
Net operating losses                                    64,068         42,121
Valuation allowance                                   (101,571)       (89,923)
Investment tax credits                                  26,073         26,073
Alternative minimum tax credits                         18,257         28,514
                                                      --------       --------
Total deferred tax assets                              225,427        173,068
                                                      --------       --------

Deferred Tax Liabilities:
Unbilled accounts receivable                            79,924         80,087
Property, plant, and equipment                         343,561        352,492
Other                                                   40,342         36,658
                                                      --------       --------

Total deferred tax liabilities                         463,827        469,237
                                                      --------       --------

Net deferred tax liability                            $238,400       $296,169
                                                      ========       ========

Deferred tax assets and liabilities (expressed in thousands of dollars) are presented as follows in the balance sheets:

                                                        2002            2001
--------------------------------------------------------------------------------
Net deferred tax liability--noncurrent                $249,600       $323,669
Less net deferred tax asset--current                   (11,200)       (27,500)
                                                      --------       --------
Net deferred tax liability                            $238,400       $296,169
                                                      ========       ========

A valuation allowance of $75.5 million has been recorded because the Company does not believe it is more likely than not that certain of the losses resulting from the sales and writedown of and obligations related to discontinued operations and assets that were held for sale will be realized for tax purposes. At December 31, 2002, for Federal income tax purposes, the Company had net operating loss carry-forwards of approximately $171.6 million, which will expire in 2021, investment and tax energy credit carry-forwards of approximately $26.1 million, which will expire in 2004 through 2009, and alternative minimum tax credit carry-forwards of approximately $18.3 million, which have no expiration date. A valuation allowance of $26.1 million was recorded against the investment and energy tax credit carry-forwards because the Company does not believe it is more likely than not that those credits will be realized for tax purposes.

27.    Leases

Total rental expense amounted to $40.5 million, $40.2 million, and $63.1 million (net of sublease income of $3.5 million, $1.9 million, and $4.2 million) for 2002, 2001 and 2000, respectively. Principal leases are for leaseholds, sale and leaseback arrangements on waste-to-energy facilities and independent power projects, trucks and automobiles, and machinery and equipment. Some of these operating leases have renewal options.

The following is a schedule (expressed in thousands of dollars), by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002:


         2003                                         $ 41,270
         2004                                           32,170
         2005                                           33,216
         2006                                           28,855
         2007                                           31,718
         Later years                                   336,772
                                                      --------
         Total                                        $504,001
                                                      ========

These future minimum rental payment obligations include $373.3 million of future non-recourse rental payments that relate to energy facilities. Of this amount $231.2 million is supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $142.1 million related to a waste-to-energy facility at which the Company serves as operator and directly markets one half of the facility's disposal capacity. This facility currently generates sufficient revenues from short-, medium-, and long-term contracts to meet rental payments. The Company anticipates renewing the contracts or entering into new contracts to generate sufficient revenues to meet remaining future rental payments. Also included are $8.8 million of non-recourse rental payments relating to an energy facility operated by a subsidiary, which are supported by contractual power purchase obligations of a third party and which are expected to provide sufficient revenues to make the rent payments. These non-recourse rental payments (in thousands of dollars) are due as follows:

                  2003                               $  34,592
                  2004                                  25,908
                  2005                                  26,028
                  2006                                  20,952
                  2007                                  18,910
                  Later years                          255,706
                                                     ---------
                  Total                              $ 382,096
                                                     =========

28.    Loss Per Share

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

The reconciliation of the loss from continuing operations and common shares included in the computation of basic loss per common share and diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000, is as follows (in thousands, except per share amounts):

                                             2002                             2001                              2000
------------------------------------------------------------------------------------------------------------------------------------
                                  Loss      Shares   Per-Share    Loss       Shares    Per-Share    Loss        Shares     Per-Share
                             (Numerator) (Denominator) Amount (Numerator) (Denominator)  Amount  (Numerator) (Denominator)   Amount
                             ----------- ------------ -------- ---------- -------------  ------  ----------- ------------    ------
Basic Earnings (Loss)
Per Share:
Loss from continuing
    operations                $(153,187)                       $(234,729)                         $ (89,782)
Less: Preferred stock
    Dividend                          16                               64                                 68
                              ----------                        ---------                         ----------
Loss to common stockholders   $(153,203)    49,794    $(3.08)  $ (234,793)     49,674    $(4.73)  $ (89,850)      49,534     $(1.81)
                              ==========    ======    =======  ==========      ======    =======  ==========      ======     =======
 Income (loss) from
    discontinued operations   $ (17,866)    49,794    $(0.36)  $    3,702      49,674    $  0.08  $(139,503)      49,534     $(2.82)
                              ==========    ======    =======  ==========      ======    =======  ==========      ======     =======
Loss from cumulative effect
    of change in accounting
    principle                 $  (7,842)    49,794    $(0.16)
                              ==========    ======    =======

Diluted Loss
Per Share:
Loss to common stockholders   $(153,203)    49,794    $(3.08)  $ (234,793)     49,674   $ (4.73) $ ( 89,850)      49,534    $ (1.81)
                              ==========    ======    =======  ==========      ======    =======  ==========      ======     =======
Income (loss) from
    discontinued operations   $ (17,866)    49,794    $(0.36)  $    3,702      49,674   $   0.08 $ (139,503)      49,534     $(2.82)
                              ==========    ======    =======  ==========      ======    =======  ==========      ======     =======
Loss from cumulative effect
    of change in accounting
    principle                 $  (7,842)    49,794    $(0.16)
                              ==========    ======    =======

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was 0 in 2002, 2,466,000 in 2001, and 3,249,000 in 2000. Shares of common stock to be issued, assuming conversion of convertible preferred shares, the 6% convertible debentures, the 5.75% convertible debentures, and unvested restricted stock issued to employees were not included in computations of diluted earnings per share as to do so would have been antidilutive. The common shares excluded from the calculation were 2,175,000 in 2002, 2001 and 2000 for the 6% convertible debentures; 1,524,000 in 2002, 2001 and 2000 for the 5.75% convertible debentures; 0, 172,000, and 49,000 in 2002, 2001 and 2000, respectively for stock options; 198,000, 209,000 and 220,000 in 2002, 2001 and 2000, respectively for convertible preferred stock and 25,000, 110,000 and 76,000 in 2002, 2001 and 2000 for unvested restricted stock issued to employees, respectively.

29.    Commitments and Contingent Liabilities

At December 31, 2002, capital commitments for continuing operations amounted to $3.2 million for normal replacement and growth in energy. Other capital commitments for Domestic energy and water and International energy as of December 31, 2002 amounted to approximately $14.2 million. This amount includes a commitment to pay $5.3 million, $3.3 million and $2.0 million in 2007, 2008 and 2009, respectively for a service contract extension at an energy facility. In addition, this amount includes $2.0 million for an oil-fired project in India, which commenced operations in September 2002 and $1.6 million for an energy facility project in Italy.

The Company is party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its businesses. The Company assesses the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, records an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable; however, all such claims, lawsuits and pending actions relating to matters arising prior to April 1, 2002 against the Debtors shall be resolved pursuant to the Company's confirmed plan of reorganization.

Covanta and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy, entertainment and other facilities. In the normal course of business, they are involved in legal proceedings in which damages and other remedies are sought.

Surety bonds guarantee the Company's performance under its Tampa Bay desalination construction contract ($29.6 million), performance under its waste water treatment operating contracts ($12.7 million), possible closure costs for various energy projects ($11.1 million) and performance of contracts related to non-energy businesses ($43.2 million).

On December 31, 2002, the Company divested its remaining Aviation assets, consisting of fueling operations at three airports. The Company retained certain environmental liabilities relating to the John F. Kennedy International Airport. In addition, the Company agreed to indemnify the buyer for various other liabilities, including certain environmental matters; however, the buyer's sole recourse is an offset right against payments it owes the Company under a $2.6 million promissory note delivered as part of the consideration for this sale.

Prior to filing for Chapter 11 reorganization on April 1, 2002, the Company agreed to indemnify various other transferees of its divested airport operations with respect to certain known and potential liabilities that may arise out of such operations and in certain instances has agreed to remain liable for certain potential liabilities that were not assumed by the transferee. To date such indemnification has been sought with respect to alleged environmental damages at the Miami Dade International Airport. Because the Company did not provide fueling services at that airport, it does not believe it will have significant obligations with respect to this matter. The Company believes that these indemnities are, at best, pre-petition unsecured obligations that are subject to compromise.

The potential costs related to all of the foregoing matters and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of the Company's responsibility. The ultimate outcome and expense of any litigation, including environmental remediation, is uncertain.

Motions for relief from the Chapter 11 automatic stay have been filed with the Bankruptcy Court by a group of plaintiffs, led by Martin County Coal Corporation, to join Ogden Environmental and Energy Services (OEES), a subsidiary of the company, as a third party defendant to several pending Kentucky state court litigations arising from an October 2000 failure of a mine waste impoundment that resulted in the release of approximately 250 million gallons of coal slurry. Plaintiffs allege that OEES is liable to Martin County Coal in an unspecified amount for contribution and/or indemnification arising from an independent contractor agreement to perform engineering and technological services with respect to the impoundment from 1994 to 1996. OEES has not been a party to the underlying litigations to date, some of which have been pending for two years, and, and is in the process of analyzing the claims against it and an appropriate response.

See Notes 2, 17 and 33 for additional information regarding commitments and contingent liabilities.

30.    Business Segments

As a result of the management restructuring and overhead reduction (see Note 2) effective October 1, 2002 the Company's reportable segments are: Domestic energy and water, International energy and Other. The segment information for prior years has been restated to conform with the current segments.

Covanta's two energy segments develop, operate and in some cases own, domestic and international energy generating facilities that utilize a variety of fuels, as well as water and wastewater facilities that will serve communities on a long-term basis.

The Other segment is primarily comprised of non-energy businesses of the Company and at December 31, 2001 includes assets held for sale (see Note 4).

For the years ended December 31, 2002, 2001 and 2000 segment and corporate results were as follows (expressed in thousands of dollars):

                                                               2002           2001            2000
---------------------------------------------------------------------------------------------------------
Revenues:
Domestic energy and water                                     $  718,968    $   759,685       $ 721,924
International energy                                             185,364        132,575          65,456
Other                                                             15,948        129,763         166,069
                                                              ----------    -----------       ---------

Total revenue                                                   $920,280    $ 1,022,023       $ 953,449
                                                              ----------    -----------       ---------

Income (Loss) from Operations:
Domestic energy and water                                       $ 88,431    $   120,580       $  86,720
International energy                                              35,886         28,049           7,992
Other, including writedown of assets held for sale               (55,529)      (320,103)       (120,502)
Writedown of assets held for use or sale
   Domestic energy and water                                     (22,348)
   International energy                                          (78,863)
Corporate unallocated income
     and expenses-net                                            (40,680)       (43,829)        (59,768)
                                                              ----------    ------------      ----------

Operating loss                                                   (73,103)      (215,303)        (85,558)

Interest expense net                                             (35,320)       (30,462)        (35,390)
Reorganization items                                             (49,106)
                                                              -----------   ------------      ----------

Loss from continuing operations before income taxes,
    minority interests, discontinued operations and the
    cumulative effect of change in accounting principle       $ (157,529)   $  (245,765)     $ (120,948)
                                                              ===========   ============     ===========

Covanta's revenues include $1.2 million, $0.9 million, and $46.9 million from United States government contracts for the years ended December 31, 2002, 2001 and 2000, respectively.

Total revenues by segment reflect sales to unaffiliated customers. In computing loss from operations, none of the following have been added or deducted: unallocated corporate expenses, non-operating interest expense, interest income and income taxes.

For the years ended December 31, 2002 and 2001 segment and corporate assets and results are as follows (expressed in thousands of dollars):


                                             Identifiable       Depreciation and             Capital
                                                   Assets           Amortization           Additions
-------------------------------------------------------------------------------------------------------
2002
Domestic energy and water                      $2,307,159            $ 76,897              $ 19,326
International energy                              412,713              18,410                 1,941
Other                                             120,235                  93                     -
                                                  -------                  --              --------

Consolidated                                   $2,840,107            $ 95,400              $ 21,267
                                               ==========            ========              ========

2001
Domestic energy and water                      $2,434,993            $ 78,909              $ 47,114
International energy                              618,376              15,713                14,098
Other                                             193,783               3,693                   181
                                               ----------            --------              --------

Consolidated                                   $3,247,152            $ 98,315              $ 61,393
                                               ==========            ========              ========

Covanta's areas of operations are principally in the United States. Operations outside of the United States are primarily in Asia, with some projects in Latin America and Europe. No single foreign country or geographic area is significant to the consolidated operations. A summary of revenues by geographic area for the years ended December 31, 2002, 2001 and 2000 (expressed in thousands of dollars) is as follows:

                                                    2002               2001                   2000
--------------------------------------------------------------------------------------------------
Revenues:
United States                                   $ 734,544           $ 872,296             $ 878,038
Asia                                              184,130             107,595                57,255
Latin America                                         553              29,215                12,616
Europe                                                146               9,155                 5,540
Other                                                 907               3,762
                                                ---------          ----------             ---------
Total                                           $ 920,280          $1,022,023             $ 953,449
                                                =========          ==========             =========

A summary of identifiable assets by geographic area for the years ended December 31, 2002 and 2001 (expressed in thousands of dollars) is as follows:

--------------------------------------------------------------------------------
                                                  2002                    2001
-------------------------------------------------------------------------------
Identifiable Assets:
United States                               $2,458,758              $2,919,271
Asia                                           272,556                 329,031
Latin America                                      394                 (2,871)
Europe                                          24,309                   1,571
Other                                           84,090                     150
                                            ----------              ----------
Total                                       $2,840,107              $3,247,152
                                            ==========              ==========

31.    Supplemental Disclosure of Cash Flow Information


(Expressed in thousands of dollars)                           2002             2001           2000
---------------------------------------------------------------------------------------------------
Cash Paid for Interest and Income Taxes:
Interest (net of amounts capitalized)                      $93,139         $123,052       $131,647
Income taxes paid (refunded)                                11,485           (4,929)       (13,842)

Noncash Investing and Financing Activities:
Conversion of preferred shares for common shares                 1               2               3

Reduction of notes receivable from key employees                               179


32.    Related Party Transactions

In 1999, four officers of the Company were extended loans for the purpose of paying the exercise price and withholding taxes in connection with their exercise of certain stock options. In 1999, following the termination of his employment the loans of the former Chairman of the Company were forgiven as part of the settlement of litigation brought by him to enforce payment of his severance (see Note 25).

On November 26, 2001 the remaining notes receivable and accrued interest from other officers were restructured as a settlement of a dispute surrounding the circumstances under which the loans were originally granted. That settlement changed the notes from a fixed principal amount which accrued interest to a variable amount equal to the market value, from time to time, of the Covanta common shares purchased by the officers when exercising the above-mentioned stock options. At that time, the notes receivable and accrued interest recorded by the Company were adjusted to the $0.9 million market value of the Company's common shares underlying those notes. The effect of amending the loan agreements on November 26, 2001 was to adjust the balance in the separate component of equity by $0.2 million. Also, the subsequent indexing to the Company's stock price of the balance due under the notes is marked to fair value each reporting period, with the change in fair value recorded in earnings and as an asset or liability. As of December 31, 2002, $0.9 million is recorded as a liability as a result of the change in fair value of the Company's stock since the amendment date. The notes are due upon the sale of the stock. Through December 31, 2002, none of the stock has been sold.

In addition, one member of the Company's Board of Directors is a partner in a major law firm, and another member is an employee of another major law firm. From time to time, the Company seeks legal services and advice from those two law firms. During 2002, 2001 and 2000, the Company paid those two law firms approximately $1.4 million, $1.0 million and $1.3 million, and $1.0 million, $2.7 million and $1.2 million, respectively, for services rendered.

33.    Fair Value of Financial Instruments

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

Fair values for debt were determined based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities for debt issues that are not traded on quoted market prices. With respect to convertible subordinated debentures, fair values are based on quoted market prices. The fair value of project debt is estimated based on quoted market prices for the same or similar issues. Other liabilities are valued by discounting the future stream of payments using the incremental borrowing rate of the Company. The fair value of the Company's interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement. The fair value of Covanta financial guarantees provided on behalf of certain customers are valued by computing the letter of credit fee under its Master Credit Facility (see Note 17) for each year of the guarantee and discounting the future stream of payments using the investment rate on AA rated bonds.

The fair-value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001. However, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2001 and current estimates of fair value may differ significantly from the amounts presented herein.

The estimated fair value (expressed in thousands of dollars) of financial instruments at December 31, 2002 and 2001, is summarized as follows:

                                                                 2002                            2001
---------------------------------------------------------------------------------------------------------------
                                                     Carrying          Estimated       Carrying      Estimated
                                                       Amount         Fair Value         Amount     Fair Value
---------------------------------------------------------------------------------------------------------------
Assets:

Cash and cash equivalents                            $115,815           $115,815       $ 86,773       $ 86,773
Marketable securities                                   2,353              2,353          2,940          2,940
Receivables                                           406,722            419,862        457,537        472,090
Restricted funds                                      262,034            262,400        260,228        261,018
Other assets                                                                                332            332
Interest rate swap receivable                          19,137             19,137         13,199         13,199

Liabilities:
Debt                                                   40,229             40,789        311,691        346,713
Convertible subordinated debentures                          -(a)              -        148,650        101,460
Project debt                                        1,243,382          1,260,948      1,415,493      1,442,552
Interest rate swap payable                             19,137             19,137         13,199         13,199
Other liabilities                                            -(a)                         2,000          1,955
Liabilities subject to compromise                     892,012 (b)

Off Balance-Sheet Financial Instruments:
Guarantees (c)

(a) included in Liabilities subject to compromise
(b) see Note 2
(c) additionally guarantees include approximately $24.1 million of guarantees related to international energy projects, $7.5 million related to the guarantee of a lease at a domestic energy project, guarantees of $19.7 million related to the Company's interest in Ottawa and $58.0 million related to the Company's interests in Anaheim and $0.9 million for other entertainment facilities, (see
Note 4).


Effective with the adoption of SFAS No. 133 on January 1, 2001, the interest rate swap is recorded in other noncurrent assets and other noncurrent liabilities in the Consolidated Balance Sheets.

34.    Receivables from California Utilities

Events in late 2000 and early 2001 in the California energy markets affected the state's two largest utilities and resulted in delayed payments for energy delivered by the Company's independent power facilities. Pacific Gas & Electric Company ("PG&E") and Southern California Edison Company ("SCE") both suspended payments under long-term power purchase agreements in the beginning of 2001.

On March 26, 2001, the California Public Utilities Commission (the "CPUC") approved a substantial rate increase and directed the utilities to make payments to suppliers for current energy deliveries. SCE has made payments for energy delivered since March 26, 2001. On April 6, 2001, PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Since that time PG&E is also in compliance with the CPUC order and is making payments for current energy deliveries.

In mid-June, the CPUC issued an order declaring as reasonable and prudent any power purchase amendment at a certain fixed-price for a five-year term. On June 18, 2001 and July 31, 2001, the Company entered into several agreements and amendments to power purchase agreements with SCE which contained the CPUC approved pricing for a term of five years, to commence upon the occurrence of events relating to improvements in SCE's financial condition. In March 2002, SCE secured financing which allowed it to pay in full, with interest, all outstanding receivables due to the Company.

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

On January 31, 2002, all but one of the Company's facilities in the PG&E service territory entered into Supplemental Agreements with PG&E whereby PG&E agreed to the amount of the pre-petition payable owed to each facility, the rate of interest borne by the payable and a payment schedule. PG&E agreed to make twelve monthly installments commencing on February 28, 2002. The Bankruptcy Court overseeing the PG&E bankruptcy approved the Supplemental Agreements and monthly installments have been received by the Company from February 28, 2002 to and including December 28, 2002. Pursuant to the terms of the escrow agreements, starting in October 2002 the $4.9 million has begun to be released to the Company. As of October 31, 2002, the financial institution has been paid in full. The Company received a portion of escrowed funds each month through January 31, 2003, at which time the escrowed funds had been fully paid to the Company.

As stated earlier, SCE paid 100% of their past due receivables on March 1,2002 and PG&E has paid ten-twelfths of their past due receivables through December 31, 2002, in accordance with a bankruptcy court approved twelve-month payment schedule. As of December 31, 2002, the Company had outstanding gross receivables from PG&E of approximately $1.2 million (including the Company's 50% interest in several partnerships). As of March 1, 2003, PG&E paid the past due receivable in full. The Company has received payment of all these outstanding receivables less discounts charged by the financial institutions.

INDEPENDENT AUDITORS' REPORT


    To the Board of Directors and Shareholders of Covanta Energy Corporation
                             (Debtor In Possession)


We have audited the accompanying Consolidated Balance Sheets of Covanta Energy Corporation (Debtor in Possession) and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related Statements of Consolidated Operations and Comprehensive Loss, Shareholders' Equity (Deficit) and Consolidated Cash Flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2, the Company and various domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in their businesses.

In addition, as discussed in Note 4, based upon various events related to the bankruptcy, the Company recorded write-downs and obligations related to certain non-energy assets.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2, the Company's dependence upon, among other things, confirmation of a plan of reorganization, the Company's ability to comply with the terms of, and if necessary renew, the Debtor in Possession Credit Facility, and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Notes 1 and 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 11, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and on January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey


March 28, 2003

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

On April 1, 2002, Covanta Energy Corporation and various domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company's Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with accounting principles generally accepted in the United States of America. The "going concern" basis of presentation assumes that Covanta will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company's ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, the Company's ability to comply with, and if necessary renew, the terms of the Debtor in Possession Financing Facility (see Note 1 and 2 to the Company's Consolidated Financial Statements), and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances this can be accomplished and if it were not, the Company's ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the "going concern" basis were not used for the Company's Consolidated Financial Statements, significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

The Company's Consolidated Financial Statements have also been prepared in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases are segregated and classified as Liabilities Subject to Compromise in the Consolidated Balance Sheet.

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


Scott G. Mackin                                       William J. Keneally
President and Chief Executive Officer                 Senior Vice President and
                                                      Chief Accounting Officer

Covanta Energy Corporation (Debtor in Possession) and Subsidiaries QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(In thousands of dollars, except per-share amounts)

Subsequent to the issuance of the Company's Form 10-Q for the quarterly period ended September 30, 2002, it was determined that the results of operations of two energy subsidiaries in Thailand that were disposed of in March 2002 should have been classified in discontinued operations under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144"). The results of operations of these subsidiaries had previously been disclosed and reported in continuing operations in the Company's 2002 interim condensed consolidated financial statements. As a result, the Company's condensed consolidated financial information for the three months ended March 31, 2002 has been restated from the amounts previously reported to present the results of operations of the energy subsidiaries in Thailand in discontinued operations and, as required by SFAS No. 144, the 2001 quarterly amounts have been reclassified to conform with the 2002 presentation. These changes had no effect on the Company's reported 2002 or 2001 quarterly net losses or financial position.

The following table summarizes the 2002 quarterly results of operations, including the effect of the restatement of the quarterly period ended March 31, 2002:

2002 Quarter Ended                                             March 31                  June 30        September 30     December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                    As Previously
                                                      Reported       As Restated
                                                      --------       -----------
Total revenues from continuing operations             $236,341        $221,523         $238,177           $234,784         $225,796
                                                      --------        --------         --------           --------         --------
Gross profit from continuing operations                               $ 46,909          $58,861            $59,004          $50,909
                                                      ---------       ---------       ----------           -------          --------
Income (loss) from continuing operations              ($50,952)       ($33,086)       $(141,567)           $17,459           $4,007
Loss from discontinued operations                                      (17,866)
Loss from cumulative effect of change
    in accounting principle                                             (7,842)
                                                      ---------       ---------       ----------           -------          --------
Net income (loss)                                     ($50,952)       ($58,794)       $(141,567)           $17,459           $4,007
                                                      =========       =========       ==========           =======          ========
Basic earnings (loss) per common share:
Income (loss) from continuing operations                $(1.02)         $(0.66)          $(2.84)             $0.35            $0.08
Loss from discontinued operations                                        (0.36)
Loss from cumulative effect of change
    in accounting principle                              (0.16)          (0.16)
                                                      ---------       ---------       ----------           --------         --------
Total                                                   $(1.18)         ($1.18)          $(2.84)             $0.35            $0.08
                                                      =========       =========       ==========           =======          ========
Diluted earnings (loss) per common share
Income (loss) from continuing operations                $(1.02)         $(0.66)          $(2.84)             $0.35            $0.08
Loss from discontinued operations                                        (0.36)
Loss from cumulative effect of change
   in accounting principle                               (0.16)          (0.16)
                                                      ---------       ---------       ----------           --------         --------
Total                                                   $(1.18)         $(1.18)          $(2.84)             $0.35            $0.08
                                                      =========       =========       ==========           =======          ========


Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which required the Company to perform a transitional goodwill impairment test within six months of the date of adoption. The Company completed this test and accounted for the write-off of goodwill totaling $7.8 million as a cumulative effect of a change in accounting principle. In addition, the Company has reclassified equity in income from unconsolidated investments, which were previously included in revenues (see Note 1 to the consolidated financial statements.)

The following table summarizes the 2001 quarterly results of operations, which have been reclassified to conform with the 2002 presentation:


2001 Quarter Ended                                                 March 31                                June 30
----------------------------------------------------------------------------------------------------------------------------------
                                                            As Previously          As           As Previously          As
                                                              Reported        Reclassified        Reported        Reclassified
                                                              --------        ------------        --------        ------------
Total revenue from continuing operations                       $248,922          $233,421         $ 299,898         $ 281,255
                                                               --------          --------         ---------         ---------
Gross profit from continuing operations                        $ 61,355          $ 54,256         $  88,184         $  78,490
                                                               --------          --------         ---------         ---------
Income (loss) from continuing operations                       $  9,415          $  8,662         $  14,458         $  13,990
Income from discontinued operations                                                   753                                 468
                                                               --------          --------         ---------         ---------
Net income (loss)                                              $  9,415          $  9,415         $  14,458         $  14,458
                                                               ========          ========         =========         =========

Basic earnings (loss) per common share:
Income (loss) from continuing operations                       $   0.19          $   0.17         $    0.29         $    0.28
Income from discontinued operations                                                  0.02                                0.01
                                                               --------          --------         ---------         ---------
Total                                                          $   0.19          $   0.19         $    0.29         $    0.29
                                                               ========          ========         =========         =========
Diluted earnings (loss) per common share:
Income (loss) from continuing operations                       $   0.19          $   0.17         $    0.29         $    0.28

Income from discontinued operations                                                  0.02                                0.01
                                                               --------          --------         ---------         ---------
Total                                                          $   0.19          $   0.19         $    0.29         $    0.29
                                                               ========          ========         =========         =========



2001 Quarter Ended                                                   September 30                         December 31
----------------------------------------------------------------------------------------------------------------------------------
                                                            As Previously          As           As Previously          As
                                                              Reported        Reclassified        Reported        Reclassified
                                                              --------        ------------        --------        ------------
Total revenue from continuing operations                      $270,706          $251,490         $ 266,009         $ 255,857
                                                              --------          --------         ---------         ---------
Gross profit from continuing operations                       $ 64,263          $ 53,851         $  69,775         $  68,211
                                                              --------          --------         ---------         ---------
Income (loss) from continuing operations                      $ (6,162)         $ (6,949)        $(248,738)        $(250,432)
Income from discontinued operations                                                  787                               1,694
                                                              --------          --------         ---------         ---------
Net income (loss)                                             $ (6,162)         $ (6,162)        $(248,738)        $(248,738)
                                                              ========          ========         =========         =========
Basic earnings (loss) per common share:
Income (loss) from continuing operations                      $  (0.12)         $  (0.14)        $   (5.01)        $   (5.04)

Income from discontinued operations                                                 0.02                                0.03
                                                              --------          --------         ---------         ---------
Total                                                         $  (0.12)         $  (0.12)        $   (5.01)        $   (5.01)
                                                              ========          ========         =========         =========
Diluted earnings (loss) per common share:
Income (loss) from continuing operations                      $  (0.12)         $  (0.14)        $   (5.01)        $   (5.04)
Income from discontinued operations                                                 0.02                                0.03
                                                              --------          --------         ---------         ---------
Total                                                         $  (0.12)         $  (0.12)        $   (5.01)        $   (5.01)
                                                              ========          ========         =========         =========

See Note 2, 3, 4, 5, 9, 11, 17 and 25 to the Consolidated Financial Statements for information regarding reorganization items, write-offs and special charges during the years ended December 31, 2002 and 2001.

                                                                     SCHEDULE II

                  ITEM 15.(a)(2). FINANCIAL STATEMENT SCHEDULES

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        (Amounts in thousands of dollars)

FOR THE YEAR ENDED DECEMBER 31, 2002

                           COLUMN A                      COLUMN B                COLUMN C                  COLUMN D       COLUMN E
                                                                                 ADDITIONS
                                                                       ------------------------------
                                                        BALANCE AT                         CHARGED TO
                                                         BEGINNING     CHARGED TO COSTS       OTHER                      BALANCE AT
                          DESCRIPTION                    OF PERIOD        AND EXPENSES      ACCOUNTS      DEDUCTIONS   END OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:

DOUBTFUL RECEIVABLES - CURRENT                           $16,444         $17,056                         $  12,789 (A)      $20,476
                                                                                                               235 (B)

DOUBTFUL RECEIVABLES -NON CURRENT                                          2,957                                              2,957
                                                         ---------------------------------------------------------------------------
   TOTAL                                                 $16,444         $20,013                         $  13,024          $23,433
                                                         ===========================================================================
ALLOWANCES NOT DEDUCTED:

RESERVES RELATING TO TAX INDEMNIFICATION AND
OTHER CONTINGENCIES IN CONNECTION WITH THE
SALE OF LIMITED PARTNERSHIP INTERESTS IN AND
RELATED TAX BENEFITS OF A WASTE-TO-ENERGY FACILITY       $   300                                                            $   300
                                                         ---------------------------------------------------------------------------
  TOTAL                                                  $   300                                                            $   300
                                                         ===========================================================================

NOTES:
(A) WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE
(B) COMPANY SOLD

                                                                     SCHEDULE II

                  ITEM 15.(a)(2). FINANCIAL STATEMENT SCHEDULES

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        (Amounts in thousands of dollars)

FOR THE YEAR ENDED DECEMBER 31, 2001


                           COLUMN A                      COLUMN B                COLUMN C                  COLUMN D      COLUMN E
                                                                                 ADDITIONS
                                                                       ------------------------------
                                                        BALANCE AT                         CHARGED TO
                                                         BEGINNING     CHARGED TO COSTS       OTHER                      BALANCE AT
                          DESCRIPTION                    OF PERIOD        AND EXPENSES      ACCOUNTS      DEDUCTIONS   END OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:

DOUBTFUL RECEIVABLES - CURRENT                           $19,234         $14,212          $  1,215 (B)   $   6,026 (A)      $16,444
                                                                                                            12,191 (C)
                                                         ---------------------------------------------------------------------------
   TOTAL                                                 $19,234         $14,212          $  1,215       $  18,217          $16,444
                                                         ===========================================================================
ALLOWANCES NOT DEDUCTED:

RESERVES RELATING TO TAX INDEMNIFICATION AND
OTHER CONTINGENCIES IN CONNECTION WITH THE
SALE OF LIMITED PARTNERSHIP INTERESTS IN AND
RELATED TAX BENEFITS OF A WASTE-TO-ENERGY FACILITY       $   300                                                            $   300
                                                         ---------------------------------------------------------------------------
  TOTAL                                                  $   300                                                            $   300
                                                         ===========================================================================

NOTES:
(C) WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE
(D) TRANSFER FROM OTHER ACCOUNTS
(E) RECLASSIFICATION TO ASSETS HELD FOR SALE

                                                                     SCHEDULE II

                  ITEM 15.(a)(2). FINANCIAL STATEMENT SCHEDULES

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        (Amounts in thousands of dollars)

FOR THE YEAR ENDED DECEMBER 31, 2000


                           COLUMN A                      COLUMN B                COLUMN C                  COLUMN D       COLUMN E
                                                                                 ADDITIONS
                                                                       ------------------------------
                                                        BALANCE AT                         CHARGED TO
                                                         BEGINNING     CHARGED TO COSTS       OTHER                      BALANCE AT
                          DESCRIPTION                    OF PERIOD        AND EXPENSES      ACCOUNTS      DEDUCTIONS   END OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:

DOUBTFUL RECEIVABLES - CURRENT                           $17,942         $15,598            $1,272 (B)   $  15,578 (A)      $19,234
                                                         ---------------------------------------------------------------------------
   TOTAL                                                 $17,942         $15,598            $1,272       $  15,578          $19,234
                                                         ===========================================================================
ALLOWANCES NOT DEDUCTED:

RESERVES RELATING TO TAX INDEMNIFICATION AND
OTHER CONTINGENCIES IN CONNECTION WITH THE
SALE OF LIMITED PARTNERSHIP INTERESTS IN AND
RELATED TAX BENEFITS OF A WASTE-TO-ENERGY FACILITY       $   300                                                            $   300
                                                         ---------------------------------------------------------------------------
  TOTAL                                                  $   300                                                            $   300
                                                         ===========================================================================


NOTES:
(A) WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE
(B) TRANSFER FROM OTHER ACCOUNTS

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF COVANTA

DIRECTORS OF COVANTA

                                                            PRINCIPAL               FIRST BECAME
    NAME, AGE(1), AND OTHER INFORMATION                    OCCUPATION                A DIRECTOR       TERM EXPIRES
    -----------------------------------                    ----------                ----------       ------------
Anthony J. Bolland: Age 49                         Managing Director, Boston              1998             2004
Member of Covanta's Audit Committee; Director of   Ventures Management, Inc.
Production Resource Group, Inc. and Northern
Light Technology Corporation

Norman G. Einspruch: Age 70                        Professor and Senior Fellow,           1981             2003(2)
Chairman of Covanta's Compensation Committee       College of Engineering,
                                                   University of Miami

George L. Farr: Age 61                             Principal, Muirhead Holdings,          1999             2002(2)
Chairman of Covanta's Board of Directors;          LLC; former Vice Chairman, The
Director of Swiss Reinsurance Company, Zurich,     American Express Company
Switzerland; Director of MISYS PLC, London,
England

Jeffrey F. Friedman: Age 56                        Investment Manager, Dreyfus            1998             2002(2)
Chairman of Covanta's Audit Committee and member   Corporation
of Covanta's Compensation Committee

Veronica M. Hagen: Age 57                          Vice President, Alcoa, Inc.;           2001             2002(2)
Member of Covanta's Audit and Compensation         President, Alcoa Engineered
Committees                                         Products

Scott G. Mackin: Age 46                            President and Chief Executive          1999             2004
                                                   Officer, Covanta and Covanta
                                                   Energy Group, Inc., a Covanta
                                                   subsidiary

Craig G. Matthews: Age 60                          Retired Vice Chairman and Chief        2000             2004
Member of Covanta's Audit and Governance           Operating Officer, KeySpan
Committees; Director of Amerada Hess Corp.         Corporation

Homer A. Neal: Age 60                              Samuel A. Goudsmit Distinguished       1988             2003(2)
Chairman of Covanta's Governance Committee and     University Professor of Physics
member of Covanta's Compensation Committee;        and Director of Project Atlas,
Director of Ford Motor Company                     University of Michigan

Robert E. Smith: Age 67                            Counsel, Katten Muchin Zavis           1990             2004
Member of Covanta's Governance Committee           Rosenman, a law firm

Joseph A. Tato: Age 49                             Partner, LeBoeuf, Lamb, Greene &       2000             2003(2)
Member of Covanta's Governance Committee           MacRae, LLP, a law firm

Helmut F.O. Volcker: Age 68                        Professor of Energy Technology,        1994             2002(2)
                                                   University of Essen, Germany

Robert R. Womack: age 65                           Retired Chairman and Chief             2000             2003(2)
Member of Covanta's Audit and Compensation         Executive Officer, Zurn
Committees; Chairman of the Board of Precision     Industries, Inc.
Partners, Inc.; Director of Commercial Metals
Company and U.S. Industries, Inc.

------------------------------------------------------------------

(1)  All information is as of March 15, 2003.

(2) Due to Covanta's pending bankruptcy, these directors shall continue to serve as directors until the earlier of (a) their resignation or (b) the election and qualification of a replacement.

         Mr. Bolland was founder and has served as Managing Director of Boston Ventures Management, Inc., Boston, Massachusetts, from 1983 to present.

         Dr. Einspruch has served as Senior Fellow in Science and Technology at the University of Miami from 1990 to present. He is also a Professor in the Department of Electrical and Computer Engineering at the University of Miami from 1977 to present and Professor in the Department of Industrial Engineering from 1994 to present.

         Mr. Farr has served as a Managing Partner of Muirhead Holdings, LLC, a private equity investment company in Connecticut from 1998 to present. From 1995 to 1998, he was Vice Chairman of American Express Company.

         Mr. Friedman has served as Investment Manager, Director of Risk Management Activity and Corporate Hedging at Dreyfus Corporation, New York, New York from 1994 to present.

         Ms. Hagen has served as Vice President of Alcoa Inc. and President of Alcoa Engineered Products, Chicago, Illinois from 1999 to present. Prior to working for Alcoa, she served as Executive Vice President, Distribution & Industrial Products, Alumax, Inc., Cressona, Pennsylvania (formerly Cressona Aluminum Company) from 1996 to 1998.

         Mr. Matthews retired from KeySpan Corporation in 2002 where he served as Vice Chairman and Chief Operating Officer and a Director of the KeySpan Board from 2001 to 2002, President and Chief Operating Officer of KeySpan Corporation from 1999 to 2001 and as Executive Vice President and Chief Financial Officer of KeySpan Corporation from 1998 to 1999. From 1996 to 1998, he served as President and Chief Operating Officer of Brooklyn Union Corporation.

         Dr. Neal has served as Professor of Physics and Vice President for Research at the University of Michigan, Ann Arbor, Michigan, for more than the past five years.

         Mr. Smith has been a Partner in the law firm KMZ Rosenman, New York, New York, since its creation in 2002 resulting from the merger of Katten Muchin Zavis and Rosenman and Collin. Prior to 2002, Mr. Smith was a partner in the law firm of Rosenman and Collin for more than the prior five years.

         Mr. Tato has been a Partner in the law firm LeBoeuf, Lamb, Greene & MacRae, New York, New York, and Head of the firm's Global Project and Infrastructure Finance Group for more than five years.

         Dr. Volcker has been a professor of energy technology at the University of Essen and has served as a consultant for international energy projects from 1998 to present.

         Mr. Womack retired in 2000 from USI Bath and Plumbing Products where he served as Chairman of the Board of Directors and Chief Executive Officer from 1998 to 2000. From 1994 to 2000, he served as Chairman and Chief Executive Officer of Zurn Industries.

EXECUTIVE OFFICERS OF COVANTA

         Set forth below are the names, ages, current positions and terms of office of Covanta's current executive officers.

                                                                                CONTINUALLY
                           POSITION AND                      AGE AS OF          AN EXECUTIVE
NAME                       OFFICE HELD                        3/15/03           OFFICER SINCE
Scott G. Mackin            President and Chief                  46                     1992
                           Executive Officer

Bruce W. Stone             Senior Vice President,               55                     1997
                           Business Development and Construction

Jeffrey R. Horowitz        Senior Vice President,               53                     2001
                           General Counsel and Secretary

Anthony J. Orlando         Senior Vice President,               43                     2001
                           Business and Financial Management

Paul B. Clements           Senior Vice President,               47                     2001
                           International Business Management and Operations

Lynde H. Coit              Senior Vice President                48                     1991

B. Kent Burton             Senior Vice President,               51                     1997
                           Policy and International
                           Government Relations

Stephen M. Gansler         Senior Vice President,               48                     2001
                           Human Resources

Louis M. Walters           Vice President                       50                     2001
                           and Treasurer

William J. Keneally        Senior Vice President                40                     2002
                           and Chief Accounting
                           Officer

John M. Klett              Senior Vice President,               56                     2003
                           Domestic Operations

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

         Bruce W. Stone was named Senior Vice President, Business Development and Construction in March 2003. From January 2001 until March 2003, Mr. Stone served as Covanta's Executive Vice President and Chief Administrative Officer. Previously, Mr. Stone served as Executive Vice President and Managing Director of Covanta Energy Group, Inc., a Covanta subsidiary, a position he held starting in January 1991.

         Jeffrey R. Horowitz was named Senior Vice President, General Counsel and Secretary of Covanta in August 2001. From June 2001 to August 2001, Mr. Horowitz served as Senior Vice President for Legal Affairs and Secretary and prior to that time as Executive Vice President, General Counsel and Secretary of Covanta Energy Group, Inc, a Covanta subsidiary. Mr. Horowitz joined Covanta in 1991.

         Anthony J. Orlando was named Senior Vice President, Business and Financial Management in March 2003. From January 2001 until March 2003, Mr. Orlando served as Covanta's Senior Vice President, Waste to Energy. Previously he served as Executive Vice President of Covanta Energy Group, Inc., a Covanta subsidiary. Mr. Orlando joined the Company in 1987.

         Paul B. Clements was named Senior Vice President, International Business Management and Operations in March 2003. From January 2001 until March 2003, Mr. Clements served as Covanta's Senior Vice President, Independent Power Operations. Mr. Clements previously served as Executive Vice President of Covanta Energy Group, Inc., and President of Covanta Energy West, Inc., both of which are Covanta subsidiaries. Mr. Clements joined the Company in 1988.

         Lynde H. Coit currently serves as Senior Vice President of Covanta. Prior to August 2001, Mr. Coit served as Senior Vice President and General Counsel of Covanta. Mr. Coit joined Covanta in 1989.

         B. Kent Burton has served as Senior Vice President - Policy and International Government Relations of Covanta since May 1999. From May 1997 to May 1999 he served as Vice President - Policy and Communications of Covanta and prior thereto he served as Senior Vice President of the Covanta Energy Group, Inc., a Covanta subsidiary, in political affairs and lobbying activities.

         Stephen M. Gansler was named Senior Vice President, Human Resources of Covanta in March 2003. From March 2001 to March 2003, Mr. Gansler served as Vice President, Human Resources of Covanta. From 1998 to March 2001, Mr. Gansler was Worldwide Vice President, Human Resources, at a Johnson & Johnson affiliate. Prior to that time, Mr. Gansler held various positions in Human Resources with Johnson & Johnson for more than 20 years.

         Louis M. Walters was named Vice President and Treasurer of Covanta in 2001. Prior to that time and since January 2000, Mr. Walters served as Treasurer of Covanta Energy Group, Inc. Prior to joining Covanta, Mr. Walters was Treasurer at Conectiv from 1998 to January 2000. Prior to that time, Mr. Walters was Treasurer at Atlantic Energy for more than five years.

         William J. Keneally was named Senior Vice President and Chief Accounting Officer of Covanta in April, 2002. Prior to joining Covanta, Mr. Keneally was Vice President - Controller and Treasurer for Metion, Inc. since October 2000, a partner with BDO Seidman, LLP since July 1999 and Senior Vice President - Financial Controller of Inter-Continental Hotels and Resorts since May 1994.

         John M. Klett was named Senior Vice President, Domestic Operations in March 2003. Prior thereto he served as Executive Vice President of Covanta Waste to Energy, Inc. for more than five years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Covanta's directors, officers and persons who beneficially own more than 10% of any class of Covanta's equity securities to file certain reports concerning their beneficial ownership and changes in their beneficial ownership of Covanta's equity securities. Covanta believes that during fiscal year 2002 all persons who were required to file reports did so on a timely basis.

Item 11. EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth the aggregate cash and non-cash compensation for each of the last three fiscal years awarded to, earned by or paid to the CEO of Covanta and each of Covanta's four other most highly compensated executive officers whose salary and bonus exceeded $100,000 for fiscal year 2002:

                                                 SUMMARY COMPENSATION TABLE(1)

                                         ANNUAL COMPENSATION                              LONG TERM COMPENSATION

      NAME AND              YEAR     SALARY      BONUS       OTHER ANNUAL    RESTRICTED   SECURITIES      ALL OTHER COMPENSTION
 PRINCIPAL POSITION                                        COMPENSATION (2)    STOCK      UNDERLYING
                                                                               AWARDS       OPTIONS      DISPUTE
                                                                                 (4)        (#)       RESOLUTION (6)    OTHER (3)
 ------------------         ----     ------      -----     ---------------   ----------   ----------  --------------    ---------
Scott G. Mackin             2002    $625,000   $973,755(5)    $      0         $     0            0      $      0       $209,135
President and Chief         2001     625,000    650,000        254,146               0            0       212,212         62,860
Executive Officer           2000     600,000    650,000              0          89,700       60,000             0         55,075


Bruce W. Stone              2002    $325,000  $ 379,935(5)    $      0         $     0            0      $      0        $95,800
Senior Vice President,      2001     325,000    240,000        212,626               0            0       184,657         28,610
Business Development        2000     302,702    240,000              0          60,000       40,000             0         24,570
and Construction

Jeffrey R. Horowitz         2002    $260,000   $290,525(5)    $      0         $     0            0      $      0        $78,867
Senior Vice President,      2001     260,000    250,000              0               0            0             0         24,360
General Counsel             2000     209,796    220,000              0          50,000       40,000             0         16,772
and Secretary

Anthony J. Orlando          2002    $245,000   $337,345(5)    $      0         $     0            0      $      0        $75,348
Senior Vice President,      2001     245,000    260,000              0               0            0             0         23,110
Business and Financial      2000     221,375    210,000              0          40,000       40,000             0         19,075
Management

Paul B. Clements            2002    $250,000   $291,165(5)    $      0         $     0            0      $      0        $75,880
Senior Vice President,      2001     250,000   235.000               0               0            0             0         24,434
International Business      2000     235,000   195,000               0          45,000       40,000             0              0
Management and Operations

(1) Includes annual compensation awarded to, earned by or paid to the individual during the last three fiscal years, or any portion thereof that the named individual was employed by Covanta.

(2) Amounts in this column represent, for fiscal year ending December 31, 2001, tax gross-up payment in settlement of dispute as mentioned in footnote (6) below and further detailed in Item 13, Certain Relationships and Related Transactions, of this document for Messrs. Mackin and Stone of $254,146 and $212,262, respectively.

(3) Includes, for the fiscal year ending December 31, 2002: (i) contributions in the amount of $8,000 credited to the account balances of each of Messrs. Mackin, Stone, Horowitz, Orlando and Clements under the Company's 401(k) Savings Plan;
(ii) a cash payment to Messrs. Mackin, Stone, Horowitz, Orlando and Clements in the amount of $44,802, $15,133, $12,867, $12,681 and $11,880 respectively representing the excess of the amount of the contribution that could have been made to their Covanta Profit-Sharing Plan account pursuant to the formula applicable to all employees over the maximum contribution to such plan permitted by the Employee Retirement Income Security Act of 1974, as amended, and (iii) amounts paid pursuant to Covanta's Special Retention Bonus Plan under the Bankruptcy Court approved Key Employee Retention Plan implemented in 2002 following the Chapter 11 filing to Messrs. Mackin, Stone, Horowitz, Orlando and Clements of $156,333, $72,667, $58,000, $54,667 and $56,000, respectively.

(4) Awards of restricted stock are based on the closing price of Covanta Common Stock on the date of award and vest at the rate of 50% each year over a period of two years from the date of award. The number (and value) of the aggregate restricted stock holdings at December 31, 2002 for each of Messrs. Mackin, Stone, Horowitz, Orlando and Clements are 2,500 ($25), 1,700 ($17), 1,400 ($14),
1,150 ($11), and 1,300 ($13), respectively, based on the last trading price for Covanta Common Stock in trading on over the counter markets.

(5) The amounts shown represent the full amount of the annual bonuses attributable to 2002, which were paid in February 2003.

(6) For fiscal year ending December 31, 2001, the amounts set forth for Messrs. Mackin and Stone represent loan forgiveness in settlement of dispute as mentioned in footnote (2) above and further detailed in Item 13 "Certain Relationships and Related Transactions" of this document. On August 6, 1999, Covanta made loans to Messrs. Mackin and Stone for the purpose of paying the exercise price and withholding taxes in connection with their exercise of Covanta stock options which were expiring on August 9, 1999. Both loans were evidenced by demand notes with interest accruing thereon at the short-term applicable federal rate compounded annually. In 2001, as settlement of a dispute surrounding the circumstances under which the loans were originally granted, the Company forgave a portion of the loan and reduced the amount of the loan to the then fair market value of the stock. From the date of the settlement, the balance of each note will fluctuate with the fair market value of the stock. No interest will be payable. Upon any sale of the stock, the executive must pay the net proceeds to the Company.


                 Aggregated Option exercises in Last Fiscal Year
                            And FY-End Options Values


                                                          Number of Securities      Value of Unexercised
                                                         Underlying Unexercised     In-the- Money Options
                                                            Options at FY-End             at FY-End

                         Shares Acquired      Value           Exercisable/              Exercisable/
          Name           On Exercise (#)     Realized       Unexercisable (#)           Unexercisable
          ----           ---------------     --------     ----------------------    ---------------------
Scott G. Mackin                  0              $0           744,000/56,000                 $0/$0

Bruce W. Stone                   0              $0            68,334/26,666                 $0/$0

Jeffrey R. Horowitz              0              $0            89,334/50,660                 $0/$0

Anthony J. Orlando               0              $0            97,334/32,666                 $0/$0

Paul B. Clements                 0              $0           133,334/31,666                 $0/$0

COVANTA ENERGY GROUP PENSION PLAN

         Scott G. Mackin, Jeffrey R. Horowitz, Bruce W. Stone, Anthony J. Orlando and Paul B. Clements participate in the Company's Energy Group Pension Plan, a tax-qualified defined benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Under the Energy Group Pension Plan each participant who meets the plan's vesting requirements will be provided with an annual benefit at or after age 65 equal to 1.5% of the participant's average compensation during the five consecutive calendar years of employment out of the ten consecutive calendar years immediately preceding his retirement date or termination date during which such average is the highest, multiplied by his total years of service. Compensation includes salary and other compensation received during the year and deferred income earned, but does not include imputed income, severance pay, special discretionary cash payments or other non-cash compensation. The relationship of the covered compensation to the annual compensation shown in the Summary Compensation Table would be the Salary and Bonus columns and any car allowance. A plan participant who is at least age 55 and who retires after completion of at least five years of employment receives a benefit equal to the amount he would have received if he had retired at age 65, reduced by an amount equal to 0.5% of the benefit multiplied by the number of months between the date the participant commences receiving benefits and the date he would have commenced to receive benefits if he had not retired prior to age 65.

         Messrs. Mackin, Horowitz, Stone, Orlando and Clements also participate in the Company's Energy Group Supplementary Benefit Plan, a deferred compensation plan that is not qualified for federal income tax purposes. The Energy Group Supplementary Benefit Plan provides that, in the event that the annual retirement benefit of any participant in the Energy Group Pension Plan, determined pursuant to such plan's benefit formula, cannot be paid because of certain limits on annual benefits and contributions imposed by the Code, the amount by which such benefit must be reduced represents an unfunded liability and will be paid to the participant from the general assets of the Company.

         The following table shows the estimated annual retirement benefits payable in the form of a life annuity at age 65 under the Energy Group Pension Plan and the Energy Group Supplemental Benefit Plan. Benefits payable under the Energy Group Supplemental Benefit Plan are paid in the form of a lump sum. Mr. Mackin has 16.5 years, Mr. Stone has 26.8 years, Mr. Horowitz has 11.5 years, Mr. Orlando has 15.7 years and Mr. Clements has 7.7 years of credited service under the Energy Group Pension Plan as of December 31, 2002 and had annual average earnings for the last five years of $1,152,562, $531,749, $407,600, $424,891 and $421,506 respectively.

       AVERAGE ANNUAL
       EARNINGS IN 5
  CONSECUTIVE HIGHEST PAID
 YEARS OUT OF LAST 10 YEARS
    PRECEDING RETIREMENT

                                   ESTIMATED ANNUAL RETIREMENT BENEFITS BASED ON YEARS OF SERVICE

                                  5           10          15           20           25            30
          360,000              27,000       54,000       81,000     108,000       135,000       162,000
          375,000              28,125       56,250       84,375     112,500       140,625       168,750
          400,000              30,000       60,000       90,000     120,000       150,000       180,000
          425,000              31,875       63,750       95,625     127,500       159,375       191,250
          450,000              33,750       67,500     101,250      135,000       168,750       202,500
          500,000              37,500       75,000     112,500      150,000       187,500       225,000
          550,000              41,250       82,500     123,750      165,000       206,250       247,500
          600,000              45,000       90,000     135,000      180,000       225,000       270,000
          625,000              46,875       93,750     140,625      187,500       234,375       281,250
          900,000              67,500      135,000     202,500      270,000       337,500       405,000
          950,000              71,250      142,500     213,750      285,000       356,250       427,500
         1,000,000             75,000      150,000     225,000      300,000       375,000       450,000
         1,050,000             78,750      157,500     236,250      315,000       393,750       472,500
         1,100,000             82,500      165,000     247,500      330,000       412,500       495,000
         1,150,000             86,250      172,500     258,750      345,000       431,250       517,500
         1,200,000             90,000      180,000     270,000      360,000       450,000       540,000

DIRECTOR COMPENSATION

         (a)  Director's Fees

         Through March 31, 2002 each director, other than the Chairman, who was not an employee of Covanta or a Covanta subsidiary received an annual director's retainer fee of $35,000 plus a meeting fee of $1,500 for each Board of Directors meeting attended. Each non-employee director also received a meeting fee of $1,500 for each committee meeting attended. All directors are reimbursed for expenses incurred in attending Board of Directors and committee meetings. Directors who are employees of Covanta or a Covanta subsidiary receive no additional compensation for serving on the Board of Directors or any committee. On January 21, 2002, the Board of Directors voted to pay all non-employee directors compensation in the form of cash rather than 50% cash and 50% restricted stock as had been the practice. Effective April 1, 2002 the annual retainer fee and meeting fees were decreased by ten percent by resolution of the Board of Directors.

         In May 2001, the Compensation Committee reviewed the compensation payable to Mr. Farr as compensation for his duties as Chairman of the Board and determined that it was appropriate to adjust the monthly retainer of $35,000 to $20,000 for such time as the Chairman remained in this special role. In accordance with the January 21, 2002 resolution of the Board of Directors, such monthly retainer shall be paid in cash. Effective April 1, 2002, Mr. Farr's monthly retainer was further reduced by ten percent by resolution of the Board of Directors.

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

         (c)  Restricted Stock

         On February 17, 2000, the Board of Directors adopted the Covanta Restricted Stock Plan for Non-Employee Directors (the "Director's Restricted Stock Plan") which is administered by the Board of Directors and provides that only non-employee directors are eligible to receive awards. Each award of restricted stock will vest upon the earliest of the third month following the date of grant; the non-employee director's attainment of normal retirement age; the non-employee director's disability; or the non-employee director's death. Shares are freely transferable after they become vested subject to meeting certain SEC requirements. All unvested shares of restricted stock are forfeited upon the director's termination of directorship for any reason, other than death or disability. Shares become fully vested upon a change-in-control of the Company. Shares of Common Stock to be issued under the Director's Restricted Stock Plan will be made from shares held in Covanta's treasury, the maximum aggregate number of shares authorized to be issued is 100,000 shares and the purchase price for each share issued is zero. There were no awards of restricted stock granted to non-employee directors in 2002.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

EMPLOYMENT CONTRACTS

The Company is reviewing its employment contracts with employees in view of the Chapter 11 proceedings.

The Compensation Committee of the Board of Directors has authorized the rejection of all of the following employment contracts in the Chapter 11 proceedings.

(A) Mr. Mackin is employed by Covanta as its President and Chief Executive Officer, pursuant to an employment agreement dated as of October 1, 1998 and amended November 26, 2001 for a five year term commencing October 1, 1998 and continuing through September 30, 2003 and year to year thereafter, subject to the right of either party to terminate the agreement on any September 30th upon at least sixty (60) days prior written notice. The agreement provides for an annual salary in the amount of $625,000 or such higher rate as may be determined from time to time by the Board of Directors, and an annual incentive bonus in such amount as may be determined by the Board of Directors. The agreement also provides that if Mr. Mackin terminates his employment for good reason, including a change in control (as defined in the agreement), or if his employment is terminated by Covanta for any reason other than for cause (as defined in the agreement) then he is entitled to a lump sum cash payment equal to the product of five times his base salary at the highest annual rate in effect at any time prior to the termination date, and the highest amount of annual bonus payable at any time prior to the termination date and, if applicable, an additional payment equal to the amount of any excise tax imposed on any payments made under the agreement (including the additional payment) pursuant to the excess parachute payment provisions of the Code.

(B) Mr. Stone is employed by Covanta as its Senior Vice President, Business Development and Construction pursuant to an employment agreement dated May 1, 1999 and continues until May 1, 2004, and thereafter from year to year. The annual salary under the agreement is $291,059 or such higher rate as may be determined from time to time by the Board of Directors with an annual incentive bonus in such amount as determined by the Board of Directors. The agreement also provides that if Mr. Stone's employment is terminated by Covanta Energy Group, Inc. for any reason other than for cause (as defined in the agreement) or if Mr. Stone terminates his employment for good reason, including a change in control (as defined in the agreement), then Mr. Stone is entitled to a lump sum cash payment equal to the product of five times his annualized base salary at the highest annual rate in effect at any time prior to the termination date and the highest amount of annual bonus payable at any time prior to the termination date.

(C) Mr. Horowitz is employed by Covanta as its Senior Vice President, General Counsel and Secretary, pursuant to an employment agreement dated May 1, 1999 and continuing until May 1, 2004 and thereafter from year to year. The annual salary under the agreement is $201,721 or such higher rate as may be determined from time to time by the Board of Directors with an annual incentive bonus in such amount as determined by the Board of Directors. The Agreement also provides that if Mr. Horowitz's employment is terminated by Covanta Energy Group, Inc. for any reason other than for cause (as defined in the agreement) or if Mr. Horowitz terminates his employment for good reason, including a change in control (as defined in the agreement), then Mr. Horowitz would be entitled to a lump sum cash payment equal to the product of five times his annualized base salary at the highest annual rate in effect at any time prior to the termination date and the highest amount of annual bonus payable at any time prior to the termination date.

(D) Mr. Orlando is employed by Covanta as its Senior Vice President, Business and Financial Management, pursuant to an employment agreement dated May 1, 1999 and continuing until May 1, 2004 and thereafter from year to year. The annual salary under the agreement is $201,250 or such higher rate as may be determined from time to time by the Board of Directors with an annual incentive bonus in such amount as determined by the Board of Directors. The Agreement also provides that if Mr. Orlando's employment is terminated by Covanta Energy Group, Inc. for any reason other than for cause (as defined in the agreement) or if Mr. Orlando terminates his employment for good reason, including a change in control (as defined in the agreement), then Mr. Orlando would be entitled to a lump sum cash payment equal to the product of five times his annualized base salary at the highest annual rate in effect at any time prior to the termination date and the highest amount of annual bonus payable at any time prior to the termination date.

(E) Mr. Clements is employed by Covanta as its Senior Vice President, International Business Management and Operations, pursuant to an employment agreement dated May 1, 1999 and continuing until May 1, 2004 and thereafter from year to year. The annual salary under the agreement is $220,000 with an annual incentive bonus in such amount as determined by the Board of Directors. The agreement also provides that if Mr. Clements employment is terminated by Covanta Energy Group, Inc. for any reason other than for cause (as defined in the agreement) or if Mr. Clements terminates his employment for good reason, including a change in control (as defined in the agreement), then Mr. Clements is entitled to a lump sum cash payment equal to the product of five times his annualized base salary at the highest annual rate in effect at any time prior to the termination date and the highest amount of annual bonus payable at any time prior to the termination date.

TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Retention Program. Effective September 18, 2002, Covanta adopted a Key Employee Retention Program (the "Key Employee Retention Program") in the form approved by the Bankruptcy Court on that date. The Key Employee Retention Program consists of three components: the Key Employee Severance Plan (the "Severance Plan"), the Key Employee Retention Bonus Plan (the "Retention Bonus Plan") and the Long-Term Incentive Plan (the "LTIP"). Each of the named executive officers participates in the Key Employee Retention Program.

         Severance Plan. In general, under the terms of the Severance Plan, in the event of a participant's termination by Covanta "Without Cause" or resignation for "Mutual Benefit" (as each such term is defined in the Key Employee Retention Program), such participant is eligible to receive cash severance benefits, payable in a lump sum, equal to 200%, in the case of Mr. Mackin, and 150%, in the case of the other four named executive officers, of such individual's base salary and continued coverage under Covanta's medical and dental plans for eighteen months following termination. Severance benefits are reduced, however, to the extent that any portion would not be deductible under the provisions of the Internal Revenue Code relating to excess parachute payments. A participant is required to provide a general release of claims to Covanta and to comply with certain other covenants as a condition to receipt of any severance benefits under the Severance Plan.

         Retention Bonus Plan. Under the Retention Bonus Plan, a participant, including each of the named executive officers, is eligible to receive a cash retention bonus equal to a percentage of such participant's base salary, payable in three equal installments, generally provided the participant is continuously employed until the applicable payment date for each such installment. Mr. Mackin is eligible to receive a cash retention bonus equal to 75% of his base salary, in the aggregate, and each of the other four named executive officers is eligible to receive a cash retention bonus equal to 67% of such officer's base salary, in the aggregate. The first installment amount was paid to eligible participants, including each of the named executive officers, on September 30, 2002. The second installment amount will become vested and payable generally on the earlier of (i) September 30, 2003 and (ii) the consummation of Covanta's plan of reorganization or the consummation of one or a series of transactions pursuant to which all or substantially all of Covanta's assets are sold (a "Trigger Event"). The third installment will become vested and payable generally on the date a Trigger Event occurs. In addition, if a Trigger Event occurs prior to April 1, 2003, additional cash retention bonuses would become payable to eligible participants, provided that the aggregate amount of such additional bonuses may not exceed $1 million. In the event of a participant's termination by Covanta Without Cause, resignation for Mutual Benefit, or termination due to the participant's death or disability, a pro rata portion of such participant's then unpaid retention bonus award would become immediately vested and payable, except that, if such termination or resignation occurs after payment of the second installment, payment of the third installment would be made on the date the Trigger Event occurs. In the event of any other termination, any unpaid portion of a participant's retention bonus award is forfeited.

         LTIP. A Participant in the LTIP will generally be eligible to receive a lump sum cash incentive bonus award in the event that, prior to the first anniversary of the date the Bankruptcy Court confirms a plan of reorganization for Covanta, such participant's employment is terminated by Covanta Without Cause or such participant resigns for Mutual Benefit. Except in the event of an alternative transaction, as described below, any incentive bonus award that becomes payable to an eligible participant will equal a specified percentage of an LTIP bonus pool established under the LTIP. Amounts will be credited to the LTIP Pool based on the Value Realized (as defined in the LTIP) by Covanta and its affiliates in connection with any asset sales or eliminations of pre-petition letters of credit during the bankruptcy proceedings and the enterprise value of Covanta and its affiliates upon emergence from bankruptcy. Each participant's percentage interest in the LTIP pool is established by the Compensation Committee of Covanta's Board of Directors, in consultation with the Chief Executive Officer, within a range provided under the LTIP, except that Mr. Mackin's percentage interest is fixed at 35%. The range of percentage interest of each of Messrs. Stone, Horowitz and Orlando is 9.5% to 14.5% and for Mr. Clements is 8.8% to 13.8%.

         In the event of an alternative transaction (e.g., an investment by Kohlberg Kravis Roberts & Co. of new equity capital in exchange for 50% of the equity securities of Covanta or Covanta's emergence from bankruptcy as a stand-alone, going concern entity), any incentive bonus award that becomes payable to an eligible participant will equal a percentage of such participant's base salary and annual bonus, reduced by any amount payable to the participant under the Severance Plan. Such percentage for Mr. Mackin is 200% and for each of the other four named executive officers is 150%.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of Covanta's Compensation Committee are Norman G. Einspruch, Chairman; Jeffrey F. Friedman, Veronica M. Hagen, Homer A. Neal, and Robert R. Womack. All of the foregoing members are "non-employee directors" within the meaning of revised Rule 16b-3 promulgated under Section 16(b) of the Securities Exchange Act of 1934, as amended, and "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, who are not employees or members of management of Covanta or any of its subsidiaries.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Covanta has been advised by Dimensional Fund Advisors, Inc. that it, along with certain members of its group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) or respective investment managers, are the beneficial owner of more than 5% of Covanta's Common Stock, which shares were acquired for investment purposes for certain of their advisory clients. The following table sets forth certain information concerning the foregoing:

TITLE OF    NAME AND ADDRESS                  AMOUNT AND NATURE         PERCENT
CLASS       OF BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP   OF CLASS

Common      Dimensional Fund Advisors, Inc.    2,607,201 shares (1)        5.2
            1299 Ocean Avenue, 11th Floor
            Santa Monica, California 90401

---------------------------------
(1) A Schedule 13G Report dated January 30, 2002 shows that 2,607,201 shares are held with sole power to vote or to direct the vote and sole power to dispose or direct the disposition thereof.

SECURITY OWNERSHIP BY MANAGEMENT

Information about the Common Stock beneficially owned as of March 31, 2003 by each nominee, each director, each executive officer named in the summary compensation table and all directors and executive officer of Covanta as a group is set forth as follows:

NAME OF BENEFICIAL OWNER                                AMOUNT AND NATURE OF
------------------------                             BENEFICIAL OWNERSHIP (1)(2)


Anthony J. Bolland                                              58,291(3)
Paul B. Clements                                               162,573(4)
Norman G. Einspruch                                             25,514(3)
George L. Farr                                                 280,384(3)
Jeffrey F. Friedman                                             51,705(3)
Veronica M. Hagen                                                2,550
Jeffrey R. Horowitz                                            112,667(4)
Scott G. Mackin                                                836,200(4)
Craig G. Matthews                                                7,668(3)
Homer A. Neal                                                   12,106(3)
Anthony J. Orlando                                             124,090(4)
Robert E. Smith                                                 12,779(3)
Bruce W. Stone                                                 119,284(4)
Joseph A. Tato                                                  16,191(3)
Helmut F.O. Volcker                                             39,394(3)
Robert R. Womack                                                21,562(3)

All executive officers and directors as a group
(26 persons) including those named above                     2,475,980(5)

---------------------------------------
(1) Except as otherwise noted, each individual owns all shares directly and has sole investment and voting power with respect to all shares. No officer or director owns shares of Covanta Series A Preferred Stock.

(2) The beneficial ownership of each individual is less than 1.0% of the class.

(3) Includes: 31,667 shares for Mr. Bolland, 6,667 shares for Dr. Einspruch, 137,667 shares for Mr. Farr, 31,667 shares for Mr. Friedman, 3,334 shares for Mr. Matthews, 6,667 shares for Dr. Neal, 6,667 shares for Mr. Smith, 13,334 shares for Mr. Tato, 26,667 shares for Dr. Volcker and 13,334 shares for Mr. Womack subject to stock options which are exercisable and restricted stock which will vest within 60 days of March 31, 2002. Also includes: 2,735 shares held in a Keogh Plan and 16,112 shares held in a revocable trust by Dr. Einspruch, 100,000 shares held by a partnership in which Mr. Farr is a partner, 12,000 shares held by Mr. Friedman in an IRA, and 100 shares held by Dr. Neal jointly with his wife over which Dr. Neal has shared voting and investment authority with his wife.

(4) Includes: 151,667 shares for Mr. Clements; 106,667 shares for Mr. Horowitz; 772,000 shares for Mr. Mackin; 116,668 shares for Mr. Orlando and 81,667 shares for Mr. Stone, subject to stock options which are exercisable within 60 days of March 31, 2003.

(5) This amount reflects shares subject to stock options which are exercisable and restricted stock which becomes vested within 60 days of March 31, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION

            The following table includes information as of December 31, 2002 with respect to Covanta's equity compensation plans. These plans include the Ogden Corporation 1990 Stock Option Plan, as Amended and Restated September 18, 1997 (the "Ogden Stock Option Plan"), the Ogden Corporation 1999 Stock Incentive Plan, as Amended and Restated January 1, 2000 (the "Ogden Stock Incentive Plan"), the Covanta Energy Corporation Restricted Stock Unit Plan for Non-Employee Directors, as Amended and Restated May 23, 2001 (the "Non-Employee Director Restricted Stock Unit Plan"), and the Ogden Corporation Restricted Stock Plan (the "Restricted Stock Plan").

----------------------------------------------------------------------------------------------------------------------
                                Number of securities to    Weighted-average exercise   Number of securities
Plan Category                   be issued upon exercise    price of outstanding        remaining available for
                                of outstanding options,    options, warrants and       future issuance under equity
                                warrants and rights (a)    rights (b)                  compensation plans (excluding
                                                                                       securities reflected in
                                                                                       column (a)) (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                3,313,335                  18.7233                  5,016,001 (2)
approved by
stockholders(1)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                    0                        0                    528,633 (4)
approved by stockholders(3)
----------------------------------------------------------------------------------------------------------------------
Total                                    3,313,335                  18.7233                  5,544,634
----------------------------------------------------------------------------------------------------------------------

---------------
1  Consists of the Ogden Stock Option Plan and the Ogden Stock Incentive Plan.

2 Up to 160,000 shares under the Non-Employee Director Restricted Stock Unit Plan may be issued in connection with restricted stock units or pursuant to unrestricted stock grants. Up to 500,000 shares may be issued in connection with restricted stock awards under the Restricted Stock Plan.

3 Consists of the Non-Employee Director Restricted Stock Unit Plan and the Restricted Stock Plan.

4 Up to 160,000 shares under the Non-Employee Director Restricted Stock Unit Plan may be issued in connection with restricted stock units or pursuant to unrestricted stock grants. Up to 500,000 shares may be issued in connection with restricted stock awards under the Restricted Stock Plan.

The following two equity compensation plans have not been approved by the Company's stockholders.

The Non-Employee Director Restricted Stock Unit Plan

            The Non-Employee Director Restricted Stock Unit Plan is an amendment and restatement of the Ogden Corporation Restricted Stock Plan for Non-Employee Directors. The Plan provides for (i) the automatic grant of restricted stock units to non-employee directors of the Company with respect to fifty percent of their annual retainer fees, (ii) the automatic grant of common stock to non-employee directors with respect to fifty percent of their meeting fees, and
(iii) non-employee directors to elect to receive restricted stock units in lieu of common stock and cash with respect to the retainer and meeting fees not automatically paid in restricted stock units. Notwithstanding the foregoing, on January 21, 2002, the Board of Directors voted to pay all non-employee director compensation in the form of cash rather than 50% cash and 50% restricted stock, as had been the practice.

            Retainer Fees. The restricted stock units respecting fifty percent of the non-employee director's annual retainer fees were granted on the first Board meeting of the Company's fiscal year. These restricted stock units vested on the earliest to occur of the first anniversary of the grant date, the non-employee director's attainment of age 72, the non-employee director's disability, or the non-employee director's death. Prior to vesting, non-employee directors had no rights as shareholders with respect to their restricted stock units. Upon vesting, shares of Company common stock were issued to the non-employee directors, unless the non-employee director elected to defer receipt of the shares. The remaining fifty percent of a non-employee director's retainer was paid in cash or, if a deferral election was made by the non-employee director, in restricted stock units payable in shares of common stock upon the director's termination of service on the Board or on the date or dates elected by the non-employee director. Notwithstanding the foregoing, the Chairman of the Board received his retainer fee in four equal quarterly installments. Fifty percent of the Chairman's retainer fee was paid in common stock or, in the case of a deferral election, in restricted stock units, and the remaining fifty percent was paid in cash or, in the case of a deferral election, in restricted stock units.

            Meeting Fees. Fifty percent of each non-employee director's meeting fees, which are paid quarterly, are paid in the form of Company common stock or, in the case of a deferral election, in restricted stock units. Unless otherwise determined by the Board, the Chairman shall not be entitled to meeting fees.

            In the event of a change in control as defined in the Non-Employee Director Restricted Stock Unit Plan of the Company, unvested restricted stock units become immediately vested, deferred amounts are paid, and fees that otherwise would be paid for the quarter in which the change in control occurs are paid at the time of the change in control.

            Only shares of common stock reacquired by the Company and held in treasury may be issued under the Plan. The aggregate number of shares of common stock which may be issued under the plan shall not exceed 160,000 shares, subject to antidilution adjustments in the event of certain recapitalizations, reorganizations, of other changes in the Company's capital structure. The Company shall have no obligation to issue shares under the plan unless and until the Company's shares are listed on a national securities exchange or system sponsored by a national securities association. As of December 31, 2002, 0 restricted stock unit awards were outstanding and 107,533 shares of Company common stock had been issued under the plan pursuant to vested restricted unit awards and common stock grants. The Board may amend, suspend, or terminate the plan at any time, provided such action does not impair the rights of plan participants without their consent.

The Restricted Stock Plan

            The Restricted Stock Plan was adopted by the Company effective February 10, 2000. The plan provides for the issuance of restricted stock awards to key employees of the Company and its affiliates. The Plan is administered by a committee (the "Committee") comprised of members of the Company's Board of Directors. The Committee determines the terms and conditions of restricted stock awards made under the plan, including which key employees are eligible to receive awards, the number of restricted shares subject to the awards, vesting schedules and acceleration thereof. The Committee has authority to amend the terms restricted stock awards prospectively or retroactively, provided such amendment does not impair the rights of any holder without his or her consent. No more than 500,000 shares may be issued pursuant to restricted stock awards under the plan, subject to antidilution adjustments in the event of certain recapitalizations, reorganizations, of other changes in the Company's capital structure. Restricted shares are subject to forfeiture and transfer limitations. Upon vesting, shares of unrestricted common stock are issued to the participant. During the restricted period, unless otherwise determined by the Committee, holders of restricted shares have all of the rights of a holder of shares of Company common stock including the right to receive dividends and the right to vote such shares. Upon a change in control of the Company, all restricted stock awards become immediately vested and shares of unrestricted common stock are issued to the participant. The Board or the Committee may amend, suspend, or terminate the plan at any time, provided such action does not impair the rights of plan participants without their consent.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A loan was made by Covanta in 1989 to Lynde H. Coit, Senior Vice President and General Counsel of Covanta, to assist Mr. Coit in the purchase of a home in connection with his relocation. The loan is evidenced by a demand note, bearing interest at the rate of 8% per annum and is secured by a second mortgage on the premises. The maximum amount outstanding under the loan during 2002 was $168,200. As of December 31, 2002, there was an outstanding balance of $168,200. This loan was repaid in full on March 10, 2003.

         In 1990, a loan was made by Covanta Energy to Bruce W. Stone, an Executive Officer of Covanta, for the purpose of assisting him in the purchase of his home. The loan is evidenced by a demand note bearing interest at the rate 8% per annum. As of December 31, 2002, there was an outstanding balance of $95,999, including accrued interest. The maximum amount outstanding during 2002 is the amount outstanding on December 31, 2002. This loan was repaid in full on February 27, 2003.

         On August 6, 1999, Covanta made loans to Messrs. Mackin, Stone and Coit for the purpose of paying the exercise price and withholding taxes in connection with their exercise of Covanta stock options which were expiring on August 9, 1999. All loans were evidenced by demand notes with interest accruing thereon at the short-term applicable federal rate compounded annually. On November 26, 2001 these notes were restructured as a settlement of a dispute surrounding the circumstances under which the loans were originally granted. That settlement changed the notes from a fixed principal amount which accrued interest to a variable amount equal to the market value, from time to time, of the Covanta common shares purchased by the officers when exercising the above-mentioned stock options.

         No interest will be payable. Upon any sale of the stock, the executive must pay the net proceeds to the Company. The Company also made a tax gross-up payment to the executives. These amounts are reflected in the Summary Compensation Table. The largest amount of indebtedness outstanding since January 1, 2002 for Messrs. Mackin, Stone and Coit was $132,888, $113,904 and $28,476, respectively, including accrued interest. As of December 31, 2002 based on the fair market value of the stock on such date, the balances for Messrs. Mackin, Stone and Coit were $235, $202 and $50, respectively.

         Robert E. Smith, a Covanta director, is counsel to the law firm of Katten Muchin Zavis Rosenman which during 2002 rendered legal services to Covanta principally in the area of litigation management.

         Joseph A. Tato, a Covanta director, is a partner of the law firm of LeBoeuf, Lamb, Greene & MacRae, LLP which rendered legal services during 2002 to Covanta Energy Group, Inc., a Covanta subsidiary.

Item 14. DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, who also presently performs the functions of principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company's evaluation, the Chief Executive Officer, concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the most recent evaluation of internal controls.

                                     PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as a part of this report:

             (1) All financial statements: see Index to financial statements, see Part II, Item 8.

             (2) Financial statement schedules: see Index to financial statements, see Part II, Item 8.

        (b) During the fourth quarter of 2002 and first quarter of 2003, no Reports on Form 8-K were filed.

        (c)  Those exhibits required to be filed by Item 601 of Regulation S-K:

                                    EXHIBITS

3.    Articles of Incorporation and By-laws.

      3.1    (a)    The Company's Restated Certificate of Incorporation as
                    amended.*

             (b) Certificate of Ownership and Merger, Merging Ogden-Covanta, Inc. into Ogden Corporation, dated March 7, 2001.*

      3.2    The Company's By-Laws, as amended through April 8, 1998.*

4.    Instruments Defining Rights of Security Holders.

      4.1 Fiscal Agency Agreement between Covanta and Bankers Trust Company, dated as of June 1, 1987, and Offering Memorandum dated June 12, 1987, relating to U.S. $85 million Ogden 6% Convertible Subordinated Debentures, Due 2002.*

      4.2 Fiscal Agency Agreement between the Company and Bankers Trust Company, dated as of October 15, 1987, and Offering Memorandum, dated October 15, 1987, relating to U.S. $75 million Ogden 5-3/4% Convertible Subordinated Debentures, Due 2002.*

      4.3 Indenture dated as of March 1, 1992 from the Company Corporation to Wells Fargo Bank Minnesota, National Association, as Trustee (as successor in such capacity to The Bank of New York, Trustee), relating to the Company's $100 million debt offering.*

10.   Material Contracts

      10.1   (a)    U.S. $95 million Term Loan and Letter of Credit and
                    Reimbursement Agreement among the Company, the Deutsche Bank
                    AG, New York Branch and the signatory Banks thereto, dated
                    March 26, 1997.*

             (b) Revolving Credit and Participation Agreement, dated as of March 14, 2001, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner.*

             (c) First Amendment to Revolving Credit and Participation Agreement, dated as of July 30, 2001, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner.*

             (d) Second Amendment to Revolving Credit and Participation Agreement, dated as of August 31, 2001, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner.*

             (e) Third Amendment to Revolving Credit and Participation Agreement, dated as of December 20, 2001, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner.*

             (f) Fourth Amendment to Revolving Credit and Participation Agreement, dated as of January 31, 2002, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner.*

             (g) Fifth Amendment to Revolving Credit and Participation Agreement, dated as of February 21, 2002, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner.*

             (h) Sixth Amendment to Revolving Credit and Participation Agreement, dated as of March 12, 2002, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner.*

             (i) Seventh Amendment to Revolving Credit and Participation Agreement, dated as of March 22, 2002, among the Company, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner.*

             (j) Debtor In Possession Credit and Participation Agreement, dated as of April 1, 2002, among the Company, the Company's U.S. Subsidiaries listed therein, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner.*

             (k) Security Agreement, dated as of April 1, 2002, by and among the Company, each of the other Borrowers listed on the signature pages thereof, each of the Subsidiary Guarantors listed on the signature pages thereof and each Additional Subsidiary Guarantor and Borrower that may become a party thereto after the date thereof, and Bank of America, N.A., in its capacity as administrative agent for and representative of Lenders from time to time party to the Credit Agreement.*

             (l) First Amendment to Debtor In Possession Credit Agreement and Security Agreement, dated as of April 3, 2002, by and among the Company, the Subsidiaries of the Company listed on the signature pages thereof as Borrowers, the Subsidiaries of the Company listed on the signature pages thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders.*

             (m) Second Amendment to Debtor in Possession Credit Agreement, dated as of May 10, 2002, among the Company, the Subsidiaries listed on the signature pages thereof as Borrowers, the Subsidiaries listed on the signature pages thereof as Subsidiary Guarantors, the Lenders listed therein, Bank of America, N.A., as Administrative Agent, and Deutsche Bank AG, New York Branch, as Documentation Agent.*

             (n) Third Amendment and Limited Waiver to Debtor in Possession Credit Agreement, dated as of October 4, 2002, among the Company, the Subsidiaries listed on the signature pages thereof as Borrowers, the Subsidiaries listed on the signatures pages thereof as Subsidiary Guarantors, the Lenders listed therein, Bank of America, N.A., as Administrative Agent, and Deutsche Bank AG, New York Branch as Documentation Agent.*

             (o) Fourth Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent, dated as of December 10, 2002, by and among the Company, the Subsidiaries of the Company listed on the signature page thereof as Borrowers, the Subsidiaries of the Company listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders.

             (p) Fifth Amendment to the Debtor-in-Possession Credit Agreement, dated as of December 18, 2002, by and among the Company, the Subsidiaries of the Company listed on the signature page thereof as Borrowers, the Subsidiaries of the Company listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders.

             (q) Sixth Amendment to the Debtor-in-Possession Credit Agreement, Limited Consent and Amendment to Security Agreement dated as of March 25, 2003, by and among the Company, the Subsidiaries of the Company listed on the signature page thereof as Borrowers, the Subsidiaries of the Company listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders.

             (r) First Amendment to Intercreditor Agreement, dated as of April 1, 2002, by and among the Company, the Subsidiaries of the Company listed on the signature pages thereof as Borrowers, the Subsidiaries of the Company listed on the signature pages thereof as Subsidiary Guarantors, the financial institutions party thereto, Bank of America, N.A., as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders.*

             (s) Subsidiary Guaranty, entered into as of April 1, 2002, by the Guarantors signatories thereto in favor of and for the benefit of Bank of America, N.A., as Administrative Agent for and representative of the Lenders from time to time party to the Credit Agreement referred to therein.*

      10.2 Amended and Restated Rights Agreement between the Company and the Bank of New York, dated as of September 28, 2000.*

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

             (b) Ogden Corporation 1999 Stock Incentive Plan Amended and Restated as of January 1, 2000.*

             (c)    Ogden Energy Select Plan, dated January 1, 2000 (c).*

             (d)    (i)   Ogden Corporation Restricted Stock Plan and Restricted
                          Stock Agreement.*

                    (ii) Ogden Corporation Restricted Stock Plan for Non-Employee Directors and Restricted Stock Agreement.*

                    (iii) Covanta Energy Corporation Restricted Stock Unit Plan
                          for Non-Employee Directors, as Amended and Restated on May 23, 2001.*

             (e) Ogden Corporation Profit Sharing Plan as Amended and Restated effective as of January 1, 1995.*

             (f)    Ogden Corporation Core Executive Benefit Program.*

             (g)    Ogden Projects Pension Plan.*

                    (i) Covanta Energy Pension Plan, as amended and restated and effective January 1, 2001.*

             (h)    Ogden Projects Profit Sharing Plan.*

                    (i) Covanta Energy Profit Sharing Plan, as amended and restated December 18, 2001 and effective
                          January 1, 1998.*

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

             (k)    (i)   Form of Amended Ogden Projects, Inc. Profit Sharing
                          Plan, effective as of January 1, 1994.*

                    (ii) Form of Amended Ogden Projects, Inc. Pension Plan, effective as of January 1, 1994.*

             (l)    Ogden Executive Performance Incentive Plan.*

             (m)    Ogden Key Management Incentive Plan.*

             (n)    Covanta Energy Corporation Key Employee Severance Plan

             (o)    Covanta Energy Corporation Key Employee Retention Bonus Plan

             (p)    Covanta Energy Corporation Long-Term Incentive Plan

      10.4   Employment Agreements

             (a) Employment Agreement between Scott G. Mackin, Executive Vice President and the Company dated as of October 1, 1998.*

                    (i) Amendment to Employment Agreement between Covanta Energy Corporation and Scott G. Mackin dated November 26, 2001.*

                    (ii) Supplemental Agreement to Consolidated Amended and Restated Demand Note between Covanta Energy Corporation and Scott G. Mackin dated November 26, 2001.*

                    (iii) Consolidated Amended and Restated Demand Note between
                          Covanta Energy Corporation and Scott G. Mackin dated November 26, 2001.*

             (b) Employment Agreement between Jeffrey R. Horowitz and Covanta Energy Group, Inc., dated May 1, 1999.*

             (c) Employment Agreement between Paul B. Clements and Covanta Energy Group, Inc., dated May 1, 1999.*

             (d) Employment Agreement between Covanta Energy Group, Inc. and Bruce W. Stone dated May 1, 1999.*

                    (i) Supplemental Agreement to Consolidated Amended and Restated Demand Note between Covanta Energy Corporation and Bruce W. Stone dated November 26, 2001.*

                    (ii) Consolidated Amended and Restated Demand Note between Covanta Energy Corporation and Bruce W. Stone dated November 26, 2001.*

             (e) Employment Agreement between Anthony J. Orlando and Covanta Energy Group, Inc., dated May 1, 1999.*

21.   Subsidiaries of Covanta, transmitted herewith as Exhibit 21.

23.   Independent Auditors Consent, transmitted herewith as Exhibit 23.

99. Certifications pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* INCORPORATED BY REFERENCE AS SET FORTH IN THE EXHIBIT INDEX OF THIS ANNUAL REPORT ON FORM 10-K.

                        FORM OF CERTIFICATION REQUIRED BY
        RULES 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

         I, Scott G. Mackin, certify that:

         1. I have reviewed this annual report on Form 10-K of Covanta Energy Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 1 3a-14 and 15d- 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: March 31, 2003              /s/ Scott G. Mackin
               ---------------------       -------------------------------------
                                           Scott G. Mackin
                                           President and Chief Executive Officer

                        FORM OF CERTIFICATION REQUIRED BY
        RULES 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

         I, Scott G. Mackin, certify that:

         1. I have reviewed this annual report on Form 10-K of Covanta Energy Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 1 3a-14 and 15d- 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: March 31, 2003              /s/ Scott G. Mackin
               --------------------        -------------------------------------
                                           Scott G. Mackin
                                           Principle Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COVANTA ENERGY CORPORATION


DATE: March 31, 2003                       /s/ Scott G. Mackin
      ----------------                     -------------------------------------
                                           Scott G. Mackin
                                           President and Chief
                                           Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                         TITLE                               DATE


/s/ SCOTT G. MACKIN
------------------------
SCOTT G. MACKIN           President, Chief Executive Officer
                          and Director                           March 31, 2003


/s/ SCOTT G. MACKIN
------------------------
SCOTT G. MACKIN           Principal Financial Officer            March 31, 2003



/s/ WILLIAM J. KENEALLY
------------------------
WILLIAM J. KENEALLY       Senior Vice President,
                          Chief Accounting Officer               March 31, 2003


/s/ ANTHONY J. BOLLAND
------------------------
ANTHONY J. BOLLAND        Director                               March 31, 2003


/s/ NORMAN G. EINSPRUCH
------------------------
NORMAN G. EINSPRUCH       Director                               March 31, 2003


/s/ GEORGE L. FARR
------------------------
GEORGE L. FARR            Director                               March 31, 2003


/s/ JEFFREY F. FRIEDMAN
------------------------
JEFFREY F. FRIEDMAN       Director                               March 31, 2003


/s/ VERONICA M. HAGEN
------------------------
VERONICA M. HAGEN         Director                               March 31, 2003


/s/ CRAIG G. MATTHEWS
------------------------
CRAIG G. MATTHEWS         Director                               March 31, 2003


/s/ HOMER A. NEAL
------------------------
HOMER A. NEAL             Director                               March 31, 2003


/s/ ROBERT E. SMITH
------------------------
ROBERT E. SMITH           Director                               March 31, 2003


/s/ JOSEPH A. TATO
------------------------
JOSEPH A. TATO            Director                               March 31, 2003


/s/ HELMUT F.O. VOLCKER
------------------------
HELMUT F.O. VOLCKER       Director                               March 31, 2003


/s/ ROBERT R. WOMACK
------------------------
ROBERT R. WOMACK          Director                               March 31, 2003