Form 10-Q
period 2003-03-31
COVANTA ENERGY CORP
filed 2003-05-13
CIK 73902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                    to
                                 --------------------  ------------------------


                          Commission file number 1-3122

                           Covanta Energy Corporation
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


                                 (973) 882-9000
                     --------------------------------------
               (Registrant's telephone number including area code)


                                 Not Applicable
                   ----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares of the registrant's Common Stock outstanding as of May 1, 2003 was 49,824,251 shares. The number of shares of the registrant's $1.875 Cumulative Convertible Preferred Stock (Series A) outstanding as of May 1, 2003 was 33,049 shares.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES
                      CONDENSED STATEMENTS OF CONSOLIDATED
                        OPERATIONS AND COMPREHENSIVE LOSS


                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                       2003             2002
                                                                       ----             ----
                                                                                    (As Restated)
                                                          (In Thousands of Dollars, Except Per Share Amounts)

Service revenues                                                     $ 125,743      $ 129,840
Electricity and steam sales                                             88,488         79,282
Construction revenues                                                    6,007         12,394
Other revenues-net                                                                          7
                                                                      --------       --------
Total revenues                                                         220,238        221,523
                                                                      --------       --------

Plant operating expenses                                               137,437        122,424
Construction costs                                                       5,566         12,648
Depreciation and amortization                                           22,765         24,521
Debt service charges-net                                                18,954         21,004
Other operating costs and expenses                                       1,806         12,307
Net loss (gain) on sale of businesses                                    (417)          7,040
Selling, administrative and general expenses                             9,797         17,897
Project development expenses                                                            1,213
Other (income) expense-net                                               (563)         33,665
                                                                      --------       --------
Total costs and expenses                                              195,345         252,719
                                                                      --------       --------

Equity in income from unconsolidated investments                         4,441          3,855
                                                                      --------       --------
Operating income (loss)                                                 29,334       (27,341)
Interest expense (net of interest income of $667 and $617,
    respectively  and excluding  post-petition  contractual
    interest of $243 and zero for 2003 and 2002, respectively)        (11,015)       (11,783)
Reorganization items                                                  (15,494)
                                                                      --------       --------
Income (loss) from continuing operations before income
    taxes, minority interests, discontinued operations and
    the cumulative effect of change in accounting principle              2,825       (39,124)

Income tax (expense) benefit                                           (1,253)          7,593
Minority interests                                                     (2,564)        (1,555)
                                                                      --------       --------
Loss from continuing operations before discontinued
    operations and change in accounting principle                        (992)       (33,086)
Loss from discontinued operations (net of income tax
    expense of $15 in 2002)                                                          (17,866)
Cumulative  effect of change in accounting  principle  (net
of income tax  benefit of $5,532 in 2003 and zero in 2002)             (8,538)        (7,842)
                                                                      --------       --------

 Net loss                                                              (9,530)       (58,794)
                                                                      --------       --------
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments (net of
    income taxes of: zero and ($415) respectively)                         807        (1,430)
Less: reclassification adjustment for translation
    adjustments included in:
             loss from continuing operations                                            1,233
             loss from discontinued operations                                            297
Unrealized  holding  losses  arising  during period (net of
    income  taxes benefit of $3 in 2002)                                                  (4)
                                                                      --------       --------
Other comprehensive income                                                 807             96
                                                                      --------       --------
Comprehensive loss                                                    $(8,723)      $(58,698)
                                                                      ========      =========

Basic loss per share:
Loss from continuing operations                                        $(0.02)        $(0.66)
Loss from discontinued operations                                                      (0.36)
Cumulative effect of change in accounting principle                     (0.17)         (0.16)
                                                                      --------       --------
Net loss                                                               $(0.19)        $(1.18)
                                                                      ========      =========
Diluted loss per share:
Loss from continuing operations                                        $(0.02)        $(0.66)
Loss from discontinued operations                                                      (0.36)
Cumulative effect of change in accounting principle                     (0.17)         (0.16)
                                                                      --------       --------
Net loss                                                               $(0.19)        $(1.18)
                                                                      ========      =========

            See notes to condensed consolidated financial statements.

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      MARCH 31, 2003        DECEMBER 31, 2002
                                                                      --------------        -----------------
                                                              (In Thousands of Dollars, Except Per Share Amounts)
Assets
Current Assets:
Cash and cash equivalents                                                $  100,297             $  115,815
Restricted funds held in trust                                              124,127                 92,039
Receivables (less allowances: 2003, $20,395 and 2002,                       246,307                259,082
  $20,476)
Deferred income taxes                                                        11,200                 11,200
Prepaid expenses and other current assets                                    87,182                 85,997
                                                                        -----------            -----------
Total current assets                                                        569,113                564,133
Property, plant and equipment-net                                         1,651,251              1,661,863
Restricted funds held in trust                                              149,211                169,995
Unbilled service and other receivables (less allowances of
  $2,957 in 2003 and 2002)                                                  144,946                147,640

Unamortized contract acquisition costs-net                                   59,101                 60,453
Other intangible assets-net                                                   7,506                  7,631
Investments in and advances to investees and joint ventures.                169,577                166,465
Other assets                                                                 60,999                 61,927
                                                                        -----------            -----------

Total Assets                                                            $ 2,811,704            $ 2,840,107
                                                                        ===========            ===========

Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities:
Current portion of long-term debt                                        $   17,733             $   16,450
Current portion of project debt                                             114,239                115,165
Accounts payable                                                             25,726                 23,593
Federal and foreign income taxes payable                                        200
Accrued expenses                                                            257,322                254,964
Deferred income                                                              41,545                 41,402
                                                                        -----------            -----------
Total current liabilities                                                   456,765                451,574
Long-term debt                                                               24,679                 23,779
Project debt                                                              1,101,880              1,128,217
Deferred income taxes                                                       245,497                249,600
Deferred income                                                             148,493                151,000
Other liabilities                                                            77,806                 80,369
Liabilities subject to compromise                                           898,933                892,012
Minority interests                                                           38,662                 35,869
                                                                        -----------            -----------
Total Liabilities                                                         2,992,715              3,012,420
                                                                        -----------            -----------
Shareholders' Deficit:
Serial cumulative convertible preferred stock, par value
$1.00 per share,
  authorized, 4,000,000 shares; shares outstanding: 33,049 in 2003
  and 2002, net of treasury shares of 29,820 in 2003 and 2002                    33                     33

Common stock, par value $.50 per share; authorized, 80,000,000 shares;
  outstanding: 49,824,251 in 2003 and 2002, net of treasury
  shares of 4,125,350 in 2003 and 2002                                       24,912                 24,912
Capital surplus                                                             188,156                188,156
Notes receivable from key employees for common stock issuance                 (870)                  (870)
Unearned restricted stock compensation                                         (29)                   (54)
Deficit                                                                   (393,703)              (384,173)
Accumulated other comprehensive income (loss)                                   490                  (317)
                                                                        -----------            -----------

Total Shareholders' Deficit                                               (181,011)              (172,313)
                                                                        -----------            -----------

Total Liabilities and Shareholders' Deficit                             $ 2,811,704            $ 2,840,107
                                                                        ===========            ===========


            See notes to condensed consolidated financial statements.

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                           FOR THE THREE MONTHS        FOR THE YEAR ENDED
                                                           ENDED MARCH 31, 2003         DECEMBER 31, 2002
                                                           SHARES       AMOUNTS       SHARES       AMOUNTS
                                                        -----------------------------------------------------
                                                         (In Thousands of Dollars, Except Per Share Amounts)

SERIAL CUMULATIVE CONVERTIBLE PREFERRED STOCK, PAR VALUE
$1.00 PER SHARE, AUTHORIZED, 4,000,000 SHARES
Balance at beginning of period                               62,869        $   63       63,300        $   64
Shares converted into common stock                                                       (431)           (1)
                                                         ----------      --------   ----------      --------
Total                                                        62,869            63       62,869            63
Treasury shares                                            (29,820)          (30)     (29,820)          (30)
                                                         ----------      --------   ----------      --------
Balance at end of period (aggregate
involuntary liquidation value-2003, $666)                    33,049            33       33,049            33
                                                         ----------      --------   ----------      --------

COMMON STOCK, PAR VALUE $.50 PER SHARE,
  AUTHORIZED, 80,000,000 SHARES:
Balance at beginning of period                           53,949,601        26,975   53,947,026        26,974
Conversion of preferred shares                                                           2,575             1
                                                         ----------      --------   ----------      --------
Total                                                    53,949,601        26,975   53,949,601        26,975

                                                         ----------      --------   ----------      --------
Treasury shares at beginning of period                    4,125,350        2,063     4,111,950         2,056
Cancellation of restricted stock                                                        13,400             7
                                                         ----------      --------   ----------      --------
Treasury shares at end of period                          4,125,350        2,063     4,125,350         2,063
                                                         ----------      --------   ----------      --------
Balance at end of period                                 49,824,251       24,912    49,824,251        24,912
                                                         ----------      --------   ----------      --------
CAPITAL SURPLUS:
Balance at beginning of period                                            188,156                    188,371
Cancellation of restricted stock                                                                       (215)
                                                                        ---------                   --------
Balance at end of period                                                  188,156                    188,156
                                                                        ---------                   --------
NOTES RECEIVABLE FROM KEY EMPLOYEES FOR
  COMMON STOCK ISSUANCE                                                     (870)                      (870)
                                                                        ---------                   --------
UNEARNED RESTRICTED STOCK COMPENSATION:
Balance at beginning of period                                               (54)                      (664)
Cancellation of restricted common stock                                                                  222
Amortization of unearned restricted stock compensation                         25                        388
                                                                        ---------                   --------
Balance at end of period                                                     (29)                       (54)
                                                                        ---------                   --------
EARNED DEFICIT:
Balance at beginning of period                                          (384,173)                  (205,262)
Net loss                                                                  (9,530)                  (178,895)
                                                                        ---------                   --------
Total                                                                   (393,703)                  (384,157)
                                                                        ---------                   --------
Preferred dividends-per share zero and $.46875, respectively                                              16
                                                                        ---------                   --------
Balance at end of period                                                (393,703)                  (384,173)
                                                                        ---------                  ---------

CUMULATIVE TRANSLATION ADJUSTMENT
Balance at beginning of period                                              (238)                      (283)
Foreign currency translation adjustments (net of income
  taxes of zero and ($415), respectively)                                     807                    (1,485)
Less reclassification adjustments for translation adjustment included in
  loss from continuing operations                                                                      1,233
  loss from discontinued operations                                                                      297
                                                                        ---------                  ---------
Balance at end of period                                                      569                      (238)
                                                                        ---------                  ---------
MINIMUM PENSION LIABILITY ADJUSTMENT
Balance at beginning of period                                                 88
Minimum pension liability adjustment                                                                      88
                                                                        ---------                  ---------
Balance at end of period                                                       88                         88
                                                                        ---------                  ---------
NET UNREALIZED LOSSES ON SECURITIES
    AVAILABLE FOR SALE
Balance at beginning of period                                              (167)
Loss for period                                                                                        (167)
                                                                        ---------                  ---------
Balance at end of period                                                    (167)                      (167)
                                                                        ---------                  ---------

TOTAL SHAREHOLDERS' DEFICIT                                            $(181,011)                 $(172,313)
                                                                        =========                  =========


            See notes to condensed consolidated financial statements.

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                 FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     2003           2002
                                                                     ----           ----
                                                                               (As Restated)
                                                                               -------------
                                                         (In Thousands of Dollars, Except Per Share Amounts)

Cash Flows From Operating Activities:
Net loss                                                          $ (9,530)       $ (58,794)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities of Continuing Operations:
    Loss from discontinued operations                                                 17,866
    Reorganization items                                             15,494
    Payment of reorganization items                                 (2,356)
    Depreciation and amortization                                    22,765           24,521
    Deferred income taxes                                               228          (9,053)
    Provision for doubtful accounts                                   2,195            4,855
    Amortization of financing costs                                                   11,492
    Equity in income from unconsolidated investments                (4,441)          (3,855)
    Cumulative effect of change in accounting principle               8,538            7,842
    Other                                                             (388)            3,444
Management of Operating Assets and Liabilities:
  Decrease (Increase) in Assets:
    Receivables                                                      10,580           45,343
    Other assets                                                        939          (1,928)
  Increase (Decrease) in Liabilities:
    Accounts payable                                                  2,133            4,980
    Accrued expenses                                               (10,780)          (5,274)
    Deferred income                                                   (237)          (4,964)
    Other liabilities                                               (8,373)         (25,918)
                                                                   --------         --------

Net cash provided by operating activities of continuing operations   26,767           10,557
                                                                   --------         --------
Cash Flows From Investing Activities:
    Net proceeds from sale of businesses and other                      417            8,389
    Proceeds from sale of property, plant, and equipment                286               54
    Proceeds from sale of investment                                    267
    Investments in facilities                                       (5,649)          (2,773)
    Other capital expenditures                                         (28)
    Decrease in other receivables                                                      (142)
    Distributions from investees and joint ventures                                   11,186
    Increase in investments in and advances to investees
       and joint ventures                                                              (574)
                                                                   --------         --------
Net cash provided by (used in) investing activities
    of continuing operations                                        (4,707)           16,140
                                                                   --------         --------
Cash Flows From Financing Activities:
    Borrowings for facilities                                         3,584
    New debt                                                          3,990            2,987
    Payment of debt                                                (33,849)         (33,455)
    Dividends paid                                                                      (16)
    Increase in funds held in trust                                (11,303)         (19,813)
    Other                                                                              (237)
                                                                   --------         --------
Net cash used in financing activities of continuing operations     (37,578)         (50,534)
                                                                   --------         --------

Net cash provided by discontinued operations                                          28,112
                                                                   --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (15,518)            4,275
                                                                   --------         --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    115,815           86,773
                                                                   --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $100,297         $ 91,048
                                                                   ========         ========
SUPPLEMENTAL INFORMATION

Cash paid for interest                                             $ 18,257         $ 16,543
                                                                   ========         ========
Cash paid for income taxes                                         $  1,747         $  1,276
                                                                   ========         ========

            See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation:

The accompanying unaudited Condensed Consolidated Financial Statements (the "Financial Statements") have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), the Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 2003 and results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 31, 2003.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include management's estimate of the carrying values of its assets held for use and related liabilities, estimated useful lives of long-lived assets, allowances for doubtful accounts receivable, and liabilities for workers compensation, severance, restructuring and certain litigation.

The Financial Statements include the accounts of Covanta Energy Corporation and its subsidiaries (together, "Covanta" or "the Company"). Covanta is engaged in developing, owning and operating power generation projects and providing related infrastructure services. The Company also offers single source design/build/operate capabilities for water and wastewater treatment infrastructure. Companies in which Covanta has equity investments of 20% to 50% are accounted for using the equity method since Covanta has the ability to exercise significant influence over their operating and financial policies. Those companies in which Covanta owns less than 20% are accounted for using the cost method, except for two companies in which Covanta owns less than 20% but has significant influence over the operations of these companies through representation on the Boards of Directors, shareholder rights and ownership in the operators of the energy facilities owned by these companies. All intercompany transactions and balances have been eliminated.

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

The Financial Statements have been prepared on a "going concern" basis in accordance with GAAP. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company's ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, the Company's ability to comply with the terms of, and if necessary renew at its expiry in October 2003, the Debtor in Possession Credit Facility, and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances that this can be accomplished and if it were not, the Company's ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the "going concern" basis were not used for the Financial Statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

The Financial Statements also have been prepared in accordance with The American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the Condensed Consolidated Balance Sheet (the "Balance Sheet") and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Revenues, expenses, including professional fees, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items. Also, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Cash used for reorganization items is disclosed separately in the Condensed Consolidated Statements of Cash Flows.

Changes in Accounting Principles:

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable for the Company on July 1, 2003 for interests acquired in variable interest entities prior to February 1, 2003. Based on current operations, the Company does not expect the adoption of Interpretation No. 46 to have a material effect on its financial position or results of operations.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. Under SFAS 143, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. The Company's legal liabilities include capping and post-closure costs of landfill cells and site restoration at certain waste-to-energy and power producing sites. When a new liability is recorded the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity settles the obligation for its recorded amount or incurs a gain or loss.

Upon adoption of SFAS 143, the Company recorded an adjustment to increase Property, plant and equipment-net by $3.6 million, reduce Investments in and advances to investees and joint ventures by $1.2 million, establish an asset retirement liability of $16.4 million and record a cumulative effect change in accounting principle of $8.5 million on January 1, 2003, net of a related tax benefit of $5.5 million. The effect of establishing the $16.4 million liability on January 1, 2003 and recording the related accretion expense of $0.2 million for the quarter ended March 31, 2003, increased the $2.5 million recorded liability for closure costs at December 31, 2002 to the $19.1 million aggregate carrying amount of the asset retirement liability at March 31, 2003.

If the newly adopted accounting principle had been applied during all periods presented, the aggregate carrying amount of the asset retirement liability at January 1, 2002 would have been approximately $17.6 million and the pre-tax loss for the quarter ended March 31, 2002 would have been greater by $0.4 million because of increased depreciation and accretion expenses. The increase in the pro-forma loss for the quarter ended March 31, 2002 would have affected pro-forma basic loss per share from continuing operations by less than one cent per share.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation", to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002. At March 31, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in first quarter 2003 and 2002 net losses, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were granted in 2002 or in the first quarter of 2003. Awards under the Company's plans vest over periods ranging from three to five years. Therefore, the cost related to stock-based employee compensation included in the determination of the first quarter 2003 and 2002 net losses is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):


                                                    For the Three Months Ended March 31,
                                                            2003            2002
--------------------------------------------------------------------------------

Net loss, as reported..............................     $  (9,530)       $   (58,794)
Deduct: Total stock based employee compensation
    expense determined under fair value method for all
    awards, net of related tax effects.............          (744)            (1,233)
                                                         ---------       -----------
Pro forma net loss.................................      $(10,274)       $   (60,027)
                                                         =========       ===========
Basic loss per common share:
Basic - as reported................................    $    (0.19)       $     (1.18)
                                                       ===========       ============
Basic - pro forma..................................    $    (0.21)       $     (1.21)
                                                       ===========       ============
Diluted loss per common share:
Diluted - as reported..............................    $    (0.19)       $     (1.18)
                                                       ===========       ============
Diluted - pro forma................................    $    (0.21)       $     (1.21)
                                                       ===========       ============

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34". FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN No. 45.

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

On June 30, 2002, the Company completed the required impairment evaluation of goodwill in conjunction with its adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of the risks and other conditions in its energy business and based upon the expected present value of future cash flows, the Company determined that $7.8 million of goodwill related to its energy business was impaired and was therefore written-off. As required by SFAS No. 142, this adjustment has been accounted for as a cumulative effect change in accounting principle as of January 1, 2002, which had no tax impact.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4 ("Reporting Gains and Losses from Extinguishment of Debt"), No. 44 ("Accounting for Intangible Assets of Motor Carriers") and No. 64 ("Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements"), Amendment of SFAS No. 13 ("Accounting for Leases") and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require application in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the current criteria for classification as an extraordinary item shall be reclassified. The provisions of this Statement related to SFAS No. 13 and the technical corrections are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. The Company has adopted the provisions of SFAS No. 145 on December 1, 2002, without impact on its financial position or results of operations.

Reclassification:

Certain prior year amounts, including various revenues and expenses, have been reclassified in the Financial Statements to conform with the current year presentation. Such reclassifications include equity in income from unconsolidated investments which previously were included in revenues.

Reorganization:

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

Specifically with respect to post-petition financing, on May 15, 2002, the Bankruptcy Court entered a final order authorizing the Debtors to enter into a debtor in possession financing facility (the "DIP Credit Facility") with the lenders who had participated in the Master Credit Facility (the "DIP Lenders"), which is secured by all of the Company's domestic assets not subject to liens of others and generally 65% of the stock of certain of its foreign subsidiaries. On July 26, 2002, the Bankruptcy Court issued a memorandum decision overruling certain objections by holders of minority interests in two limited partnerships who disputed the inclusion of their limited partnerships in the DIP Credit Facility. The Bankruptcy Court confirmed the memorandum decision in an order dated August 2, 2002, although one of the objectors has appealed the order. The Debtors and the objector filing the appeal have reached agreement under which the appeal has been stayed.

Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The obligations of, and the ultimate payments by, the Debtors under pre-petition commitments may be substantially altered. This could result in claims being liquidated in the Chapter 11 Cases at less than their face value. However, as authorized by the Bankruptcy Court, debt service has continued to be paid on the Company's project debt.

In addition, as debtors in possession, the Debtors have the right, subject to Bankruptcy Court and DIP Lenders' approval, to assume or reject executory contracts and unexpired leases. In this context, "assume" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "reject" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a potential claim for damages for the resulting breach thereof. In general, damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a pre-petition basis. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will assume or reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases or the cost of curing existing default for any assumed contracts. See below for a description of waste-to-energy projects in respect to which contracts or leases may be rejected if planned restructurings are not achieved. Based on a preliminary review of claims filed to date, the amount of the claims filed or to be filed by the creditors either in respect of purported rejection damages or cure costs under the applicable provision of the Bankruptcy Code appear to be significantly higher than the amount of the liabilities recorded by the Debtors. The Debtors intend to contest claims to the extent they exceed the amounts the Debtors believe are due.

As a condition to contract assumption, the Company must be in current compliance with all of its obligations under the assumed contract. With respect to certain of the Company's energy projects, claims relating to pre-petition obligations have been asserted by counter-parties to contracts the Company wishes to assume. In some instances the Company believes these claims are overstated. Prior to emergence, such claims will be resolved either by negotiation or court proceedings. There can be no assurance that the matters referred to in this paragraph can be resolved. If they cannot, the Company may then reject such contracts.

The rights of Covanta's creditors will be determined as part of the Chapter 11 process. Existing common equity and preferred shareholders are not expected to participate in the new capital structure or realize any value.

A public authority in Onondaga County, New York (the "Agency") and the Company have several commercial disputes between them. Among these is a January 16, 2002 demand by the Agency to provide credit enhancement required by a service agreement in the form of a $50 million letter of credit or a guarantee following credit rating downgrades of the Company's unsecured corporate debt. On February 22, 2002, the Agency issued a notice purporting to terminate its contract with the Company effective May 30, 2002 if such a credit enhancement was not provided, and also demanded an immediate payment of $2 million under the terms of the agreement. The Company commenced a lawsuit in state court with respect to such disputes, as well as the Agency's right to terminate. Following the commencement of the Chapter 11 Cases, the Company removed the case to the federal court in the Northern District of New York and further requested that the matter be transferred to the Bankruptcy Court. On the motion of the Agency, the case was remanded back to state court. In addition, the Agency sought and obtained from the same federal court an injunction preventing the Company from proceeding with an adversary proceeding in the Bankruptcy Court seeking a determination that the automatic stay applied to the litigation, or other related relief. The Company appealed the issuance of the district court's injunction to the Court of Appeals for the Second Circuit and in January 2003 the injunction was vacated. The Bankruptcy Court thereafter issued an order declaring that the Agency's post-petition prosecution of the state court lawsuit violated the automatic stay imposed pursuant to the Bankruptcy Code and preliminarily enjoined and restrained further prosecution of the lawsuit against the Company. The Agency has appealed the Bankruptcy Court's order, and filed a motion in Bankruptcy Court seeking to lift the automatic stay. If the outcome of this matter is determined adversely to the Company, the contract could be terminated and the operating subsidiary and the Company, as guarantor, could incur substantial pre-petition termination obligations and the Company's operating subsidiary could lose its ownership interest in and its rights to operate the project. In addition, the Company could incur substantial obligations to the limited partners in the project.

There are ongoing discussions with the client communities and other interested parties to restructure the Onondaga County project discussed in the preceding paragraph and three other waste-to-energy projects located in Warren County, New Jersey, the City of Tulsa, Oklahoma and Lake County, Florida. In each case, such a restructuring would require approval of the Bankruptcy Court. There can be no assurance that the Company's efforts in this regard will result in a final agreement on restructuring any of these four projects, and the Company is unable to assess the likelihood of a restructuring in any of these situations.

The Town of Babylon, New York (the "Town") has filed a claim against the Company for approximately $13.4 million in pre-petition damages and $5.5 million in post petition damages alleging that the Company has accepted less waste than required under the service agreement between the Town and the Company. The Town has also filed a motion to modify the automatic stay in order to permit it to commence arbitration against the Company. The Company has filed an objection to the Town's claim and the motion to modify the stay. The Bankruptcy Court has issued a temporary restraining order barring the Town from proceeding with the arbitration. The parties are discussing a potential procedure whereby all disputes between the parties would be resolved before the Bankruptcy Court. The Company believes that it is in full compliance with the express requirements of the contract and was entitled to adjust the amount of waste it is required to accept to reflect the energy content of the waste delivered. It therefore believes it has valid defenses to the Town's claims.

If the Company were unable to restructure any of our Onondaga, Warren, Tulsa or Lake County projects, or were the Babylon claim to be resolved in favor of the Town, it is possible that the Company would be forced to reject the related executory contracts, thereby creating potentially substantial termination liabilities. Because the Company is unable to predict the probability of successful restructuring it cannot estimate the likelihood that such liabilities will be incurred and therefore the impact the restructuring process will have on the Company's assets. Were these liabilities to be incurred, they would be treated as unsecured, general pre-petition claims in the bankruptcy proceeding.

The contracts for each of these five projects provide different measures of damages for their breach and the amount of damages that would be incurred under each is difficult to estimate because it would be based on choices of remedies made by the respective counter-parties and the Company's success in asserting offsets for some of these damages. However, if one of these projects were rejected the claim could be $35 million or more, and if all were rejected, the rejection claims could exceed $400 million.

In addition, depending upon which projects were unable to be restructured and the Company's overall tax position upon emergence from the bankruptcy proceeding, the Company could incur substantial Federal and state tax liabilities, based on the difference between the unsatisfied debt obligations on these facilities and the tax basis of these facilities. Such taxes may be a priority administrative bankruptcy claim in the bankruptcy proceedings. Lastly, the Company could lose its ownership interest in these project assets. At March 31, 2003, these five projects had a net book value of approximately $65.2 million.

The Company's agreement with a client in Montgomery County, Maryland ("the County") provides that as a result of the credit rating downgrades of the Company's unsecured corporate debt, the Company was obligated to provide a $50 million letter of credit by January 31, 2003, and failing that, the County could elect to terminate the agreement or receive a $1 million reduction in its annual service fee. At the current time the Chapter 11 proceedings stays the County's ability to terminate. Since February 1, 2003, the County has reduced it's monthly service fee by one-twelfth of the $1 million annual reduction. Regardless of the stay, the Company asserts that this is a one time option and the County's decision to reduce payments constitutes an exercise of that option. The County maintains that it has a continuous right to rescind the fee reduction and elect termination. It is likely this matter will be resolved as part of the Chapter 11 proceedings and at the time of emergence from bankruptcy the Company will either prevail on its position, provide the letter of credit, negotiate other terms with the County or the agreement will be terminated.

Hennepin County, Minnesota, a waste-to-energy client and the Company have agreed in principle to enter into a new Service Agreement in connection with the purchase by the client community of the facility from its current owner, which leases the Facility to the Company. As part of these transactions, the Company will continue to operate the facility until 2018 for a fee, but will be released from its obligations relating to the lease, including obligations to provide letters of credit to secure deferred lease rent. The Company has agreed to provide a monthly credit to the county under the new Service Agreement in respect of the release of its lease obligations. These future monthly credits will be secured with a new letter of credit. The new letter of credit will initially be in the same stated amount as the existing letter of credit, approximately $25 million, but will decrease monthly as payments are made and be reset to $17 million at the effective date of the Company's Plan of Reorganization. After the Company emerges from its bankruptcy proceeding, requirements to provide the letter of credit will remain at $17 million until 2010, and thereafter decrease by $2.5 million annually until 2016, when the requirement terminates. The transactions are subject to lender group, Bankruptcy Court and county board approval. At March 31, 2003, the net book value of the Companies interest in the facility was a negative $11.7 million that will be adjusted once the transactions close.

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

If the Debtors fail to file a plan of reorganization during the exclusivity period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite number and amount of classes of interested parties voting on the plan before the expiration of the applicable period or if any party in interest successfully moves for the termination of exclusivity, any party in interest may file a plan of reorganization.

After a plan of reorganization has been filed and a disclosure statement has been approved by the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders belonging to impaired classes who are entitled to vote. However, creditors or equity holders that will receive no distribution under a plan are generally presumed to vote against such plan and are not sent a copy of the plan and disclosure statement. Following the solicitation period, the Bankruptcy Court will hold a hearing to consider whether to confirm the plan in accordance with the applicable provisions of the Bankruptcy Code. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as otherwise provided under the Bankruptcy Code), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under those provisions, the Bankruptcy Code may confirm a plan notwithstanding the non-acceptance of the plan by one or more impaired classes of creditors or equity holders if certain requirements of the Bankruptcy Code are met. As a result of the amount of pre-petition indebtedness, the holders of the Company's capital stock are likely to receive no distribution on account of their equity interests under the plan of reorganization.

The Debtors have begun to develop a plan of reorganization premised upon a core Energy operation. In addition, in order to enhance the value of the Company's core business, on September 23, 2002, management announced a reduction in non-plant personnel, closure of satellite development offices and reduction in all other costs not directly related to maintaining operations at their current levels. As part of the reduction in force, waste-to-energy, water and domestic independent power headquarters management were combined and numerous other structural changes were instituted in order to improve management efficiency. Numerous non-energy assets have been disposed of or otherwise eliminated, including the sale of the remaining aviation fueling business as of December 31, 2002. Efforts are on-going to dispose of interests and liabilities relating to the Arrowhead Pond in Anaheim, California (the "Arrowhead Pond"), the Corel Centre near Ottawa, Canada (the "Centre") and the Ottawa Senators Hockey Club of the National Hockey League (the "Team").

The Company has not yet filed a plan of reorganization setting forth its proposal for emergence from the Chapter 11 process. It is reviewing with its secured and unsecured creditors possible capital and debt structures for the reorganized company. As previously disclosed, the restructured entity will likely focus on the U.S. energy and water markets, predominately the waste-to-energy market.

Potential stand-alone reorganization structures may enhance Company cash flows and thereby the value of the reorganized Company, which would increase the recovery of the Company's creditors. Accordingly, the Company is working with its creditors to determine the feasibility and benefits of such structures.

As previously announced, contemporaneously with the commencement of the Chapter 11 Cases, the Company executed a non-binding letter of intent with the investment firm of Kohlberg, Kravis & Roberts & Co.("KKR") pursuant to which KKR would acquire the Company. After conducting further due diligence, KKR made a further proposal in the third quarter of 2002, substantially along the lines of the letter of intent. The Company sought to negotiate this proposal with KKR to improve its terms for all creditors. However, since KKR's proposal is contingent upon the Company's secured bank creditors providing new debt financing to the Company upon emergence, KKR's discussions to date with respect to its proposal have been conducted with the Company's secured bank creditors. As previously disclosed, KKR has reduced the value of its offer and, as such, the Company believes that KKR's proposal would result in recoveries that are inferior to what creditors would obtain in a stand-alone or other structures now under consideration. Accordingly, KKR and the secured bank creditors have terminated discussions, although KKR has expressed a continuing interest in the Company should other structures not be achieved.

During the Chapter 11 Cases, the Debtors may, subject to any necessary Bankruptcy Court and lender approvals, sell assets and settle liabilities for amounts other than those reflected in the financial statements. The Debtors are in the process of reviewing their operations, determining those assets for disposition and identifying potential purchasers. The administrative and reorganization expenses resulting from Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

The Company is in the process of reconciling recorded pre-petition liabilities with claims filed by creditors with the Bankruptcy Court. The Company recently began this process and has not yet determined all the necessary reorganization adjustments, if any. Based on claims received to date, the amount of the claims filed or to be filed by the creditors will be significantly higher than the amount of the liabilities recorded by the Debtors. The Debtors intend to contest claims to the extent they exceed the amounts the Debtors believe may be due.

In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred during the three month period ended March 31, 2003, (in thousands of dollars):

         Legal and professional fees                           $ 10,240
         Severance, retention and office closure costs            1,114
         Bank fees related to DIP Credit Facility                   840
         Other                                                    3,300
                                                              ---------
         Total                                                  $15,494
                                                              =========

Other consists of a $3.3 million accrual for disputes related to royalty payments.

Also in accordance with SOP 90-7, interest expense of $0.2 million for the three month period ended March 31, 2003 has not been recognized on the Company's subordinated convertible debentures and approximately $10.2 million of other unsecured debt due to the sellers of certain independent power projects because the Company currently believes this interest will not ultimately be paid.

Pursuant to SOP 90-7, the Company has segregated and classified certain pre-petition obligations as Liabilities subject to compromise. Liabilities subject to compromise have been recorded at the likely allowed claim amount. The following table sets forth the estimated liabilities of the Company subject to compromise at March 31, 2003 (in thousands of dollars):


         Debt                                                      $138,908
         Debt under credit arrangement                              144,690
         Accounts payable                                            48,242
         Other liabilities                                          186,845
         Obligations related to the Centre and the Team             128,500
         Obligations related to Arrowhead Pond                      103,098
         Convertible Subordinated Debentures                        148,650
                                                                  ---------
         Total                                                     $898,933
                                                                  =========

As also required by SOP 90-7, below are the condensed combined financial statements of the Debtors since the date of the bankruptcy filing ("the Debtors' Statements"). The Debtors' Statements have been prepared on the same basis as the Company's Financial Statements.

              DEBTORS' CONDENSED COMBINED STATEMENTS OF OPERATIONS
                            (In Thousands of Dollars)

                                                    For the Three Months Ended        For the Period April 1, 2002
                                                            March 31, 2003            Through December 31, 2002

Total revenues                                                 $138,483                      $ 427,548
Operating costs and expenses                                    106,289                        328,363
Cost allocation from non-Debtor subsidiaries                      1,257                          7,382
Write down of assets held for use                                                               22,195
Write down of and obligations related to
    assets held for sale                                                                        46,000
Equity in earnings of non-Debtor
    subsidiaries(net of tax benefit of $5,597 and $3,578)       (9,484)                       (63,416)
                                                                -------                       --------
Operating income (loss)                                         21,453                        (39,808)
Reorganization items                                           (15,494)                       (49,106)
Interest expense, net                                          (10,000)                       (30,709)
                                                               --------                       --------
Loss before income taxes (excluding taxes applicable
  to non-Debtor subsidiaries), cumulative effect of
  change in accounting principle and minority interests         (4,041)                      (119,623)
Income tax (expense) benefit                                    (2,682)                          2,290
Minority interests                                                (744)                        (2,768)
Cumulative effect of change in accounting principle
  (net of tax benefit of $1,364)                                (2,063)
                                                               --------                       --------
Net loss                                                     $  (9,530)                     $(120,101)
                                                               ========                       ========

                   DEBTORS' CONDENSED COMBINED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                     March 31, 2003   December 31, 2002
Assets:
Current assets                                         $   389,313          $   414,907
Property, plant and equipment-net                        1,163,922            1,173,222
Investments in and advances to investees
   and joint ventures                                        3,815                3,815
Other assets                                               359,144              358,753
Investments in and advances to non-Debtor
   subsidiaries, net                                       107,063               84,678
                                                       -----------          -----------
Total Assets                                           $ 2,023,257          $ 2,035,375
                                                       ===========          ===========

Liabilities:
Current liabilities                                    $   162,066          $   161,908
Long-term debt                                              33,779               34,969
Project debt                                               906,390              931,568
Deferred income taxes                                      138,879              136,498
Other liabilities                                           62,218               49,474
Liabilities subject to compromise                          898,933              892,012
Minority interests                                           2,003                1,259
                                                       -----------          -----------

Total liabilities                                        2,204,268            2,207,688

Shareholders' Deficit                                    (181,011)             (172,313)
                                                       -----------          -----------

Total Liabilities and Shareholders' Deficit            $ 2,023,257          $ 2,035,375
                                                       ===========          ===========

              DEBTORS' CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                      For the three Months ended       For the Period April 1, 2002
                                                            March 31, 2003               through December 31, 2002
Net cash provided by operating activities                       $  25,736                        $ 84,326

Net cash used in investing activities                             (4,628)                        (14,728)

Net cash used in financing activities                            (26,368)                        (54,576)
                                                                 --------                        --------

Net (decrease) increase in Cash and Cash Equivalents              (5,260)                          15,022

Cash and Cash Equivalents at Beginning of Period                   80,813                          65,791
                                                                 --------                        --------

Cash and Cash Equivalents at End of Period                       $ 75,553                        $ 80,813
                                                                 ========                        ========

The Debtors' Statements present the non-Debtor subsidiaries on the equity method. Under this method, the net investments in and advances to non-Debtor subsidiaries are recorded at cost and adjusted for the Debtors' share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The Debtors' Statements also include an allocation of $1.3 million and $7.4 million for the three month period ended March 31, 2003 and the period April 1,2002 through December 31, 2002, respectively of costs incurred by the non-Debtor subsidiaries that provide significant support to the Debtors. All the assets and liabilities of the Debtors and non-Debtors are subject to revaluation upon emergence from bankruptcy.

Discontinued Operations:

On March 28, 2002, following approval from the Master Credit Facility lenders, two of the Company's subsidiaries sold their interests in a power plant and an operating and maintenance contractor based in Thailand. The total sale price for both interests was approximately $27.8 million, and the Company realized a net loss of approximately $17.1 million on this sale after deducting costs relating to the sale.

Revenues and income (loss) from discontinued operations (expressed in thousands of dollars) for the three months ended March 31, 2002 are as follows:


Revenues                                                       $ 10,963
                                                               ========
Loss on disposal of businesses                                 $(17,110)
Operating loss                                                     (987)
Interest expense - net                                               33
                                                               --------
Loss before income taxes
   and minority interests                                       (18,064)
Income tax benefit                                                  (15)
Minority interests                                                  213
                                                             ----------
Loss from discontinued operations                             $ (17,866)
                                                             ==========

Earnings (Loss) Per Share:

                                                           For the Three Months Ended March 31,
                                                       2003                                    2002
                                      ----------------------------------------------------------------------------------
                                              Loss          Shares  Per share         Loss        Shares      Per  share
                                       (Numerator)   (Denominator)     Amount  (Numerator) (Denominator)          Amount
                                       -----------   -------------     ------  ----------- -------------      ----------
Basic Earnings (Loss)
Per Share:
Loss from continuing
    operations                            $ (992)                               $(33,086)
Less: Preferred stock
    dividend                                                                           16
                                          -------                              ----------
Loss to common stockholders               $ (992)        49,824     $ (0.02)   $ (33,102)         49,773        $ (0.66)
                                          =======        ======     ========   ==========         ======        ========
Loss from discontinued operations                                              $ (17,866)         49,773        $ (0.36)
                                                                               ==========         ======        ========
Cumulative effect of change in
    accounting principles               $ (8,538)        49,824     $ (0.17)    $ (7,842)         49,773        $ (0.16)
                                        =========        ======     ========    =========         ======        ========

Diluted Loss
Per Share:
Loss to common stockholders               $ (992)        49,824     $ (0.02)   $ (33,102)         49,773        $ (0.66)
                                          =======        ======     ========   ==========         ======        ========
Loss from discontinued operations                                              $ (17,866)         49,773        $ (0.36)
                                                                               ==========         ======        ========
Cumulative effect of change in
    accounting principles               $ (8,538)        49,824     $ (0.17)    $ (7,842)         49,773        $ (0.16)
                                        =========        ======     ========    =========         ======        ========


Basic earnings per common share was computed by dividing net loss, reduced by preferred stock dividends, by the weighted average of the number of shares of common stock outstanding during each period.

Diluted earnings per common share was computed on the assumption that all convertible debentures, convertible preferred stock, restricted stock and stock options converted or exercised during each period, or outstanding at the end of each period were converted at the beginning of each period or the date of issuance or grant, if dilutive. This computation provides for the elimination of related convertible debenture interest and preferred dividends.
Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options were 3,310,002 and 3,805,000 for the three month periods ended March 31, 2003 and March 31, 2002, respectively. Shares of common stock to be issued, assuming conversion of convertible preferred stock, the 6% convertible debentures, the 5 3/4% convertible debentures, stock options and unvested restricted stock issued to employees and directors were not included in computation of diluted earnings per share if to do so would have been antidilutive.

The common stock excluded from the calculation was 2,175,000 in the first quarter of 2003 and in the first quarter of 2002 for the 6% convertible debentures; 1,524,000 in the first quarter of 2003 and the first quarter of 2002 for the 5 3/4% convertible debentures; 0 in the first quarter of 2003 and 2002 for stock options, 198,000 and 198,000 in the first quarter of 2003 and the first quarter of 2002, respectively, for convertible preferred stock; and 22,000 and 57,000 in the first quarter of 2003 and the first quarter of 2002, respectively, for unvested restricted stock issued to employees.

Special Charges:

The following is a summary of costs and related payments made during the three months ended March 31, 2003 and 2002 (expressed in thousands of dollars):

                                          Balance                                Balance
                                         Sheet at    Charges for    Amounts      Sheet at
                                         December    Continuing     Paid In       March
                                         31, 2002    Operations       2003       31, 2003
                                        ---------------------------------------------------
2003
Severance for approximately                 $1,600                   $  (15)        $1,585
   216 New York city employees
Severance for approximately
   80 energy employees                       2,500                      (48)         2,452
Severance for approximately
   71 Employees terminated post              4,350                   (1,037)         3,313
petition
Key employee retention plan                    700        $600                       1,300
Contract termination settlement                400                                     400
Bank fees                                   34,000                                  34,000
Office closure costs                         1,200                                   1,200
                                           -------     -------      --------       -------

Total                                      $44,750        $600      $(1,100)       $44,250
                                           =======        ====      ========       =======

                                        ---------------------------------------------------
                                          Balance                                Balance
                                         Sheet at    Charges for    Amounts      Sheet at
                                         December    Continuing     Paid In       March
                                         31, 2001    Operations       2002       31, 2002
                                        ---------------------------------------------------
2002
Severance for approximately                $17,500   $ (1,700)        $(800)      $ 15,000
   216 New York city employees
Severance for approximately
   80 energy employees                       3,800                   (1,100)         2,700
Contract termination settlement                400                                     400
Bank fees                                   11,000      24,000       (1,000)        34,000
Office closure costs                           600                                     600
                                           -------     -------      --------       -------

Total                                      $33,300     $22,300      $(2,900)       $52,700
                                           =======     =======      ========       =======

Restatement of quarterly results of operations for 2002

Subsequent to the issuance of the Company's Form 10-Q for the quarterly period ended September 30, 2002, it was determined that the results of operations of two energy subsidiaries in Thailand that were disposed of in March 2002 should have been classified in discontinued operations under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144"). The results of operations of these subsidiaries had previously been disclosed and reported in continuing operations in the Company's 2002 interim condensed consolidated financial statements. As a result, the Company's condensed consolidated financial information for the three months ended March 31, 2002 has been restated from the amounts previously reported to present the results of operations of the energy subsidiaries in Thailand in discontinued operations. These changes had no effect on the Company's reported 2002 quarterly net losses or financial position.

The following table summarizes the results of operations, including the effect of the restatement of the quarterly period ended March 31, 2002 (In thousands of dollars, except per-share amounts):


  2002 Quarter Ended                      March 31
  ----------------------------------------------------------
                                   As Previously
                                      Reported  As Restated
                                      --------  -----------
  Total revenues from continuing
   operations                        $236,341   $221,523
                                     --------   --------
  Loss from continuing operations    ($50,952)  ($33,086)
                                     ---------  ---------
  Loss from discontinued operations              (17,866)
  Cumulative effect of change
      in accounting principle                     (7,842)
                                      --------  --------
  Net loss                           ($50,952)  ($58,794)
                                     =========  =========
  Basic loss per common share:
  Loss from continuing operations      $(1.02)   $(0.66)
  Loss from discontinued operations               (0.36)
  Cumulative effect of change
        in accounting principle                   (0.16)
                                       -------  -------
  Total                                $(1.02)   ($1.18)
                                       =======  =======
  Diluted loss per common share:
  Loss from continuing operations      $(1.02)   $(0.66)
  Loss from discontinued operations              $(0.36)
  Cumulative effect of change
     in accounting principle                      (0.16)
                                       -------   -------
  Total                                $(1.02)   $(1.18)
                                       =======   =======

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which required the Company to perform a transitional goodwill impairment test within six months of the date of adoption. The Company completed this test and accounted for the write-off of goodwill totaling $7.8 million as a cumulative effect of a change in accounting principle. In addition, the Company has reclassified equity in income from unconsolidated investments, which were previously included in revenues.

Segment data

The Company's reportable segments are: Domestic energy and water, International energy and Other. The segment information for prior year has been restated to conform with the current segments.

Covanta's two energy segments develop, operate and in some cases own, domestic and international energy generating facilities that utilize a variety of fuels, as well as water and wastewater facilities that will serve communities on a long-term basis. The Other segment is primarily comprised of non-energy businesses of the Company.

Revenues and income (loss) from continuing operations by segment for the three months ended March 31, 2003 and 2002 (expressed in thousands of dollars) were as follows:

                                                                              2003               2002
-------------------------------------------------------------------------------------------------------------
Revenues:
Domestic energy and water                                                    $ 175,371         $ 169,210
International energy                                                            43,684            42,544
Other                                                                            1,183             9,769
                                                                           -----------       -----------

Total revenue                                                                  220,238           221,523
                                                                           -----------       -----------

Income (loss) from operations:
Domestic energy and water                                                       32,595            32,384
International energy                                                            10,442             3,157
Other                                                                            (569)          (22,798)
Corporate unallocated income
     and expenses-net                                                         (13,134)          (40,084)
                                                                           -----------       -----------

Operating income (loss)                                                         29,334          (27,341)

Interest expense net                                                          (11,015)          (11,783)
Reorganization items                                                          (15,494)
                                                                           -----------       -----------

Income (loss) from continuing operations before income taxes, minority interests, discontinued operations and the
    cumulative effect of change in accounting principle                         $2,825        $ (39,124)
                                                                            ==========       ===========

Summarized Unaudited Financial Information of Investments in and Advances to Investees and Joint Ventures

The following disclosure of unaudited results of operations and financial position are presented as required by the Securities and Exchange Commission ("SEC") rules SX4-08(g) and 3-09 (expressed in thousands of dollars).

                                                                    Mammoth Pacific  Haripur Barge
                                                   Quezon Power          Plant           Plant
                                                 (The Philippines)  (United States)  (Bangladesh)
Condensed Statements of Operations
 for the three months ended March 31, 2003:
Revenues                                          $     45,657        $   3,967           $ 8,009
Gross profit                                            22,085            1,098             4,968
Net income                                              12,172            (998)             1,788
Company's share of net income                            3,180            (499)               807

Condensed Statements of Operations
for the three months ended March 31, 2002:
Revenues                                          $     45,912        $   2,476           $ 7,954
Gross profit                                            17,843             (71)             4,794
Net income                                               9,193              254             1,652
Company's share of net income                            2,402              127               745


                                                                    Mammoth Pacific  Haripur Barge
                                                   Quezon Power          Plant           Plant
                                                 (The Philippines)  (United States)  (Bangladesh)
Condensed Balance Sheets at March 31, 2003:
Current assets                                    $    140,010       $   12,083          $ 21,694
Non-current assets                                     755,464           91,588            99,254
Total assets                                           895,474          103,671           120,948
Current liabilities                                     68,578              482            15,996
Non-current liabilities                                538,528            2,829            67,600
Total liabilities                                      607,106            3,311            83,596

Condensed Balance Sheets at December 31, 2002:
Current assets                                    $    115,344       $   10,048          $ 24,065
Non-current assets                                     759,278           92,172           100,524
Total assets                                           874,622          102,220           124,589
Current liabilities                                     59,940              862            12,160
Non-current liabilities                                538,528                             71,300
Total liabilities                                      598,468              862            83,460

The Company's share of the net assets shown above is less than five percent of consolidated net assets.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

This report may contain forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies and statements that contain such words as "expects," "anticipates," "intends," "believes" or similar language. Such forward-looking statements are inherently uncertain, and actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward-looking statements. The Company cautions investors that its business and financial performance are subject to very substantial risks and uncertainties. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings with the SEC and, more generally, general economic conditions, including changes in interest rates and the performance of the financial markets; changes in domestic and foreign laws, regulations, and taxes, changes in competition and pricing environments; and regional or general changes in asset valuations.

Results of Operations:

The following discussion should be read in conjunction with the Financial Statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report.

Quarter Ended March 31, 2003 vs. Quarter Ended March 31, 2002

Consolidated Results

Service revenues for the first quarter of 2003 were $125.7 million, a decrease of $4.1 million compared to $129.8 million in the first quarter of 2002. The decrease was primarily due to a $7.1 million decrease in Other segment service revenues related to the wind-down and sale of non-energy businesses offset by a $3.6 million increase in Domestic energy and water segment service revenue primarily related to increased waste tonnage processed, operating escalations and higher energy prices at several energy facilities.

Electricity and steam sales revenues for the first quarter of 2003 were $88.5 million, an increase of $9.2 million compared to $79.3 million in the first quarter of 2002. The increase was primarily due to a $7.5 million increase in electric and steam sales primarily related to higher electric generation at two California energy facilities and higher electric and steam rates at two other plants. In addition, there was a $2.5 million increase in electric sales at the two plants in India as a result of the pass through of higher fuel oil costs offset by a reduction in electric sales of $1.2 million at two of the Company's energy facilities in The Philippines as a result of rate reductions.

Construction revenues for the first quarter of 2003 were $6.0 million, a decrease of $6.4 million compared to $12.4 million in the first quarter of 2002 primarily due to a $5.5 million decrease in revenue attributable to the Company's wind-down in construction of the desalination project in Tampa, Florida combined with a $0.9 million decrease in revenue due to the substantial completion and termination of various projects.

Other revenues-net for the first quarter of 2003 were comparable to the first quarter of 2002.

Plant operating expenses were $137.4 million for the first quarter of 2003, an increase of $15.0 million compared to $122.4 million in the first quarter of 2002 primarily due to a $6.5 million increase in parts and labor related to timing and frequency of maintenance and overhaul at several domestic energy facilities. In addition there was a $4.7 million increase in plant operating costs at four international energy facilities primarily related to an increase in the cost of fuel oil used to generate electricity. Plant operating expenses were reduced in the first quarter of 2002 by a $4.4 million adjustment to operating accruals in 2002.

Construction costs for the first quarter of 2003 were $5.6 million, a decrease of $7.0 million compared to $12.6 million in the first quarter of 2002. The decrease is primarily attributable to a $5.5 million decrease due to the Company's substantial completion of construction of the desalination project in Tampa, Florida combined with a $1.5 million decrease in revenue due to the substantial completion and termination of various projects.

Debt service charges for the first quarter of 2003 were $19.0 million, a decrease of $2.0 million compared to $21.0 million in the first quarter of 2002. The decrease is primarily the result of a reduction in project debt and a decrease in variable interest rates.

Depreciation and amortization for the first quarter of 2003 were comparable to the same period in 2002.

Other operating costs and expenses were $1.8 million for the first quarter of 2003, a decrease of $10.5 million compared to $12.3 million in the first quarter of 2002 primarily due to the wind-down of many non-energy businesses.

Net gain on sale of business in the first quarter of 2003 of $0.4 million was related to additional proceeds received from the sale of an aviation business in France in 2000. Net loss on sale of businesses in the first quarter of 2002 of $7.0 million was primarily related to a loss on the sale of an investment in an energy project in Thailand of $6.5 million in March of 2002 and a loss $1.7 million on the sale Compania General De Sondeos in the first quarter of 2002 offset by a $1.0 million gain on the sale of non-Port Authority aviation fueling.

Selling, administrative and general expenses were $9.8 million for the first quarter of 2003, a decrease of $8.1 million compared to $17.9 million in the first quarter of 2002 primarily due to a $2.9 million reduction in professional fees, reduced costs related to headquarter staff reductions of $1.7 million and costs savings from the closure of international offices of $1.5 million.

Project development expenses for the first quarter of 2003 decreased by $1.2 million from 2002 primarily due to the reduction of new project development during 2002.

Other net expenses for the first quarter of 2003 compared to the same period in 2002 decreased by $34.2 million primarily due to a reduction in fees related to the Master Credit Facility in 2002.

Equity in income of investees and joint ventures for the first quarter of 2003 was comparable to the same period in 2002.

Interest expense-net for the first quarter of 2003 was comparable to the same period in 2002.

See Notes to the Financial Statements for a discussion of the $15.5 million of reorganization items.

Minority interest for the first quarter of 2003 was $2.6 million, an increase of $1.0 million compared to $1.6 million for the same period in 2002, primarily due to an increase in profits at a domestic energy facility.

The effective tax rate in 2003 was 44.0% compared to 20.0% for the same period of 2002. This increase in the effective rate is primarily due to deductions and foreign losses included in the book loss in the prior year period for which certain tax benefits were not recognized compared to pre-tax earnings in the current period for which certain tax provisions were recorded.

Discontinued Operations: For the three months ended March 31, 2002, the loss from discontinued operations totaled $17.9 million. The loss before income taxes and minority interests from discontinued operations was $18.1 million, due to the sale of two international energy subsidiaries. See Notes to the Financial Statements for further discussion.

The cumulative effect of change in accounting principle of $8.5 million in the first quarter of 2003 related to the January 1, 2003 adoption of SFAS No.143. The cumulative effect of change in accounting principle of $7.8 million in the first quarter of 2002 was related to the adoption of SFAS No.142. See Change in Accounting Principles in the notes to the Financial Statements for further discussion of the changes in accounting principle.

Property, plant and equipment - net decreased $10.6 million for the first quarter of 2003 due mainly to depreciation expense of $19.6 million for the period offset by capital additions of $5.7 million and $3.6 related to amounts capitalized upon the adoption of SFAS No. 143.

Domestic Energy and Water Segment

Total revenues for the first quarter of 2003 for the Domestic energy and water segment were $175.4 million, an increase of $6.2 million compared to $169.2 million in the first quarter of 2002, due to a $3.6 million increase in service revenue primarily related to increased waste tonnage processed at several energy facilities. In addition there was a $7.5 million increase in electric and steam sales primarily related to increased electric generation at two California energy facilities and higher electric and steam rates at two other plants. These increases are offset by a reduction in construction revenue of $5.5 million primarily attributable to the Company's wind-down in construction of the desalination project in Tampa, Florida.

Income from operations for the first quarter of 2003 for the Domestic energy and water segment was $32.6 million, an increase of $0.2 million compared to $32.4 for the first quarter of 2002 primarily due to the $6.1 million increase in revenue discussed above combined with an increase in equity in income from unconsolidated investments of $0.3 million offset by an increase in total costs and expenses of $6.2 million. The increase in total costs and expenses is composed primarily of a $6.5 million increase in parts and labor related to timing and frequency of maintenance and overhaul at several domestic energy facilities offset by a $5.5 million decrease in construction expenses due to the Company's wind-down in construction of the desalination project in Tampa, Florida. Plant operating expenses were reduced by a $4.4 million adjustment to operating accruals in 2002.

International Energy Segment

Total revenues for the first quarter of 2003 for the International energy segment were $43.7 million, an increase of $1.2 million compared to $42.5 million in the first quarter of 2002, primarily due to a $2.5 million increase in electric sales at the two plants in India as a result of the pass through of higher fuel oil costs offset by a reduction in electric sales of $1.2 million at two of the Company's energy facilities in The Philippines as a result of rate reductions.

Income from operations for the first quarter of 2003 for the International energy segment was $10.4 million, an increase of $7.2 million compared to $3.2 million in the first quarter of 2002 primarily due to an increase in revenue of $1.2 million, (as discussed above) combined with cost savings of $1.5 million related to the closure of several offices. The increase in income from operations in the first quarter of 2003 was also due to a loss on the sale of an equity investment in an energy project in Thailand of $6.5 million in the first quarter of 2002. The increase in income from operations for the first quarter of 2003 was offset by an increase in plant operating costs of $4.7 million primarily related to higher fuel oil prices at the Company's two energy facilities in India and two in The Philippines.

Other Segment

Total revenues for the first quarter of 2003 for the Other segment were $1.2 million, a decrease of $8.6 million compared to $9.8 million in the first quarter of 2002. This decrease was due to the wind-down and sale of non-energy businesses.

Loss from operations for the first quarter of 2003 for the Other segment was $0.6 million, a decrease of $22.2 million compared to $22.8 million in the first quarter of 2002 primarily due to a $30.8 million decrease in total costs and expenses. The decrease of $22.2 million is primarily the result of a $9.7 million reduction in bank fees related to the Master Credit Facility and a reduction of $18.0 million related to the wind-down and sale of non-energy businesses offset by a $8.6 million decrease in revenue discussed above.

Capital Investments and Commitments:

At March 31, 2003, capital commitments for continuing operations amounted to $3.6 million for normal replacement and growth in energy. Other capital commitments for Domestic energy and water and International energy as of March 31, 2003 amounted to approximately $22.2 million. Included in this amount are a commitment to pay $5.3 million, $3.3 million and $2.0 million in 2007, 2008 and 2009, respectively, for a service contract extension at an energy facility, a commitment of $1.6 million for an energy facility project in Italy and a $6.4 million required contribution to the corporate pension plan during 2003.

Covanta and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy, water, entertainment and other facilities. In the normal course of business, they also are involved in legal proceedings in which damages and other remedies are sought.

See Reorganization in the notes to the Financial Statements above for a discussion of possible commitments related to the Company's reorganization.

In addition, at March 31, 2003, excluding letters of credit and the liabilities included in the Condensed Consolidated Balance Sheet, the Company has surety bonds covering the following: performance under its Tampa Bay desalination construction contract of approximately $29.6 million, performance under its waste water treatment operating contracts of approximately $12.7 million, possible closure costs for various energy projects of approximately $11.1 million and performance of contracts related to non-energy businesses of approximately $43.2 million.

The Company also has additional guarantees that include approximately $22.1 million related to international energy projects, approximately $7.5 million related to a lease reserve account at a domestic energy project, net unrecognized guarantees of approximately $19.7 million related the Company's interests in the Team and the Centre and $0.9 million for other entertainment facilities.

Liquidity/Cash Flow:

At March 31, 2003, the Company had approximately $100.3 million in cash and cash equivalents, of which $26.1 million related to cash held in foreign bank accounts that may be difficult to transfer to the U.S.

Net cash provided by operating activities for the first quarter of 2003 was $26.7 million compared to net cash provided by operating activities in 2002 of $10.6 million. The increase of $16.1 million was mainly due to changes in working capital.

Net cash used in investing activities for the first quarter of 2003 was $4.7 million compared to net cash provided by investing activities of $16.1 million in 2002. This increase of $20.8 million in cash used in investing activities was primarily due to decreases in proceeds from the sales of businesses and other of $8.0 million and distributions from investees and joint ventures of $11.2 million offset by an increase in capital expenditures in facilities of $2.9 million.

Net cash used in financing activities for the first quarter of 2003 was $37.6 million compared to $50.5 million in 2002. This decrease of $12.9 million in cash used in financing activities was due primarily to a decrease in restricted funds held in trust combined with an increase in new project borrowings of $4.6 million in 2003.

The Company entered into a Revolving Credit and Participation Agreement (the "Master Credit Facility") on March 14, 2001. The Master Credit Facility is secured by substantially all of the Company's assets and was scheduled to mature on May 31, 2002 without being fully discharged by the Debtor In Possession Credit Agreement (as amended, the "DIP Credit Facility") discussed below. This, as well as the non-compliance with required financial ratios and possible other items, has caused the Company to be in default of its Master Credit Facility. However, as previously discussed, on April 1, 2002, the Company and 123 of its subsidiaries each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code that, among other things, acts as a stay of enforcement of any remedies under the Master Credit Facility against any debtor company.

In connection with the bankruptcy petition, the Company and most of its subsidiaries have entered into a DIP Credit Facility with the lenders who provided the revolving credit facility under the Master Credit Facility. On April 5, 2002, the Bankruptcy Court issued its interim order approving the DIP Credit Facility and on May 15, 2002, a final order approving the DIP Credit Facility. On August 2, 2002, the Bankruptcy Court issued an order that overruled objections by holders of minority interests in two limited partnerships who disputed the inclusion of the limited partnerships in the DIP Credit Facility. Although the holders of such interests at one of the limited partnerships have appealed the order, they have reached an agreement with the Company that stays the appeal. The DIP Credit Facility's current terms are described below.

The DIP Credit Facility is now an approximately $245.0 million facility largely for the continuation of existing letters of credit and is secured by all of the Company's domestic assets not subject to liens of others and generally 65% of the stock of its foreign subsidiaries held by U.S. corporations. Obligations under the DIP Credit Facility will have senior status to other pre-petition secured claims and the DIP Credit Facility is now the operative debt agreement with the Company's banks. The Master Credit Facility remains in effect to determine the rights of the lenders who are a party to it with respect to obligations not continued under the DIP Credit Facility. However the enforcement of any remedies triggered by a default under the Master Credit Facility is stayed against the Debtors by the Chapter 11 proceeding.

As of March 31, 2002, letters of credit had been issued in the ordinary course of business under the Master Credit Facility for the Company's benefit which had exhausted most of the available line under that facility. The Master Credit Facility also provided for the coordinated administration of certain letters of credit issued in the normal course of business to secure performance under certain energy contracts (totaling $203 million); letters of credit issued to secure obligations relating to the entertainment businesses (totaling $153 million, which includes an additional $2.1 million that was drawn in December,
2002) largely with respect to the Anaheim and Ottawa projects described in Note 4 to the Consolidated Financial Statements, and included in the Company's Report on Form 10-K for the year ended December 31, 2002, letters of credit issued in connection with the Company's insurance program (totaling $39 million); and letters of credit used for credit support of the Company's adjustable rate revenue bonds (totaling $127 million).

Beginning in April 2002 and pursuant to the Company's Chapter 11 filing, trustees for the Company's adjustable rate revenue bonds declared the principal and accrued interest on such bonds due and payable immediately. Accordingly, letters of credit supporting these bonds have been drawn in the amount of $125.1 million and the Company is presently not able to reissue these bonds.

Of these remaining outstanding letters of credit at March 31, 2003, approximately $124.2 million of the secured indebtedness is included in the Balance Sheet and $84.6 million relates to other commitments. Additional letters of credit of approximately $173.2 million principally secured the Company's obligations under energy contracts to pay damages in the unlikely event of non-performance. These letters of credit were generally available for drawing upon if the Company defaulted on the obligations secured by the letters of credit or failed to provide replacement letters of credit as the current ones expire.

The DIP Credit Facility comprises two tranches. The Tranche A Facility provides the Company with a credit line of approximately $14.2 million in commitments for the issuance of certain letters of credit and for cash borrowings under a revolving credit line. The Tranche B Facility consists of approximately $230.7 million in commitments solely for the extension of, or issuance of letters of credit to replace certain existing letters of credit.

Borrowings under the Tranche A Facility are subject to compliance with monthly and budget limits. The Company may utilize the amount available for cash borrowings under the Tranche A Facility to reimburse the issuers of letters of credit issued under the Tranche A Facility if and when such letters of credits are drawn, to fund working capital requirements and general corporate purposes of the Company relating to the Company's post-petition operations and other expenditures in accordance with a monthly budget and applicable restrictions typical of a Chapter 11 debtor in possession financing.

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

     (2) Financial statements: (a) provide quarterly financial statements within 60 days of the end of each of the Company's first three fiscal quarters, or in lieu thereof, a copy of its Quarterly Report on Form 10-Q, (b) provide annual audited financial statements within 120 days of the end of the Company's fiscal year or in lieu thereof, a copy of its Annual Report on Form 10-K, and (c) achieve quarterly minimum cumulative consolidated operating income targets for April 1, 2003 through October 31, 2003.

     (3) Other: (a) deliver, when available, the Chapter 11 restructuring plan, and (b) provide other information as reasonably requested by the DIP Lenders.

Currently, the Company is in compliance with all of the covenants of the DIP Credit Facility, as amended.

The Company has not made any cash borrowings under its DIP Credit Facility, as amended, but approximately $4.7 million in new letters of credit have been issued under the Tranche A of the DIP Credit facility.

The DIP Credit Facility initially was scheduled to mature on April 1, 2003. On March 28, 2003 the DIP Credit Facility was extended through October 1, 2003 and may, with the consent of DIP Lenders holding more than 66-2/3% of the Tranche A Facility, be extended for an additional period of six months. There are no assurances that the DIP lenders will agree to an extension. At ultimate maturity, all outstanding loans under the DIP Credit Facility must be repaid, outstanding letters of credit must be discharged or cash-collateralized, and all other obligations must be satisfied or released. On March 25, 2003, an extension fee of $0.1 million was paid by the Company to the DIP Lenders. In addition on April 1, 2003, the Company paid an annual administrative fee of $0.4 million.

The Company believes that the DIP Credit Facility, when taken together with the Company's own funds, and assuming its extension as required, provide it sufficient liquidity to continue to operate its core businesses during the Chapter 11 proceedings. Moreover, the legal provisions relating to Chapter 11 proceedings are expected to provide a legal basis for maintaining the Company's business intact while it is being reorganized. However, the outcome of the Chapter 11 proceedings is not within the Company's control and no assurances can be made with respect thereto.

Other:

Quezon Power

Manila Electric Company ("Meralco"), the power purchaser for the Company's Quezon Project, is financially stressed. Meralco is engaged in discussions with The Philippine government and legal proceedings in this regard. The Company is unable at this time to predict the outcome of these discussions and proceedings, which may affect Meralco's ability to perform its contract to purchase power from this project. Should it not be resolved satisfactorily, the Company is also unable to predict the impact on its revenues, net income and assets, which will depend on the extent to which Meralco will be able to perform and the Company's ability to obtain alternative power purchasers and the prices such alternative purchasers would pay.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as discussed in the following paragraphs there have been no significant changes in the Company's market risk sensitive assets and liabilities for the quarter ended March 31, 2003 from the amounts reported at December 31, 2002.

Upon adoption of SFAS No. 133 on January 1, 2001, the Company identified all derivatives within the scope of SFAS No. 133. The adoption of SFAS No. 133 (as discussed in the Company's Annual Report on Form 10-K) did not have a material impact on the results of operations of the Company and increased both assets and liabilities recorded on the Balance Sheet by approximately $12.3 million on January 1, 2001. The $12.3 million relates to the Company's interest rate swap agreement that economically fixes the interest rate on certain adjustable rate revenue bonds reported in the Project Debt category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." Since the interest expense, inclusive of the swap, is passed through to the Client Community, the Company records the fair value of the swap as an asset or liability in results of operations offset by the fair value of the right and obligation to pass through the effects of the swap to the Client Community. The carrying value of this asset and liability decreased $0.1 million from $19.1 million at December 31, 2002 to $19.0 million at March 31, 2003.

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

ITEM 4 - DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, who also presently performs the functions of principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company's evaluation, the Chief Executive Officer, who also presently performs the functions of principal financial officer, concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

         A group of plaintiffs, led by Martin County Coal Corporation, have moved in the Bankruptcy Court for relief from the Chapter 11 automatic stay to join Ogden Environmental and Energy Services ("OEES"), a subsidiary of the Company, as a third party defendant to several pending Kentucky state court litigations. These cases arise from an October 2000 failure of a mine waste impoundment that resulted in the release of approximately 250 million gallons of coal slurry. Plaintiffs allege that OEES is liable to Martin County Coal in an unspecified amount for contribution and/or indemnification arising from an independent contractor agreement to perform engineering and technological services with respect to the impoundment from 1994 to 1996. OEES has not been a party to the underlying litigations to date, some of which have been pending for two years. The Company has agreed to a stipulation to lift the stay against OEES in which the moving plaintiffs stipulate that the bar date has passed for asserting claims against other debtors. The Company is in the process of analyzing the claims against it and an appropriate response.

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

     (ii) On April 9, 2001, Ogden Ground Services, Inc. and Ogden Aviation, Inc., together with approximately 250 other parties, were named by Metropolitan Dade County, Florida (the "County") as PRPs, pursuant to CERCLA, RCRA and state law, with respect to an environmental cleanup at Miami International Airport (the "Airport"). The County alleges that, as a result of releases of hazardous substances, petroleum, and other wastes to soil, surface water, and groundwater at the Airport, it has expended over $200 million in response and investigation costs and expects to spend an additional $250 million to complete necessary response actions. An Interim Joint Defense Group has been formed among PRPs and discovery of the County's document archive is underway. A tolling agreement has been executed between PRPs and the County in order to allow for settlement discussions to proceed without the need for litigation. As a result of uncertainties regarding the source and scope of the contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time. Ogden Ground Services, Inc has been sold and the Company has agreed to indemnify the purchaser for environmental liabilities relating to the disposed businesses. As noted above, the Company believes that these indemnities are pre-petition unsecured obligations that are subject to compromise. Ogden Aviation, Inc. is a Chapter 11 debtor.

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

     (iv) On January 4, 2000 and January 21, 2000, United Air Lines, Inc. ("United") and American Airlines, Inc. ("American"), respectively, named Ogden New York Services, Inc. ("Ogden New York"), in two separate lawsuits filed in the Supreme Court of the State of New York. The lawsuits seek judgment declaring that Ogden New York is responsible for petroleum contamination at airport terminals formerly or currently leased by United and American at New York's John F. Kennedy International Airport. These cases have been consolidated for joint trial. Both United and American allege that Ogden negligently caused discharges of petroleum at the airport and that Ogden New York is obligated to indemnify the airlines pursuant to the Fuel Services Agreements between Ogden New York and the respective airlines. United and American further allege that Ogden New York is liable under New York's Navigation Law, which imposes liability on persons responsible for discharges of petroleum, and under common law theories of indemnity and contribution.

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

(v) On December 23, 1999 a subsidiary of the Company was named as a third-party defendant in an action filed in the Superior Court of the state of New Jersey. The third-party complaint alleges that the subsidiary of the Company generated hazardous substances at a reclamation facility known as the Swope Oil and Chemical Company Site, and that contamination migrated from the Swope Oil Site. Third-party plaintiffs seek contribution and indemnification from the subsidiary of the Company and over 90 other third-party defendants for costs incurred and to be incurred in the cleanup. This action was stayed pending the outcome of first- and second-party claims. Since that time, the Company has received no further notices in this matter since the stay was entered. As a result of uncertainties regarding the source and scope of contamination, the large number of potentially responsible parties and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time.

(b) Other Matters

     (i) In 1985, the Company sold all of its interests in several manufacturing subsidiaries, some of which used asbestos in their manufacturing processes. One of these subsidiaries was Avondale Shipyards, now operated as a subsidiary of Northrop Grumman Corporation. Some of these sold subsidiaries have been and continue to be parties to litigation relating to asbestos, primarily from workplace exposure. The Company has been named as a party to one such case filed in 2001 in which there are 45 other defendants. The case, which is in its early stages and is stayed against the Company by the Chapter 11 proceedings, appears to assert that the Company is liable on theories of successor liability. Before the Company's bankruptcy filing, the Company had filed for its dismissal from the case on the basis that it is not a successor to the subsidiary that allegedly caused the plaintiffs' asbestos exposure. In addition to the foregoing, eleven claims of unliquidated amounts have been filed in the Chapter 11 proceedings, each of which purports to assert that the Company is liable for asbestos-related damages, apparently in reliance upon theories of successor liability. The Company does not believe it is liable to persons who may assert claims for asbestos related injuries relating to the operations of its former subsidiaries. To the extent that claims are made against such manufacturing subsidiaries or the Company that are insured under occurrence based policies which the Company had in place prior to its sale of its interests in these companies, the Company must pay retentions of between $250,000 and $500,000 per occurrence depending on the policy year. The total amount the Company has to pay for retentions is limited by the maximum premium calculation contained in the policies. For claims filed against the sold subsidiaries, the Company is entitled to reimbursement of such retentions from Avondale or the entity to which Avondale sold certain of the subsidiaries. To date, there is an outstanding amount overdue from Avondale for such reimbursement in excess of $2 million and the Company has accordingly not paid the related self-insured retention to the insurer. The Company believes that its obligation to pay self-insured retentions to this insurer are pre-petition claims and will be resolved in the Chapter 11 proceeding.

     (ii) As previously disclosed, the Company commenced litigation challenging an effort by a public authority located in Onondaga County, New York (the "Agency") to terminate its contract with the Company for a waste-to-energy facility. On or about August 13, 2002 the federal court for the Northern District of New York granted the Agency's motion to remand the matter to state court and denied the Company's motion to transfer the matter to the Bankruptcy Court. The Agency sought, in late 2002, a ruling from the state court confirming its termination of its contract with the Company's operating subsidiary, and at the same time obtained an order from the U.S. District Court
          (NDNY) preventing the Company from seeking to challenge its effort to confirm its alleged termination of the contract. The District Court's order has been vacated by the U.S. Court of Appeals for the Second Circuit, and the Bankruptcy Court has issued a ruling that the Agency's efforts in state court violated the automatic stay, and enjoined it from proceeding further with such efforts. The Agency has appealed a portion of the Bankruptcy Court's order to the U.S. District Court (SDNY). The Agency has also filed a request with the Bankruptcy Court asking that the automatic stay be lifted to permit the state court action to proceed. See Notes to the Financial Statements for description of potential settlement prospects for this matter.

    (iii) As previously disclosed, in late 2000 Lake County, Florida commenced a lawsuit in the state courts of Florida against the Company's subsidiary that owns and operates its Lake County waste-to-energy project. In the lawsuit, the County seeks to have its agreement with the Company's subsidiary declared void on various state constitutional and public policy grounds. The County also seeks unspecified damages for amounts paid to the Company since 1988. The Company's subsidiary is now operating its business as a debtor in possession, and the lawsuit is stayed by the subsidiary's and the Company's bankruptcy filings. The Company believes that it has adequate defenses to the County's claims for both declaratory judgment and damages. Were this matter to be determined adversely to the Company, the Company and its subsidiary could incur substantial, pre-petition obligations and such subsidiary could lose its right to own and operate the project. There are ongoing discussions with the community to restructure this project. Any agreement to restructure this project would likely entail a settlement of this litigation. See Notes to the Financial Statements for description of potential settlement prospects for this matter.

     (iv) The Town of Babylon, New York maintains that the Company has failed in the past and continues to fail to accept the required quantities of the waste specified in the service agreement between the Company and the Town relating to the Babylon waste-to-energy facility. The Town has filed a proof of claim for approximately $13.4 million for alleged pre-petition defaults and claims damages in excess of $5.5 million for post-petition defaults and additional expenses incurred by the Town in connection with the Company's Chapter 11 proceeding. It has also filed a motion seeking to modify the automatic stay in order to allow it to commence an arbitration proceeding against the Company concerning the prepetition claim and purported to commence an arbitration concerning the post-petition claim. The Company has filed in the Bankruptcy Court objections to the Town's proof of claim and motion to modify the automatic stay and sought and obtained a temporary restraining order ("TRO") against the commencement of an arbitration concerning the post-petition claim. The Company believes that it is in full compliance with the express requirements of the service agreement and was entitled to adjust the amount of waste it is required to accept to reflect the energy content of the waste delivered. It therefore believes it has valid defenses to the Town's claims. As of the date hereof, the Bankruptcy Court has continued the TRO with the town's agreement and has not yet ruled on the Town's motion to modify the stay or on the Company's objection to the proof of claim. However, the Company is considering a proposal from the town that the parties agree to a procedure in which these issues would be resolved in an expedited proceeding by the Bankruptcy Court, subject to the Town's submission of a claim more clearly specifying the nature of the claimed default.



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


                Indebtedness                      Nature of Default                  Amount of Arrearage

    9.25% Debentures                      Bankruptcy filing; non-payment of   $14.6 million in interest, as of
    ($100 million principal)              interest due March 1, 2002           March 31, 2003

    6% Convertible Debentures             Bankruptcy filing; non-payment of   $5.1 million in interest, $85
    ($85 million principal)               principal and interest due June     million in principal, as of
                                          1, 2002                              March 31, 2003

    5.75% Convertible Debentures          Bankruptcy filing; non-payment of   $3.6 million in interest, $63.6
    ($63.6 million principal)             principal and interest due          million in principal, as of
                                          October 20, 2002                    March 31, 2003

    Master Credit Agreement               Bankruptcy filing; non-payment of   Approximately $259.3 million
                                          principal and interest due June     principal, $19.7 million in
                                          1, 2002; expiration of Master       interest, as of March 31, 2003;
                                          Credit Agreement without cash       plus $378.3 million of unfunded
                                          collateralizing outstanding         cash collateral obligations with
                                          letters of credit                   respect to letters of credit

The Company continues to pay on a timely basis principal and interest on indebtedness relating to its waste-to-energy facilities and classified on its Balance Sheet as project debt. The project debt associated with the financing of waste-to-energy facilities is generally arranged by municipalities through the issuance by governmental entities of tax-exempt and taxable revenue bonds. Payment obligations for the project debt associated with waste-to-energy facilities are limited recourse to the revenues and property, plant and equipment of the operating subsidiary and non-recourse to the Company, subject to operating performance guarantees and commitments by the Company. The automatic stay provided under the Bankruptcy Code and orders entered into by the Bankruptcy Court would prevent the obligees from exercising remedies under any of the project debt that might otherwise be deemed to be in default by reason of the Chapter 11 filing.

         In respect to the City of Anaheim, California $126,500,000 Certificates of Participation (1993 Arena Financing Project), the City of Anaheim sent a notice of default under the Management Agreement for the Arrowhead Pond of Anaheim which could constitute a default under a letter of credit reimbursement agreement with Credit Suisse First Boston. The outstanding principal amount of the named securities is $113.7 million as of the date of this filing (supported by a letter of credit that is included in the unfunded letters of credit referred to above under "Master Credit Facility").

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

(c)      Other Matters

         The Company has also not made any distributions to its partners under the agreements governing the Covanta Onondaga Limited Partnership. The amounts that would have been distributed to the Company's partners in this partnership have been set aside in segregated accounts pursuant to the Bankruptcy Court's order, and distributions will not be paid to such partners until further order of the Court.

       Pursuant to the Bankruptcy Court's order on December 20, 2002, partner distributions previously set aside relating to the Covanta Huntington Limited Partnership were distributed on December 23, 2002 to the partners of such partnership and distributions to such partners are to be made in the ordinary course.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:


         99.0 Certifications pursuant to Title 18, United States Code,
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 13, 2003                           COVANTA ENERGY CORPORATION
                                             (Registrant)



                                             By: /s/ Scott G. Mackin
                                             --------------------------------
                                             Scott G. Mackin
                                             President, Chief Executive
                                             Officer and Principal Financial
                                             Officer


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

Date: May 13, 2003


                                           /s/ Scott G. Mackin
                                -----------------------------------------
                                             Scott G. Mackin
                                  President and Chief Executive Officer

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

Date: May 13, 2003


                                               /s/ Scott G. Mackin
                                    -----------------------------------------
                                                 Scott G. Mackin
                                          Principal Financial Officer