Form 10-Q
period 2003-06-30
COVANTA ENERGY CORP
filed 2003-08-07
CIK 73902

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   |X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

   |_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                  --------------------  ------------------------


                          Commission file number 1-3122

                           Covanta Energy Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-5549268
-------------------------------                -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)


                         40 Lane Road, Fairfield, NJ 07004
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip code)

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

Yes |X|    No |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|    No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's Common Stock outstanding as of August 1, 2003 was 49,824,251 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES
                      CONDENSED STATEMENTS OF CONSOLIDATED
                   OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                         FOR THE SIX MONTHS              FOR THE THREE MONTHS
                                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                                         2003          2002             2003             2002
                                                         ----          ----             ----             ----
                                                                   (As Restated)
                                                                   -------------
                                                          (In Thousands of Dollars, Except Per Share Amounts)

Service revenues                                           $264,809     $262,419         $139,066       $132,579
Electricity and steam sales                                 183,874      174,693           95,386         95,411
Construction revenues                                         9,677       22,544            3,670         10,150
Other revenues-net                                                7           44                7             37
                                                           --------     --------         --------       --------
Total revenues                                              458,367      459,700          238,129        238,177
                                                           --------     --------         --------       --------


Plant operating expenses                                    278,701      265,020          141,264        141,181
Construction costs                                            9,094       21,332            3,528          8,684
Depreciation and amortization                                43,237       46,195           21,852         23,206
Debt service charges-net                                     40,651       44,958           20,317         22,422
Other operating costs and expenses                            2,659       16,568              853          4,261
Net loss (gain) on sale of businesses                         (417)        7,040
Selling, administrative and general expenses                 20,038       30,213           10,241         12,518
Other (income) expense-net                                    (515)       31,796               48        (1,869)
Write-down of assets held for use                                        100,647                         100,647
Write-down of and obligations related
     to assets held for sale                                              40,000                          40,000
                                                           --------     --------         --------       --------
Total costs and expenses                                    393,448      603,769          198,103        351,050
                                                           --------     --------         --------       --------

Equity in income from unconsolidated investments             11,574        8,411            7,133          4,556
                                                           --------     --------         --------       --------
Operating income (loss)                                      76,493    (135,658)           47,159      (108,317)
Interest  expense (net of interest income of $1,673,
     $1,122, $1,006 and $506, respectively, and excluding
     post-petition contractual interest  of  $485,
     $2,400, $242 and $2,400, respectively)                (21,327)     (22,664)         (10,312)       (10,881)
Reorganization items                                       (25,918)     (15,966)         (10,424)       (15,966)
                                                           --------     --------         --------       --------

Income (loss) from continuing operations before income
     taxes, minority interests, discontinued operations and
     the  cumulative  effect of  change  in  accounting
     principle                                               29,248    (174,288)           26,423      (135,164)

Income tax (expense) benefit                               (13,898)        4,311         (12,645)        (3,282)
Minority interests                                          (4,852)      (4,676)          (2,288)        (3,121)
                                                           --------     --------         --------       --------

Income (loss) from continuing operations  before
     discontinued operations and change in accounting
     principle                                               10,498    (174,653)           11,490      (141,567)
Loss from discontinued operations (net of income tax
     expense of $15 in 2002)                                            (17,866)
Cumulative  effect of change in  accounting  principle
     (net of income  tax  benefit of $5,532 in 2003 and
     zero in 2002)                                          (8,538)      (7,842)
                                                           --------     --------         --------       --------
Net income (loss)                                             1,960    (200,361)           11,490      (141,567)
                                                           --------     --------         --------       --------

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments (net of income
     taxes  of: zero, ($415), zero and zero respectively)    1,855       (1,697)            1,048          (267)

Less: reclassification adjustment for translation
     adjustments included in:
             loss from continuing operations                               1,233
             loss from discontinued operations                               297
Unrealized  holding gains (losses) arising during period
     (net of income tax (expense) benefit of ($99), $119,
     ($99) and $117)                                            147        (177)              147          (173)
                                                           --------     --------         --------       --------
Other comprehensive income (loss)                             2,002        (344)            1,195          (440)
                                                           --------     --------         --------       --------
Comprehensive income (loss)                                $  3,962   $(200,705)         $ 12,685     $(142,007)
                                                           ========   ==========         ========     ==========


Basic income (loss) per share:
Income (loss) from continuing operations                   $   0.21   $   (3.51)         $   0.23     $   (2.84)
Loss from discontinued operations                                         (0.36)
Cumulative effect of change in accounting principle          (0.17)       (0.16)
                                                           --------     --------         --------       --------
Net income (loss)                                          $   0.04   $   (4.03)         $   0.23     $   (2.84)
                                                           ========   ==========         ========     ==========
Diluted income (loss) per share:
Income (loss) from continuing operations                   $   0.21   $   (3.51)         $   0.23     $   (2.84)
Loss from discontinued operations                                         (0.36)
Cumulative effect of change in accounting principle          (0.17)       (0.16)
                                                           --------     --------         --------       --------
Net income (loss)                                          $   0.04   $   (4.03)         $   0.23     $   (2.84)
                                                           ========   ==========         ========     ==========


            See notes to condensed consolidated financial statements.


                       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                       JUNE 30, 2003        DECEMBER 31, 2002
                                                                       -------------        -----------------
                                                              (In Thousands of Dollars, Except Share and Per Share Amounts)
Assets
Current Assets:
Cash and cash equivalents                                               $    98,973            $   115,815
Restricted funds held in trust                                              118,601                 92,039
Receivables (less allowances: 2003, $21,381 and 2002,                       271,357                259,082
    $20,476)
Deferred income taxes                                                        11,200                 11,200
Prepaid expenses and other current assets                                    86,031                 85,997
                                                                        -----------            -----------

Total current assets                                                        586,162                564,133
Property, plant and equipment-net                                         1,637,066              1,661,863
Restricted funds held in trust                                              148,337                169,995
Unbilled service and other receivables (less allowances of
$2,957 in 2003 and 2002)                                                    143,204                147,640
Unamortized contract acquisition costs-net                                   57,748                 60,453
Other intangible assets-net                                                   7,352                  7,631
Investments in and advances to investees and joint ventures                 175,651                166,465
Other assets                                                                 60,699                 61,927
                                                                        -----------            -----------
Total Assets                                                            $ 2,816,219            $ 2,840,107
                                                                        ===========            ===========

Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities:
Current portion of long-term debt                                       $    17,973            $    16,450
Current portion of project debt                                             112,628                115,165
Accounts payable                                                             27,540                 23,593
Federal and foreign income taxes payable                                        636
Accrued expenses                                                            234,312                254,964
Deferred income                                                              37,923                 41,402
                                                                        -----------            -----------
Total current liabilities                                                   431,012                451,574
Long-term debt                                                               24,090                 23,779
Project debt                                                              1,087,628              1,128,217
Deferred income taxes                                                       251,750                249,600
Deferred income                                                             145,778                151,000
Other liabilities                                                            65,511                 80,369
Liabilities subject to compromise                                           939,358                892,012
Minority interests                                                           39,406                 35,869
                                                                        -----------            -----------
Total Liabilities                                                         2,984,533              3,012,420
                                                                        -----------            -----------
Shareholders' Deficit:
Serial cumulative convertible preferred stock, par value
    $1.00 per share, authorized, 4,000,000 shares; shares
    outstanding: 33,049 in 2003 and 2002, net of treasury
    shares of 29,820 in 2003 and 2002                                           33                     33
Common stock, par value $.50 per share; authorized,
    80,000,000 shares; outstanding: 49,824,251 in 2003 and
    2002, net of treasury shares of 4,125,350 in 2003 and 2002               24,912                 24,912
Capital surplus                                                             188,156                188,156
Notes receivable from key employees for common stock issuance                 (870)                  (870)
Unearned restricted stock compensation                                         (17)                   (54)
Deficit                                                                   (382,213)              (384,173)
Accumulated other comprehensive income (loss)                                 1,685                  (317)
                                                                        -----------            -----------
Total Shareholders' Deficit                                               (168,314)              (172,313)
                                                                        -----------            -----------

Total Liabilities and Shareholders' Deficit                             $ 2,816,219            $ 2,840,107
                                                                        ===========            ===========


            See notes to condensed consolidated financial statements.

                       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES
                                  CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT



                                                          FOR THE SIX MONTHS          FOR THE YEAR ENDED
                                                          ENDED JUNE 30, 2003          DECEMBER 31, 2002
                                                         SHARES       AMOUNTS       SHARES       AMOUNTS
                                                      ------------ ------------- ------------ -------------
                                                       (In Thousands of Dollars, Except Share and Per Share Amounts)

SERIAL CUMULATIVE CONVERTIBLE PREFERRED STOCK,
    PAR VALUE $1.00 PER SHARE, AUTHORIZED
    4,000,000 SHARES:
Balance at beginning of period                               62,869      $     63       63,300      $     64
Shares converted into common stock                                                        (431)           (1)
                                                       ------------  ------------ ------------  ------------
Total                                                        62,869            63       62,869            63
Treasury shares                                             (29,820)          (30)     (29,820)          (30)
                                                       ------------  ------------ ------------  ------------
Balance at end of period (aggregate
involuntary liquidation value 2003, $666)                    33,049            33       33,049            33
                                                       ------------  ------------ ------------  ------------

COMMON STOCK, PAR VALUE $.50 PER SHARE,
    AUTHORIZED, 80,000,000 SHARES:
Balance at beginning of period                           53,949,601        26,975   53,947,026        26,974
Conversion of preferred shares                                                           2,575             1
                                                       ------------  ------------ ------------  ------------
Total                                                    53,949,601        26,975   53,949,601        26,975
                                                       ------------  ------------ ------------  ------------
Treasury shares at beginning of period                    4,125,350         2,063    4,111,950         2,056
Cancellation of restricted stock                                                        13,400             7
                                                       ------------  ------------ ------------  ------------
Treasury shares at end of period                          4,125,350         2,063    4,125,350         2,063
                                                       ------------  ------------ ------------  ------------
Balance at end of period                                 49,824,251        24,912   49,824,251        24,912
                                                       ------------  ------------ ------------  ------------

CAPITAL SURPLUS:
Balance at beginning of period                                            188,156                    188,371
Cancellation of restricted stock                                                                        (215)
                                                                     ------------               ------------
Balance at end of period                                                  188,156                    188,156
                                                                     ------------               ------------

NOTES RECEIVABLE FROM KEY EMPLOYEES FOR
    COMMON STOCK ISSUANCE                                                    (870)                      (870)
                                                                     ------------               ------------

UNEARNED RESTRICTED STOCK COMPENSATION:
Balance at beginning of period                                                (54)                      (664)
Cancellation of restricted common stock                                                                  222
Amortization of unearned restricted stock compensation                         37                        388
                                                                     ------------               ------------
Balance at end of period                                                      (17)                       (54)
                                                                     ------------               ------------

DEFICIT:
Balance at beginning of period                                           (384,173)                  (205,262)
Net income (loss)                                                           1,960                   (178,895)
                                                                     ------------               ------------
Total                                                                    (382,213)                  (384,157)
                                                                     ------------               ------------
Preferred dividends-per share of zero and $.46875, respectively                                           16

                                                                     ------------               ------------
Balance at end of period
                                                                         (382,213)                  (384,173)
                                                                     ------------               ------------
CUMULATIVE TRANSLATION ADJUSTMENT:
Balance at beginning of period                                               (238)                      (283)
Foreign currency translation adjustments (net of income
    taxes of zero and ($415), respectively)                                 1,855                     (1,485)
Less reclassification adjustments for translation
    adjustment included in:
      loss from continuing operations                                                                  1,233
      loss from discontinued operations                                                                  297
                                                                     ------------               ------------
Balance at end of period                                                    1,617                       (238)
                                                                     ------------               ------------
MINIMUM PENSION LIABILITY ADJUSTMENT:
Balance at beginning of period                                                 88
Minimum pension liability adjustment                                                                      88
                                                                     ------------               ------------
Balance at end of period                                                       88                         88
                                                                     ------------               ------------
NET UNREALIZED GAIN (LOSS) ON SECURITIES
    AVAILABLE FOR SALE:
Balance at beginning of period                                               (167)
Gain (loss) for period (net of income tax (expense)
    benefit of ($99) and $112, respectively)                                  147                       (167)
                                                                     ------------               ------------
Balance at end of period                                                      (20)                      (167)
                                                                     ------------               ------------

TOTAL SHAREHOLDERS' DEFICIT                                          $   (168,314)              $   (172,313)
                                                                     ============               ============


            See notes to condensed consolidated financial statements.

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                  FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     2003           2002
                                                                     ----           ----
                                                                               (As Restated)
                                                                               -------------
                                                                    (In Thousands of Dollars)


Cash Flows From Operating Activities:
Net income (loss)                                               $     1,960       $ (200,361)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities of Continuing Operations:
    Loss from discontinued operations                                                 17,866
    Reorganization items                                             25,918           15,966
    Payment of reorganization items                                 (13,193)          (9,122)
    Depreciation and amortization                                    43,237           46,195
    Deferred income taxes                                             6,975           (8,601)
    Provision for doubtful accounts                                   4,904            9,354
    Bank fees                                                                         23,842
    Write down of and obligation related to assets held                               40,000
       for sale
    Write down of assets held for use                                                100,647
    Equity in income from unconsolidated investments                (11,574)          (8,411)
    Cumulative effect of change in accounting principle, net          8,538            7,842
    Other                                                             2,499            1,294
Management of Operating Assets and Liabilities:
  Decrease (Increase) in Assets:
    Receivables                                                     (17,179)          24,680
    Other assets                                                      2,158              352
  Increase (Decrease) in Liabilities:
    Accounts payable                                                 15,957           19,214
    Accrued expenses                                                (15,471)         (27,576)
    Deferred income                                                  (3,479)          (2,134)
    Other liabilities                                               (10,412)         (32,399)
                                                                -----------      -----------
Net cash provided by operating activities
     of continuing operations                                        40,838           18,648
                                                                -----------      -----------
Cash Flows From Investing Activities:
    Net proceeds from sale of businesses and other                      417            8,389
    Proceeds from sale of investment                                    286
    Proceeds from sale of property, plant, and equipment                260              236
    Proceeds from sale of marketable securities available
       for sale                                                         224              324
    Investments in facilities                                       (10,398)         (10,555)
    Other capital expenditures                                       (1,060)          (1,008)
    Increase in other receivables                                                       (143)
    Distributions from investees and joint ventures                   1,000           14,287
    Increase in investments in and advances to investees
       and joint ventures                                                               (574)
                                                                -----------      -----------
Net cash provided by (used in) investing activities
      of continuing operations                                      (9,271)           10,956
                                                                -----------      -----------
Cash Flows From Financing Activities:
    Borrowings for facilities                                         3,584
    New debt                                                          5,694            2,146
    Increase in funds held in trust                                  (4,901)         (11,875)
    Payment of debt                                                 (52,786)         (47,321)
    Dividends paid                                                                       (16)
    Other                                                                             (2,775)
                                                                -----------      -----------
Net cash used in financing activities of continuing                 (48,409)         (59,841)
    operations                                                  -----------      -----------

Net cash provided by discontinued operations                                          28,112
                                                                -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (16,842)          (2,125)
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    115,815           86,773
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    98,973      $    84,648
                                                                ===========      ===========
SUPPLEMENTAL INFORMATION
Cash paid for interest                                          $    48,094      $    46,218
                                                                ===========      ===========
Cash paid for income taxes                                      $     3,212      $     4,044
                                                                ===========      ===========

            See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation:

The accompanying unaudited Condensed Consolidated Financial Statements (the "Financial Statements") have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the "SEC"), the Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 2003 and results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 2003 and 2002. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in Covanta Energy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 31, 2003.

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

The Financial Statements include the accounts of Covanta Energy Corporation and its subsidiaries (together, "Covanta" or the "Company"). Covanta is engaged in developing, owning and operating power generation projects and providing related infrastructure services. The Company also offers single source design/build/operate capabilities for water and wastewater treatment infrastructure. Companies in which Covanta has equity investments of 20% to 50% are accounted for using the equity method since Covanta has the ability to exercise significant influence over their operating and financial policies. Those companies in which Covanta owns less than 20% are accounted for using the cost method, except for two companies in which Covanta owns less than 20% but nonetheless has significant influence over their operations through representation on the boards of directors, shareholder rights and ownership in the operators of the energy facilities owned by these companies. All intercompany transactions and balances have been eliminated.

On April 1, 2002 (the "Petition Date"), Covanta Energy Corporation and 123 of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Since the Petition Date, 31 additional subsidiaries have filed petitions for reorganization under Chapter 11 of the Bankruptcy Code. In addition, four subsidiaries which had filed petitions on the Petition Date have been sold as part of the Company's disposition of non-core assets, and are no longer owned by the Company or part of the bankruptcy proceeding. The pending Chapter 11 cases (the "Chapter 11 Cases") are being jointly administered for procedural purposes only. International operations and certain other subsidiaries and joint venture partnerships were not included in the filings.

The Financial Statements have been prepared on a "going concern" basis in accordance with GAAP. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company's ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, the Company's ability to comply with the terms of, and if necessary renew at its expiry on October 1, 2003, the debtor in possession financing facility, and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances that this can be accomplished and if it were not, the Company's ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the "going concern" basis were not used for the Financial Statements, significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

The Financial Statements also have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the Condensed Consolidated Balance Sheet (the "Balance Sheet") and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current, as appropriate. Revenues, expenses, (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items. Also, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Cash used for reorganization items is disclosed separately in the Condensed Consolidated Statements of Cash Flows.

Changes in Accounting Principles:

In January 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN No. 46 is applicable for the Company on July 1, 2003 for interests acquired in variable interest entities prior to February 1, 2003. Based on current operations, the Company does not expect the adoption of Interpretation No. 46 to have a material effect on its financial position or results of operations.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), effective January 1, 2003. Under SFAS No. 143, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. The Company's legal liabilities include capping and post-closure costs of landfill cells and site restoration at certain waste-to-energy and power producing sites. When a new liability for asset retirement obligations is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity settles the obligation for its recorded amount or incurs a gain or loss. The Company adopted SFAS No. 143 on January 1, 2003 and recorded a cumulative effect change in accounting principle of $8.5 million net of a related tax benefit of $5.5 million.

The following table summarizes the impact on the Company's Balance Sheet following the adoption of SFAS No. 143 (in thousands):

                                                        Change
                                      Balance at    resulting from   Balance at
                                     December 31,   Application of   January 1,
                                        2002         SFAS No. 143      2003
                                     ------------   --------------   ----------

Property, plant and equipment       $ 2,378,672      $     6,509     $ 2,385,181
Less: Accumulated depreciation        (716,809)          (2,935)       (719,744)
                                    -----------      -----------     -----------
Net property, plant and equipment   $ 1,661,863      $     3,574     $ 1,665,437

Investments in and advances to
investees and joint ventures        $   166,465      $    (1,223)    $  165,242

Deferred income taxes               $   249,600      $    (5,532)    $  244,068

Non-current asset retirement        $                $     19,136    $   19,136
obligation


The changes to the non-current asset retirement obligation for the six months ended June 30, 2003 are as follows (in thousands):

                                               Non-current
                                            asset retirement
                                               obligation

Balance at December 31, 2002                     $
Asset retirement obligation
  as of January 1, 2003                            19,136
Accretion expense                                     678
                                                 --------
Balance at June 30, 2003                         $ 19,814
                                                 ========

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation", to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002. At June 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss)in the first six months of 2003 and 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were granted in 2002 or in the first six months of 2003. Awards under the Company's plans vest over periods ranging from three to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income (loss) in the first six months of 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table summarizes the pro forma impact to net income (loss) and income (loss) per common share for the three and six months ended June 30, 2003 of the accounting changes implemented beginning January 1, 2003 and 2002 including the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

                                                             For the Six Months         For the Three Months
                                                               Ended June 30,              Ended June 30,
                                                             2003          2002          2003          2002
                                                             ----          ----          ----          ----

Net income (loss), as reported                           $   1,960    $ (200,361)     $  11,490   $  (141,567)
Deduct:
    SFAS No. 123 total stock based employee
    compensation expense determined under the fair
    value method for all awards, net of related
    tax effects                                             (1,488)       (2,467)          (744)       (1,233)

    SFAS No. 143 depreciation and accretion expense                         (678)                        (339)
                                                         ---------    -----------     ---------   ------------
Pro forma net income (loss)                              $     472    $ (203,506)     $  10,746   $  (143,139)
                                                         =========    ===========     =========   ============

Basic income (loss) per common share:
Basic - as reported                                      $    0.04         (4.03)     $    0.23   $     (2.84)
                                                         =========    ===========     =========   ============


Basic - pro forma                                        $    0.01    $    (4.09)     $    0.22   $     (2.87)
                                                         =========    ===========     =========   ============

Diluted income (loss) per common share:
Diluted - as reported                                    $    0.04    $    (4.03)     $    0.23   $     (2.84)
                                                         =========    ===========     =========   ============

Diluted - pro forma                                      $    0.01    $    (4.09)     $    0.21   $     (2.87)
                                                         =========    ===========     =========   ============

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. FIN No. 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is superseded. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN No. 45 which did not have an effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"( SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements shall not be restated. The provisions of EITF Issue No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of that issue prior to the initial application of SFAS No. 146. The adoption on January 1, 2003 of SFAS No. 146 did not have an effect on the Company's financial position or results of operations.

On June 30, 2002, the Company completed the required impairment evaluation of goodwill in conjunction with its adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result of the risks and other conditions in its energy business and based upon the expected present value of future cash flows, the Company determined that $7.8 million of goodwill related to its energy business was impaired and was therefore written-off. As required by SFAS No. 142, this adjustment has been accounted for as a cumulative effect change in accounting principle as of January 1, 2002, and had no tax impact.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4 ("Reporting Gains and Losses from Extinguishment of Debt"), No. 44 ("Accounting for Intangible Assets of Motor Carriers") and No. 64 ("Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements"), Amendment of SFAS No. 13 ("Accounting for Leases") and Technical Corrections" ("SFAS No. 145"). The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require application in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the current criteria for classification as an extraordinary item shall be reclassified. The provisions of this statement related to SFAS No. 13 and the technical corrections are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. The Company adopted the provisions of SFAS No. 145 on December 1, 2002, without impact on its financial position or results of operations.

New Accounting Pronouncements:

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The requirements of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created prior to the issuance date of SFAS No. 150, transition shall be achieved by reporting the cumulative effect of a change in accounting principle. The Company adopted the provisions of SFAS No. 150 on July 1, 2003, without impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). The amendments in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. In addition, SFAS No. 149 amends the definition of an "underlying" to conform it to language used in FIN No. 45 and amends certain other existing pronouncements. The provisions of SFAS No. 149 that relate to SFAS No. 133 "Implementation Issues" that have been effective for periods that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its financial position and results of operations.

Reclassification:

Certain prior period amounts, including various revenues and expenses, have been reclassified in the Financial Statements to conform with the current period presentation. Such reclassifications include equity in income from unconsolidated investments, which previously were included in revenues.

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

Specifically with respect to post-petition financing, on May 15, 2002, the Bankruptcy Court entered a final order authorizing the Debtors to enter into a debtor in possession financing facility, as amended, (the "DIP Credit Facility") with the lenders (the "DIP Lenders") who had participated in the Company's Revolving Credit and Participation Agreement, dated as of March 14, 2001(the "Master Credit Facility"), which is secured by all of the Company's domestic assets not subject to liens of others and generally 65% of the stock of certain of its foreign subsidiaries. On July 26, 2002, the Bankruptcy Court issued a memorandum decision overruling certain objections by holders of minority interests in two limited partnerships who disputed the inclusion of their limited partnerships in the DIP Credit Facility. The Bankruptcy Court confirmed the memorandum decision in an order dated August 2, 2002, although one of the objectors appealed the order. The Debtors and the objector filing the appeal have reached agreement under which the appeal has been stayed.

Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed unless the stay is lifted by the Bankruptcy Court. The obligations of, and the ultimate payments by the Debtors under pre-petition commitments may be substantially altered. This could result in claims being liquidated in the Chapter 11 Cases at less than their face value. However, as authorized by the Bankruptcy Court, debt service has continued to be paid on the Company's project debt.

In addition, as debtors in possession, the Debtors have the right, subject to the Bankruptcy Court's and the DIP Lenders' approval, to assume or reject executory contracts-which generally means a contract under which there are outstanding obligations among the parties thereto- and unexpired leases. In this context, "assume" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "reject" means that the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a potential claim for damages for the resulting breach thereof. In general, damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a pre-petition basis. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which they will assume or reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases or the cost of curing existing defaults for any assumed contracts. (See below for a description of waste-to-energy projects in respect to which contracts or leases may be rejected if planned restructurings are not achieved). Based on a preliminary review of claims filed to date, the amount of the claims filed or to be filed by the creditors, either in respect of purported rejection damages or cure costs under the applicable provision of the Bankruptcy Code appear to be significantly higher than the amount of the liabilities recorded by the Debtors. The Debtors intend to contest claims to the extent they exceed the amounts the Debtors believe are due.

As a condition to contract assumption, the Company must be in current compliance with all of its obligations under the assumed contract. With respect to certain of the Company's energy projects, claims relating to pre-petition obligations have been asserted by counter-parties to the contracts the Company wishes to assume. In some instances, the Company believes these claims are overstated. Prior to emergence from Chapter 11, such claims will be resolved either by negotiation or court proceedings. There can be no assurance that the matters referred to in this paragraph can be resolved. If they cannot, the Company may then reject such contracts.

The rights of Covanta's creditors will be determined as part of the Chapter 11 process. Existing common equity and preferred shareholders are not expected to participate in the new capital structure or realize any value.

Developments in Project Restructurings:

A public authority in Onondaga County, New York (the "Agency") and the Company have several commercial disputes between them. Among these disputes is a January 16, 2002 demand by the Agency to provide credit enhancement required by a service agreement between the Agency and the Company in the form of a $50 million letter of credit or a guarantee following credit rating downgrades of the Company's unsecured corporate debt. On February 22, 2002, the Agency issued a notice purporting to terminate its contract with the Company effective May 30, 2002 if such credit enhancement was not provided and also demanded an immediate payment of $2 million under the terms of the agreement. The Company commenced a lawsuit in New York State court with respect to such disputes as well as the Agency's right to terminate the service agreement.

As previously reported, following the commencement of the Chapter 11 Cases, the Agency sought in New York state court a declatory judgment confirming its purported termination while the Company asserted that the automatic stay applied to the litigation. Ultimately, the Bankruptcy Court issued an order declaring that the Agency's post-petition prosecution of the state court lawsuit violated the automatic stay imposed pursuant to the Bankruptcy Code and preliminarily enjoined and restrained further prosecution of the lawsuit against the Company. The Agency has appealed the Bankruptcy Court's order and filed a motion in Bankruptcy Court seeking to lift the automatic stay.

In the meantime, the parties, together with the principal bondholder of the Agency's bonds and the limited partners in the Company's operating subsidiary (which is a limited partnership controlled by the subsidiaries of the Company) have reached a tentative agreement to settle the litigation and restructure the commercial agreements and debt related to the project. The restructuring, which is subject to definitive documentation and DIP Lender and Bankruptcy Court approval, reduces the Agency annual debt service and operating fee payable to the Company's operating subsidiary. If the Agency's revenues are insufficient to pay debt service on all project bonds prior to their maturity in 2015, then one series of bonds is expected to be repaid after 2015, if project revenues then are sufficient. Any debt to be repaid after 2015 will continue to be secured by a mortgage on the project. The operating fee reductions will reduce the cash flow that otherwise would be distributed to the limited partners. Both the bondholders of the debt that may be deferred and the limited partners have agreed to rely upon available project revenues after 2015 (when the service agreement with the Agency expires) for repayment.

The Company's operating subsidiary will continue to operate the project and will realize less value from the project than it would otherwise have realized after 2015 until any deferred debt and amounts owed to the limited partners are repaid. In addition, the Company's obligation to provide credit support will be eliminated and its contingent liability if the contract were to be terminated for its default will be materially reduced. If this tentative agreement can be documented and all other approvals obtained before the end of August 2003, the Company intends to seek Bankruptcy Court approval and close the transaction shortly thereafter. If the settlement and restructuring is not consummated, and if thereafter the outcome of this matter is determined adversely to the Company, the contract could be terminated and the operating subsidiary and the Company, as guarantor, could incur substantial pre-petition termination obligations and the Company's operating subsidiary could lose its ownership interest in, and its rights to operate, the project. In addition, the Company could incur substantial pre-petition obligations to the limited partners in the project. If the restructuring occurs as contemplated above, there will be no material adverse effect to the Company.

The Company's waste-to-energy project in Warren County, New Jersey provides service under a contract with the Warren County Pollution Control Authority (the "Authority"). Since the mid-1990s, the Authority has been unable to generate sufficient revenues from waste tipping fees and electricity sales to pay all amounts owed to the Company and to project bondholders. The State of New Jersey has paid all project debt service since late 1999, while the parties have attempted to restructure the project's commercial and debt arrangements, together with the Municipal Bond Insurance Association, which insures the project bonds. The parties have reached a tentative agreement on such a restructuring. The restructuring would extend the Company's operating contract with the Authority, and reduce its contingent liability if the contract were terminated due to the Company's default. The restructuring would transfer title to the project to the Authority, thereby providing it with control over its residual value after the contract with the Company expires. The restructuring is subject to numerous approvals, including the Company's DIP Lenders, the Bankruptcy Court, and the commitment of the State of New Jersey to continue paying periodic debt service on project bonds until they mature in 2007. If the restructuring is not consummated, the operating contract could be terminated and the operating subsidiary and the Company, as guarantor, could incur substantial pre-petition termination obligations. In addition, the Company's operating subsidiary could lose its ownership interest in, and its rights to operate the project. If the restructuring occurs as contemplated above, it will result in a reorganization expense of $33.4 million and a tax charge of $15.9 million.

The Company is engaged in discussions with other interested parties to restructure the waste-to-energy project located in the City of Tulsa, Oklahoma. Such a restructuring would require approval of the Bankruptcy Court.

In the case of the Company's Lake County, Florida waste-to-energy project, the Company has filed motions with the Bankruptcy Court to approve the assumption of the service contract for that project. The Company expects that Lake County will object to assumption on the basis that the service contract is void. The Bankruptcy Court has yet to rule on the motion.

There can be no assurance that the outcome of the Company's efforts in this regard will result in a final agreement on restructuring any of these four projects.

The Town of Babylon, New York (the "Town") has filed a claim against the Company for approximately $13.4 million in pre-petition damages and in excess of $5.5 million in post petition damages, alleging that the Company has accepted less waste than required under the service agreement between the Town and the Company and seeking recovery of certain costs incurred by the Town as a result of the Company's Chapter 11 proceedings. The parties and the Bankruptcy Court have agreed to a procedure whereby all disputes between the parties would be arbitrated before the Bankruptcy Court which would finally decide the matter. The Company believes that it is in full compliance with the express requirements of the contract and was entitled to adjust the amount of waste it is required to accept to reflect the energy content of the waste delivered. It therefore believes it has valid defenses to the Town's claims.

If the Company were unable to restructure any of its Onondaga, Warren, Tulsa or Lake County projects, or were the Babylon claim to be resolved in favor of the Town, it is possible that the Company would be forced to reject the related executory contracts, thereby creating potentially substantial termination liabilities. Because the Company is unable to predict the probability of successful restructuring, it cannot estimate the likelihood that such liabilities will be incurred and therefore the impact the restructuring process will have on the Company's assets. Were these liabilities to be incurred, they would be treated as unsecured, general pre-petition claims in the bankruptcy proceeding.

The contracts for each of these five projects provide different measures of damages for their breach and the amount of damages that would be incurred under each is difficult to estimate because it would be based on choices of remedies made by the respective counter-parties and the Company's success in asserting offsets for some of these damages. However, if the contract for one of these projects were rejected, the claim could be $35 million or more, and if all were rejected, the rejection claims could exceed $400 million.

In addition, depending upon which projects were unable to be restructured and the Company's overall tax position upon emergence from the bankruptcy proceeding, the Company could incur substantial federal and state tax liabilities, based on the difference between the unsatisfied debt obligations on these facilities and the tax basis of these facilities. Such taxes may be priority administrative bankruptcy claims in the bankruptcy proceedings. Lastly, the Company could lose its ownership interest in these project assets. At June 30, 2003, these five projects had a net book value of approximately $70.7 million.

The Company's agreement with a client in Montgomery County, Maryland ("the County") provides that as a result of the credit rating downgrades of the Company's unsecured corporate debt, the Company was obligated to provide a $50 million letter of credit by January 31, 2003, and failing that, the County could elect to terminate the agreement or receive a $1 million reduction in its annual service fee. At the current time, the Chapter 11 proceedings stay the County's ability to terminate. Since February 1, 2003, the County has reduced its monthly service fee by one-twelfth of the $1 million annual reduction. Regardless of the stay, the Company asserts that this is a one time option and the County's decision to reduce payments constitutes an exercise of that option. The County maintains that it has a continuous right to rescind the fee reduction and elect termination. It is likely this matter will be resolved as part of the Chapter 11 proceedings and at the time of emergence from bankruptcy the Company will either prevail on its position, provide the letter of credit, negotiate other terms with the County or the agreement will be terminated.

Hennepin County, Minnesota and the Company have restructured the Hennepin County waste-to-energy project in connection with the purchase by Hennepin County of the facility from its prior owner, General Electric Capital Corporation ("GECC"), which leased the facility to the Company. Under the new project structure, the Company will continue to operate the facility until 2018 for a fee, but will be released from all obligations relating to the lease, including obligations to provide letters of credit to secure deferred lease rent. The Company and Hennepin County have entered into a new operating contract under which the Company will provide Hennepin County a monthly credit against its operating fee owed to the Company's operating subsidiary. The credits will continue through 2018. Hennepin County's right to receive future monthly credits will be secured by a new letter of credit for the benefit of Hennepin County. The new letter of credit will initially be in the same stated amount as the prior letter of credit held by GECC, approximately $25 million, but will decrease monthly as credits are applied, and be reset to $17 million at the effective date of the Company's plan of reorganization. After such effective date, the letter of credit will remain at $17 million until 2010, and thereafter decrease by $2.5 million annually until 2016, when the requirement terminates. The Company's operating subsidiary also has agreed to provide Hennepin County, on the effective date of the Company's plan of reorganization, a security interest in its on-site inventory and equipment. Lastly, the Company's operating subsidiary has assigned its interest in the electricity sales contract for the project. This assignment does not affect the share of electricity revenues to which the Company's operating subsidiary is entitled. The transactions have been approved by the Bankruptcy Court, FERC has approved the assignment of the electricity sales agreement, and the new agreements are in effect. The restructuring occurred on July 8, 2003 and will result in a reorganization expense of $12.0 million and a tax charge of $5.7 million in the third quarter of 2003.

Developments in Plan of Reorganization:

The United States Trustee for the Southern District of New York has appointed an Official Committee of Unsecured Creditors in accordance with the applicable provisions of the Bankruptcy Code.

The Bankruptcy Code provides that the Debtors have exclusive periods during which they may file a plan of reorganization and solicit acceptances thereof. The Debtors have requested and obtained extensions of the exclusivity periods and have requested that the Bankruptcy Court extend such exclusivity period further. The exclusive period to file a plan currently expires on August 14, 2003 and the Debtors have requested an extension of such exclusive period to November 21, 2003. Although there can be no assurances that such extension will be obtained, the Company expects exclusivity to be extended to November 21, 2003 despite the filing of objections by an informal committee of holders of the Company's 9.25% Debentures and by an individual creditor with a purported secured claim.

If the Debtors fail to file a plan of reorganization during the exclusivity period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such a plan from the requisite number and amount of classes of interested parties voting on the plan before the expiration of the applicable period or if any party in interest successfully moves for the termination of exclusivity, any party in interest may file a plan of reorganization.

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

The Company has not yet filed a plan of reorganization setting forth its proposal for emergence from Chapter 11. The Company is reviewing with its secured and unsecured creditors possible capital and debt structures for the reorganized company. As part of this review, the Company, pursuant to an order of the Bankruptcy Court dated July 1, 2003, entered into an agreement with a trust company to provide certain evaluation services in connection with a possible plan of reorganization involving an employee stock ownership plan. However, the Company has made no decision to file such a plan of reorganization and, accordingly, the Company may pursue other capital and debt structures. Regardless of the exact structure, the Company currently believes that the restructured entity will likely focus on the U.S. energy and water markets, predominately the waste-to-energy market.

In addition, in order to enhance the value of the Company's core energy business, on September 23, 2002, management announced a reduction in non-plant personnel, closure of satellite development offices and a reduction in all other costs not directly related to maintaining operations at their current levels. As part of the reduction in force, waste-to-energy, water and domestic independent power headquarters management were combined and numerous other structural changes were instituted in order to improve management efficiency. During the Chapter 11 Cases, the Debtors may, subject to any necessary Bankruptcy Court and lender approvals, sell assets and settle liabilities for amounts other than those reflected in the Financial Statements. The Debtors are in the process of reviewing their operations, determining those assets for disposition and identifying potential purchasers.

The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

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

On January 9, 2003, the Team filed for protection with the Ontario Superior Court of Justice (the "Canadian Court") and was granted protection under Canada's Companies' Creditors Arrangement Act ("CCAA"). PricewaterhouseCoopers Inc. was appointed as monitor under the CCAA insolvency proceedings and is supervising endeavors to sell the Team's franchise under the direction of the Canadian Court. On April 25, 2003, the monitor entered into an asset purchase agreement with Capital Sports & Entertainment Inc. ("CSE") pursuant to which CSE agreed to purchase the Team's franchise and certain related assets. The Canadian Court approved the asset purchase agreement on May 9, 2003. The asset purchase agreement is conditional on the consummation of a transaction to purchase the Centre. On May 27, 2003, upon a motion by Covanta as senior secured creditor to Palladium Corporation ("Palladium"), the Canadian Court appointed Ernst & Young Inc. as interim receiver of Palladium, the owner of the Centre. On June 4, 2003, the interim receiver entered into an asset purchase agreement with Capital Sports Properties Inc. ("CSP"), an affiliate of CSE, pursuant to which CSP agreed to purchase the Centre and certain related assets. The Canadian Court approved the asset purchase agreement on June 20, 2003. The asset purchase agreement is conditional on a number of items, including evidence of approval of Covanta's debtor-in-possession lenders. The transactions are expected to close in the third quarter of 2003.

The Company is in the process of reconciling recorded pre-petition liabilities with claims filed by creditors with the Bankruptcy Court. The Company recently began this process and has not yet determined all of the necessary reorganization adjustments, if any. Based on claims received to date, the amount of the claims filed or to be filed by the creditors will be significantly higher than the amount of the liabilities recorded by the Debtors. The Debtors intend to contest claims to the extent they exceed the amounts the Debtors believe may be due.

In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred during the six and three month periods ended June 30, 2003 (in thousands of dollars):

                                           For the Six Months Ended      For the Three Months Ended

Legal and professional fees                         $ 19,304                        $ 9,064
Severance, retention and office closure costs          2,235                          1,122
Bank fees related to DIP Credit Facility               1,079                            238
Other                                                  3,300
                                                   ---------                    -----------
Total                                                $25,918                        $10,424
                                                   =========                    ===========

Other consists of a $3.3 million accrual for disputes related to royalty payments.

Also in accordance with SOP 90-7, interest expense of $0.2 and $0.5 million for the three and six month periods ended June 30, 2003, respectively, has not been recognized on approximately $10.2 million of other unsecured debt due to the sellers of certain independent power projects because the Company currently believes this interest will not ultimately be paid.

Pursuant to SOP 90-7, the Company has segregated and classified certain pre-petition obligations as Liabilities subject to compromise. Liabilities subject to compromise have been recorded at the likely allowed claim amount. The following table sets forth the estimated liabilities of the Company subject to compromise at June 30, 2003 (in thousands of dollars):

Debt                                                         $138,908
Debt under credit arrangement                                 144,690
Accounts payable                                               54,953
Other liabilities                                             218,494
Obligations related to the Centre and the Team                128,500
Obligations related to Arrowhead Pond                         105,163
Convertible Subordinated Debentures                           148,650
                                                             --------
Total                                                        $939,358
                                                             ========

As required by SOP 90-7, below are the condensed combined financial statements of the Debtors since the date of the bankruptcy filing (the "Debtors' Statements"). The Debtors' Statements have been prepared on the same basis as the Company's Financial Statements.

              DEBTORS' CONDENSED COMBINED STATEMENTS OF OPERATIONS
                            (In Thousands of Dollars)

                                                          For the Three  For the Three     For the Six
                                                          Months Ended    Months Ended    Months Ended
                                                          June 30, 2003  June 30, 2002    June 30, 2003

Total revenues                                               $153,687        $155,095        $292,170
Operating costs and expenses                                  112,895         125,728         219,184
Cost allocation from non-Debtor subsidiaries                   (1,532)          7,911            (275)
Write down of assets held for use                                              22,195
Write down of and obligations related to assets held
   for sale                                                                    40,000
Equity in earnings of non-Debtor Subsidiaries (net
   of tax benefit (expense) of $683, ($2,542) and ($6,280)      2,956         (81,005)         (6,528)
                                                             --------       ---------         --------
Operating income (loss)                                        45,280        (121,744)          66,733
Reorganization items                                          (10,424)        (15,966)         (25,918)
Interest expense, net                                          (9,298)         (8,429)         (19,298)
                                                             --------       ---------         --------
Income (loss) before income taxes (excluding taxes
   applicable to non-Debtor subsidiaries),
   cumulative effect of change in accounting
   principle and minority interests                            25,558        (146,139)         21,517
Income tax (expense) benefit                                  (13,328)          5,824         (16,010)
Minority interests                                              (740)          (1,252)         (1,484)
Cumulative effect of change in accounting principle
   (net of tax benefit of $1,364)                                                              (2,063)
                                                             --------      ----------        --------
Net income (loss)                                            $ 11,490      $ (141,567)       $  1,960
                                                             ========      ==========        ========

                   DEBTORS' CONDENSED COMBINED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      June 30, 2003      December 31, 2002
Assets:
Current assets                                         $   393,021          $   414,907
Property, plant and equipment-net                        1,191,128            1,173,222
Investments in and advances to investees
   and joint ventures                                        3,815                3,815
Other assets                                               370,616              358,753
Investments in and advances to non-Debtor
   subsidiaries, net                                       192,918               84,678
                                                       -----------          -----------

Total Assets                                           $ 2,151,498          $ 2,035,375
                                                       ===========          ===========

Liabilities:
Current liabilities                                     $  182,758          $   161,908
Long-term debt                                              31,708               34,969
Project debt                                               896,993              931,568
Deferred income taxes                                      191,456              136,498
Other liabilities                                           74,797               49,474
Liabilities subject to compromise                          939,358              892,012
Minority interests                                           2,742                1,259
                                                       -----------          -----------

Total liabilities                                        2,319,812            2,207,688

Shareholders' Deficit                                     (168,314)            (172,313)
                                                       -----------          -----------

Total Liabilities and Shareholders' Deficit            $ 2,151,498          $ 2,035,375
                                                       ===========          ===========

              DEBTORS' CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                       For the six Months ended      For the Period April 1, 2002
                                                             June 30, 2003               through June 30, 2002

Net cash provided by operating activities                      $  32,539                      $ 15,553

Net cash used in investing activities                             (6,690)                       (6,779)

Net cash used in financing activities                            (37,822)                       (9,788)
                                                                ---------                     ---------

Net decrease in Cash and Cash Equivalents                        (11,973)                       (1,014)

Cash and Cash Equivalents at Beginning of Period                  80,813                        65,791
                                                                ---------                     ---------

Cash and Cash Equivalents at End of Period                      $ 68,840                      $ 64,777
                                                                =========                     =========

The Debtors' Statements present the non-Debtor subsidiaries on the equity method. Under this method, the net investments in, and advances to, non-Debtor subsidiaries are recorded at cost and adjusted for the Debtors' share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The Debtors' Statements also include an allocation of $(0.3) million and $7.4 million for the six month period ended June 30, 2003 and the period from April 1, 2002 through December 31, 2002, respectively, of costs incurred by the non-Debtor subsidiaries that provide significant support to the Debtors, offset by costs incurred by the Debtor subsidiaries that provide significant support to the non-debtors. All of the assets and liabilities of the Debtors and non-Debtors are subject to revaluation upon emergence from bankruptcy.

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

Revenues and loss from discontinued operations for the six months ended June 30, 2002 are as follows (expressed in thousands of dollars):


Revenues                                $  10,963
                                        =========
Loss on disposal of businesses          $ (17,110)
Operating loss                               (987)
Interest expense - net                         33
                                        ---------
Loss before income taxes
   and minority interests                 (18,064)
Income tax benefit                            (15)
Minority interests                            213
                                        ---------
Loss from discontinued operations       $ (17,866)
                                        =========

Earnings (Loss) Per Share:

                                                            For the Three Months Ended June 30,
                                                       2003                                    2002
                                     ---------------------------------------------------------------------------
                                                    (In Thousands of Dollars, Except Per Share Amounts)
                                        Income        Shares      Per share      Loss          Shares      Per share
                                      (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)    Amount
                                      -----------  -------------   ------     -----------  -------------    ------

Basic Earnings (Loss)
Per Share:
Income (loss) from continuing
    operations                         $ 11,490                                 $ (141,567)
Less: Preferred stock
    dividend                           --------                                 ----------
Income (loss) to common stockholders   $ 11,490        49,818       $ 0.23      $ (141,567)    49,799     $ (2.84)
                                       ========        ======       ======      ==========     ======     ========


Effect of Dilutive Securities:
    Stock options                                         (A)                                    (A)
    Restricted stock                                        6                                    (A)
    Convertible preferred stock                           198                                    (A)
    6% convertible debentures                                                                    (A)
    5 3/4% convertible debentures                                                                (A)
                                                        -----                                  ------
Diluted Earnings (Loss)
Per Share:
Income (loss) to common stockholders   $ 11,490        50,022       $ 0.23     $ (141,567)     49,799     $ (2.84)
                                       ========        ======       ======      ==========     ======     ========


                                                           For the Six Months Ended June 30,
                                                     2003                                    2002
                                      ----------------------------------------------------------------------------
                                                    (In Thousands of Dollars, Except Per Share Amounts)
                                        Income        Shares      Per share      Loss          Shares      Per share
                                      (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)     Amount
                                      -----------  -------------   ------     -----------  -------------     ------

Diluted Earnings (Loss)
Per Share:
Income (loss) from continuing
    operations                           $ 10,498                              $(174,653)
Less: Preferred stock
    dividend                                                                           16
                                         --------                             -----------
Income (loss) to common stockholders     $ 10,498        49,816      $  0.21  $ (174,669)         49,786  $ (3.51)
                                         ========        ======      =======  ===========         ======  ========

Loss from discontinued operations                                              $ (17,866)         49,786  $ (0.36)
                                                                               ==========         ======  ========

Cumulative effect of change in
     accounting principles               $ (8,538)       49,816     $ (0.17)    $ (7,842)         49,786  $ (0.16)
                                        =========        ======     ========    =========         ======  ========


Effect of Dilutive Securities:
    Stock options                                           (A)                                      (A)
    Restricted stock                                          3                                      (A)
    Convertible preferred stock                              99                                      (A)
    6% convertible debentures                                                                        (A)
    5 3/4% convertible debentures                                                                    (A)
                                                         ------                                   ------

Diluted Earnings (Loss)
Per Share:
Income (loss) to common stockholders     $ 10,498        49,918      $  0.21  $ (174,669)         49,786  $ (3.51)
                                         ========        ======      =======  ===========         ======  ========

Loss from discontinued operations                                              $ (17,866)         49,786  $ (0.36)
                                                                               ==========         ======  ========
Cumulative effect of change in
    accounting principles               $ (8,538)        49,918     $ (0.17)    $ (7,842)         49,786  $ (0.16)
                                        =========        ======     ========    =========         ======  ========


(A) Antidilutive

Basic earnings per common share was computed by dividing net income (loss), reduced by preferred stock dividends, by the weighted average of the number of shares of common stock outstanding during each period.

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

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was 3,043,000 and 3,177,000 for the three and six month periods ended June 30, 2003 and 3,653,000 and 3,729,000 for the three and six months ended June 30, 2002, respectively. Shares of common stock to be issued, assuming conversion of convertible preferred stock, the 6% convertible debentures, the 5 3/4% convertible debentures, stock options and unvested restricted stock issued to employees and directors were not included in computation of diluted earnings per share if to do so would have been antidilutive.

The common stock excluded from the calculation were zero in the second quarter of 2003 and 1,458,000 in the second quarter of 2002 for the 6% convertible debentures; zero in the second quarter of 2003 and 1,524,000 in the second quarter of 2002 for the 5 3/4% convertible debentures; zero in the second quarter of 2003 and the second quarter of 2002, respectively for stock options, zero and 198,000 in the second quarter of 2003 and the second quarter of 2002, respectively for convertible preferred stock; and zero and 29,000 in the second quarter of 2003 and the second quarter of 2002 for unvested restricted stock issued to employees.

The common stock excluded from the calculation were zero for the six months ended June 30,2003 and 2,175,000 for the six months ended June 30,2002 for the 6% convertible debentures; zero for the six months ended June 30,2003 and 1,524,000 for the six months ended June 30,2002 for the 5 3/4% convertible debentures; zero for the six months ended June 30,2003 and the second quarter ended June 30,2002, respectively for stock options, 99,000 and 198,000 for the six months ended June 30,2003 and the second quarter ended June 30,2002, respectively for convertible preferred stock; and 3,000 and 43,000 for the six months ended June 30,2003 and the second quarter ended June 30,2002 for unvested restricted stock issued to employees.

Special Charges:

The following is a summary of costs and related payments made during the three and six months ended June 30, 2003 (expressed in thousands of dollars):

                                          Balance     Balance
                                          Sheet at  Charges for     Amounts        Sheet at
                                          December  Continuing      Paid In          June
                                          31, 2002  Operations       2003          30, 2003
                                        ---------------------------------------------------
2003
Severance for approximately                 $1,600                   $ (325)        $1,275
   216 New York city employees
Severance for approximately
   80 Energy employees                       2,500                     (113)         2,387
Severance for approximately
   71 Employees terminated post petition     4,350                   (1,443)         2,907
Key employee retention plan                    700      $1,200                       1,900
Contract termination settlement                400                                     400
Bank fees                                   34,000                                  34,000
Office closure costs                         1,200                                   1,200
                                           -------      ------      --------       -------

Total                                      $44,750      $1,200      $(1,881)       $44,069
                                           =======      ======      ========       =======

                                          Balance     Balance
                                          Sheet at  Charges for    Amounts         Sheet at
                                            March   Continuing      Paid In          June
                                          31, 2003  Operations       2003          30, 2003
                                        ---------------------------------------------------
2003
Severance for approximately                 $1,585                   $ (310)        $1,275
   216 New York city employees
Severance for approximately
   80 Energy employees                       2,452                      (65)         2,387
Severance for approximately
   71 Employees terminated post petition     3,313                     (406)         2,907
Key employee retention plan                  1,300        $600                       1,900
Contract termination settlement                400                                     400
Bank fees                                   34,000                                  34,000
Office closure costs                         1,200                                   1,200
                                           -------      ------      --------       -------

Total                                      $44,250        $600       $ (781)       $44,069
                                           =======      ======      ========       =======

Restatement of Quarterly Results of Operations for 2002

Subsequent to the issuance of the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, it was determined that the results of operations of two energy subsidiaries in Thailand that were disposed of in March 2002 should have been classified in discontinued operations under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The results of operations of these subsidiaries had previously been disclosed and reported in continuing operations in the Company's 2002 interim unaudited condensed consolidated financial statements. As a result, the Company's condensed consolidated financial information for the six months ended June 30, 2002 has been restated from the amounts previously reported to present the results of operations of the energy subsidiaries in Thailand in discontinued operations. These changes had no effect on the Company's reported 2002 quarterly net losses or financial position.

The following table summarizes the results of operations, including the effect of the restatement of the six months ended June 30, 2002 (In thousands of dollars, except per-share amounts):


  Six Months Ended                        June 30, 2002
  ----------------------------------------------------------
                                   As Previously
                                      Reported  As Restated
                                      --------  -----------
  Total revenues from continuing
      operations                      $470,663     $459,700
                                    ----------     --------
  Loss from continuing operations    ($192,519)   ($174,653)
                                    ----------    ----------
  Loss from discontinued operations                 (17,866)
  Cumulative effect of change
      in accounting principle           (7,842)      (7,842)
                                    ----------    ---------
  Net loss                           ($200,361)   ($200,361)
                                    ==========    ==========
  Basic loss per common share:
  Loss from continuing operations       $(3.87)      $(3.51)
  Loss from discontinued operations                   (0.36)
  Cumulative effect of change
       in accounting principle          $(0.16)       (0.16)
                                    ==========    ----------
  Total                                 $(4.03)      ($4.03)
                                    ==========    ==========
  Diluted loss per common share:
  Loss from continuing operations       $(3.87)      $(3.51)
  Loss from discontinued operations                  $(0.36)
  Cumulative effect of change
     in accounting principle             (0.16)       (0.16)
                                    ----------    ---------
  Total                                $ (4.03)      $(4.03)
                                    ==========    =========

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

Segment Data

The Company's reportable segments are: Domestic energy and water, International energy and Other. The segment information for the prior year has been restated to conform with the current segments.

Covanta's two energy segments develop, operate and in some cases own, domestic and international energy generating facilities that utilize a variety of fuels, as well as water and wastewater facilities that will serve communities on a long-term basis. The Other segment is primarily comprised of non-energy businesses of the Company.

Revenues and income (loss) from continuing operations by segment for the six and three month periods ended June 30, 2003 and 2002 (expressed in thousands of dollars) were as follows:

                                                                   Six Months Ended         Three Months Ended
                                                                       June 30,                  June 30,
                                                                  2003         2002         2003          2002
--------------------------------------------------------------------------------------------------------------------

Revenues:
Domestic energy and water                                      $  367,383   $  355,356   $  192,100    $  185,873
International energy                                               88,594       91,517       44,822        49,246
Other                                                               2,390       12,827        1,207         3,058
                                                               ----------   ----------   ----------    ----------

Total revenue                                                     458,367      459,700      238,129       238,177
                                                               ----------   ----------   ----------    ----------
Income (loss) from operations:
Domestic energy and water                                          86,656       72,705       54,158        40,384
International energy                                               18,790       13,187        8,259         9,964
Other                                                               (572)     (28,787)          (4)       (5,989)
Write down of assets held for use or sale:
   Domestic energy and water                                                  (22,195)                   (22,195)
   International energy                                                       (78,452)                   (78,452)
   Other                                                                      (40,000)                   (40,000)
Corporate unallocated income
   and expenses-net                                              (28,381)     (52,116)     (15,254)      (12,029)
                                                               ----------   ----------   ----------    ----------
Operating income (loss)                                            76,493    (135,658)       47,159     (108,317)

Interest expense - net                                           (21,327)     (22,664)     (10,312)      (10,881)
Reorganization items                                             (25,918)     (15,966)     (10,424)      (15,966)
                                                               ----------    ---------   ----------    ----------

Income (loss) from continuing operations before income taxes, minority interests, discontinued operations and the
cumulative effect of change in accounting principle            $   29,248   $ (174,288)  $   26,423    $(135,164)
                                                               ==========   ==========   ==========    ==========


Summarized Unaudited Financial Information of Investments in and Advances to Investees and Joint Ventures

The following disclosure of unaudited results of operations and financial position are presented as required by the SEC's rules pursuant to Regulation S-X Rule 4-08(g) and 3-09 (expressed in thousands of dollars):

                                                                          Mammoth
                                                                          Pacific         Haripur Barge
                                                      Quezon Power        Plant              Plant
                                                   (The Philippines)   (United States)    (Bangladesh)
                                                   -----------------   ---------------    ------------

Condensed Statements of Operations
for the three months ended June 30, 2003:
Revenues                                                $ 53,054           $ 4,005           $ 8,644
Gross profit                                              28,750               723             4,736
Net income                                                18,646               738             1,863
Company's share of net income                              4,871               369               840

Condensed Statements of Operations
for the three months ended June 30, 2002:
Revenues                                                 $48,348            $3,576            $8,665
Gross profit                                              24,848               443             4,869
Net income                                                14,205               707             1,644
Company's share of net income                              3,711               353               741

Condensed Statements of Operations
for the six months ended June 30, 2003:
Revenues                                                $ 98,711           $ 7,972          $ 16,653
Gross profit                                              50,835             1,821             9,704
Net income (loss)                                         30,818              (260)            3,651
Company's share of net income (loss)                       8,051              (130)            1,647

Condensed Statements of Operations
for the six months ended June 30, 2002:
Revenues                                               $  94,260           $ 6,052          $ 16,619
Gross profit                                              42,691               372             9,663
Net income                                                23,398               960             3,296
Company's share of net income                              6,113               480             1,486

                                                                          Mammoth
                                                                          Pacific         Haripur Barge
                                                      Quezon Power        Plant              Plant
                                                   (The Philippines)   (United States)    (Bangladesh)
                                                   -----------------   ---------------    ------------

Condensed Balance Sheets at June 30, 2003:
Current assets                                         $ 140,772          $ 13,304          $ 27,054
Non-current assets                                       749,943            90,368            97,949
Total assets                                             890,715           103,672           125,003
Current liabilities                                       45,214               690            18,188
Non-current liabilities                                  538,528             2,884            67,600
Total liabilities                                        583,742             3,574            85,788

Condensed Balance Sheets at December 31, 2002:
Current assets                                         $ 115,344          $ 10,048          $ 24,065
Non-current assets                                       759,278            92,172           100,524
Total assets                                             874,622           102,220           124,589
Current liabilities                                       59,940               862            12,160
Non-current liabilities                                  538,528                              71,300
Total liabilities                                        598,468               862            83,460


The Company's share of the net assets shown above is less than five percent of the Company's consolidated net assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Forward Looking Statements:

This report may contain forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies and statements that contain such words as "expects," "anticipates," "intends," "believes" or similar language. Such forward-looking statements are inherently uncertain, and actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward-looking statements. The Company cautions investors that its business and financial performance are subject to very substantial risks and uncertainties. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings with the SEC and, more generally, general economic conditions, including changes in interest rates and the performance of the financial markets; changes in domestic and foreign laws, regulations and taxes; changes in competition and pricing environments; and regional or general changes in asset valuations.

Results of Operations:

The following discussion should be read in conjunction with the Financial Statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report.

Quarter Ended June 30, 2003 vs. Quarter Ended June 30, 2002

Consolidated Results

Service revenues for the second quarter of 2003 were $139.1 million, an increase of $6.5 million compared to $132.6 million in the second quarter of 2002. The increase was primarily due to a $8.4 million increase in Domestic energy and water segment service revenue primarily related to increased waste tonnage processed, service fee escalations and higher energy prices at several energy facilities partially offset by a $3.0 million decrease in Other segment service revenues related to the wind-down and sale of non-energy businesses.

Electricity and steam sales for the second quarter of 2003 were comparable to the second quarter of 2002.

Construction revenues for the second quarter of 2003 were $3.7 million, a decrease of $6.4 million compared to $10.1 million in the second quarter of 2002 primarily due to the Company's substantial completion of construction of the desalination project in Tampa, Florida.

Other revenues-net for the second quarter of 2003 were comparable to the second quarter of 2002.

Plant operating expenses for the second quarter of 2003 were comparable to the second quarter of 2002.

Construction costs for the second quarter of 2003 were $3.5 million, a decrease of $5.2 million compared to $8.7 million in the second quarter of 2002. The decrease is primarily due to the Company's substantial completion of construction of the desalination project in Tampa, Florida. At June 30, 2003, $2.4 million of additional costs were accrued for work required by a resolution of issues raised by the client as to the final acceptance standards for the project. The Company believes that the project had met acceptance standards without this additional work with construction revenues approximately matching construction costs. It also believes that the issues raised by the client reflect the client's concern about the Company's bankruptcy proceedings. Nevertheless, the Company determined to accommodate the client's concerns in order to promptly resolve the matter. At June 30, 2003, $2.4 million of previously accrued costs related to domestic waste-to-energy projects under the Clean Air Act Amendments of 1990 were reversed following formal acceptance, review or closure of the projects.

Debt service charges for the second quarter of 2003 were $20.3 million, a decrease of $2.1 million compared to $22.4 million in the second quarter of 2002. The decrease is primarily the result of a reduction in project debt and a decrease in variable interest rates.

Depreciation and amortization for the second quarter of 2003 were comparable to the same period in 2002.

Other operating costs and expenses were $0.9 million for the second quarter of 2003, a decrease of $3.4 million compared to $4.3 million in the second quarter of 2002 primarily due to the wind-down of many non-energy businesses.

Selling, administrative and general expenses for the second quarter of 2003 were $10.2 million, a decrease of $2.3 million compared to $12.5 million for the same period in 2002 primarily due to the reduction of new project development during 2002.

Other net expenses for the second quarter of 2003 were comparable to the same period in 2002.

The Company recorded a $100.6 million pre-tax impairment charge at June 30, 2002 related to one domestic and two international energy projects. The impairment charges were the result of an updated review under SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 144").

The Company recorded a $40.0 million pre-tax impairment charge at June 30, 2002 related to the Company's lease transaction with the Arrowhead Pond. See Note 4 in the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion.

Equity in income of investees and joint ventures for the second quarter of 2003 was $7.1 million, an increase of $2.5 million compared to $4.6 million for the same period in 2002, primarily due to an increase in profits at the Mammoth, California and Quezon energy facilities.

Interest expense-net for the second quarter of 2003 was comparable to the same period in 2002.

See Notes to the Financial Statements for a discussion of the reorganization items.

Minority interests for the second quarter of 2003 were comparable to the same period in 2002.

The effective tax rate in 2003 was 47.8% compared to 2.4% for the same period of 2002. This increase in the effective rate is primarily due to deductions and foreign losses included in the book loss in the prior year period for which certain tax benefits were not recognized compared to pre-tax earnings in the current period for which certain tax provisions were recorded.

Domestic Energy and Water Segment

Total revenues for the second quarter of 2003 for the Domestic energy and water segment were $192.1 million, an increase of $6.2 million compared to $185.9 million in the second quarter of 2002, mainly due to a $8.4 million increase in service revenue primarily related to increased waste tonnage processed, service fee escalations and higher energy prices at several energy facilities. In addition, there was a $5.5 million increase in electric and steam sales primarily related to increased electricity generation at several energy facilities and higher electric and steam rates at two other plants. These increases were offset by a reduction in construction revenue of $7.6 million primarily attributable to the Company's substantial completion of construction of the desalination project in Tampa, Florida.

Income from operations for the second quarter of 2003 for the Domestic energy and water segment was $54.2 million, an increase of $36.0 million compared to $18.2 for the second quarter of 2002 primarily due to the $6.2 million increase in revenue discussed above and a decrease in total costs and expenses of $27.3 million. The decrease in total costs and expenses is composed primarily of a $6.3 million decrease in construction expenses due to the Company's substantial completion of construction of the desalination project in Tampa, Florida and a $22.2 million pre-tax impairment charge at June 30, 2002 related to the Company's energy project in Tulsa, Oklahoma.

International Energy Segment

Total revenues for the second quarter of 2003 for the International energy segment were $44.8 million, a decrease of $4.4 million compared to $49.2 million in the second quarter of 2002, primarily due to a $4.1 million decrease in electricity sales at the two plants in India combined with a reduction in electricity sales of $1.4 million at two of the Company's energy facilities in The Philippines as a result of rate reductions.

Income from operations for the second quarter of 2003 for the International energy segment was $8.3 million, an increase of $76.8 million compared to a loss of $68.5 million in the second quarter of 2002 primarily due to a $78.5 million pre-tax impairment charge at June 30, 2002 related to two Philippine energy projects. The decrease in revenue of $4.4 million discussed above was offset by an increase in equity earnings of $1.6 million.

Other Segment

Total revenues for the second quarter of 2003 for the Other segment were $1.2 million, a decrease of $1.8 million compared to $3.0 million in the second quarter of 2002. This decrease was due to the wind-down and sale of non-energy businesses.

Loss from operations for the second quarter of 2003 for the Other segment was less than $0.1 million, a decrease of $46.0 million compared to $45.9 million in the second quarter of 2002 primarily due to a $40.0 million pre-tax impairment charge at June 30, 2002 related to the Company's lease transaction with the Arrowhead Pond (see Note 4 in the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion,) the decrease in revenue discussed above and a similar decrease in expenses.

Six-Months Ended June 30, 2003 vs. Six-Months Ended June 30, 2002

Consolidated Results

Service revenues for the first six months of 2003 were $264.8 million, an increase of $2.4 million compared to $262.4 million in the first six months of 2002. The increase was due to a $11.6 million increase in Domestic energy and water segment service revenue primarily related to increased waste tonnage processed, service fee escalations and higher energy prices at several energy facilities offset by a $10.1 million decrease in Other segment service revenues related to the wind-down and sale of non-energy businesses.

Electricity and steam sales revenues for the first six months of 2003 were $183.9 million, an increase of $9.2 million compared to $174.7 million in the first six months of 2002. The increase was primarily due to higher electricity generation at several facilities.

Construction revenues for the first six months of 2003 were $9.7 million, a decrease of $12.8 million compared to $22.5 million in the first six months of 2002 primarily due to a $12.1 million decrease in revenue attributable to the Company's substantial completion of construction of the desalination project in Tampa, Florida.

Other revenues-net for the first six months of 2003 were comparable to the first six months of 2002.

Plant operating expenses were $278.7 million for the first six months of 2003, an increase of $13.7 million compared to $265.0 million in the first six months of 2002 primarily due to a $7.1 million increase in parts and labor related to timing and frequency of maintenance and overhaul at several domestic energy facilities. In addition plant operating expenses were reduced in the first six months of 2002 by a $4.4 million adjustment to operating accruals in 2002.

Construction costs for the first six months of 2003 were $9.1 million, a decrease of $12.2 million compared to $21.3 million in the first six months of 2002. The decrease is primarily attributable to a $12.1 million decrease due to the Company's substantial completion of construction of the desalination project in Tampa, Florida. At June 30, 2003, $2.4 million of additional costs were accrued for work required by a resolution of issues raised by the client as to the final acceptance standards for the project. The Company believes that the project had met acceptance standards without this additional work with construction revenues approximately matching construction costs. It also believes that the issues raised by the client reflect the client's concern about the Company's bankruptcy proceedings. Nevertheless, the Company determined to accommodate the client's concerns in order to promptly resolve the matter. At June 30, 2003, $2.4 million of previously accrued costs related to domestic waste-to-energy projects under the Clean Air Act Amendments of 1990 were reversed following formal acceptance, review or closure of the projects.

Debt service charges for the first six months of 2003 were $40.7 million, a decrease of $4.3 million compared to $45.0 million in the first six months of 2002. The decrease is primarily the result of a reduction in project debt and a decrease in variable interest rates.

Depreciation and amortization for the first six months of 2003 were comparable to the same period in 2002.

Other operating costs and expenses were $2.7 million for the first six months of 2003, a decrease of $13.9 million compared to $16.6 million in the first six months of 2002 primarily due to the wind-down of many non-energy businesses.

Net gain on sale of business in the first six months of 2003 of $0.4 million was related to additional proceeds received from the sale of an aviation business in France in 2000. Net loss on sale of businesses in the first six months of 2002 of $7.0 million was primarily related to a loss on the sale of an investment in an energy project in Thailand of $6.4 million in March of 2002 and a $1.7 million loss on the sale of Compania General De Sondeos in the first quarter of 2002 offset by a $1.0 million gain on the sale of the non-Port Authority aviation fueling operations.

Selling, administrative and general expenses were $20.0 million for the first six months of 2003, a decrease of $10.2 million compared to $30.2 million in the first six months of 2002 primarily due to a $3.3 million reduction in professional fees, reduced costs related to headquarter staff reductions of $3.2 million and a $2.6 million reduction in new project development expenses during 2002.

Other net expenses for the first six months of 2003 compared to the same period in 2002 decreased by $32.3 million primarily due to a reduction in fees related to the Master Credit Facility in 2002.

The Company recorded a $100.6 million pre-tax impairment charge at June 30, 2002 related to one domestic and two international energy projects. The impairment charges were the result of an updated review under SFAS No. 144.

The Company recorded a $40.0 million pre-tax impairment charge at June 30, 2002 related to the Company's lease transaction with the Arrowhead Pond. See Note 4 in the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion.

Equity in income of investees and joint ventures for the first six months of 2003 was $11.6 million, an increase of $3.2 million compared to $8.4 million for the same period in 2002, primarily due to an increase in profits at the Mammoth, California and Quezon energy facilities.

Interest expense-net for the first six months of 2003 was comparable to the same period in 2002.

See Notes to the Financial Statements for a discussion of reorganization items.

Minority interests for the first six months of 2003 were comparable to the same period in 2002.

The effective tax rate in 2003 was 47.5% compared to 2.5% for the same period of 2002. This increase in the effective rate is primarily due to deductions and foreign losses included in the book loss in the prior year period for which certain tax benefits were not recognized compared to pre-tax earnings in the current period for which certain tax provisions were recorded.

Discontinued Operations: For the six months ended June 30, 2002, the loss from discontinued operations totaled $17.9 million. The loss before income taxes and minority interests from discontinued operations was $18.1 million, due to the sale of two international energy subsidiaries. See Notes to the Financial Statements for further discussion.

The cumulative effect of a change in accounting principle of $8.5 million in the first six months of 2003 related to the January 1, 2003 adoption of SFAS No.143. The cumulative effect of a change in accounting principle of $7.8 million in the first six months of 2002 was related to the adoption of SFAS No.142. See Change in Accounting Principles in the notes to the Financial Statements for further discussion of the changes in accounting principle.

Property, plant and equipment - net decreased $24.7 million for the first six months of 2003 due mainly to depreciation expense of $40.4 million for the period offset by capital additions of $11.4 million and $3.6 related to amounts capitalized upon the adoption of SFAS No. 143.

Domestic Energy and Water Segment

Total revenues for the first six months of 2003 for the Domestic energy and water segment were $367.4 million, an increase of $12.0 million compared to $355.4 million in the first six months of 2002, mainly due to a $11.6 million increase in service revenue primarily related to increased waste tonnage processed, service fee escalations and higher energy prices at several energy facilities. In addition there was a $13.0 million increase in electricity and steam sales primarily related to increased electricity generation at several energy facilities and higher electricity and steam rates at two other plants. These increases were partially offset by a reduction in construction revenue of $12.6 million primarily attributable to the Company's substantial completion of construction of the desalination project in Tampa, Florida.

Income from operations for the first six months of 2003 for the Domestic energy and water segment was $86.6 million, an increase of $36.1 million compared to $50.5 for the first six months of 2002 primarily due to the $12.0 million increase in revenue discussed above combined with an increase in equity in income from unconsolidated investments of $1.0 million and a decrease in total costs and expenses of $22.8 million. The decrease in total costs and expenses is composed primarily of a $22.2 million pre-tax impairment charge at June 30, 2002 related to the Company's energy project in Tulsa, Oklahoma and a $11.9 million decrease in construction expenses due to the Company's substantial completion of construction of the desalination project in Tampa, Florida. These decreases are offset by a $7.1 million increase in parts and labor related to timing and frequency of maintenance and overhaul at several domestic energy facilities. In addition plant operating expenses were reduced in the first six months of 2002 by a $4.4 million adjustment to operating accruals in 2002.

International Energy Segment

Total revenues for the first six months of 2003 for the International energy segment were $88.6 million, a decrease of $2.9 million compared to $91.5 million in the first six months of 2002, primarily due to a $1.7 million decrease in electricity sales at the Company's two plants in India combined with a reduction in electric sales of $2.6 million at two of the Company's energy facilities in The Philippines as a result of rate reductions.

Income from operations for the first six months of 2003 for the International energy segment was $18.8 million, an increase of $84.0 million compared to a loss of $65.2 million in the first six months of 2002 primarily due to a $78.5 million pre-tax impairment charge at June 30, 2002 related to two Philippine energy projects. The decrease in revenue of $2.9 million discussed above was offset by a similar decrease in plant operating costs. The increase in income from operations in the first six months of 2003 was also due to a loss on the sale of an equity investment in an energy project in Thailand of $6.4 million in the first six months of 2002.

Other Segment

Total revenues for the first six months of 2003 for the Other segment were $2.4 million, a decrease of $10.4 million compared to $12.8 million in the first six months of 2002. This decrease was due to the wind-down and sale of non-energy businesses.

Loss from operations for the first six months of 2003 for the Other segment was $0.6 million, a decrease of $68.2 million compared to $68.8 million in the first six months of 2002 primarily due to a $40.0 million pre-tax impairment charge at June 30, 2002 related to the Company's lease transaction with the Arrowhead Pond (see Note 4 in the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion,) a decrease in revenue discussed above and a similar reduction in expenses.

Capital Investments and Commitments:

At June 30, 2003, capital commitments for continuing operations amounted to $7.2 million for normal replacement and growth in energy. Other capital commitments for Domestic energy and water and International energy as of June 30, 2003 amounted to approximately $25.8 million. Included in this amount are commitments to pay $5.3 million, $3.3 million and $2.0 million in 2007, 2008 and 2009, respectively, for a service contract extension at an energy facility, a commitment of $1.6 million for an energy facility project in Italy and a $6.4 million required contribution to the corporate pension plan during 2003. The Company expects these commitments to be funded through operations.

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

In addition, at June 30, 2003, excluding letters of credit and the liabilities included in the Condensed Consolidated Balance Sheet, the Company has surety bonds covering the following: performance under its Tampa Bay desalination construction contract of approximately $29.6 million, performance under its wastewater treatment operating contracts of approximately $12.7 million, possible closure costs for various energy projects of approximately $10.8 million and performance of contracts related to non-energy businesses of approximately $43.2 million.

The Company also has additional guarantees that include approximately $22.1 million related to international energy projects, approximately $7.5 million related to a lease reserve account at a domestic energy project, net unrecognized guarantees of approximately $19.7 million related the Company's interests in the Team and the Centre and $0.9 million for other entertainment facilities.

Liquidity/Cash Flow:

At June 30, 2003, the Company had approximately $99.0 million in cash and cash equivalents, of which $28.4 million related to cash held in foreign bank accounts that may be difficult to transfer to the United States.

Net cash provided by operating activities for the first six months of 2003 was $40.8 million compared to net cash provided by operating activities in 2002 of $18.6 million. The increase of $22.2 million was mainly due to changes in working capital.

Net cash used in investing activities for the first six months of 2003 was $9.3 million compared to net cash provided by investing activities of $11.0 million in 2002. This increase of $20.3 million in cash used in investing activities was primarily due to decreases in proceeds from the sales of businesses and other of $8.0 million and distributions from investees and joint ventures of $13.2 million.

Net cash used in financing activities for the first six months of 2003 was $48.4 million compared to $59.8 million in 2002. This decrease of $11.4 million in cash used in financing activities was due primarily to a decrease in restricted funds held in trust combined with an increase in new project borrowings of $7.1 million in 2003.

The Company entered into a Revolving Credit and Participation Agreement (the "Master Credit Facility") as of March 14, 2001. The Master Credit Facility is secured by substantially all of the Company's assets and was scheduled to mature on May 31, 2002 without being fully discharged by the Debtor In Possession Credit Agreement (as amended, the "DIP Credit Facility") discussed below. This, as well as the non-compliance with required financial ratios and possible other items, has caused the Company to be in default under its Master Credit Facility. However, as previously discussed, on April 1, 2002, the Company and 123 of its subsidiaries each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code that, among other things, acts as a stay of enforcement of any remedies under the Master Credit Facility against any debtor company.

In connection with the bankruptcy petition, the Company and most of its subsidiaries have entered into the DIP Credit Facility with the lenders who provided the revolving credit facility under the Master Credit Facility. On April 5, 2002, the Bankruptcy Court issued its interim order approving the DIP Credit Facility and on May 15, 2002, a final order approving the DIP Credit Facility. On August 2, 2002, the Bankruptcy Court issued an order that overruled objections by holders of minority interests in two limited partnerships who disputed the inclusion of the limited partnerships in the DIP Credit Facility. Although the holders of such interests at one of the limited partnerships have appealed the order, they have reached an agreement with the Company that stays the appeal. The DIP Credit Facility's current terms are described below.

The DIP Credit Facility is now an approximately $233.1 million facility largely for the continuation of existing letters of credit and is secured by all of the Company's domestic assets not subject to liens of others and generally 65% of the stock of its foreign subsidiaries held by U.S. corporations. Obligations under the DIP Credit Facility will have senior status to other pre-petition secured claims, and the DIP Credit Facility is now the operative debt agreement with the Company's banks. The Master Credit Facility remains in effect to determine the rights of the lenders who are a party to it with respect to obligations not continued under the DIP Credit Facility. However the enforcement of any remedies triggered by a default under the Master Credit Facility is stayed against the Debtors by the Chapter 11 proceeding.

As of March 31, 2002, letters of credit had been issued in the ordinary course of business under the Master Credit Facility for the Company's benefit that had exhausted most of the available line under that facility. The Master Credit Facility also provided for the coordinated administration of certain letters of credit issued in the normal course of business to secure performance under certain energy contracts (totaling $203 million); letters of credit issued to secure obligations relating to the entertainment businesses (totaling $153 million, which includes an additional $2.1 million that was drawn in December
2002) largely with respect to the Anaheim and Ottawa projects described in Note 4 to the Consolidated Financial Statements included in the Company's Report on Form 10-K for the year ended December 31, 2002, letters of credit issued in connection with the Company's insurance program (totaling $39 million); and letters of credit used for credit support of the Company's adjustable rate revenue bonds (totaling $127 million).

Beginning in April 2002 and pursuant to the Company's Chapter 11 filing, trustees for the Company's adjustable rate revenue bonds declared the principal and accrued interest on such bonds due and payable immediately. Accordingly, letters of credit supporting these bonds have been drawn in the amount of $125.1 million.

Of these remaining outstanding letters of credit at June 30, 2003, approximately $124.2 million secures indebtedness that is included in the Balance Sheet and $84.6 million relates to other commitments. Additional letters of credit of approximately $163.7 million principally secured the Company's obligations under energy contracts to pay damages in the unlikely event of non-performance. These letters of credit were generally available for drawing upon if the Company defaulted on the obligations secured by the letters of credit or failed to provide replacement letters of credit as the current ones expire.

The DIP Credit Facility comprises two tranches. The Tranche A Facility provides the Company with a credit line of approximately $11.9 million in commitments for the issuance of certain letters of credit and for cash borrowings under a revolving credit line. On July 1, 2003, the Tranche A Facility was reduced by $2.3 million in commitments for letters of credit as a result of the reduced need for a letter of credit in connection with the Company's Hennepin project. The Tranche B Facility consists of approximately $221.2 million in commitments solely for the extension or issuance of letters of credit to replace certain existing letters of credit.

Borrowings under the Tranche A Facility are subject to compliance with monthly and budget limits. The Company may utilize the amount available for cash borrowings under the Tranche A Facility to reimburse the issuers of letters of credit issued under the Tranche A Facility if and when such letters of credits are drawn, to fund working capital requirements and for general corporate purposes of the Company relating to the Company's post-petition operations and other expenditures in accordance with a monthly budget and applicable restrictions typical of a Chapter 11 debtor in possession financing.

On April 8, 2002, under its DIP Credit Facility, the Company paid a facility fee of approximately $1.0 million, equal to 2% of the amount of the Tranche A commitments, $2.5 million of agent fees and $0.5 million of lender advisor fees. During 2002 the Company paid additional amendment fees and agent fees of $1.1 million and $0.8 million, respectively.

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

The DIP Credit Facility contains covenants which restrict (1) the incurrence of additional debt, (2) the creation of liens, (3) investments and acquisitions,
(4) contingent obligations and performance guarantees, and (5) disposition of assets.

In addition, the DIP Credit Facility, as amended, includes the following reporting covenants:

     (1) Cash flow: (a) biweekly operating and variance reports and monthly compliance reports for total and specific expenditures and (b) monthly budget and 13-week forecast updates;

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

     (3) Other: (a) deliver, when available, the Chapter 11 restructuring plan and (b) provide other information as reasonably requested by the DIP Lenders.

Currently, the Company is in compliance with all of the covenants of the DIP Credit Facility, as amended.

The Company has not made any cash borrowings under its DIP Credit Facility, as amended, but approximately $5.4 million in new letters of credit have been issued under Tranche A of the DIP Credit facility as of June 30, 2003.

The DIP Credit Facility initially was scheduled to mature on April 1, 2003. On March 28, 2003 the DIP Credit Facility was extended through October 1, 2003 and may, with the consent of DIP Lenders holding more than 66-2/3% of the Tranche A Facility, be extended for an additional period of six months. There are no assurances that the DIP lenders will agree to an extension. At ultimate maturity, all outstanding loans under the DIP Credit Facility must be repaid, outstanding letters of credit must be discharged or cash-collateralized, and all other obligations must be satisfied or released. On March 25, 2003, an extension fee of $0.1 million was paid by the Company to the DIP Lenders. In addition, on April 1, 2003, the Company paid an annual administrative fee of $0.4 million.

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

The Company's Haverhill, Massachusetts waste-to-energy facility sells electricity to USGen New England, Inc. ("USGen"). On July 7, 2003, USGen and certain of its affiliates filed a petition under Chapter 11 of the United States Bankruptcy Code. USGen owed approximately $1.3 million to the Company at the time USGen's petition was filed. The Company is closely monitoring this proceeding and is a member of USGen's Official Committee of Unsecured Creditors. The impact on the Company's earnings, financial position and liquidity of this development depends on how USGen treats its contract with the Company in the proceeding, which is not determinable at this time.

The Company believes that its contract provides for energy rates at or below both current and projected market rates, and that it is possible that the contract will be assumed or assumed and assigned. Were the contract assumed or assumed and assigned on its current terms, the current receivable would have to be paid. Thus, assumption on these terms would not have a material impact on the Company. However, it is also possible that USGen would seek to reject the contract or renegotiate it on less favorable terms to the Company. Depending on the treatment of the contract in the proceeding and any such negotiations, the Company may recognize gain as a result of the termination of its obligation to deliver electricity for which a prepayment was previously made under the contract. The Company may incur substantial state and federal taxes on such gain which would be material to it, and currently payable. Also, if the contract were rejected, the Company's potential liability to refund such prepayment would be eliminated, and the Company would seek to sell the project's electricity to a new purchaser at rates higher than those paid by USGen.

Other:

Quezon Power

Manila Electric Company ("Meralco"), the power purchaser for the Company's Quezon Project, is engaged in discussions and legal proceedings with the government of The Philippines relating to Meralco's financial condition. The Company is unable at this time to predict the outcome of these discussions and proceedings, which may affect Meralco's ability to perform its contract to purchase power from this project. Should it not be resolved satisfactorily, the Company is also unable to predict the impact on its revenues, net income and assets, which will depend on the extent to which Meralco will be able to perform and the Company's ability to obtain alternative power purchasers and the prices such alternative purchasers would pay.

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



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as discussed in the following paragraphs there have been no significant changes in the Company's market risk sensitive assets and liabilities for the quarter ended June 30, 2003 from the amounts reported at December 31, 2002.

Upon adoption of SFAS No. 133 on January 1, 2001, the Company identified all derivatives within the scope of SFAS No. 133. The adoption of SFAS No. 133 (as discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002) did not have a material impact on the results of operations of the Company and increased both assets and liabilities recorded on the Balance Sheet by approximately $12.3 million on January 1, 2001. The $12.3 million relates to the Company's interest rate swap agreement that economically fixes the interest rate on certain adjustable rate revenue bonds reported in the Project Debt category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." Since the interest expense, inclusive of the swap, is passed through to the Client Community, the Company records the fair value of the swap as an asset or liability on the balance sheet and changes in the value in the results of operations offset by the fair value of the right and obligation to pass through the effects of the swap to the Client Community. The carrying value of this asset and liability increased $1.2 million from $19.1 million at December 31, 2002 to $20.3 million at June 30, 2003.

The Company's policy is to enter into derivatives only to protect the Company against fluctuations in interest rates and foreign currency exchange rates as they relate to specific assets and liabilities. The Company's policy is to not enter into derivative instruments for speculative purposes.


See Liquidity/Cash Flow and Part II Item 3 - Defaults upon Senior Securities for a discussion of the changes affecting the Company's debt repayment and defaults.

ITEM 4 - DISCLOSURE CONTROLS AND PROCEDURES

As of the quarter ended June 30, 2003, management, including the Company's Chief Executive Officer, who also presently performs the functions of principal financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer, who also presently performs the functions of principal financial officer, concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.


There has been no change in the Company's internal control over financial reporting during the Company's quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         On the Petition Date, Covanta Energy Corporation and 123 of its domestic subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court. Since the Petition Date, 31 additional subsidiaries have filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. In addition, four subsidiaries which had filed petitions on the Petition Date have been sold as part of the Company's disposition of non-core assets, and are no longer owned by the Company or part of the bankruptcy proceeding. It is possible that additional subsidiaries will file petitions for reorganization under Chapter 11 and be included as part of the Company's plan of reorganization. The Chapter 11 Cases are being jointly administered under the caption "In re Ogden New York Services, Inc., et al., Case No. 02-40826 (CB), et
al)." The debtors in the Chapter 11 cases (collectively, the "Debtors") are currently operating their business as debtors in possession pursuant to the Bankruptcy Code.

         The Company is party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assesses the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, records an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable; however, all such claims, lawsuits and pending actions arising prior to the Petition Date against the Debtors shall be resolved pursuant to the Company's confirmed plan of reorganization.

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

         The Company may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances, the Company may be exposed to joint and several liability for remedial action or damages. The Company's ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations.

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

         Prior to filing for Chapter 11 reorganization on April 1, 2002, the Company agreed to indemnify various other transferees of its divested airport operations with respect to certain known and potential liabilities that may arise out of such operations and in certain instances has agreed to remain liable for certain potential liabilities that were not assumed by the transferee. To date, such indemnification has been sought with respect to alleged environmental damages at the Miami Dade International Airport, as described below. Because the Company did not provide fueling services at that airport, it does not believe it will have significant obligations with respect to this matter. The Company believes that these indemnities are pre-petition unsecured obligations that are subject to compromise.

         A group of plaintiffs, led by Martin County Coal Corporation, have moved in the Bankruptcy Court for relief from the Chapter 11 automatic stay to join Ogden Environmental and Energy Services ("OEES"), a subsidiary of the Company, as a third party defendant to several pending Kentucky state court litigations. These cases arise from an October 2000 failure of a mine waste impoundment that resulted in the release of approximately 250 million gallons of coal slurry. The plaintiffs allege that OEES is liable to Martin County Coal in an unspecified amount for contribution and/or indemnification arising from an independent contractor agreement to perform engineering and technological services with respect to the impoundment from 1994 to 1996. OEES has not been a party to the underlying litigations to date, some of which have been pending for two years. The Company has agreed to a stipulation to lift the stay against OEES in which the moving plaintiffs stipulate that the bar date has passed for asserting claims against other debtors. The Company is in the process of analyzing the claims against it and formulating an appropriate response.

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

(a)  Environmental Matters

     (i) On June 8, 2001, the Environmental Protection Agency (the "EPA") named Ogden Martin Systems of Haverhill, Inc. as one of 2,000 Potentially Responsible Parties ("PRPs") at the Beede Waste Oil Superfund Site, in Plaistow, New Hampshire (the "Site"). The EPA alleges that the Haverhill facility disposed of approximately 45,000 gallons of waste oil at the Site, a former recycling facility. The total volume of waste allegedly disposed by all PRPs at the Site is estimated by the EPA as approximately 14,519,232 gallons. The EPA alleges that the costs of response actions completed or underway at the Site total approximately $17 million and estimates that the total cost of cleanup of this site will be approximately $65 million. A PRP group has formed, and the Company is participating in PRP group discussions towards settlement of the EPA's claims. To date, the Company has not received any settlement proposals from the EPA. As a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs, the Company's share of liability, if any, cannot be determined at this time. Ogden Martin Systems of Haverhill is not a Chapter 11 debtor.

     (ii) On April 9, 2001, Ogden Ground Services, Inc. and Ogden Aviation, Inc., together with approximately 250 other parties, were named by Metropolitan Dade County, Florida (the "County") as PRPs, pursuant to CERCLA, RCRA and state law, with respect to an environmental cleanup at Miami International Airport (the "Airport"). The County alleges that, as a result of releases of hazardous substances, petroleum, and other wastes to soil, surface water, and groundwater at the Airport, it has expended over $200 million in response and investigation costs and expects to spend an additional $250 million to complete necessary response actions. An Interim Joint Defense Group has been formed among PRPs and discovery of the County's document archive is underway. A tolling agreement has been executed between PRPs and the County in order to allow for settlement discussions to proceed without the need for litigation. As a result of uncertainties regarding the source and scope of the contamination, the large number of PRPs and the varying degrees of responsibility among various classes of potentially responsible parties, the Company's share of liability, if any, cannot be determined at this time. Ogden Ground Services, Inc. has been sold and the Company has agreed to indemnify the purchaser for environmental liabilities relating to the disposed businesses. As noted above, the Company believes that these indemnities are pre-petition unsecured obligations that are subject to compromise. Ogden Aviation, Inc. is a Chapter 11 debtor.

    (iii) On May 25, 2000, the California Regional Water Quality Control Board, Central Valley Region (the "Board"), issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station ("Chinese Station"), a general partnership in which one of the Company's subsidiaries owns 50% and that operates a wood-burning power plant located in Jamestown, California. This order arises from the use as fill material, by Chinese Station's neighboring property owner, of boiler bottom ash generated by Chinese Station. The order was issued jointly to Chinese Station and to the neighboring property owner as co-respondents. Chinese Station completed the cleanup during the summer of 2001 and submitted its Clean Closure Report to the Board on November 2, 2001. This matter remains under investigation by the Board and other state agencies with respect to alleged civil and criminal violations associated with the management of the material. Chinese Station believes it has valid defenses and has a petition for review of the order pending. Settlement discussions in this matter are underway. Chinese Station and the Company's subsidiary which owns a partnership interest in Chinese Station are not Chapter 11 debtors.

     (iv) On January 4, 2000 and January 21, 2000, United Air Lines, Inc. ("United") and American Airlines, Inc. ("American"), respectively, named Ogden New York Services, Inc. ("Ogden New York") in two separate lawsuits filed in the Supreme Court of the State of New York. The lawsuits seek judgment declaring that Ogden New York is responsible for petroleum contamination at airport terminals formerly or currently leased by United and American at New York's John F. Kennedy International Airport. These cases have been consolidated for joint trial. Both United and American allege that Ogden New York negligently caused discharges of petroleum at the airport and that Ogden New York is obligated to indemnify the airlines pursuant to the Fuel Services Agreements between Ogden New York and the respective airlines. United and American further allege that Ogden New York is liable under New York's Navigation Law, which imposes liability on persons responsible for discharges of petroleum, and under common law theories of indemnity and contribution.

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

(b)  Other Matters

     (i) In 1985, the Company sold all of its interests in several manufacturing subsidiaries, some of which used asbestos in their manufacturing processes. One of these subsidiaries was Avondale Shipyards ("Avondale"), now operated as a subsidiary of Northrop Grumman Corporation. Some of these sold subsidiaries have been and continue to be parties to litigation relating to asbestos, primarily from workplace exposure. The Company has been named as a party to one such case filed on December 3, 2001in which there are 45 other defendants. The case, which is in its early stages and is stayed against the Company by the Chapter 11 proceedings, appears to assert that the Company is liable on theories of successor liability. Before the Company's bankruptcy filing, the Company had filed for its dismissal from the case on the basis that it is not a successor to the subsidiary that allegedly caused the plaintiffs' asbestos exposure. In addition to the foregoing, eleven claims of unliquidated amounts have been filed in the Chapter 11 proceedings, each of which purports to assert that the Company is liable for asbestos-related damages, apparently in reliance upon theories of successor liability. The Company does not believe it is liable to persons who may assert claims for asbestos related injuries relating to the operations of its former subsidiaries. To the extent that claims are made against such manufacturing subsidiaries or the Company that are insured under occurrence based policies which the Company had in place prior to its sale of its interests in these companies, the Company must pay retentions of between $250,000 and $500,000 per occurrence depending on the policy year. The total amount the Company has to pay for retentions is limited by the maximum premium calculation contained in the policies. For claims filed against the sold subsidiaries, the Company is entitled to reimbursement of such retentions from Avondale or the entity to which Avondale sold certain of the subsidiaries. To date, there is an outstanding amount overdue from Avondale for such reimbursement in excess of $2 million, and the Company has accordingly not paid the related self-insured retention to the insurer. The Company believes that its obligation to pay self-insured retentions to this insurer are pre-petition claims and will be resolved in the Chapter 11 proceeding.

     (ii) As previously disclosed, the Company commenced litigation on February 26, 2002 challenging an effort by a public authority located in Onondaga County, New York (the "Agency") to terminate its contract with the Company for a waste-to-energy facility. On or about August 13, 2002, the federal court for the Northern District of New York granted the Agency's motion to remand the matter to state court and denied the Company's motion to transfer the matter to the Bankruptcy Court. The Agency sought, in late 2002, a ruling from the state court confirming its termination of its contract with the Company's operating subsidiary, and at the same time obtained an order from the U.S. District Court for the Northern District of New York preventing the Company from seeking to challenge its effort to confirm its alleged termination of the contract. The District Court's order has been vacated by the U.S. Court of Appeals for the Second Circuit, and the Bankruptcy Court has issued a ruling that the Agency's efforts in state court violated the automatic stay and enjoined it from proceeding further with such efforts. The Agency has appealed a portion of the Bankruptcy Court's order to the U.S. District Court for the Southern District of New York. The Agency also filed a request with the Bankruptcy Court asking that the automatic stay be lifted to permit the state court action to proceed, which request was denied by the Bankruptcy Court. See Notes to the Financial Statements for description of potential settlement prospects for this matter.

    (iii) As previously disclosed, on October 10, 2000 Lake County, Florida commenced a lawsuit in the 5th Judicial Circuit Court, Lake County, Florida, against the Company's subsidiary that owns and operates its Lake County waste-to-energy project. In the lawsuit, Lake County seeks to have its agreement with the Company's subsidiary declared void on various state constitutional and public policy grounds. Lake County also seeks unspecified damages for amounts paid to the Company since 1988. The Company's subsidiary is now operating its business as a debtor in possession, and the lawsuit is stayed by the subsidiary's and the Company's bankruptcy filings. The Company believes that it has adequate defenses to Lake County's claims for both declaratory judgment and damages. Were this matter to be determined adversely to the Company, the Company and its subsidiary could incur substantial, pre-petition obligations and such subsidiary could lose its right to own and operate the project.

          There have been ongoing discussions with the County to restructure this project, and any agreement to restructure this project would likely entail a settlement of this litigation. The Company has filed motions in the Bankruptcy Court seeking to resolve the validity and enforceability of the agreement, and the County has agreed to have these issues resolved in that forum. See Notes to the Financial Statements for a description of potential settlement prospects for this matter.

     (iv) The Town of Babylon, New York (the "Town") has filed a claim against the Company for approximately $13.4 million in pre-petition damages and in excess of $5.5 million in post petition damages, alleging that the Company has accepted less waste than required under the service agreement between the Town and the Company and seeking recovery of certain costs incurred by the Town as a result of the Company's Chapter 11 proceedings. The parties and the Bankruptcy Court have agreed to a procedure whereby all disputes between the parties would be arbitrated before the Bankruptcy Court which would finally decide the matter. The Company believes that it is in full compliance with the express requirements of the contract and was entitled to adjust the amount of waste it is required to accept to reflect the energy content of the waste delivered. It therefore believes it has valid defenses to the Town's claims.



ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

(a)      Indebtedness

         As previously disclosed, on the Petition Date, Covanta Energy Corporation and certain of its domestic subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code. With respect to the following indebtedness, and in connection with its Chapter 11 filing, the Company has ceased to pay principal and interest as they accrued. Enforcement of remedies under these items of indebtedness as a result of defaults (including payment defaults and any default purporting to occur as a result of the filing) is stayed under the Bankruptcy Code and orders entered into by the Bankruptcy Court.

                Indebtedness                      Nature of Default                  Amount of Arrearage

    9.25% Debentures                      Bankruptcy filing; non-payment of   $17.0 million in interest, as of
    ($100 million principal)              interest due March 1, 2002           June 30, 2003

    6% Convertible Debentures             Bankruptcy filing; non-payment of   $5.1 million in interest, $85
    ($85 million principal)               principal and interest due June     million in principal, as of
                                          1, 2002                              June 30, 2003

    5.75% Convertible Debentures ($63.6   Bankruptcy filing; non-payment of   $3.6 million in interest, $63.6
    million principal)                    principal and interest due          million in principal, as of
                                          October 20, 2002                    June 30, 2003

    Master Credit Facility                Bankruptcy filing; non-payment of   Approximately $259.3 million
                                          principal and interest due June     principal, $24.5 million in
                                          1, 2002; expiration of Master       interest, as of June 30, 2003;
                                          Credit Facility without cash        plus $378.3 million of unfunded
                                          collateralizing outstanding         cash collateral obligations with
                                          letters of credit                   respect to letters of credit

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

(b)      Dividends on Preferred Stock

         As disclosed in Note 16 to the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2002, in connection with its Chapter 11 filing, the Company suspended the declaration and payment of dividends on its Series A $1.875 Cumulative Convertible Preferred Stock. Under the terms governing the Series A $1.875 Cumulative Convertible Preferred Stock, the dividends due for the second quarter of 2002 accumulate without interest or penalty in the amount of $1.875 per share, currently totaling $15,491.72 per quarter. Despite this accumulation of dividends, the holders of the preferred shares are not expected to receive any future dividends on, or any value for, these shares following the Chapter 11 process.

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

       Pursuant to the Bankruptcy Court's order of December 20, 2002, partner distributions previously set aside relating to the Covanta Huntington Limited Partnership were distributed on December 23, 2002 to the partners of such partnership and distributions to such partners are to be made in the ordinary course.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as a part of this report:

          10.1(t) Seventh Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent, dated as of May 23, 2003, by and among the Company, the Subsidiaries of the Company listed on the signature page thereof as Borrowers, the Subsidiaries of the Company listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders.

          31      Rule 13a-14(a)/15d-14(a) Certifications.

          32      Section 1350 Certifications

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 7, 2003                            COVANTA ENERGY CORPORATION
                                                (Registrant)



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