Form 10-Q
period 2003-09-30
COVANTA ENERGY CORP
filed 2003-11-14
CIK 73902

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



 |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Yes |_|    No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's Common Stock outstanding as of November 1, 2003 was 49,824,251 shares.


                                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES
                                        CONDENSED STATEMENTS OF CONSOLIDATED
                                     OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                               FOR THE NINE MONTHS           FOR THE THREE MONTHS
                                                               ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                2003          2002             2003         2002
                                                                ----          ----             ----         ----
                                                                          (As Restated)
                                                                          -------------
                                                               (In Thousands of Dollars, Except Per Share Amounts)
Service revenues                                              $390,270      $386,999        $125,461      $124,580
Electricity and steam sales                                    277,669       272,903          93,795        98,210
Construction revenues                                           11,194        34,323           1,517        11,779
Other revenues-net                                                   8           259               1           215
                                                              --------      --------        --------      --------
Total revenues                                                 679,141       694,484         220,774       234,784
                                                              --------      --------        --------      --------



Plant operating expenses                                       411,336       397,978         132,635       132,958
Construction costs                                              15,412        34,677           6,318        13,345
Depreciation and amortization                                   62,794        68,002          19,557        21,807
Debt service charges-net                                        59,933        66,889          19,282        21,931
Other operating costs and expenses                               4,685        21,795           2,026         5,227
Net loss (gain) on sale of businesses                           (1,136)        6,947            (719)          (93)
Selling, administrative and general expenses                    27,815        42,972           7,777        12,759
Other (income) expense-net                                      13,801        16,681          14,316      (15,115)
Write-down of assets held for use                                    -       100,647               -             -
Obligations related to assets held for sale                          -        40,000               -             -
                                                              --------      --------        --------      --------
Total costs and expenses                                       594,640       796,588         201,192       192,819
                                                              --------      --------        --------      --------

Equity in income from unconsolidated investments                17,921        17,001           6,347         8,590
                                                              --------      --------        --------      --------

Operating income (loss)                                        102,422       (85,103)         25,929        50,555
Interest expense (net of interest income of $3,074,
  $1,736, $1,401 and $614, respectively, and excluding
  post-petition contractual interest of $728, $3,100, $243
  and $700, respectively)                                      (30,686)      (34,752)         (9,359)      (12,088)
Reorganization items                                           (60,726)      (32,803)        (34,808)      (16,837)
                                                              --------      --------        --------      --------

Income (loss) from continuing operations before income
  taxes, minority interests, discontinued operations and
  the cumulative effect of change in  accounting principle      11,010      (152,658)        (18,238)       21,630

Income tax (expense) benefit                                    (4,124)        2,019           9,774        (2,292)
Minority interests                                              (6,648)       (6,555)         (1,796)       (1,879)
                                                              --------      --------        --------      --------

Income (loss) from continuing operations before
  discontinued operations and change in accounting principle       238      (157,194)        (10,260)       17,459
Loss from discontinued operations (net of income tax
  expense of $15 in 2002)                                            -       (17,866)              -             -
Cumulative  effect of change in accounting principle (net
  of income tax  benefit of  $5,532,  zero, zero and zero,
  respectively)                                                 (8,538)       (7,842)              -             -
                                                              --------      --------        --------      --------
Net income (loss)                                               (8,300)     (182,902)        (10,260)       17,459
                                                              --------      --------        --------      --------

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments (net of income
  taxes of:, zero, ($415), zero, and zero respectively)          2,967        (1,094)          1,112           603
Less: reclassification adjustment for translation
  adjustments included in:
         loss from continuing operations                             -           936               -          (297)
         loss from discontinued operations                           -           297               -             -
Unrealized  holding  gains  (losses)  arising  during period
  (net of income tax (expense) benefit of ($101),  $214, ($2)
  and $95, respectively)                                           150          (320)              3          (143)
                                                              --------      --------        --------      --------
Other comprehensive income (loss)                                3,117          (181)          1,115           163
                                                              --------      --------        --------      --------
Comprehensive income (loss)                                   $ (5,183)    $(183,083)       $ (9,145)     $ 17,622
                                                              ========     =========        ========      ========

Basic income (loss) per share:
Income (loss) from continuing operations                      $      -     $   (3.16)       $  (0.21)     $   0.35
Loss from discontinued operations                                    -         (0.36)              -             -
Cumulative effect of change in accounting principle              (0.17)        (0.16)              -             -
                                                              --------      --------        --------      --------
Net income (loss)                                             $  (0.17)    $   (3.68)       $  (0.21)     $   0.35
                                                              ========     =========        ========      ========
Diluted income (loss) per share:
Income (loss) from continuing operations                      $      -     $   (3.16)       $  (0.21)     $   0.35
Loss from discontinued operations                                    -         (0.36)              -             -
Cumulative effect of change in accounting principle              (0.17)        (0.16)              -             -
                                                              --------      --------        --------      --------
Net income (loss)                                             $  (0.17)    $   (3.68)       $  (0.21)     $   0.35
                                                              ========     =========        ========      ========

            See notes to condensed consolidated financial statements.


                         COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                  SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                                                  ------------------       -----------------
                                                        (In Thousands of Dollars, Except Share and Per Share Amounts)
Assets
Current Assets:
Cash and cash equivalents                                            $    138,414           $    115,815
Restricted funds held in trust                                            142,681                 92,039
Receivables (less allowances: 2003, $23,230 and 2002,                     254,245                259,082
  $20,476)
Deferred income taxes                                                      11,200                 11,200
Prepaid expenses and other current assets (less allowance
  2003, $3,000)                                                            75,843                 85,997
                                                                     ------------           ------------
Total current assets                                                      622,383                564,133
Property, plant and equipment-net                                       1,538,002              1,661,863
Restricted funds held in trust                                            152,028                169,995
Unbilled service and other receivables (less allowances of
  $2,957 in  2003 and 2002)                                               134,441                147,640
Unamortized contract acquisition costs-net                                 56,390                 60,453
Other intangible assets-net                                                 7,213                  7,631
Investments in and advances to investees and joint ventures               173,659                166,465
Other assets                                                               56,237                 61,927
                                                                     ------------           ------------

Total Assets                                                         $  2,740,353           $  2,840,107
                                                                     ============           ============

Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities:
Current portion of long-term debt                                    $     14,788           $     16,450
Current portion of project debt                                           108,695                115,165
Accounts payable                                                           28,424                 23,593
Accrued expenses                                                          232,867                254,964
Deferred income                                                            38,388                 41,402
                                                                     ------------           ------------
Total current liabilities                                                 423,162                451,574
Long-term debt                                                             24,105                 23,779
Project debt                                                            1,020,666              1,128,217
Deferred income taxes                                                     243,303                249,600
Deferred income                                                           143,176                151,000
Other liabilities                                                          89,746                 80,369
Liabilities subject to compromise                                         932,746                892,012
Minority interests                                                         40,905                 35,869
                                                                     ------------           ------------
Total Liabilities                                                       2,917,809              3,012,420
                                                                     ------------           ------------
Shareholders' Deficit:
Serial cumulative convertible preferred stock, par value
  $1.00 per share, authorized, 4,000,000 shares; shares
  outstanding: 33,049 in 2003 and 2002, net of treasury
  shares of 29,820 in 2003  and 2002                                           33                     33
Common stock, par value $.50 per share; authorized,80,000,000 shares; outstanding: 49,824,251 in 2003 and 2002, net of
  treasury shares of 4,125,350 in 2003 and 2002                            24,912                 24,912
Capital surplus                                                           188,156                188,156
Notes receivable from key employees for common stock issuance                (870)                  (870)
Unearned restricted stock compensation                                        (14)                   (54)
Deficit                                                                  (392,473)              (384,173)
Accumulated other comprehensive income (loss)                               2,800                   (317)
                                                                     ------------           ------------

Total Shareholders' Deficit                                              (177,456)              (172,313)
                                                                     ------------           ------------

Total Liabilities and Shareholders' Deficit                          $  2,740,353           $  2,840,107
                                                                     ============           ============


            See notes to condensed consolidated financial statements.

                         COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES
                                   CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT



                                                            FOR THE NINE MONTHS         FOR THE YEAR ENDED
                                                          ENDED SEPTEMBER 30, 2003        DECEMBER 31, 2002
                                                            SHARES       AMOUNTS       SHARES       AMOUNTS
                                                           ----------------------------------------------------
                                                      (In Thousands of Dollars, Except Share and Per Share Amounts)
SERIAL CUMULATIVE CONVERTIBLE PREFERRED STOCK,
PAR VALUE $1.00 PER SHARE, AUTHORIZED 4,000,000 SHARES:
Balance at beginning of period                               62,869    $       63       63,300    $       64
Shares converted into common stock                                -             -         (431)           (1)
                                                         ----------    ----------   ----------    ----------
Total                                                        62,869            63       62,869            63
Treasury shares                                             (29,820)          (30)     (29,820)          (30)
                                                         ----------    ----------   ----------    ----------
Balance at end of period (aggregate
  involuntary liquidation value 2003, $666)                  33,049            33       33,049            33
                                                         ----------    ----------   ----------    ----------

COMMON STOCK, PAR VALUE $.50 PER SHARE,
    AUTHORIZED, 80,000,000 SHARES:
Balance at beginning of period                           53,949,601        26,975   53,947,026        26,974
Conversion of preferred shares                                    -             -        2,575             1
                                                         ----------    ----------   ----------    ----------
Total                                                    53,949,601        26,975   53,949,601        26,975
                                                         ----------    ----------   ----------    ----------
Treasury shares at beginning of period                    4,125,350         2,063    4,111,950         2,056
Cancellation of restricted stock
                                                                  -             -       13,400             7
                                                         ----------    ----------   ----------    ----------
Treasury shares at end of period                          4,125,350         2,063    4,125,350        2,063
                                                         ----------    ----------   ----------    ----------
Balance at end of period                                 49,824,251        24,912   49,824,251        24,912
                                                         ----------    ----------   ----------    ----------
CAPITAL SURPLUS:
Balance at beginning of period                                            188,156                    188,371
Cancellation of restricted stock                                                -                       (215)
                                                                       ----------                 ----------
Balance at end of period                                                  188,156                    188,156
                                                                       ----------                 ----------

NOTES RECEIVABLE FROM KEY EMPLOYEES FOR
  COMMON STOCK ISSUANCE                                                      (870)                      (870)
                                                                       ----------                 ----------

UNEARNED RESTRICTED STOCK COMPENSATION:
Balance at beginning of period                                                (54)                      (664)
Cancellation of restricted common stock                                         -                        222
Amortization of unearned restricted stock compensation                         40                        388
                                                                       ----------                 ----------
Balance at end of period                                                      (14)                       (54)
                                                                       ----------                 ----------

DEFICIT:
Balance at beginning of period                                           (384,173)                  (205,262)
Net loss                                                                   (8,300)                  (178,895)
                                                                       ----------                 ----------
Total                                                                    (392,473)                  (384,157)
                                                                       ----------                 ----------

Preferred dividends-per share of zero and $.46875,
  respectively                                                                  -                         16
                                                                       ----------                 ----------
Balance at end of period                                                 (392,473)                  (384,173)
                                                                       ----------                 ----------

CUMULATIVE TRANSLATION ADJUSTMENT:
Balance at beginning of period
                                                                             (238)                      (283)
Foreign currency translation adjustments (net of income
  taxes of zero and ($415), respectively)                                    2,967                    (1,485)
Less reclassification adjustments for translation
adjustment included in:
  loss from continuing operations                                               -                      1,233
  loss from discontinued operations                                             -                        297
                                                                       ----------                 ----------
Balance at end of period                                                    2,729                       (238)
                                                                       ----------                 ----------
MINIMUM PENSION LIABILITY ADJUSTMENT:
Balance at beginning of period                                                 88                          -
Minimum pension liability adjustment                                            -                         88
                                                                       ----------                 ----------
Balance at end of period                                                       88                         88
                                                                       ----------                 ----------
NET UNREALIZED GAIN (LOSS) ON SECURITIES
    AVAILABLE FOR SALE:
Balance at beginning of period                                               (167)                         -
Gain (loss) for period (net of income tax (expense)
  benefit of ($101) and $112, respectively)                                   150                       (167)
                                                                       ----------                 ----------
Balance at end of period                                                      (17)                      (167)
                                                                       ----------                 ----------

TOTAL SHAREHOLDERS' DEFICIT                                            $ (177,456)                $ (172,313)
                                                                       ==========                 ==========

            See notes to condensed consolidated financial statements.

             COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                  FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                     2003           2002
                                                                     ----           ----
                                                                                (As Restated)
                                                                   (In Thousands of Dollars)
Cash Flows From Operating Activities:
Net loss                                                          $  (8,300)       $(182,902)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities of Continuing Operations:
  Loss from discontinued operations                                       -          17,866
  Reorganization items                                               60,726          32,803
  Payment of reorganization items                                   (28,130)        (18,957)
  Depreciation and amortization                                      62,794          68,002
  Deferred income taxes                                              (1,981)         (8,258)
  Provision for doubtful accounts                                    11,470          11,842
  Bank fees                                                               -          23,685
  Obligation related to assets held for sale                              -          40,000
  Write down of assets held for use                                       -         100,647
  Equity in income from unconsolidated investments                  (17,921)        (17,001)
  Cumulative effect of change in accounting principle, net            8,538           7,842
    Other                                                            16,904          (9,414)
Management of Operating Assets and Liabilities:
  Decrease (Increase) in Assets:
    Receivables                                                      (4,664)         32,936
    Other assets                                                     10,138           8,447
  Increase (Decrease) in Liabilities:
    Accounts payable                                                 21,449          28,907
    Accrued expenses                                                 37,786          (8,651)
    Deferred income                                                  (2,415)         (2,495)
    Other liabilities                                               (42,564)        (34,677)
                                                                  ---------       ---------
Net cash provided by operating activities
  of continuing operations                                          123,830          90,622
                                                                  ---------       ---------
Cash Flows From Investing Activities:
  Proceeds from sale of businesses                                    1,136           8,389
  Proceeds from sale of property, plant, and equipment                  365             305
  Proceeds from sale of marketable securities available
    for sale                                                            230             514
  Proceeds from sale of investment                                      493               -
  Investments in facilities                                         (14,151)        (13,325)
  Other capital expenditures                                         (2,698)         (2,337)
  Increase in other receivables                                           -            (142)
  Distributions from investees and joint ventures                     9,276          15,463
  Increase in investments in and advances to investees
     and joint ventures                                                   -            (574)
                                                                  ---------       ---------
Net cash provided by (used in) investing activities
  of continuing operations                                           (5,349)          8,293
                                                                  ---------       ---------
Cash Flows From Financing Activities:
  Borrowings for facilities                                           3,584               -
  New debt                                                            5,694           4,781
  Increase in funds held in trust                                   (39,245)        (40,533)
  Payment of debt                                                   (65,915)        (62,569)
  Dividends paid                                                          -             (16)
  Other                                                                   -          (3,402)
                                                                  ---------       ---------
Net cash used in financing activities of continuing
  operations                                                        (95,882)       (101,739)
                                                                  ---------       ---------
Net cash provided by discontinued operations                              -          28,112
                                                                  ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            22,599          25,288
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    115,815          86,773
                                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 138,414       $ 112,061
                                                                  =========       =========
SUPPLEMENTAL INFORMATION
Cash paid for interest                                            $  64,177       $  63,564
Cash paid for income taxes                                        $   7,317       $   5,170

            See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation:

The accompanying unaudited Condensed Consolidated Financial Statements (the "Financial Statements") have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the "SEC"), the Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 2003 and results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2003 and 2002. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in Covanta Energy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 31, 2003.

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

The Financial Statements include the accounts of Covanta Energy Corporation and its subsidiaries (together, "Covanta" or the "Company"). Covanta is engaged in developing, owning and operating power generation projects and providing related infrastructure services. The Company also offers single source design/build/operate capabilities for water and wastewater treatment infrastructure. Companies in which Covanta has equity investments of 20% to 50% are accounted for using the equity method since Covanta has the ability to exercise significant influence over their operations. Those companies in which Covanta owns less than 20% are accounted for using the cost method. All intercompany transactions and balances have been eliminated.

On April 1, 2002 (the "Petition Date"), Covanta and 123 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Since the Petition Date, 32 additional subsidiaries filed petitions under Chapter 11 of the Bankruptcy Code. In addition, four subsidiaries which had filed petitions on the Petition Date have been sold as part of the Company's disposition of non-core assets, and are no longer owned by the Company nor are they part of the bankruptcy proceedings. The pending Chapter 11 cases (the "Chapter 11 Cases") are being jointly administered for procedural purposes only. International operations and certain other subsidiaries and joint venture partnerships were not included in the filings.

On September 8, 2003, Covanta and 150 of its then 151 debtor subsidiaries (such subsidiaries together with Covanta, the "Debtors") filed with the Bankruptcy Court (i) the Reorganization Plan in connection with the Company and those subsidiaries that it proposes will remain part of its continuing operations (as amended, the "Reorganization Plan"), (ii) the Liquidation Plan in connection with those subsidiaries that it proposes to liquidate (as amended, the "Liquidation Plan") and (iii) a draft Disclosure Statement. A plan was not filed as to the Debtor Covanta Warren Energy Resource Co., L.P. In addition, on September 24, 2003, the Debtors filed the First Amended Heber Reorganization Plan in connection with certain subsidiaries that the Company proposes to sell as part of its emergence from bankruptcy (as amended, the "Heber Reorganization Plan"). On September 28, 2003, the Debtors filed an amended Reorganization Plan, an amended Liquidation Plan and an amended Heber Reorganization Plan (together, the "Amended Plans") and also an amended Disclosure Statement (the "Amended Disclosure Statement") covering the Amended Plans.

At a hearing on October 3, 2003 the Bankruptcy Court approved the adequacy of the Amended Disclosure Statement and authorized the Debtors to solicit acceptances with respect to the Amended Plans from those holders of claims and interests entitled to vote thereon.

On October 29, 2003, Covanta Tampa Construction, Inc. ("CTC") filed a bankruptcy petition with the Bankruptcy Court, and now is a Debtor. CTC is not included in the Amended Plans filed on September 28, 2003. In addition, it is anticipated that the Reorganization will be amended to remove Covanta Tampa Bay, Inc. ("CTB") as a reorganizing Debtor.

The Financial Statements have been prepared on a "going concern" basis in accordance with GAAP. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company's ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, (i) confirmation and consummation of a plan of reorganization including obtaining financing necessary to effect the plan, (ii) the Company's ability to comply with the terms of, and if necessary renew at its expiry on March 31, 2004, the debtor in possession financing facility, and (iii) the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances that this can be accomplished and if it were not, the Company's ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the "going concern" basis were not used for the Financial Statements, significant adjustments could be necessary to the carrying values of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used. See Developments in Plan of Reorganization below for additional information about the Company's proposed Plan of Reorganization.

The Financial Statements also have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the Condensed Consolidated Balance Sheets (the "Balance Sheets") and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current, as appropriate. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items. Also, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Cash used for reorganization items is disclosed separately in the Condensed Consolidated Statements of Cash Flows.

Changes in Accounting Principles:

In May 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The requirements of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created prior to the issuance date of SFAS No. 150, transition shall be achieved by reporting the cumulative effect of a change in accounting principle. The Company adopted the provisions of SFAS No. 150 on July 1, 2003, without impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). The amendments in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. In addition, SFAS No. 149 amends the definition of an "underlying" to conform it to language used in FIN No. 45 and amends certain other existing pronouncements. The provisions of SFAS No. 149 that relate to SFAS No. 133 "Implementation Issues" that have been effective for periods that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted the provisions of SFAS No. 149 on July 1, 2003 without impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN No. 46 is applicable for the Company on October 1, 2003 for interests acquired in variable interest entities prior to February 1, 2003. Based on current operations, the Company does not expect the adoption of Interpretation No. 46 to have a material effect on its financial position or results of operations.

The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), effective January 1, 2003. Under SFAS No. 143, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. The Company's legal liabilities include capping and post-closure costs of landfill cells and site restoration at certain waste-to-energy and power producing sites. When a new liability for asset retirement obligations is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity settles the obligation for its recorded amount or incurs a gain or loss. The Company adopted SFAS No. 143 on January 1, 2003 and recorded a cumulative effect change in accounting principle of $ 8.5 million net of a related tax benefit of $ 5.5 million.

The following table summarizes the impact on the Company's Balance Sheet following the adoption of SFAS No. 143 (in thousands):

                                                       Change
                                      Balance at   resulting from   Balance at
                                     December 31,  Application of   January 1,
                                        2002        SFAS No. 143      2003
                                        ----        ------------      ----

Property, plant and equipment       $ 2,378,672      $    6,509     $ 2,385,181
Less: Accumulated depreciation         (716,809)         (2,935)       (719,744)
                                    -----------      -----------    -----------
Net property, plant and equipment   $ 1,661,863      $    3,574     $ 1,665,437

Investments in and advances to
investees and joint ventures        $   166,465      $   (1,223)    $   165,242

Deferred income tax liability       $   249,600      $   (5,532)    $   244,068

Non-current asset retirement        $         -      $   19,136     $    19,136
obligation

The changes to the non-current asset retirement obligation for the nine months ended September 30, 2003 are as follows (in thousands):

                                   Non-current
                                asset retirement
                                   obligation
                                   ----------

Balance at December 31, 2002        $      -

Asset retirement obligation
  as of January 1, 2003               19,136
Accretion expense                      1,018
                                    --------
Balance at September 30, 2003       $ 20,154
                                    ========

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation", to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002. At September 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) in the first nine months of 2003 and 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were granted in 2002 or in the first nine months of 2003. Awards under the Company's plans vest over periods ranging from three to five years.

The following table summarizes the pro forma impact to net income (loss) and income (loss) per common share for the nine and three months ended September 30, 2003 of the accounting changes implemented beginning January 1, 2003 and 2002 including the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

                                                       For the Nine Months       For the Three Months
                                                       Ended September 30,        Ended September 30,
                                                        2003         2002         2003          2002
                                                        ----         ----         ----          ----
Income (loss) from continuing operations before
    discontinued operations and the change in
    accounting  principle, as reported                 $    238   $(157,194)     $(10,260)   $ 17,459

Deduct:
    SFAS No. 123 total stock based employee
    compensation expense determined under the fair
    value method for all awards, net of related tax
    effects                                              (2,232)     (3,700)         (744)     (1,233)
                                                       --------   ---------      --------    --------

    SFAS No. 143 depreciation and accretion expense           -      (1,018)            -        (339)
                                                       --------   ---------      --------    --------
Pro forma income (loss) from continuing operations
    before discontinued operations and the change
    in accounting principle                            $ (1,994)  $(161,912)     $(11,004)   $ 15,887
                                                       ========   =========      ========    ========

Basic income (loss) from continuing operations per
common share:
Basic - as reported                                    $      -   $   (3.16)     $  (0.21)   $   0.35
                                                       ========   =========      ========    ========

Basic - pro forma                                      $  (0.04)  $   (3.25)     $  (0.22)   $   0.32
                                                       ========   =========      ========    ========

Diluted income (loss) from continuing operations per
common share:
Diluted - as reported                                  $      -   $   (3.16)     $  (0.21)   $   0.35
                                                       ========   =========      ========    ========

Diluted - pro forma                                    $  (0.04)  $   (3.25)     $  (0.22)   $   0.32
                                                       ========   =========      ========    ========

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, covered by FIN No. 45, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. FIN No. 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is superseded. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN No. 45 which did not have an effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements shall not be restated. The provisions of EITF Issue No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of that issue prior to the initial application of SFAS No. 146. The adoption on January 1, 2003 of SFAS No. 146 did not have an effect on the Company's financial position or results of operations.

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

Reorganization:

As stated above, Covanta and certain of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Debtors have obtained several orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. Among other things, these orders authorize: (i) the retention of professionals to represent and assist the Debtors in the Chapter 11 Cases, (ii) the use and operation of the Debtors' consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (iii) the payment of pre-petition employee salaries, wages, health and welfare benefits, retirement benefits and other employee obligations, (iv) the payment of pre-petition obligations to certain critical vendors to aid the Debtors in maintaining the operation of their businesses, (v) the use of cash collateral and the grant of adequate protection to creditors in connection with such use, (vi) the adoption of certain employee benefit plans, including a key employee retention plan and a broad-based severance plan, and (vii) the obtaining of post-petition financing.

Specifically with respect to post-petition financing, on May 15, 2002, the Bankruptcy Court entered a final order authorizing the Debtors to enter into a debtor in possession financing facility, which is secured by all of the Company's domestic assets not subject to liens of others and generally 65% of the stock of certain of its foreign subsidiaries (as amended, the "DIP Credit Facility") with certain of the lenders (the "DIP Lenders") who had participated in the Company's Revolving Credit and Participation Agreement, dated as of March 14, 2001 (the "Master Credit Facility"). Following significant litigation, on August 2, 2002, the Bankruptcy Court issued an order that overruled objections by holders of minority interests in two Debtor limited partnerships who disputed the inclusion of the limited partnerships in the DIP Credit Facility. Although the holders of such interests at one of the limited partnerships appealed the order, they reached an agreement with the Company that in effect deferred the appeal.

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

In addition, as debtors in possession, the Debtors have the right, subject to the Bankruptcy Court's and, in certain circumstances, the DIP Lenders' approval, to assume or reject executory contracts-which generally means a contract under which there are outstanding obligations among the parties thereto- and unexpired leases. In this context, "assume" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "reject" means that the Debtors are relieved of their obligations to perform further under the contract or lease but are subject to a potential claim for damages for the resulting breach thereof. In general, a damage claim resulting from rejection of an executory contract or unexpired lease will be treated as a general unsecured claim in the Chapter 11 Case for the applicable Debtor that was party to the rejected contract or lease, unless such claim had been secured on a pre-petition basis. The Debtors have substantially completed the process of reviewing their executory contracts and unexpired leases to determine which they will assume or reject. The Debtors estimate that with respect to executory contracts and unexpired leases that they intend to assume, the ultimate liability for the cost of curing existing defaults will be approximately $10-15 million, subject to adjustment depending upon the outcome of matters relating to certain project restructurings and disputes (see below for a description of waste-to-energy projects in respect to which contracts and leases may be rejected if planned restructurings are not achieved).

Based on the Debtors' review of claims filed to date, the amount of the claims filed or to be filed by the creditors, appear to be significantly higher than the amount of the liabilities recorded by the Debtors. The Debtors intend to contest claims to the extent they exceed the amounts the Debtors believe are due.

The rights of Covanta's creditors will be determined as part of the Chapter 11 process. Holders of existing common equity, preferred stock and convertible subordinate debentures are not expected to participate in the new capital structure or realize any value pursuant to the Amended Plans.

Developments in Project Restructurings

The Debtors and contract parties have reached agreement with respect to, or are in the process of seeking approvals for, material restructuring of their mutual obligations in connection with five waste-to-energy projects, as further summarized below. These restructurings have been or will need to be approved by the Bankruptcy Court, and any executory contracts related thereto will be modified and assumed pursuant to a plan or otherwise approved by separate order of the Bankruptcy Court. The Debtors are also involved in material disputes and/or litigation with respect to the waste-to-energy projects in the Town of Babylon, New York, and Lake County, Florida, and with respect to one water project, the Tampa Bay, Florida water desalination project. However, as described below, aspects of the potential restructurings remain subject to conditions subsequent and there can be no guarantee that all these conditions will be satisfied on or before the effective date of the Company's reorganization. Moreover, there can be no assurance that the Debtors and the contract parties will reach agreement with respect to the restructuring of their obligations in connection with the waste-to-energy projects. Please see the discussions below for possible ramifications if agreement is not reached in these restructurings.

1.       Warren County, New Jersey

Debtor Covanta Warren Energy Resource Co., Limited Partnership ("Covanta Warren") and the Pollution Control Financing Authority of Warren County ("Warren Authority") have been engaged in discussions and negotiations for an extended period of time concerning a potential restructuring of the parties' rights and obligations under various agreements related to Covanta Warren's operation of a waste to energy facility located in Oxford Township, Warren County, New Jersey (the "Warren Facility"). Those negotiations were in part precipitated by a 1997 Federal Court of Appeals decision invalidating certain of New Jersey's waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to a letter agreement with the Warren Authority which modifies the existing service agreement for the Warren Facility.

Although discussions continue, to date Covanta Warren and the Warren Authority have been unable to reach an agreement to restructure the contractual arrangements governing Covanta Warren's operation of the Warren Facility. The Warren Authority has indicated that a consensual restructuring of the parties' contractual arrangements may be possible in 2004. In addition, the Warren Authority has agreed to release approximately $1.2 million being held in escrow to Covanta Warren so that Covanta Warren may perform an environmental retrofit during 2004. Based upon the foregoing and internal projections which indicate that Covanta Warren likely will not operate at a loss next year, the Debtors have determined not to propose a plan of reorganization or plan of liquidation for Covanta Warren at this time, and instead that Covanta Warren should remain a debtor-in-possession after the Amended Plans are confirmed with respect to the other Debtors that are the subject of the Amended Plans. In order to implement this course of action, the Debtors contemplate that Covanta Energy Resource Corp. ("CERC") and Covanta OPWH, Inc. ("Covanta OPWH"), Debtors which together own 100% of the equity in Covanta Warren, will sell such equity to two other Debtors holding no assets or liabilities, which would operate as holding companies for Covanta Warren. The Debtors do not believe that this will impair the other Debtors' ability to confirm and consummate the Amended Plans, or the terms of any exit financing available to such other Debtors.

In order to emerge from bankruptcy without uncertainty concerning potential claims against Covanta related to the Warren Facility, Covanta will be rejecting its guarantees of Covanta Warren's obligations relating to the operation and maintenance of the Warren Facility. The Debtors anticipate that if a restructuring is consummated, reorganized Covanta may at that time issue a new parent guarantee in connection with that restructuring and emergence from bankruptcy.

In the event the parties are unable to timely reach agreement upon and consummate a restructuring of the contractual arrangements governing Covanta Warren's operation of the Warren Facility, the Debtors may, among other things, elect to litigate with counterparties to certain agreements with Covanta Warren, assume or reject one or more executory contracts related to the Warren Facility, attempt to file a plan of reorganization on a non-consensual basis, or liquidate Covanta Warren.

2.       Onondaga County, New York

The litigation arising from the Onondaga County Resource Recovery Agency's ("OCRRA") purported termination of the service agreement between OCRRA and Covanta Onondaga, LP ("Covanta Onondaga") relating to the waste-to-energy facility in Onondaga County (the "Onondaga Facility") was resolved on October 10, 2003 by a Bankruptcy Court approved restructuring of that project which provides for the continued operation of the Onondaga Facility by Covanta Onondaga, as well as numerous modifications to agreements relating to the Onondaga Facility, including: (i) the restructuring of the bonds issued to finance development and construction of the Onondaga Facility; (ii) reduction in the amount of the service fee payable to Covanta Onondaga; (iii) elimination of the requirement that Covanta provide letter of credit support, and a reduction in the maximum amount of the parent company guarantee; and (iv) material amendments to the agreements between Covanta Onondaga's third party limited partners and the other Debtors.

3.       City of Tulsa, Oklahoma

Covanta Tulsa, Inc. ("Covanta Tulsa") operated the waste-to-energy facility located in Tulsa, Oklahoma (the "Tulsa Facility") pursuant to a service agreement with the Tulsa Authority for Recovery of Energy ("TARE"), which, by its terms, expires in 2007. Covanta leased the facility from CIT Group/Capital Finance, Inc. ("CIT") under a long-term lease presently expiring in 2012 (the "CIT Lease").

Covanta Tulsa and CIT have been unable to restructure the contractual arrangements between them related to Covanta Tulsa's lease of the Tulsa Facility. This facility was projected to become unprofitable for Covanta Tulsa unless Covanta Tulsa's agreements with CIT were restructured. As a result, the Debtors have wound down business operations at the Tulsa Facility, and have returned the Tulsa Facility to CIT.

Covanta Tulsa has rejected the CIT lease, and have moved to assign certain executory contracts related to the Tulsa Facility to an affiliate of CIT (including the service agreement with TARE and the steam purchase agreement with its energy purchaser) and to reject the balance of its executory contracts. In addition, Covanta Tulsa has been classified as a liquidating Debtor, and as a result unsecured creditors of Covanta Tulsa likely will not receive any recovery on account of their pre-petition claims in the Chapter 11 proceedings except to the extent insurance proceeds are available for such claims or to the extent CIT is required to pay such claims as cure costs with respect to assumed contracts. In addition, CIT has indicated that it intends to assert a material claim against Covanta, as guarantor of Covanta Tulsa's obligations, which claim the Debtors believe should be treated as a general unsecured claim against Covanta under the Reorganization Plan, and it may attempt to assert material administrative claims against Covanta Tulsa.

The Debtors do not believe that the classification of Covanta Tulsa as a liquidating Debtor and the cessation of operation of the Tulsa Facility will impair the other Debtors' ability to confirm and consummate the Amended Plans, or the terms of any exit financing available to such other Debtors.

4.       Hennepin County, Minnesota

On June 11, 2003, the Debtors received Bankruptcy Court approval to restructure certain agreements relating to the Debtors' waste-to-energy project at Hennepin, Minnesota. The key elements of the restructuring are: (i) the purchase by Hennepin County of the ownership interests of General Electric Capital Corporation and certain of its affiliates (together, "GECC") in the operating facility, (ii) the termination of certain leases, the existing service agreement and certain financing and other agreements; (iii) entry into a new service agreement, guarantee and security agreement, which, among other things, reduces Hennepin County's payment obligations to the Company's operating subsidiary under the service agreement and requires the Company's operating subsidiary to provide a letter of credit in an initial amount not less than that provided to GECC; (iv) the refinancing of bonds issued in connection with the development and construction of the project; and (v) assumption and assignment to Hennepin County of certain interests in the project's electricity sale agreement. The Hennepin restructuring was completed on July 8, 2003 and resulted in a loss of $12.4 million, recognized as reorganization expense.

5.       Union County, New Jersey

On June 19, 2003, Debtor Covanta Union, Inc. ("Covanta Union") received Bankruptcy Court approval to restructure certain agreements relating to the Debtors' waste-to-energy project at Rahway, Union County, New Jersey (the "Union Facility"), and to settle certain disputes with the Union County Utilities Authority (the "Union Authority") related to Covanta Union's operation of the Union Facility. The restructuring facilitates the Union Authority's implementation of a solid waste flow control program and accounts for the impact of recent court decisions upon the agreements between Covanta Union and the Union Authority. Key elements of the restructuring include: (i) modifying the existing project agreements between Covanta Union and the Union Authority and
(ii) executing a settlement agreement and a release and waiver with the Union Authority resolving disputes that had arisen between Covanta Union and the Union Authority regarding unpaid fees. The Union restructuring is complete and now in effect.

6.       Town of Babylon, New York

The Town of Babylon, New York (the "Town") filed a proof of claim against Covanta Babylon, Inc. ("Covanta Babylon") for approximately $13.4 million in pre-petition damages and $5.5 million in post-petition damages, alleging that Covanta Babylon has accepted less waste than required under the service agreement between the Town and Covanta Babylon and that its filing under Chapter 11 imposed on the town additional costs for which the Company should be responsible. The Company has filed an objection to the Town's claim. The parties have agreed that disputes between the parties shall be resolved before the Bankruptcy Court. The Company believes that it is in full compliance with the express requirements of the contract and was entitled to adjust the amount of waste it is required to accept to reflect the energy content of the waste delivered. It also asserts that the costs arising from its Chapter 11 proceeding are not recoverable from it by the Town. It therefore believes it has valid defenses to the Town's claim. In the event the parties are unable to consensually resolve their differences, and depending upon the outcome and timing of the litigation with the Town, the Debtors may, among other things, assume or reject one or more executory contracts related to the Babylon Facility, recharacterize Covanta Babylon as a liquidating Debtor, and/or withdraw Covanta Babylon as a reorganizing Debtor and subsequently file a separate plan of reorganization for Covanta Babylon. In the event Covanta Babylon is recharacterized as a liquidating Debtor, creditors of Covanta Babylon may not receive any recovery on account of their claims. The Debtors are not able to determine at this time whether a failure to resolve the litigation or timely consummate a restructuring transaction with respect to Covanta Babylon would impair the other Debtors' ability to confirm and consummate the Amended Plans, or the terms of any exit financing available to such other Debtors.

7.       Lake County, Florida

In late 2000, Lake County, Florida ("Lake County") commenced a lawsuit in Florida state court against Covanta Lake, Inc. ("Covanta Lake") relating to the waste to energy facility operated by Covanta in Lake County, Florida (the "Lake Facility"). In the lawsuit, the County sought to have its service agreement with Covanta Lake declared void and in violation of the Florida Constitution. That lawsuit was stayed by the commencement of the Chapter 11 Cases. Lake County subsequently filed a proof of claim seeking in excess of $80 million from Covanta Lake and Covanta. After several months of negotiations that failed to produce a settlement between Covanta Lake and Lake County, on June, 20, 2003, Covanta Lake filed a motion with the Bankruptcy Court seeking entry of an order
(i) authorizing Covanta Lake to assume, effective upon confirmation of a plan of reorganization for Covanta Lake, its service agreement with Lake County, (ii) finding no cure amounts due under the service agreement, and (iii) seeking a declaration that the service agreement is valid, enforceable and constitutional, and remains in full force and effect. Contemporaneously with the filing of the assumption motion, Covanta Lake filed an adversary complaint asserting that Lake County is in arrears to Covanta Lake in the amount of more than $8.5 million. The Debtors and Lake County, however have reached a tentative non-binding understanding in which the existing service agreement would be terminated and a new, long-term commercial arrangement between Covanta Lake and Lake County established that would permit continued operation of the Lake Facility by Covanta Lake. Settlement negotiations are ongoing, and the parties are drafting definitive documentation. The tentative settlement is contingent upon, among other things, receipt of all necessary approvals, refinancing of the bonds issued to finance the construction of the Lake Facility, as well as a favorable outcome to the Debtors' pending objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing service agreement that would be terminating under tentative settlement. A trial on the Debtors' objections to F. Browne Gregg's claims commenced on November 3, 2003. As of November 5, 2003, the Court has not ruled on this matter and has scheduled briefs on the issues tried to be submitted on December 5, 2003, after the confirmation hearing on the Amended Plans. In the event the parties are unable to consensually resolve their differences, and depending upon (among other things) the timing, nature and outcome of the litigation with Lake County, the Debtors may determine to, among other things, assume or reject one or more executory contracts related to the Lake Facility, recharacterize Covanta Lake as a liquidating Debtor, and/or withdraw Covanta Lake as a reorganizing Debtor and subsequently file a separate plan of reorganization for Covanta Lake. In the event that the Debtors reject one or more executory contracts related to the Lake Facility, recharacterize Covanta Lake as a reorganizing Debtor, or withdraw Covanta Lake as a reorganizing Debtor and subsequently file a separate plan of reorganization for Covanta Lake, creditors of Covanta Lake may not receive any recovery on account of their claims. The Debtors are not able to determine at this time whether a failure to resolve the litigation or timely consummate a restructuring transaction with respect to Covanta Lake would impair the other Debtors' ability to confirm and consummate the Amended Plans, or the terms of any exit financing available to such other Debtors.

8.       Tampa Water Facility

CTC, a subsidiary of the Debtors, is currently completing construction of a 25 million gallon per day desalination-to-drinking water facility (the "Tampa Water Facility") under a contract with Tampa Bay Water Authority ("Tampa Bay Water" or "TBW") near Tampa, Florida. Covanta Energy Group, Inc. ("CEG") has guaranteed CTC's performance under its construction contract with TBW. A separate subsidiary, CTB has entered into a post-petition contract with TBW to operate the Tampa Water Facility after construction and testing is completed by CTC.

While construction of the Tampa Water Facility is substantially complete, the parties have material disputes among them, primarily relating to (i) whether CTC has satisfied acceptance criteria for the Tampa Water Facility, and (ii) whether Tampa Bay Water has obtained certain permits necessary for CTC to complete start-up and testing, and for CTB to subsequently operate the Tampa Water Facility. In October 2003, TBW issued a default notice to CTC, which CTC is vigorously contesting, and attempted to commence arbitration proceedings against CTC. Tampa Bay Water also has suggested that the Debtors bring in a partner to assist with completion and testing issues, and potentially to assist with operations after acceptance. The Debtors are discussing potential solutions with Tampa Bay Water, including but not limited to the addition of a partner acceptable to Tampa Bay Water. CTC also is continuing efforts to reconcile differences with Tampa Bay Water.

On October 29, 2003, CTC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in order to, among other things, prevent attempts by TBW to terminate the construction agreement between CTC and TBW. CTC's case is being jointly administered with the other Debtors' cases. CTC is not the subject of the Amended Plans. In addition, the Debtors intend to amend the Amended Plans to delete CTB as a Reorganizing Debtor, and therefore both CTC and CTB will remain debtors-in-possession after the Amended Plans are confirmed with respect to the other Debtors that are the subject of the Amended Plans.

In order to emerge from bankruptcy without uncertainty concerning potential claims against CEG related to the Tampa Water Facility, CEG will be rejecting its guarantees of CTB and CTC's obligations relating to the construction, operation and maintenance of the Tampa Water Facility. The Debtors anticipate that if a restructuring is consummated, reorganized CEG or Covanta may at that time issue a new parent guarantee in connection with that restructuring and emergence from bankruptcy.

In the event the parties are unable to consensually resolve their differences, and depending upon (among other things) the timing, nature and outcome of any litigation with TBW, the Debtors may determine to, among other things, assume or reject one or more executory contracts related to the Tampa Water Facility, propose liquidating plans for CTB and CTC, and/or file separate plans of reorganization for CTB and CTC. In any such event, creditors of CTB and CTC may not receive any recovery on account of their claims. The Debtors do not believe that a failure to resolve the dispute or timely consummate a restructuring transaction with respect to CTB and/CTC would impair the other Debtors' ability to confirm and consummate the Amended Plans, or the terms of any exit financing available to such other Debtors.

Developments in Plan of Reorganization

On September 8, 2003, the Debtors filed with the Bankruptcy Court (i) the Reorganization Plan (ii) the Liquidation Plan and (iii) a draft Disclosure Statement. In addition, on September 24, 2003 the Company filed the First Amended Heber Reorganization Plan. On September 28, 2003, the Company filed the Amended Plans and also the Amended Disclosure Statement.

Since the Petition Date, the Debtors have continued their efforts to dispose of non-core businesses. With approval of the Bankruptcy Court, the Debtors have sold the remaining aviation fueling assets, their interests in Casino Iguazu and La Rural Fairgrounds and Exhibition Center in Argentina. As further described below, they also transferred their interests in the Corel Centre in Ottawa, Canada and in the Ottawa Senators Hockey Club Corporation (the "Team") and other miscellaneous assets related to the entertainment business. In addition, in order to enhance the value of the Company's core business, on September 23, 2002, management announced a reduction in non-plant personnel, closure of satellite development offices and reduction in all other costs not directly related to maintaining operations at their current high levels. As part of the reduction in force, waste-to-energy and domestic independent power headquarters management were combined and numerous other structural changes were instituted in order to improve management efficiency.

On January 9, 2003, the Team filed for protection with the Ontario Superior Court of Justice ("Canadian Court"), and was granted protection under Canada's Companies' Creditors Arrangement Act ("CCAA"). A monitor was appointed under the CCAA to supervise the selling of the Team's franchise. On April 25, 2003, the monitor entered into an asset purchase agreement for the purchase of the Team's franchise and certain related assets, which the Canadian Court approved on May 9, 2003. On May 27, 2003, the Canadian Court appointed an interim receiver of the owner of the Corel Centre. On June 4, 2003, the interim receiver entered into an asset purchase agreement for the purchase of the Corel Centre and certain related assets, which was approved on June 20, 2003. The transactions to purchase the team and the Corel Centre were consummated on August 26, 2003. Upon closing, Covanta received $19.7 million and obtained releases from certain guarantees provided to lenders of the Team. The Company has recorded charges totaling $160.4 million related to the Team and Corel Centre, consisting of $140 million at fourth quarter 2001, $6 million at fourth quarter 2002, and $14.4 million at third quarter 2003.

The Company and Ogden Facility Management Corporation of Anaheim ("OFM") have reached an agreement with the City of Anaheim (the "City") to terminate its management agreement and return the rights to manage the Arrowhead Pond of Anaheim (the "Arena") to the City, along with most of the operational contracts. In exchange, the City will make a payment of $40 million (subject to a working capital adjustment) to Credit Suisse First Boston ("CSFB") in partial reimbursement of CSFB's secured claim against the Company. Furthermore, the Company and OFM shall be released from all obligations relating to management of the Pond (except for the residual secured reimbursement claim of CSFB against the Company of approximately $75 million (subject to a working capital adjustment)), including a lease-in/lease-out transaction and a municipal bond financing transaction. The transaction was approved by the Anaheim City Council on November 4, 2003, and closing is contingent upon a number of conditions, including, but not limited to, approval by the DIP Lenders and the Bankruptcy Court.

The Company's agreement with a client in Montgomery County, Maryland ("the County") provides that as a result of the credit rating downgrades of the Company's unsecured corporate debt, the Company was obligated to provide a $50 million letter of credit by January 31, 2003, and failing that, the County could elect to terminate the agreement or receive a $1 million reduction in its annual service fee. At the current time, the Chapter 11 proceedings stay the County's ability to terminate. Since February 1, 2003, the County has reduced its monthly service fee by one-twelfth of the $1 million annual reduction. The Company intends, as part of the Amended Plans, to provide the required letter of credit as part of its assumption of the agreement. The Company has also agreed with the County that, if it were to fail to maintain such letter of credit in the future in accordance with the agreement, the County could at that time exercise its options to receive a service fee reduction or terminate the agreement.

At a hearing on October 3, 2003 the Bankruptcy Court approved the adequacy of the Amended Disclosure Statement and authorized the Debtors to solicit acceptances with respect to the Amended Plans from those holders of claims and interests entitled to vote thereon. The Amended Plans, along with the Amended Disclosure Statement, were sent to all creditors and equity holders belonging to impaired classes who are entitled to vote on October 17, 2003. However, creditors or equity holders that will receive no distribution under a plan are generally presumed to vote against such plan and are not sent a copy of the plans or disclosure statement.

The Amended Plans reflect the discussions held over the course of the Chapter 11 Cases among the Company, the Official Committee of Unsecured Creditors appointed on April 9, 2002 by the United States Trustee for the Southern District of New York (the "Creditors Committee"), representatives of the Debtors' pre-petition bank lenders and DIP Lenders and representatives of the holders of the Company's 9.25% debentures. Following the solicitation period, the Bankruptcy Court will hold hearings, currently scheduled for November 19, 2003 and December 3, 2003, to consider whether to confirm the Amended Plans in accordance with the applicable provisions of the Bankruptcy Code. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as otherwise provided under the Bankruptcy Code), and
(iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders entitled to vote does not accept the plan, and assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under those provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by one or more impaired classes of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

A central element of the Amended Reorganization Plan entails the establishment of a trust created under an employee stock ownership plan (the "ESOP") to which the Company will contribute all of its stock. The ESOP is an ERISA qualified plan under which the trust will hold the shares and provide benefits to employees upon termination of employment. In the event of the confirmation of the amended Reorganization Plan, the employees of the Company, as participants in the ESOP, will receive an equity interest in the Company's common stock. A consequence of the implementation of the ESOP and the Amended Reorganization Plan which contemplates the Company electing S corporation status for federal income tax purposes is a significant increase in available after-tax cash flow through a substantial reduction in federal income tax liabilities, thereby permitting the Company and its reorganizing subsidiaries to (i) emerge from bankruptcy, (ii) pay down a portion of their allowable claims and (iii) provide benefit to the employees participating in the ESOP. There can be no assurance, however, that U.S. Trust Company, N.A. (the "Trustee"), which has been appointed by order of the Bankruptcy Court to act as independent fiduciary with respect to the proposed ESOP, will determine that the contribution of common stock to the ESOP as contemplated by the Amended Reorganization Plan is in the best interests of the ESOP and its prospective participants, or that the terms of any credit facility negotiated with the Company's secured creditors will be acceptable to the Trustee. Although the Company believes that the intended tax consequences of the reorganization will be achieved, there are no assurances that the Internal Revenue Service (the "IRS") will not challenge the Company's S Corporation election or seek to disqualify the ESOP structure and that any such challenge would not be successful. The Company does not intend to seek a ruling from the IRS (other than with respect to the qualification of the ESOP under Section 481(a) of the Internal Revenue Code) and has not obtained an opinion of counsel with respect to these matters. Were it necessary to propose changes in the amended reorganization plan or the credit facilities as a condition to obtaining the Trustee's acquiescence in accepting the contribution of the common stock or to resolve regulatory, tax or accounting issues there is no assurance that such changes would be accepted by the secured creditors. In the event reorganized Covanta does not qualify as an S corporation, it would incur significant amounts of tax liabilities that would result in substantial shortfalls in reorganized Covanta's ability to service its debt and otherwise meet its obligations.

The Debtors have an obligation to seek to maximize recoveries for creditors generally. To that end, the Debtors will, consistent with their business judgment, continue to consider alternative transactions that would permit recoveries to creditors greater than those expected under the Plans. If the Plans are not confirmed, the Debtors, or, after the expiration of the Debtors' exclusive period in which to propose and solicit reorganization plans, any other party in interest in the Chapter 11 Cases, could propose a different plan or plans. Such plans might involve either a reorganization and continuation of the Debtors' businesses, or an orderly liquidation of its assets, or a combination of both.

The following is a summary of certain material provisions of the proposed Amended Plans. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Amended Plans, including all exhibits and documents described therein, as filed with the Bankruptcy Court, and as may be further amended and/or supplemented. The Debtors have an obligation to maximize recoveries for creditors generally. To that end, the Debtors will, consistent with their past practices and best business judgement, continue to consider alternative transactions that would permit recoveries to creditors greater than those expected under the Amended Plans.

The Debtors anticipate making further amendments to the Amended Plans, including: (a) redesignating Covanta Equity of Stanislaus, Inc. and Covanta Equity of Alexandria/Arlington, Inc. from liquidating Debtors to reorganizing Debtors in order to implement an intercompany sale associated with the Warren restructuring; (b) redesignating one or more additional Debtors from liquidating Debtors to reorganizing Debtors in order to implement the CPIH restructuring;
(iii) deleting CTB as a reorganizing Debtor, such that both CTC and CTB will remain debtors-in-possession after the Amended Plans are confirmed with respect to the other Debtors that are the subject of the Amended Plans; and (iv) providing for the rejection by CEG of its guarantees of CTB and CTC's obligations relating to the construction, operation and maintenance of the Tampa Water Facility.

A.       The Reorganization Plan

         The Reorganization Plan provides for, among other things, the following distributions:

         (i)   Secured Claims

On account of their allowed secured claims, the bank lenders and the 9.25% debenture holders would receive, in the aggregate, a distribution consisting of
(i) the cash available for distribution after payment by the Company of exit costs necessary to confirm the Amended Plans and establishment of required reserves pursuant to the Amended Plans, (ii) $200 million in principal amount of new high-yield secured notes accreting to an aggregate principal amount of $225 million, (iii) shares of preferred stock issued by the Company's subsidiary, Covanta Power International Holdings, Inc. ("CPIH"), with an aggregate liquidation preference of $30 million, (iv) a term loan obligation of CPIH in the principal amount of $80 million, and (v) warrants exercisable for forty-nine and ninety-nine hundreths percent (49.99%) of the Company's common stock. CPIH will be the owner of the Company's international subsidiaries. The aggregate distribution to all holders of allowed secured claims would be made on a pro rata basis between the bank lenders, on the one hand, and the 9.25% debenture holders, on the other, based on the respective amounts of their allowed secured claims. The actual form of consideration distributed to each holder of an allowed secured claim would vary, however, depending upon whether or not such holder participates as a lender in either the new letter of credit facility or the new revolving credit facility in connection with the Company's emergence from bankruptcy.

Under the Reorganization Plan, the distribution among the bank lenders would be adjusted to reflect the priority rights of certain bank lenders that arose pursuant to a pre-petition Intercreditor Agreement, entered into in connection with the Master Credit Facility, as amended.

Additionally, the Reorganization Plan incorporates the terms of a pending settlement of litigation that had been commenced during the Chapter 11 Cases by the Creditors Committee challenging the validity of the lien asserted on behalf of the holders of the 9.25% debentures (the "9.25% Debenture Adversary Proceeding"). Pursuant to the proposed settlement, holders of general unsecured claims against the Company would be entitled to receive 12.5% of the value that would otherwise be distributable to the holders of 9.25% debenture claims that participate in the settlement. However, each holder of a 9.25% debenture claim would have the opportunity to opt-out of participation in the settlement, in which case such holder would not receive a release with respect to the 9.25% Debenture Adversary Proceeding. In the event that holders of 9.25% debentures with claims in excess of $10 million opt out of the settlement, such holders would not receive any distribution under the Reorganization Plan until the 9.25% Debenture Adversary Proceeding has been resolved.

         (ii)  Unsecured Claims against Operating Company Subsidiaries

The holders of allowed unsecured claims against any of the Company's operating subsidiaries would receive new unsecured notes in a principal amount equal to the amount of their allowed unsecured claims.

         (iii) Unsecured Claims against Covanta Energy Corporation and Holding Company Subsidiaries

The holders of allowed unsecured claims against Covanta Energy Corporation or certain of its holding company subsidiaries would receive, in the aggregate, a distribution consisting of (i) warrants exercisable for seven and one half percent (7.5%) of the Company's common stock, (ii) shares of preferred stock issued by the Company's subsidiary, CPIH, with an aggregate liquidation preference of $3 million, (iii) a participation interest equal to 5% of the first $80 million in proceeds received in connection with the sale or other disposition of CPIH and its subsidiaries, and (iv) the recoveries, if any, from avoidance actions brought against unsecured creditors of the Company and its subsidiaries. Additionally, each holder of an allowed unsecured claim against the Company or certain of its holding company subsidiaries would be entitled to receive its pro-rata share of 12.5% of the value that would otherwise be distributable to the holders of 9.25% debenture claims that participate in the settlement of the 9.25% Debenture Adversary Proceeding pursuant to the Reorganization Plan.

         (iv)  Subordinated Claims of holders of Convertible Subordinated Bonds

The holders of the Company's convertible subordinated bonds would not receive any distribution or retain any property pursuant to the proposed Reorganization Plan unless amended. The convertible subordinated bonds would be cancelled on the effective date of the proposed Reorganization Plan.

         (v)   Equity interests of common and preferred stockholders

The holders of equity interests of the Company's preferred and common stock would not receive any distribution or retain any property pursuant to the Reorganization Plan. The preferred stock and common stock would be cancelled on the effective date of the proposed Reorganization Plan.

B.       The Heber Reorganization Plan

The Heber Reorganization Plan contemplates that the Company would sell its interests in certain geothermal energy projects in Heber, California (the "Geothermal Business") either pursuant to section 363 of the Bankruptcy Code or the Heber Reorganization Plan, as contemplated by that certain Amended and Restated Ownership Interest Purchase Agreement, by and among Covanta Heber Field Energy, Inc., Heber Field Energy II, Inc., ERC Energy, Inc., ERC Energy II, Inc. Heber Loan Partners, Covanta Power Pacific, Inc. and Covanta Energy Americas, Inc. (collectively, the "Sellers") and Covanta and Caithness Heber Field I, LLC, Caithness Heber Field II, LLC, Caithness Heber Geothermal I, LLC, Caithness Heber Geothermal II, LLC, Caithness Mammoth, LLC, Caithness SIGC GP, LLC and Caithness SIGC LP, LLC (collectively, the "Proposed Buyers") dated as of September 25, 2003 (as such agreement may be amended, modified or terminated pursuant to the terms thereof, the "Heber Purchase Agreement"). Pursuant to the Heber Purchase Agreement, the Sellers, in consultation with the Proposed Buyers, shall determine whether to accomplish the resolution of the Chapter 11 Cases of the Heber Debtors through a sale pursuant to section 363 of the Bankruptcy Code or through the Heber Reorganization Plan. On September 8, 2003 the Debtors filed a motion (the "Heber Sale Motion"), seeking, among other things, (i) entry of an Order establishing competitive bidding and auction procedures for the Geothermal Business; (ii) approval of the sale (without prejudice to the Proposed Buyers' rights under the Heber Purchase Agreement, the "Geothermal Sale") of the Geothermal Business to the Proposed Buyers pursuant to the Heber Purchase Agreement, subject to higher or better offers under the Bankruptcy Court-approved bidding and auction procedures, pursuant to either the Heber Sale Motion or the Heber Reorganization Plan (the "Heber Alternative Transaction");
(iii) and the dismissal of the Heber Debtors' Chapter 11 Cases as contemplated by the Heber Sale Motion or the Heber Alternative Transaction, as applicable (the "Heber Debtor Dismissal"). On the same day, the Heber Debtors filed their original proposed plan of reorganization, which was subsequently amended as provided in the Heber Reorganization Plan. On September 29, 2003, the Bankruptcy Court entered an order (the "Heber Bidding Procedures Order"), approving the bidding procedures and establishing November 19, 2003 as the date of the Auction (as defined in the Heber Bidding Procedures Order) and the hearing to consider approval of the Geothermal Sale, either pursuant to the Heber Sale Motion or the Heber Reorganization Plan (the "Approval Hearing"). If the Bankruptcy Court confirms the Heber Reorganization Plan at the Approval Hearing, the Debtors will withdraw the request for the Heber Debtor Dismissal as provided in the Heber Sale Motion.

The Reorganization Plan and the Heber Reorganization Plan are premised on the consummation of the Geothermal Sale, as the proceeds of the Geothermal Sale will provide the Company and its affiliates with funds necessary to emerge from their respective Chapter 11 Cases.

C.       The Liquidation Plan

The Liquidation Plan provides for the complete liquidation of those of the Company's subsidiaries that have been designated as liquidating entities. Apart from the disposition of the businesses associated with the Arrowhead Pond of Anaheim arena in Anaheim, California, substantially all of the assets of these liquidating entities have already been sold. The Liquidation Plan contemplates that creditors of the liquidating entities would not receive any distribution in connection with the Amended Liquidation Plan, other than those administrative creditors with respect to claims against the liquidating entities that have been incurred in the implementation of the Liquidation Plan.

Reorganization Disclosure

On October 10, 2003, the Company filed a motion with the Bankruptcy Court (the "Motion") with the support of Bank of America, N.A. and Deutsche Bank, A.G., co-agents of the prepetition secured bank lenders and the DIP Lenders and the Creditors Committee, seeking entry of an order (i) authorizing Covanta to enter into an agreement (the "Mackin Agreement") between the Company and Scott G. Mackin, the then President/Chief Executive Officer of Covanta and (ii) approving the terms of the Mackin Agreement. Pursuant to the Mackin Agreement, Mr. Mackin resigned as President/CEO of Covanta on November 5, 2003, following the approval of the Mackin Agreement in its entirety by the Bankruptcy Court and payment of amounts stated below to Mr. Mackin (such date, the "Resignation Date"). In order to retain the critical knowledge and insight of the waste-to-energy business which Mr. Mackin possesses and to further strengthen reorganized Covanta, the Mackin Agreement provides that Covanta shall engage Mr. Mackin as a consultant to the Debtors and reorganized Covanta immediately upon the Resignation Date for a term ending on the second anniversary of the Resignation Date, and Mr. Mackin shall remain a member of the Board of Directors of Covanta until the effective date of the Reorganization Plan. Additionally, pursuant to the Mackin Agreement, Mr. Mackin has agreed to a three-year non-compete with Covanta's waste-to-energy business and has agreed not to work directly or indirectly for client communities of Covanta's waste-to-energy business for three years following the Resignation Date. A hearing was held before the Bankruptcy Court in connection with this motion on October 30, 2003 and the Bankruptcy Court entered an order approving the Motion on November 3, 2003. Pursuant to the terms of the Mackin Agreement, Mr. Mackin received his severance pay and $1.0 million in consulting fees as of the Resignation Date. Mr. Mackin will receive the remaining $750,000 in consulting fees and approximately $2.3 million in long-term incentive plan payments in addition to bonuses and vested retirement benefits over the following two years in accordance with the Mackin Agreement.

In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred during the nine and three month periods ended September 30, 2003 (in thousands of dollars):

                                                 For the Nine      For the Three
                                                 Months Ended      Months Ended

Legal and professional fees                        $  29,552         $  10,834
Severance, retention and office closure costs          2,869               634
Bank fees related to DIP Credit Facility               1,419               341
Other                                                 26,886            22,999
                                                   ---------         ---------
Total                                              $  60,726         $  34,808
                                                   =========         =========


Other includes a $3.3 million accrual for disputes related to royalty payments, $12.4 million for the restructuring of an energy project and $10.2 million charge related to workers compensation insurance for the nine months ended September 30, 2003.

Also in accordance with SOP 90-7, interest expense of $0.2 and $0.7 million for the three and nine month periods ended September 30, 2003, respectively, has not been recognized on approximately $10.2 million of other unsecured debt due to the sellers of certain independent power projects because the Company currently believes this interest will not ultimately be paid.

Pursuant to SOP 90-7, the Company has segregated and classified certain pre-petition obligations as Liabilities subject to compromise. Liabilities subject to compromise have been recorded at the likely allowed claim amount. The following table sets forth the estimated liabilities of the Company subject to compromise at September 30, 2003 (in thousands of dollars):


         Debt                                               $110,485
         Debt under credit arrangement                       144,690
         Accounts payable                                     59,562
         Other liabilities                                   200,684
         Obligations related to the Centre and the Team      162,406
         Obligations related to Arrowhead Pond               106,269
         Convertible Subordinated Debentures                 148,650
                                                            --------
         Total                                              $932,746
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

              DEBTORS' CONDENSED COMBINED STATEMENTS OF OPERATIONS
                            (In Thousands of Dollars)

                                                                                                              For the Period
                                                  For the Three        For the Three       For the Nine       April 1, 2002
                                                  Months Ended         Months Ended        Months Ended      through September
                                               September 30, 2003  September 30, 2002   September 30, 2003       30, 2002
                                               ------------------  ------------------   ------------------   -----------------
Total revenues                                       $143,221            $ 142,819           $ 435,391           $ 285,548
Operating costs and expenses                          125,159              111,093             344,344             224,455
Cost allocation to from non-Debtor subsidiaries       (12,289)               6,309            (12,564)              14,220
Write down of assets held for use                           -                    -                   -              22,195
Obligations related to assets held for sale                 -                    -                   -              40,000
Equity in earnings of non-Debtor
   Subsidiaries (net of tax benefit
   (expense) of $2,441, ($2,248), $8,721 and
   ($11,354), respectively                             (4,051)              19,125             (10,578)            (61,880)
                                                     --------            ---------           ---------           ---------
Operating income (loss)                                26,300               44,542              93,033             (77,202)
Reorganization items                                  (34,808)             (16,837)            (60,726)            (32,803)
Interest expense, net                                  (8,352)              (9,678)            (27,650)            (18,107)
                                                     --------            ---------           ---------           ---------
Income (loss) before income taxes (excluding
   taxes applicable to non-Debtor
   subsidiaries), minority interests and
   cumulative effect of change in accounting
   principle                                          (16,860)              18,027               4,657            (128,112)
Income tax (expense) benefit                            7,333                  (44)             (8,677)              5,780
Minority interests                                       (733)                (524)             (2,217)             (1,776)
Cumulative effect of change in accounting
   principle (net of tax benefit of $1,364)                 -                    -              (2,063)                  -
                                                     --------            ---------           ---------           ---------
Net income (loss)                                    $(10,260)           $  17,459           $  (8,300)          $(124,108)
                                                     ========            =========           =========           =========


                   DEBTORS' CONDENSED COMBINED BALANCE SHEETS
                            (In Thousands of Dollars)

                                          September 30, 2003   December 31, 2002
                                          ------------------   -----------------
Assets:
Current assets                               $   420,824          $   414,907
Property, plant and equipment-net              1,095,061            1,173,222
Investments in and advances to investees
   and joint ventures                              3,815                3,815
Other assets                                     358,188              358,753
Investments in and advances to non-Debtor
   subsidiaries, net                             203,445               84,678
                                             -----------          -----------
Total Assets                                 $ 2,081,333          $ 2,035,375
                                             ===========          ===========
Liabilities:
Current liabilities                          $   185,032          $   161,908
Long-term debt                                    28,337               34,969
Project debt                                     828,394              931,568
Deferred income taxes                            187,850              136,498
Other liabilities                                 92,954               49,474
Liabilities subject to compromise                932,746              892,012
Minority interests                                 3,476                1,259
                                             -----------          -----------
Total liabilities                              2,258,789            2,207,688
Shareholders' Deficit                           (177,456)            (172,313)
                                             -----------          -----------
Total Liabilities and Shareholders' Deficit  $ 2,081,333          $ 2,035,375
                                             ===========          ===========


                           DEBTORS' CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                        (In Thousands of Dollars)


                                                  For the Nine Months ended    For the Period April 1, 2002
                                                     September 30, 2003         through September 30, 2002
                                                     ------------------         --------------------------
Net cash provided by operating activities               $  88,234                      $ 45,080

Net cash used in investing activities                      (6,566)                       (8,004)

Net cash used in financing activities                     (53,717)                      (19,947)
                                                        ---------                      --------

Net increase in Cash and Cash Equivalents                  27,951                        17,129

Cash and Cash Equivalents at Beginning of Period           80,813                        65,791
                                                        ---------                      --------

Cash and Cash Equivalents at End of Period              $ 108,764                      $ 82,920
                                                        =========                      ========

The Debtors' Statements present the non-Debtor subsidiaries on the equity method. Under this method, the net investments in, and advances to, non-Debtor subsidiaries are recorded at cost and adjusted for the Debtors' share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The Debtors' Statements also include an allocation of $(12.6) million to the Debtors and $14.2 million from the Debtors for the nine month period ended September 30, 2003 and the period from April 1, 2002 through September 30, 2002, respectively, of costs incurred by the non-Debtor subsidiaries that provide significant support to the Debtors, offset by costs incurred by the Debtor subsidiaries that provide significant support to the non-debtors. All of the assets and liabilities of the Debtors and non-Debtors are subject to revaluation upon emergence from bankruptcy.

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

Revenues and loss from discontinued operations for the nine months ended September 30, 2002 are as follows (expressed in thousands of dollars):


Revenues                                                $   10,963
                                                        ----------
Loss on disposal of businesses                          $  (17,110)
Operating loss                                                (987)
Interest expense - net                                          33
                                                        ----------
Loss before income taxes
   and minority interests                                  (18,064)
Income tax expense                                             (15)
Minority interests                                             213
                                                        ----------
Loss from discontinued operations                       $  (17,866)
                                                        ==========

Earnings (Loss) Per Share:

                                                         For the Three Months Ended September 30,
                                                       2003                                    2002
                                      ------------------------------------------------------------------------------
                                                    (In Thousands of Dollars, Except Per Share Amounts)
                                        Income        Shares       Per share      Loss          Shares     Per share
                                      (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)   Amount
                                      -----------  -------------    ------     -----------  -------------   ------
Basic Earnings (Loss)
Per Share:
Income (loss) from continuing
    operations                          $(10,260)                                $ 17,459
Less: Preferred stock
    dividend                                   -                                        -
                                        ---------                                --------
Income (loss) to common stockholders    $(10,260)        49,821     $ (0.21)     $ 17,459         49,802     $ 0.35
                                        =========        ======     ========     ========         ======     ======

Effect of Dilutive Securities:
    Stock options                                           (A)                                      (A)
    Restricted stock                                        (A)                                       26
    Convertible preferred stock                             (A)                                      198
    6% convertible debentures                                 -                                      (A)
    53/4% convertible debentures                              -                                      (A)
                                                         ------                                      ---
Diluted Earnings (Loss)
Per Share:
Income (loss) to common stockholders    $(10,260)        49,821     $ (0.21)     $ 17,459         50,026     $ 0.35
                                        =========        ======     ========     ========         ======     ======

                                                          For the Nine Months Ended September 30,
                                                       2003                                    2002
                                      ------------------------------------------------------------------------------
                                                    (In Thousands of Dollars, Except Per Share Amounts)
                                        Income        Shares       Per share      Loss          Shares     Per share
                                      (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)   Amount
                                      -----------  -------------    ------     -----------  -------------   ------
Basic Earnings (Loss)
Per Share:
Income (loss) from continuing
    operations                          $    238                                $(157,194)
Less: Preferred stock
    dividend                                   -                                       16
                                        ---------                               ----------
Income (loss) to common stockholders    $    238         49,818      $    -     $(157,210)        49,791    $ (3.16)
                                                         ======      =======    ==========        ======    =======
Loss from discontinued operations                                               $ (17,866)        49,791    $ (0.36)
                                                                                ==========        ======    =======
Cumulative effect of change in
    accounting principles               $ (8,538)        49,818      $(0.17)    $  (7,842)        49,791    $ (0.16)
                                        =========        ======      =======    ==========        ======    =======

Effect of Dilutive Securities:
    Stock options                                           (A)                                      (A)
    Restricted stock                                          2                                      (A)
    Convertible preferred stock                              66                                      (A)
    6% convertible debentures                                 -                                      (A)
    53/4% convertible debentures                              -                                      (A)
                                                              -                                      ---
                                                         ------
Diluted Earnings (Loss)
Per Share:
Income (loss) to common stockholders    $    238         49,886     $     -     $(157,210)        49,791    $ (3.16)
                                        =========        ======     =======     ==========        ======    ========
Loss from discontinued operations              -              -           -     $ (17,866)        49,791    $ (0.36)
                                                                                ==========        ======    ========
Cumulative effect of change in
    accounting principles               $ (8,538)        49,886     $ (0.17)    $  (7,842)        49,791    $ (0.16)
                                        =========        ======     ========    ==========        ======    ========


(A) Antidilutive

Basic earnings per common share was computed by dividing net income (loss), reduced by preferred stock dividends, by the weighted average of the number of shares of common stock outstanding during each period.

Diluted earnings per common share was computed on the assumption that all convertible debentures, convertible preferred stock, restricted stock and stock options converted or exercised during each period, or outstanding at the end of each period were converted at the beginning of each period on the date of issuance or grant, if dilutive. This computation provides for the elimination of related convertible debenture interest and preferred dividends.

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was 3,043,000 and 3,132,000 for the three and nine month periods ended September 30, 2003 and 3,653,000 and 3,704,000 for the three and nine months ended September 30, 2002, respectively. Shares of common stock to be issued, assuming conversion of convertible preferred stock, the 6% convertible debentures, the 5 3/4% convertible debentures, stock options and unvested restricted stock issued to employees and directors were not included in computation of diluted earnings per share if to do so would have been antidilutive.

The common stock excluded from the calculation were zero in the third quarter of 2003 and 1,524,000 in the third quarter of 2002 for the 5 3/4% convertible debentures; 198,000 and zero in the third quarter of 2003 and the third quarter of 2002, respectively for convertible preferred stock; and 3,000 and zero in the third quarter of 2003 and the third quarter of 2002 for unvested restricted stock issued to employees.

The common stock excluded from the calculation were zero for the nine months ended September 30, 2003 and 1,211,000 for the nine months ended September 30,2002 for the 6% convertible debentures; zero for the nine months ended September 30, 2003 and 1,524,000 for the nine months ended September 30, 2002 for the 5 3/4% convertible debentures; 132,000 and 198,000 for the nine months ended September 30, 2003 and the nine months ended September 30, 2002, respectively for convertible preferred stock; and 4,000 and 38,000 for the nine months ended September 30, 2003 and the nine months ended September 30, 2002 for unvested restricted stock issued to employees.

Special Charges:

The following is a summary of costs and related payments made during the three and nine months ended September 30, 2003 (expressed in thousands of dollars):

                                     Balance                               Balance
                                    Sheet at    Charges for   Amounts      Sheet at
                                    December    Continuing    Paid In      September
                                    31, 2002    Operations      2003       30, 2003
                                   -------------------------------------------------
2003
Severance for approximately
   216 New York city employees       $ 1,600      $     -    $   (325)      $ 1,275
Severance for approximately
   80 Energy employees                 2,500            -        (136)        2,364
Severance for approximately
   71 Employees terminated post
   petition                            4,350            -      (1,550)        2,800
Key employee retention plan              700        1,800      (1,075)        1,425
Contract termination settlement          400            -           -           400
Bank fees                             34,000            -           -        34,000
Office closure costs                   1,200            -        (335)          865
                                     -------      -------    --------       -------

Total                                $44,750      $ 1,800    $ (3,421)      $43,129
                                     =======      =======    =========      =======

                                    Balance                                Balance
                                    Sheet at    Charges for   Amounts      Sheet at
                                      June      Continuing    Paid In      September
                                    30, 2003    Operations      2003       30, 2003
                                   -------------------------------------------------
2003
Severance for approximately
   216 New York city employees       $ 1,275      $     -    $      -       $ 1,275
Severance for approximately
   80 Energy employees                 2,387            -         (23)        2,364
Severance for approximately
   71 Employees terminated post
    petition                           2,907            -        (107)        2,800
Key employee retention plan            1,900          600      (1,075)        1,425
Contract termination settlement          400            -           -           400
Bank fees                             34,000            -           -        34,000
Office closure costs                   1,200            -        (335)          865
                                     -------      -------    --------       -------

Total                                $44,069      $   600    $ (1,540)      $43,129
                                     =======      =======    =========      =======

Restatement of Quarterly Results of Operations for 2002

Subsequent to the issuance of the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, it was determined that the results of operations of two energy subsidiaries in Thailand that were disposed of in March 2002 should have been classified in discontinued operations under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The results of operations of these subsidiaries had previously been disclosed and reported in continuing operations in the Company's 2002 interim unaudited condensed consolidated financial statements. As a result, the Company's condensed consolidated financial information for the nine months ended September 30, 2002 has been restated from the amounts previously reported to present the results of operations of the energy subsidiaries in Thailand in discontinued operations. These changes had no effect on the Company's reported 2002 quarterly net loss or financial position.

The following table summarizes the results of operations, including the effect of the restatement of the nine months ended September 30, 2002 (In thousands of dollars, except per-share amounts):


  Nine Months Ended                        September 30, 2002
  ---------------------------------------------------------------
                                            As
                                        Previously
                                         Reported     As Restated
                                        ---------     -----------
  Total revenues from continuing
  operations                            $ 722,448      $ 694,484
                                        ---------      ---------
  Loss from continuing operations       $(175,060)     $(157,194)
                                        ---------      ---------
  Loss from discontinued operations             -        (17,866)
  Cumulative effect of change
      in accounting principle              (7,842)        (7,842)
                                        ---------      ---------
  Net loss                              $(182,902)     $(182,902)
                                        =========      =========
  Basic loss per common share:
  Loss from continuing operations       $   (3.52)     $   (3.16)
  Loss from discontinued operations             -          (0.36)
  Cumulative effect of change
      in accounting principle               (0.16)         (0.16)
                                        ---------      ---------
  Total                                 $   (3.68)     $   (3.68)
                                        =========      =========
  Diluted loss per common share:
  Loss from continuing operations       $   (3.52)     $   (3.16)
  Loss from discontinued operations             -      $   (0.36)
  Cumulative effect of change
     in accounting principle                (0.16)         (0.16)
                                        ---------      ---------
  Total                                 $   (3.68)     $   (3.68)
                                        =========      =========

Business Segments

The Company's reportable segments are: Domestic energy and water, International energy and Other. The segment information for the prior year has been restated to conform with the current segments.

Covanta's two energy segments develop, operate and in some cases own, domestic and international energy generating facilities that utilize a variety of fuels, as well as water and wastewater facilities that serves communities on a long-term basis. The Other segment is primarily comprised of non-energy businesses of the Company.

Revenues and income (loss) from continuing operations by segment for the nine and three month periods ended September 30, 2003 and 2002 (expressed in thousands of dollars) were as follows:

                                                              Nine Months Ended         Three Months Ended
                                                                September 30,              September 30,
                                                              2003         2002          2003        2002
--------------------------------------------------------------------------------------------------------------
Revenues:

Domestic energy and water                                  $ 545,117    $ 537,881     $ 177,734    $ 182,494
International energy                                         130,602      140,669        42,008       49,184
Other                                                          3,422       15,934         1,032        3,106
                                                           ---------    ---------     ---------    ---------

Total revenue                                                679,141      694,484       220,774      234,784
                                                           ---------    ---------     ---------    ---------

Income (loss) from operations:
Domestic energy and water                                    117,140      103,476        30,483       30,740
International energy                                          28,446       26,021         9,657       12,865
Other                                                        (16,723)     (14,930)      (16,150)      13,858
Write down of assets held for use or sale:
   Domestic energy and water                                       -      (22,195)            -            -
   International energy                                            -      (78,452)            -            -
   Other                                                           -      (40,000)            -            -
Corporate unallocated income
   and expenses-net                                          (26,441)     (59,023)        1,939       (6,908)
                                                           ---------    ---------     ---------    ---------

Operating income (loss)                                      102,422      (85,103)       25,929       50,555

Interest expense - net                                       (30,686)     (34,752)       (9,359)     (12,088)
Reorganization items                                         (60,726)     (32,803)      (34,808)     (16,837)
                                                           ---------    ---------     ---------    ---------

Income (loss) from continuing operations before income
taxes, minority interests, discontinued operations and
the cumulative effect of change in accounting principle    $  11,010    $(152,658)    $ (18,238)    $ 21,630
                                                           =========    =========     =========     ========

Summarized Unaudited Financial Information of Investments in and Advances to Investees and Joint Ventures

The following disclosure of unaudited results of operations and financial position are presented as required by the SEC's rules pursuant to Regulation S-X Rule 4-08(g) and 3-09 (expressed in thousands of dollars):


                                                                              Mammoth
                                                                              Pacific       Haripur Barge
                                                         Quezon Power          Plant           Plant
                                                      (The Philippines)   (United States)   (Bangladesh)
                                                      -----------------   ---------------   -------------
Condensed Statements of Operations
for the three months ended September 30, 2003:
Revenues                                                    $  49,774         $  4,456         $  8,800
Operating income                                               25,948            1,394            4,947
Net income                                                     16,391            1,404            2,109
Company's share of net income                                   4,282              702              951

Condensed Statements of Operations
for the three months ended September 30, 2002:
Revenues                                                    $  57,231         $  4,756         $  8,754
Operating income                                               32,169            1,886            4,836
Net income                                                     22,570            1,899            1,672
Company's share of net income                                   5,896              949              754

Condensed Statements of Operations
for the nine months ended September 30, 2003:
Revenues                                                    $ 148,485         $ 12,429         $ 25,453
Operating income                                               76,784            3,215           14,650
Net income                                                     47,209            1,144            5,761
Company's share of net income                                  12,333              572            2,598

Condensed Statements of Operations
for the nine months ended September 30, 2002:
Revenues                                                    $ 151,491         $ 10,808         $ 25,373
Operating income                                               74,860            2,258           14,499
Net income                                                     45,968            2,859            4,968
Company's share of net income                                  12,009            1,430            2,240

                                                                              Mammoth
                                                                              Pacific       Haripur Barge
                                                         Quezon Power          Plant           Plant
                                                      (The Philippines)   (United States)   (Bangladesh)
                                                      -----------------   ---------------   -------------

Condensed Balance Sheets at September 30, 2003:
Current assets                                              $ 145,782         $ 13,723         $ 24,532
Non-current assets                                            744,286           89,163           96,684
Total assets                                                  890,068          102,886          121,216
Current liabilities                                            52,975              653           15,991
Non-current liabilities                                       538,528            2,931           63,900
Total liabilities                                             591,503            3,584           79,891

Condensed Balance Sheets at December 31, 2002:
Current assets                                              $ 115,344         $ 10,048         $ 24,065
Non-current assets                                            759,278           92,172          100,524
Total assets                                                  874,622          102,220          124,589
Current liabilities                                            59,940              862           12,160
Non-current liabilities                                       538,528                -           71,300
Total liabilities                                             598,468              862           83,460

The Companies share of each of the net assets shown above is less than five percent of the Company's consolidated assets.

Quezon Power

Manila Electric Company ("Meralco"), the power purchaser for the Company's Quezon Project (the "Quezon Project"), is engaged in discussions and legal proceedings with the government of The Philippines relating to Meralco's financial condition. The Quezon Project is currently in negotiations with Meralco to amend the Power Purchase Agreement to address concerns about Meralco's ability to meet its offtake obligations under that Agreement. Lenders to the Quezon Project have expressed concern about the resolution of those matters, as well as compliance with the Quezon Project operational parameters and the Quezon Project's failure to obtain required insurance coverages, as these matters relate to requirements under the applicable debt documents. Although Covanta believes that the facility is operated in accordance with applicable requirements, it has implemented certain operational changes and is discussing amendments to the Quezon Project documents with the Quezon Project participants to address those concerns. The Quezon Project is also seeking the extension of an existing waiver permitting it to continue to forego obtaining the coverage in question on the grounds that these coverages are not commercially available.

New Martinsville

The initial term lease under an operating agreement between Covanta New Martinsville Hydroelectric Corp. and General Electric Capital Corporation to operate New Martinsville Hydroelectric Project (the "Hydro Project") expired on October 18, 2003. Covanta Power Plant Operations entered into an interim operations and maintenance agreement to operate the Hydro Project through December 31, 2003.

Credit Arrangements

See Note 17 to the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2002 for a description of the Company's Credit Arrangements. The DIP Credit Facility initially was scheduled to mature on April 1, 2003. On March 28, 2003 the DIP Credit Facility was extended through October 1, 2003 and on September 15, 2003 was extended through April 1, 2004.

The DIP Credit Facility as of October 31, 2003 is approximately $208.0 million facility. The DIP Credit Facility comprises two tranches. The Tranche A Facility provides the Company with a credit line of approximately $9.3 million in commitments for the issuance of certain letters of credit and for cash borrowings under a revolving credit line. On July 1, 2003, the Tranche A Facility was reduced by $2.3 million, and will be reduced by an additional $0.2 million each month, in commitments for letters of credit as a result of the reduced need for a letter of credit in connection with the Company's Hennepin project. As of October 20, 2003, $7.6 million in letters of credit were outstanding under Tranche A. The Tranche B Facility consists of approximately $198.7 million in commitments solely for the extension or issuance of letters of credit to replace certain letters of credit existing at the time the DIP Credit Facility was put in place. On October 1, 2003, the Tranche B Facility was reduced by $22.5 when the beneficiary drew upon two letters of credit under the Tranche B Facility. The Company repaid the DIP Lenders for the drawn letters of credit out of working capital on October 1, 2003.

Contingent Liabilities

At September 30, 2003, the Company has surety bonds covering the following obligations not reflected as a liability in the Condensed Consolidated Balance
Sheet: performance under construction contracts of approximately $29.6 million, performance under its wastewater treatment operating contracts of approximately $12.7 million, possible closure costs for various energy projects of approximately $10.8 million and performance of contracts related to non-energy businesses of approximately $43.2 million.

The Company also has additional guarantees that include approximately $22.1 million related to international energy projects, and approximately $7.5 million related to a lease reserve account at a domestic project for the geothermal business.

At September 30, 2003, capital commitments for continuing operations amounted to $11.2 million for normal replacement and growth in energy facilities. Other capital commitments for Domestic Energy and Water and International Energy as of September 30, 2002 amounted to approximately $29.8 million. Included in this amount are commitments to pay $5.3 million, $3.3 million and $2.0 million in 2007, 2008, and 2009 respectively, for a service contract extension at an energy facility, a commitment of $1.6 million for an energy facility project in Italy and a $6.4 million required contribution to the corporate pension plan during 2003. The Company expects these commitments to be funded through operations.

The Company is party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assesses the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss, an estimate of the ultimate outcome. If the Company can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. Generally claims and lawsuits against the Debtors arising from events occurring prior to the Petition Date will be resolved pursuant to the Company's confirmed Plan of Reorganization.

Subsidiaries of the Company which are intended to be liquidated (see discussion above in Developments in Plan of Reorganization - C. The Liquidation Plan) are defendants in two legal proceedings in which the aggregate claims against such subsidiaries may exceed $85 million. Because the Liquidation Plan does not contemplate that creditors of liquidating entities will receive any distribution, these entities do not intend to defend these cases and the restructured Company should have no further financial responsibility regarding these matters.

Ogden New York Services, Inc. ("Ogden New York"), is a defendant in two separate lawsuits brought by United Air Lines, Inc. ("United") and American Airlines, Inc. ("American"), (collectively, the "Airlines Lawsuits") filed in the Supreme Court of the State of New York, which have been consolidated for joint trial. The lawsuits seek a judgment declaring that Ogden New York is responsible for petroleum contamination at airport terminals formerly or currently leased by United and American at New York's Kennedy International Airport ("JFK Airport"). United seeks approximately $1.9 million in remediation costs and legal expenses, as well as certain declaratory relief, against Ogden New York and four airlines, including American. American seeks approximately$74.5 million in remediation costs and legal fees from Ogden New York and United. Ogden New York disputes the allegations and believes that the damages sought are overstated in view of the airlines' responsibility for the alleged contamination and that Ogden New York has defenses under its respective leases and Port Authority permits. This litigation has been stayed as to Ogden New York as a result of its Chapter 11 filing. Ogden New York believes that the claims asserted by United and American are prepetition unsecured obligations of Ogden New York (a liquidating Debtor) treated under the amended Liquidation Plan, and that therefore the Company would have no further financial responsibility regarding those matters.

The Martin County Coal Corporation and others (the "Third Party Plaintiffs") have joined Ogden Environmental and Energy Services ("OEES"), a liquidating Debtor subsidiary of Covanta, as a third party defendant to several pending Kentucky state court litigations arising from an October 2000 failure of a mine waste impoundment that resulted in the release of approximately 250 million gallons of coal slurry. Third Party Plaintiffs allege that OEES is liable to Martin County Coal in an unspecified amount for contribution and/or indemnification arising from an independent contractor agreement to perform engineering and technological services with respect to the impoundment from 1994 to 1996. Prior to being joined, OEES had not been a party to the underlying litigation, some of which had been pending for two years. Plaintiffs in the underlying action (the "First Party Plantiffs"), have also indicated that they will seek to join OEES to the litigation. On April 30, 2003, the Bankruptcy Court entered an agreed-upon order by which Plaintiffs may liquidate their claims (if any) against OEES, but may not recover or execute judgment against OEES. To date, First Party Plaintiffs have not sought similar relief from the Bankruptcy Court and thus the automatic stay continues to bar joinder of OEES as a direct defendant. Because OEES is a liquidating Debtor and it does not appear that creditors will receive any recoveries from OEES's estate, the Debtors have informed counsel to the other parties to this case that it does not intend to participate in the litigation or defend against claims asserted against OEES. Because the extent to which OEES is responsible for the impoundment failure will be a determinate of the amount that other defendants are ultimately responsible for damages due to injured parties, OEES's liability is likely to be contested by the other parties to the case, regardless of OEES's non-participation.

Supplemental Disclosure of Cash Flow Information

The Hennepin restructuring was a noncash transaction, which included the Company recording decreases to property, plant, and equipment-net of $84.2 million and to project debt of $63.0 million.

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

Quarter Ended September 30, 2003 vs. Quarter Ended September 30, 2002


Consolidated Results

Service revenues for the third quarter of 2003 were $125.5 million, an increase of $0.9 million compared to $124.6 million in the third quarter of 2002. The increase was primarily due to a $2.8 million increase in Domestic energy and water segment service revenue mainly related to increased waste tonnage processed and service fee escalations, partially offset by a $2.0 million decrease in Other segment service revenues related to the wind-down and sale of non-energy businesses.

Electricity and steam sales for the third quarter of 2003 were $93.8 million, a decrease of $4.4 million from the corresponding period in 2002. The decrease was primarily related to a $6.1 million decrease in International energy segment electricity and steam sales due to lower dispatch and reduced fuel pass-through costs.

Construction revenues for the third quarter of 2003 were $1.5 million, a decrease of $10.3 million, compared to $11.8 million in the third quarter of 2002, primarily due to the Company's substantial completion of construction of the desalination project in Tampa, Florida. See Notes to Condensed Consolidated Financial Statements for further discussion.

Other revenues-net for the third quarter of 2003 were comparable to the third quarter of 2002.

Plant operating expenses for the third quarter of 2003 were comparable to the third quarter of 2002.

Construction costs for the third quarter of 2003 were $6.3 million, a decrease of $7.0 million compared to $13.3 million in the third quarter of 2002. The decrease is primarily due to the Company's substantial completion of construction of the desalination project in Tampa, Florida. A charge of $4.5 million is included in 2003 consisting of $3.0 million for reserve against retainage receivables and $1.5 million in additional costs associated with completion of the desalination project. See Notes to Condensed Consolidated Financial Statements for further discussion.

Debt service charges for the third quarter of 2003 were $19.3 million, a decrease of $2.6 million compared to $21.9 million in the third quarter of 2002. The decrease is primarily the result of a reduction in project debt and a decline in variable interest rates from the prior year.

Other operating costs and expenses were $2.0 million for the third quarter of 2003, a decrease of $3.2 million compared to $5.2 million in the third quarter of 2002 primarily due to the wind-down of non-energy businesses.

Selling, administrative and general expenses for the third quarter of 2003 were $7.8 million, a decrease of $5.0 million compared to $12.8 million for the same period in 2002 primarily due to a $2.1 million reduction in professional fees and a $1.0 million reduction in overhead.

Other net expenses for the third quarter of 2003 were $14.3 million, an increase of $29.4 million from the prior period. The increase results from the $14.4 million increase in provision for arena commitments in 2003 and a $13.4 million reversal of a pre-petition severance accrual during the third quarter of 2002.

Equity in income of investees and joint ventures for the third quarter of 2003 was $6.3 million, a decrease of $2.3 million compared to $8.6 million for the same period in 2002, primarily due to a decline in profits from the Quezon energy facility.

Interest expense-net for the third quarter of 2003 was comparable to the same period in 2002.

See Notes to the Financial Statements for a discussion of reorganization items.

Minority interests for the third quarter of 2003 were comparable to the same period in 2002.

The effective tax rate in 2003 was (53.6%) compared to 10.6% for the same period of 2002. This decrease in the effective rate is primarily due to deductions taken during the current period resulting in a tax benefit compared to pre-tax earnings in the prior period.

Domestic Energy and Water Segment

Total revenues for the third quarter of 2003 for the domestic energy and water segment were $177.7 million, a decrease of $4.8 million compared to $182.5 million in the third quarter of 2002, mainly due to a decrease in construction revenue of $10.2 million attributable to the Company's substantial completion of construction of the desalination project in Tampa, Florida, offset by a $2.8 million increase in service revenue primarily related to increased waste tonnage processed and service fee escalations, in addition to a $1.7 million increase in electric and steam sales primarily related to increased electricity generation and higher electric and steam rates.

Income from operations for the third quarter of 2003 for the Domestic energy and water segment was $30.5 million, a decrease of $0.2 million compared to $30.7 million for the third quarter of 2002 primarily due to the decrease in total costs of $5.4 million offset by the decline in revenue discussed above. The decrease in total costs and expenses is composed primarily of a $7.0 million decrease in construction expenses due to the Company's substantial completion of construction of the desalination project in Tampa, Florida. A charge of $4.5 million is included in 2003 consisting of $3.0 million for reserve against retainage receivables and $1.5 million in additional costs associated with completion of the desalination project.

International Energy Segment

Total revenues for the third quarter of 2003 for the International energy segment were $42.0 million, a decrease of $7.2 million compared to $49.2 million in the third quarter of 2002, primarily due to a $6.1 million decrease in electric and steam sales due to lower dispatch and reduced fuel pass-through costs.

Income from operations for the third quarter of 2003 for the International segment was $9.7 million, a decrease of $3.2 million compared to $12.9 million in the third quarter of 2002 primarily due to the decrease in revenue of $7.2 million discussed in the preceding paragraph, partially offset by a decline in plant operating costs of $4.7 million primarily due to lower dispatch and fuel costs at the two plants in India.

Other Segment

Total revenues for the third quarter of 2003 for the Other segment were $1.0 million, a decrease of $2.1 million compared to $3.1 million in the third quarter of 2002. This decrease was due to the wind-down and sale of non-energy businesses.

Loss from operations for the third quarter of 2003 for the Other segment was $16.2 million, a decrease of $30.1 million compared to income from operations of $13.9 million in the third quarter of 2002 primarily due to a $14.4 million increase in provision for Ottawa commitments and a $13.4 million reversal of a pre-petition severance accrual during the third quarter of 2002.

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

Consolidated Results

Service revenues for the first nine months of 2003 were $390.3 million, an increase of $3.3 million compared to $387.0 million in the first nine months of 2002. The increase was due to a $14.3 million increase in Domestic energy and water segment service revenue primarily related to increased waste tonnage processed and service fee escalations partially offset by a $12.1 million decrease in Other segment service revenues related to the wind-down and sale of non-energy businesses.

Electricity and steam sales revenues for the first nine months of 2003 were $277.7 million, an increase of $4.8 million compared to $272.9 million in the first nine months of 2002. The increase was primarily due to higher electricity generation at several facilities.

Construction revenues for the first nine months of 2003 were $11.2 million, a decrease of $23.1 million compared to $34.3 million in the first nine months of 2002 primarily due to a $22.4 million decrease in revenue as a result of the Company's substantial completion of construction of the desalination project in Tampa, Florida.

Other revenues-net for the first nine months of 2003 were comparable to the first nine months of 2002.

Plant operating expenses were $411.3 million for the first nine months of 2003, an increase of $13.3 million compared to $398.0 million in the first nine months of 2002 primarily due to a $7.3 million increase in parts and labor related to timing and frequency of maintenance and overhaul at several domestic energy facilities. In addition, plant operating expenses were reduced in the first nine months of 2002 by a $4.4 million adjustment to operating accruals in 2002.

Construction costs for the first nine months of 2003 were $15.4 million, a decrease of $19.3 million compared to $34.7 million in the first nine months of 2002. The decrease is primarily attributable to the Company's substantial completion of the desalination project in Tampa, Florida. A charge of $4.5 million is included in 2003 consisting of $3.0 million for reserve against retainage receivables and $1.5 million in additional costs associated with completion of the desalination project. See Notes to Consolidated Financial Statements for further discussion.

Debt service charges for the first nine months of 2003 were $59.9 million, a decrease of $7.0 million compared to $66.9 million in the first nine months of 2002. The decrease is primarily the result of a reduction in project debt and a decrease in variable interest rates.

Depreciation and amortization for the first nine months of 2003 were comparable to the same period in 2002.

Other operating costs and expenses were $4.7 million for the first nine months of 2003, a decrease of $17.1 million compared to $21.8 million in the first nine months of 2002 primarily due to the wind-down of many non-energy businesses.

Net gain on sale of businesses in the first nine months of 2003 of $1.1 million was related to additional proceeds received from the sale of businesses sold in prior years. Net loss on sale of businesses in the first nine months of 2002 of $6.9 million was primarily related to a loss on the sale of an investment in an energy project in Thailand of $6.4 million in March 2002 and a $1.7 million loss on the sale of Compania General De Sondeos in the first quarter of 2002 offset by a $1.0 million gain on the sale of the non-Port Authority aviation fueling operations.

Selling, administrative and general expenses were $27.8 million for the first nine months of 2003, a decrease of $15.2 million compared to $43.0 million in the first nine months of 2002 primarily due to a $5.8 million reduction in professional fees, and reduced costs related to headquarter staff reductions of $3.9 million, and a $3.0 million reduction in project development expenses in 2003.

Other net expenses for the first nine months of 2003 compared to the same period in 2002 decreased by $2.9 million primarily due to a reduction in fees related to the Master Credit Facility of $24.6 million in 2002, offset by an increase in the provision for arena commitments of $14.4 million in 2003 and a reversal of a pre-petition severance accrual of $13.4 million during the third quarter of 2002.

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

Equity in income of investees and joint ventures for the first nine months of 2003 were comparable to the same period in 2002.

Interest expense-net for the first nine months of 2003 was comparable to the same period in 2002.

See Notes to the Financial Statements for a discussion of reorganization items.

Minority interests for the first nine months of 2003 were comparable to the same period in 2002.

The effective tax rate in 2003 was 37.5% compared to 1.3% for the same period of 2002. This increase in the effective rate is primarily due to deductions and foreign losses included in the book loss in the prior year period for which certain tax benefits were not recognized compared to pre-tax earnings in the current period for which certain tax provisions were recorded.

For the nine months ended September 30, 2002, the loss from discontinued operations totaled $17.9 million. The loss before income taxes and minority interests from discontinued operations was $18.1 million, due to the sale of two international energy subsidiaries. See the notes to the Financial Statements for further discussion.

The cumulative effect of a change in accounting principle of $8.5 million in the first nine months of 2003 was related to the January 1, 2003 adoption of SFAS No.143. The cumulative effect of a change in accounting principle of $7.8 million in the first nine months of 2002 was related to the adoption of SFAS No.142. See "Change in Accounting Principles" in the notes to the Financial Statements for further discussion of the changes in accounting principles.

Property, plant and equipment - net decrease of $123.9 million for the first nine months of 2003 was due mainly to depreciation expense of $58.5 million for the period and a reduction of $84.2 million for the Hennepin restructuring (See Notes to the Financial Statements for further discussion) offset by capital additions of $16.8 million and $3.6 million related to amounts capitalized upon the adoption of SFAS No. 143.

The Company expects to sell its interest in the geothermal business during the fourth quarter upon approval of such sale, which may be consummated in connection with the confirmation of the Heber Plan. Bankruptcy Court (see Notes to Condensed Consolidated Financial Statements - Developments in Plan of Reorganization--B. The Heber Reorganization Plan.) The Geothermal Business contributed approximately $54.4 million in revenues for the nine months ended September 30, 2003 and $50.7 million in revenues for the nine months ended September 30, 2002.

Domestic Energy and Water Segment

Total revenues for the first nine months of 2003 for the Domestic energy and water segment were $545.1 million, an increase of $7.2 million compared to $537.9 million in the first nine months of 2002, mainly due to a $14.3 million increase in service revenue primarily related to increased waste tonnage processed, service fee escalations and higher energy prices at several energy facilities. In addition there was a $14.7 million increase in electricity and steam sales primarily related to increased electricity generation at several energy facilities and higher electricity and steam rates at two other plants. These increases were partially offset by a reduction in construction revenue of $22.8 million primarily attributable to the Company's substantial completion of construction of the desalination project in Tampa, Florida.

Income from operations for the first nine months of 2003 for the Domestic energy and water segment was $117.1 million, an increase of $35.8 million compared to $81.3 million for the first nine months of 2002 primarily due to the $7.2 million increase in revenue discussed above, and a decrease in total costs and expenses of $28.3 million. The decrease in total costs and expenses is composed primarily of a $22.2 million pre-tax impairment charge at June 30, 2002 related to the Company's energy project in Tulsa, Oklahoma and a $15.3 million decrease in construction expenses due to the Company's substantial completion of construction of the desalination project in Tampa, Florida. A charge of $4.5 million is included in 2003 consisting of $3.0 million for reserve against retainage receivables and $1.5 million in additional costs associated with completion of the desalination project. These decreases were partially offset by a $7.3 million increase in parts and labor related to timing and frequency of maintenance and overhaul at several domestic energy facilities. In addition, plant operating expenses were reduced in the first nine months of 2002 by a $4.4 million adjustment to operating accruals in 2002.

International Energy Segment

Total revenues for the first nine months of 2003 for the International energy segment were $130.6 million, a decrease of $10.1 million compared to $140.7 million in the first nine months of 2002, primarily due to a $7.6 million decrease in electricity sales at the Company's two plants in India combined with a reduction in electricity sales of $2.3 million at two of the Company's energy facilities in The Philippines as a result of rate reductions.

Income from operations for the first nine months of 2003 for the International energy segment was $28.4 million, an increase of $80.8 million compared to a loss of $52.4 million in the first nine months of 2002 primarily due to a $78.5 million pre-tax impairment charge at June 30, 2002 related to two Philippine energy projects. The decrease in revenue of $10.1 million discussed above was offset by a similar decrease in plant operating costs. The increase in income from operations in the first nine months of 2003 was also due to a loss on the sale of an equity investment in an energy project in Thailand of $6.4 million in the first nine months of 2002.

Other Segment

Total revenues for the first nine months of 2003 for the Other segment were $3.4 million, a decrease of $12.5 million compared to $15.9 million in the first nine months of 2002. This decrease was due to the wind-down and sale of non-energy businesses.

Loss from operations for the first nine months of 2003 for the Other segment was $16.7 million, a decrease of $38.2 million compared to $54.9 million in the first nine months of 2002, primarily due to a $40 million pre-tax impairment charge, taken in the second quarter of 2002, related to the Company's lease transaction with the Arrowhead Pond (see Note 4 in the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion,) and a decrease in operating costs of $19.2 million, offset by a $14.4 million increase in provision for Ottawa commitments in the third quarter of 2003, in addition to the decrease in revenue discussed above.

Capital Investments and Commitments

At September 30, 2003, capital commitments for continuing operations amounted to $11.2 million for normal replacement and growth in energy facilities. Other capital commitments for Domestic energy and water and International energy as of September 30, 2003 amounted to approximately $29.8 million. Included in this amount are commitments to pay $5.3 million, $3.3 million and $2.0 million in 2007, 2008 and 2009, respectively, for a service contract extension at an energy facility, a commitment of $1.6 million for an energy facility project in Italy and a $6.4 million required contribution to the corporate pension plan during 2003. The Company expects these commitments to be funded through operations.

Covanta and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy, water, entertainment and other facilities. In the normal course of business, these entities also are involved in legal proceedings in which damages and other remedies are sought.

In addition, at September 30, 2003, the Company has surety bonds covering the following obligations not reflected as a liability in the Condensed Consolidated Balance Sheet: performance under its construction contracts of approximately $29.6 million, performance under its wastewater treatment operating contracts of approximately $12.7 million, possible closure costs for various energy projects of approximately $10.8 million and performance of contracts related to non-energy businesses of approximately $43.2 million. See Liquidity/Cash Flow below for a discussion of letter of credit obligations.

See "Reorganization" in the Notes to the Financial Statements above for a discussion of possible commitments related to the Company's reorganization.

The Company also has additional guarantees that include approximately $22.1 million related to international energy projects, and approximately $7.5 million related to a lease reserve account at a domestic energy project for the geothermal business. If the geothermal business is disposed of as described above (see Notes to Financial Statements, Developments in Plan of Reorganization, B. The Heber Reorganization Plan), this account will become the obligation of the acquirer of that business.

Liquidity/Cash Flow:

At September 30, 2003, the Company had approximately $138.4 million in cash and cash equivalents, of which $28.9 million related to cash held in foreign bank accounts that may be difficult to transfer to the United States.

Net cash provided by operating activities for the first nine months of 2003 was $123.8 million compared to net cash provided by operating activities in 2002 of $90.6 million. The increase of $33.2 million was primarily due to a $17.0 million decrease in other operating costs and expenses and a $15.2 million decline in selling, administrative and general expenses for the period.

Net cash used in investing activities for the first nine months of 2003 was $5.3 million compared to net cash provided by investing activities of $8.3 million in 2002. This increase of $13.6 million in cash used in investing activities was primarily due to decreases in proceeds from the sales of businesses and other assets of $7.3 million and distributions from investees and joint ventures of $6.2 million.

Net cash used in financing activities for the first nine months of 2003 was $95.9 million compared to $101.7 million in 2002. This decrease of $5.8 million in cash used in financing activities was due primarily to a decrease in restricted funds held in trust combined with an increase in new project borrowings of $4.5 million in 2003.

The Company entered into a Revolving Credit and Participation Agreement (the "Master Credit Facility") as of March 14, 2001. The Master Credit Facility is secured by substantially all of the Company's assets and was scheduled to mature on May 31, 2002 but was not fully discharged by the Debtor In Possession Credit Agreement (as amended, the "DIP Credit Facility") discussed below. This, as well as the non-compliance with required financial ratios and possible other items, has caused the Company to be in default under its Master Credit Facility. However, as previously discussed, on April 1, 2002, the Company and 123 of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code that, among other things, act as a stay of enforcement of any remedies under the Master Credit Facility against any debtor company.

In connection with the bankruptcy petition, the Company and most of its subsidiaries have entered into the DIP Credit Facility with the DIP Lenders. On April 5, 2002, the Bankruptcy Court issued its interim order approving the DIP Credit Facility and on May 15, 2002, a final order approving the DIP Credit Facility. On August 2, 2002, the Bankruptcy Court issued an order that overruled objections by holders of minority interests in two limited partnerships who disputed the inclusion of the limited partnerships in the DIP Credit Facility. Although the holders of such interests at one of the limited partnerships have appealed the order, they have reached an agreement with the Company that in effect deferred the appeal. The DIP Credit Facility's current terms are described below.

The DIP Credit Facility is now an approximately $208.0 million facility largely for the continuation of existing letters of credit and is secured by all of the Company's domestic assets not subject to liens of others and generally 65% of the stock of its foreign subsidiaries held by U.S. corporations. Obligations under the DIP Credit Facility will have senior status to other pre-petition secured claims, and the DIP Credit Facility is now the operative debt agreement with the Company's banks. The Master Credit Facility remains in effect to determine the rights of the lenders who are a party to it with respect to obligations not continued under the DIP Credit Facility. However, as noted above, the enforcement of any remedies triggered by a default under the Master Credit Facility is stayed against the Debtors by the Chapter 11 proceeding.

As of March 31, 2002, letters of credit had been issued under the Master Credit Facility for the Company's benefit to secure performance under certain energy contracts (totaling $203.6 million); to secure obligations relating to the entertainment businesses (totaling $153.0 million) largely with respect to the Anaheim and Ottawa projects described in Note 4 to the Consolidated Financial Statements included in the Company's Report on Form 10-K for the year ended December 31, 2002, in connection with the Company's insurance program (totaling $38.4 million); and for credit support of the Company's adjustable rate revenue bonds (totaling $127.0 million). Of these letters of credit issued under the Master Credit Facility, only $240.8 million of the outstanding letters of credit, principally in connection with energy facilities and the Company's insurance program, were replaced with letters of credit issued under the DIP Credit Facility.

Beginning in April 2002 and as a result of the Company's Chapter 11 filing, trustees for the Company's adjustable rate revenue bonds declared the principal and accrued interest on such bonds due and payable immediately. Accordingly, letters of credit supporting these bonds have been drawn in the amount of $125.1 million. In addition, letters of credit in the amounts of $2.1 million, relating to the entertainment businesses, was drawn in December 2002.

Of the outstanding letters of credit at September 30, 2003, approximately $123.6 million secures indebtedness that is included in the Condensed Consolidated Balance Sheet and $84.6 million relates to other commitments. Additional letters of credit of approximately $163.4 million principally secured the Company's obligations under energy contracts to pay damages in the unlikely event of non-performance. These letters of credit were generally available for drawing upon if the Company defaulted on the obligations secured by the letters of credit or failed to provide replacement letters of credit as the current ones expire.

The DIP Credit Facility comprises two tranches. The Tranche A Facility provides the Company with a credit line of approximately $9.5 million in commitments for the issuance of certain letters of credit and for cash borrowings under a revolving credit line. On July 1, 2003, the Tranche A Facility was reduced by $2.3 million, and will be reduced by an additional $0.2 million each month, in commitments for letters of credit as a result of the reduced need for a letter of credit in connection with the Company's Hennepin project. As of October 20, 2003, $7.6 million in letters of credit were outstanding under Tranche A. The Tranche B Facility consists of approximately $198.7 million in commitments solely for the extension or issuance of letters of credit to replace certain letters of credit existing at the time the DIP Credit Facility was put in place. On October 1, 2003, the Tranche B Facility was reduced by $22.5 when the beneficiary drew upon two letters of credit under the Tranche B Facility. The Company repaid the DIP Lenders for the drawn letters of credit out of working capital on October 1, 2003.

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

In addition, the Company pays a commitment fee based on utilization of the facility of .75% of the unused Tranche A commitments. The Company also pays a fronting fee for each Tranche A and Tranche B letter of credit equal to the greater of $500 and 0.25% of the daily amount available to be drawn under such letter of credit, as well as letter of credit fees of 3.25% on Tranche A letters of credit and 2.50% on Tranche B letters of credit, calculated over the daily amount available for drawings thereunder.

Outstanding loans under the Tranche A Facility and the Tranche B Facility bear interest at the Company's option at either the prime rate plus 2.50% or the Eurodollar rate plus 3.50%.

The DIP Credit Facility contains covenants which restrict (1) the incurrence of additional debt, (2) the creation of liens, (3) investments and acquisitions,
(4) incurrence of contingent obligations and performance guarantees, and (5) disposition of assets.

In addition, the DIP Credit Facility, as amended, includes the following reporting covenants:

         (1) Cash flow: (a) biweekly operating and variance reports and monthly compliance reports for total and specific expenditures and (b) monthly budget and 13-week forecast updates;

         (2) Financial statements: (a) provide quarterly financial statements within 60 days of the end of each of the Company's first three fiscal quarters, or in lieu thereof, a copy of its Quarterly Report on Form 10-Q, (b) provide annual audited financial statements within 120 days of the end of the Company's fiscal year or in lieu thereof, a copy of its Annual Report on Form 10-K, and (c) achieve quarterly minimum cumulative consolidated operating income targets for April 1, 2003 through March 31, 2004.

         (3) Other: (a) deliver, when available, the Chapter 11 restructuring plan and (b) provide other information as reasonably requested by the DIP Lenders.

Currently, the Company is in material compliance with all of the covenants of the DIP Credit Facility, as amended.

The Company has not made any cash borrowings under its DIP Credit Facility, as amended, but approximately $4.8 million in new letters of credit have been issued under Tranche A of the DIP Credit facility as of September 30, 2003.

The DIP Credit Facility initially was scheduled to mature on April 1, 2003. On March 28, 2003 the DIP Credit Facility was extended through October 1, 2003 and on September 15, 2003 was extended through April 1, 2004. At ultimate maturity, all outstanding loans under the DIP Credit Facility must be repaid, outstanding letters of credit must be discharged or cash-collateralized, and all other obligations must be satisfied or released. On March 25, 2003, an extension fee of $0.1 million was paid by the Company to the DIP Lenders. In addition, on April 1, 2003, the Company paid an annual administrative fee of $0.4 million.

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

Haverhill

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

The Company believes that its contract provides for energy rates at or below both current and projected market rates, and that it is possible that the contract will be assumed or assumed and assigned. Were the contract assumed or assumed and assigned on its current terms, the current receivable would have to be paid. Thus, assumption on these terms would not have a material impact on the Company. However, it is also possible that USGen would seek to reject the contract or renegotiate it on less favorable terms to the Company. Depending on the treatment of the contract in the proceeding and any such negotiations, the Company may recognize a gain as a result of the termination of its obligation to deliver electricity for which a prepayment was previously made under the contract. The Company may incur substantial state and federal taxes on such gain which would be material to it, and currently payable. Also, if the contract were rejected, the Company's potential liability to refund such prepayment would be eliminated, and the Company would seek to sell the project's electricity to a new purchaser at rates higher than those paid by USGen.

Insurance

Recent changes in the domestic and international insurance markets have increased costs and reduced the amount and types of coverage available. The Company has obtained or is in the process of renewing insurance for its assets and operations that provide coverage for what the Company believes are probable maximum losses, subject to self-insured retentions, policy limits and premium costs which the Company believes to be appropriate. However, the insurance obtained does not cover the Company for all possible losses.

Quezon Power

See Notes to the Financial Statements for a discussion of Quezon Power.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as discussed in the following paragraphs there have been no significant changes in the Company's market risk sensitive assets and liabilities for the quarter ended September 30, 2003 from the amounts reported at December 31, 2002.

Upon adoption of SFAS No. 133 on January 1, 2001, the Company identified all derivatives within the scope of SFAS No. 133. The adoption of SFAS No. 133 (as discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002) did not have a material impact on the results of operations of the Company and increased both assets and liabilities recorded on the Balance Sheet by approximately $12.3 million on January 1, 2001. The $12.3 million relates to the Company's interest rate swap agreement that economically fixes the interest rate on certain adjustable rate revenue bonds reported in the Project Debt category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." Since the interest expense, inclusive of the swap, is passed through to the Client Community, the Company records the fair value of the swap as an asset or liability on the balance sheet and changes in the value in the results of operations offset by the fair value of the right and obligation to pass through the effects of the swap to the Client Community. The carrying value of this asset and liability decreased $1.5 million from $19.1 million at December 31, 2002 to $17.6 million at September 30, 2003.

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

ITEM 4 - DISCLOSURE CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, who also presently performs the functions of principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the Chief Executive Officer, who also presently performs the functions of principal financial officer, has concluded that, as of September 30, 2003, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.


There has been no change in the Company's internal control over financial reporting during the Company's quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On the Petition Date, Covanta Energy Corporation and 123 of its domestic subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. Since the Petition Date, 32 additional subsidiaries filed petitions under Chapter 11 of the Bankruptcy Code. In addition, four subsidiaries which had filed petitions on the Petition Date have been sold as part of the Company's disposition of non-core assets, and are no longer owned by the Company or part of the bankruptcy proceeding. The Chapter 11 Cases are being jointly administered for procedural purposes only. The Debtors are currently operating their business as debtors in possession pursuant to the Bankruptcy Code.

The Company is party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assesses the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If the Company can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. Generally claims and lawsuits against the Debtors arising from events occurring prior to the Petition Date and will be resolved pursuant to the Company's confirmed Reorganization Plan. However, to the extent that claims are not dischargeable in bankruptcy, claims arising from events prior to the Petition Date may not be so resolved. For example, persons who were personally injured prior to the Petition Date but whose injury only became manifest thereafter will not be resolved pursuant to the Reorganization Plan.

Environmental Matters

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

The Company may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances, the Company may be exposed to joint and several liability for remedial action or damages. The Company's ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations. Generally such claims arising prior to the Petition Date will be resolved in and discharged by the Chapter 11 cases.

On December 31, 2002, the Company divested its remaining Aviation assets, consisting of fueling operations at three airports. Ogden New York Services, Inc., a subsidiary of Covanta Energy Corporation, retained certain environmental liabilities relating to the John F. Kennedy International Airport, as described below. In addition, the Company agreed to indemnify the buyer for various other liabilities, including certain environmental matters; however, the buyer's sole recourse is an offset right against payments it owes the Company under a $2.6 million promissory note delivered as part of the consideration for this sale. Because this indemnity arose after the Petition Date, it is not affected by the Debtors' discharge in bankruptcy.

Prior to filing for Chapter 11 reorganization on April 1, 2002, the Company agreed to indemnify various other transferees of its divested airport operations with respect to certain known and potential liabilities that may arise out of such operations and in certain instances has agreed to remain liable for certain potential liabilities that were not assumed by the transferee. To date, such indemnification has been sought with respect to alleged environmental damages at the Miami Dade International Airport, as described below. Because the Company did not provide fueling services at that airport, it does not believe it will have significant obligations with respect to this matter. The Company believes that these indemnities are pre-petition unsecured liabilities of a liquidating Debtor treated under the amended Liquidating Plan, and that therefore the Company would have no further financial responsibility regarding these matters.

The Martin County Coal Corporation and others (the "Third Party Plaintiffs") have joined, Ogden Environmental and Energy Services ("OEES"), a liquidating Debtor subsidiary of Covanta, as a third party defendant to several pending Kentucky state court litigations arising from an October 2000 failure of a mine waste impoundment that resulted in the release of approximately 250 million gallons of coal slurry. Third Party Plaintiffs allege that OEES is liable to Martin County Coal in an unspecified amount for contribution and/or indemnification arising from an independent contractor agreement to perform engineering and technological services with respect to the impoundment from 1994 to 1996. Prior to being joined, OEES had not been a party to the underlying litigation, some of which had been pending for two years. Plaintiffs in the underlying action (the "First Party Plantiffs"), have also indicated that they will seek to join OEES to the litigation. On April 30, 2003, the Bankruptcy Court entered an agreed-upon order by which Plaintiffs may liquidate their claims (if any) against OEES, but may not recover or execute judgment against OEES. To date, First Party Plaintiffs have not sought similar relief from the Bankruptcy Court and thus the automatic stay continues to bar joinder of OEES as a direct defendant. Because OEES is a liquidating Debtor and it does not appear that creditors will receive any recoveries from OEES's estate, the Debtors have informed counsel to the other parties to this case that it does not intend to participate in the litigation or defend against claims asserted against OEES. Because the extent to which OEES is responsible for the impoundment failure will be a determinate of the amount that other defendants are ultimately responsible for damages due to injured parties, OEES's liability is likely to be contested by the other parties to the case, regardless of OEES's non-participation. Because the Liquidation Plan does not contemplate that creditors of liquidated entities will receive any distribution, these entities do not intend to defend these cases and the restructured Company should have no further financial responsibility regarding these matters.

Other Environmental Matters

On September 15, 2003, the Environmental Protection Agency (the "EPA") issued a "General Notice Letter" identifying Covanta as among 41 potentially responsible parties ("PRPs") with respect to the Diamond Alkali Superfund Site/"Lower Passaic River Project." The EPA alleges that the PRPs are liable for releases or potential releases of hazardous substances to a 17 mile segment of the Passaic River, located in northern New Jersey, and requests the PRPs' participation as "cooperating parties" with respect to the funding of a five to seven year study to determine an environmental remedial and restoration program. The EPA currently estimates the cost of this study at $20 million. The study also will be used in determining the PRPs' respective shares of liability for costs associated with implementation of the selected cleanup program, as well as potential damages for injury to, destruction of, or loss of natural resources. As a result of uncertainties regarding the source and scope of contamination, the number of PRPs that ultimately may be named in this matter, and the varying degrees of responsibility among classes of PRPs, the Company's share of liability, if any, cannot be determined at this time. Covanta is a Debtor and consequently its liability, if any, should be discharged in accordance with the Chapter 11 process. The allegations as to Covanta relate to discontinued, non-energy operations.

In 1985, Covanta sold its interests in several manufacturing subsidiaries, some of which allegedly used asbestos in their manufacturing processes, and one of which was Avondale Shipyards, now a subsidiary of Northrop Grumman Corporation. Some of these former subsidiaries have been and continue to be parties to asbestos-related litigation. In 2001, Covanta was named a party, with 45 other defendants, to one such case. Before the Debtor's bankruptcy filing, Covanta had filed for its dismissal from the case, which is now stayed directly against Covanta by the Chapter 11 Cases. Also, eleven proofs of claim seeking unliquidated amounts have been filed against Covanta in the Chapter 11 Cases based on what appears to be purported asbestos-related injuries that may relate to the operations of former Covanta subsidiaries. Covanta believes that these claims lack merit and plans to object vigorously to such claims.

The potential costs related to all of the following matters and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of the Company's responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, the Company believes that the following proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

         (i) On June 8, 2001, the EPA named Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 PRPs at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire (the "Site") in connection with alleged waste disposal by PRPs on the Site. The EPA alleges that the costs of response actions completed or underway at the Site total about $17 million and estimates that the total cost of cleanup of the Site will be about $65 million. Covanta is participating in PRP group discussions towards settlement of the EPA's claims. Covanta's share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. Covanta Haverhill, Inc. is not a Debtor.

         (ii) On April 9, 2001, Ogden Ground Services, Inc. ("Ogden Ground") and Ogden Aviation, Inc., together with approximately 250 other parties, were named by Metropolitan Dade County, Florida (the "County") as PRPs, pursuant to CERCLA, RCRA and state law, with respect to an environmental cleanup at the Miami Dade International Airport. The County alleges that it has expended over $200 million in response and investigation costs and expects to spend an additional $250 million to complete necessary response actions. The lawsuit is currently subject to a tolling agreement between PRPs and the County. Covanta's share of liability, if any, cannot be determined at this time because of uncertainties regarding the source and scope of the contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. Covanta's liability, if any, arises from its agreement to indemnify various transferees of its divested airport operations with respect to certain known and potential liabilities that may arise out of such operations, and in certain instances to remain liable for certain potential liabilities that were not assumed by the transferee. Ogden Ground has been sold, and the transferee of its businesses is subject to Covanta's indemnification agreement. The Debtors believe that the indemnity of Ogden Ground's transferee, as well as any other such indemnity, are pre-petition unsecured obligations. Ogden Aviation, Inc. is a liquidating Debtor and the above matter is expected to have no impact on the reorganized Company.

         (iii) On May 25, 2000 the California Regional Water Quality Control Board, Central Valley Region (the "Board"), issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station ("Chinese Station"), a general partnership in which one of Covanta's subsidiaries owns 50%. The order is in connection with Chinese Station's neighboring property owner's use of ash generated by Chinese Station's Jamestown, California power plant. Chinese Station completed the cleanup in mid-2001 and submitted its Clean Closure Report to the Board on November 2, 2001. The Board and other state agencies continue to investigate alleged civil and criminal violations associated with the management of the material. Chinese Station believes it has valid defenses, and a petition for review of the order is pending. Settlement discussions in this matter are underway. Based on penalties proposed by the Board, the Company believes that this matter can be resolved in amounts that will not be material to the Company taken as a whole. Chinese Station and Covanta's subsidiary that owns a partnership interest in Chinese station are not Debtors.

         (iv) On January 4, 2000 and January 21, 2000, United Air Lines, Inc. ("United") and American Airlines, Inc. ("American"), respectively, named Ogden New York Services, Inc. ("Ogden New York"), in two separate lawsuits (collectively, the "Airlines Lawsuits") filed in the Supreme Court of the State of New York, which have been consolidated for joint trial. The lawsuits seek a judgment declaring that Ogden New York is responsible for petroleum contamination at airport terminals formerly or currently leased by United and American at New York's Kennedy International Airport ("JFK Airport"). United seeks approximately $1.9 million in remediation costs and legal expenses, as well as certain declaratory relief, against Ogden New York and four airlines, including American. American seeks approximately $74.5 million in remediation costs and legal fees from Ogden New York and United. Ogden New York has filed counter-claims and cross-claims against United and American for contribution. American has filed a proof of claim against Ogden New York in its chapter 11 case, alleging an unsecured claim of approximately $74 million. Ogden New York disputes the allegations and believes that the damages sought are overstated in view of the airlines' responsibility for the alleged contamination and that Ogden New York has defenses under its respective leases and Port Authority permits. This litigation has been stayed as to Ogden New York as a result of its Chapter 11 filing. Ogden New York believes that the claims asserted by United and American are prepetition unsecured obligations of Ogden New York (a liquidating Debtor) treated under the amended Liquidation Plan, and that therefore the Company would have no further financial responsibility regarding those matters.

                In connection with the Airlines Lawsuits, prior to the Petition Date, Ogden New York commenced an action against Zurich Insurance Company ("Zurich") seeking, among other things, a declaratory judgment that Zurich was obligated to defend and indemnify Ogden New York against the Airlines Lawsuits under certain environmental impairment liability policies. Ogden New York successfully obtained partial summary judgment that Zurich owed a duty to defend Ogden New York against the Airlines Lawsuits and pay its defense fees, costs and expenses. Zurich appealed the decision. In April 2003, in order to avoid the uncertainty and continued costs of the litigation, Ogden New York and Zurich reached a settlement whereby Zurich agreed to pay to Ogden New York $1.8 million (the "Insurance Proceeds") in full and final settlement of all claims for defense and indemnity made to date by Ogden New York for environmental impairments allegedly resulting from the Ogden New York's fueling operations at JFK Airport (the "Zurich Settlement"). American maintains it is entitled to a portion of the insurance proceeds and in connection with obtaining Bankruptcy Court approval of the Zurich Settlement, American and Ogden New York agreed that the Bankruptcy Court's approval would provide that
                (i) Ogden New York preserved its rights to argue that American was not entitled to any amount of the Insurance Proceeds, (ii) American preserved its rights to assert a claim for the Insurance Proceeds, and (iii) Ogden New York agreed not to distribute the Insurance Proceeds to any other party interest on account of any purported interests in such proceeds without prior Bankruptcy Court order and without prior notice to American's counsel. Although American has asserted its rights to the Insurance Proceeds in its objections to the Zurich Settlement and to approval of the Amended Disclosure Statement, it has not to date filed an adversary proceeding in Ogden New York's bankruptcy case or taken any other action seeking a determination of its rights to the Insurance Proceeds. Under the Liquidation Plan, the Insurance Proceeds, as Designated DIP Collateral (as defined in the Liquidation Plan) will be transferred to the reorganized Company pursuant to the DIP Lender Direction (as defined in the Liquidation Plan) and will not be available for distribution to any of Ogden New York's unsecured creditors, including American.

         (v) On December 23, 1999, an aviation subsidiary of Covanta was named as a third-party defendant in an action filed in the Superior Court of the State of New Jersey alleging that the aviation subsidiary generated hazardous substances at a reclamation facility known as the Swope Oil and Chemical Company Site. Third-party plaintiffs seek contribution and indemnification from the aviation subsidiary and over 90 other third parties, as PRPs, for costs incurred and to be incurred in the cleanup. This action was stayed pending the outcome of first- and second-party claims. The aviation subsidiary's share of liability, if any, cannot be determined at this time because of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. This matter is expected to have no impact on the reorganized Company.

(b)      Other Matters

         (i) Covanta Heber Field Energy, Inc. and Heber Field Energy II, Inc. own partnership interests in Heber Field Company (the "HFC Project Company"). HFC Project Company is the lessee under more than 200 leases with landowners in Imperial County, California, pursuant to which the HFC Project Company leases the right to extract geothermal fluids used to run two power plants owned or leased by the HGC Project Company and the SIGC Project Company. The HFC Project Company also enjoys easement, access and other rights with respect to the leased property. Approximately 100 lessors have formed a group and filed proofs of claim in the Debtors' bankruptcy proceedings seeking more than $68 million from the HFC Project Company, Heber Geothermal Company (in which Heber Loan Partners, ERC Energy, Inc. and ERC Energy II, Inc. own partnership interests) and/or Second Imperial Geothermal Company, L.P. (in which Covanta Energy Americas, Inc. owns all of the partnership interests) for alleged underpayment of royalties owed to them under their leases, easement violations and violations of "most favored nations" clauses, and also an increase in the prospective royalty rates used to pay them. In July 2003 the Debtors and the lessor group reached an agreement in principle, subject to Bankruptcy Court approval, under which the Debtors have agreed to pay members of the lessor group approximately $3.4 million (including attorneys' fees) upon emergence from bankruptcy (or under certain other circumstances, including sale of the projects). Under that settlement, prospective royalty rates would remain the same as the royalty rates historically paid to the lessors, and any disputes relating to individual easement or most favored nation clause violations would be resolved on a case-by-case basis. The Debtors filed a motion with the Bankruptcy Court seeking approval of the compromise with the lessor group, and on October 8, 2003 the Bankruptcy Court granted the motion. The Bankruptcy Court also granted the Debtors permission to enter into individual settlement agreements on substantially similar terms with lessors that are not members of the lessor group, and to settle any disputes relating to individual easement or most favored nation clause violations on a case-by-case basis, not to exceed $50,000.00 per settlement without further court approval.

         (ii) As discussed above in "Developments in Project Restructurings" in the Notes to the Financial Statements, prior to the Petition Date, Covanta Onondaga commenced litigation challenging an effort by OCRRA to terminate its service agreement with Covanta Onondaga. Subsequent to the Petition Date, Covanta Onondaga sought to remove that litigation from New York state court to the Bankruptcy Court. On August 13, 2002 the U.S. District Court
                (NDNY) granted OCRRA's motion to remand the matter to state court and denied Covanta Onondaga's motion to transfer the matter to the Bankruptcy Court. After Covanta Onondaga sought a ruling from the Bankruptcy Court that the automatic stay applied to the state court litigation, OCRRA obtained another order from the U.S. District Court (NDNY) enjoining Covanta Onondaga and the Bankruptcy Court from ruling on Covanta Onondaga's request (which order Covanta Onondaga appealed), and then sought in late 2002 a ruling from the state court declaring that its termination of the service agreement had been effective. The U.S. Court of Appeals for the Second Circuit eventually enjoined OCRRA from proceeding with the state court litigation pending disposition of Covanta Onondaga's appeal, and reversed the District Court's injunction in January 2003. The Bankruptcy Court thereafter ruled that OCRRA's efforts in state court violated the automatic stay, and enjoined OCRRA from proceeding further with such efforts. OCRRA filed requests with the Bankruptcy Court asking that the automatic stay be lifted to permit the state court action to proceed, which requests were twice denied. OCRRA has appealed all of these Bankruptcy Court orders, and those appeals are now pending. All of this litigation, including the above mentioned appeals, has been resolved pursuant to the settlement between OCRRA and the Debtors, and will be dismissed following the Effective Date of the Amended Plans.

         (iii) The Town of Babylon, New York (the "Town") filed a proof of claim against Covanta Babylon, Inc. ("Covanta Babylon") for approximately $13.4 million in pre-petition damages and $5.5 million in post-petition damages, alleging that Covanta Babylon has accepted less waste than required under the service agreement between the Town and Covanta Babylon and that its filing under Chapter 11 imposed on the town additional costs for which the Company should be responsible. The Company has filed an objection to the Town's claim. The parties have agreed that disputes between the parties shall be resolved before the Bankruptcy Court. The Company believes that it is in full compliance with the express requirements of the contract and was entitled to adjust the amount of waste it is required to accept to reflect the energy content of the waste delivered. It also asserts that the costs arising from its Chapter 11 proceeding are not recoverable from it by the Town. It therefore believes it has valid defenses to the Town's claim. In the event the parties are unable to consensually resolve their differences, and depending upon the outcome and timing of the litigation with the Town, the Debtors may, among other things, assume or reject one or more executory contracts related to the Babylon Facility, recharacterize Covanta Babylon as a liquidating Debtor, and/or withdraw Covanta Babylon as a reorganizing Debtor and subsequently file a separate plan of reorganization for Covanta Babylon. In the event Covanta Babylon is recharacterized as a liquidating Debtor, creditors of Covanta Babylon may not receive any recovery on account of their claims. The Debtors are not able to determine at this time whether a failure to resolve the litigation or timely consummate a restructuring transaction with respect to Covanta Babylon would impair the other Debtors' ability to confirm and consummate the Amended Plans, or the terms of any exit financing available to such other Debtors.

         (iv) In late 2000, Lake County, Florida ("Lake County") commenced a lawsuit in Florida state court against Covanta Lake, Inc. ("Covanta Lake") relating to the waste to energy facility operated by Covanta in Lake County, Florida (the "Lake Facility"). In the lawsuit, the County sought to have its service agreement with Covanta Lake declared void and in violation of the Florida Constitution. That lawsuit was stayed by the commencement of the Chapter 11 Cases. Lake County subsequently filed a proof of claim seeking in excess of $80 million from Covanta Lake and Covanta. After several months of negotiations that failed to produce a settlement between Covanta Lake and Lake County, on June, 20, 2003, Covanta Lake filed a motion with the Bankruptcy Court seeking entry of an order (i) authorizing Covanta Lake to assume, effective upon confirmation of a plan of reorganization for Covanta Lake, its service agreement with Lake County, (ii) finding no cure amounts due under the service agreement, and (iii) seeking a declaration that the service agreement is valid, enforceable and constitutional, and remains in full force and effect. Contemporaneously with the filing of the assumption motion, Covanta Lake filed an adversary complaint asserting that Lake County is in arrears to Covanta Lake in the amount of more than $8.5 million. The Debtors and Lake County, however have reached a tentative non-binding understanding in which the existing service agreement would be terminated and a new, long-term commercial arrangement between Covanta Lake and Lake County established that would permit continued operation of the Lake Facility by Covanta Lake. Settlement negotiations are ongoing, and the parties are drafting definitive documentation. The tentative settlement is contingent upon, among other things, receipt of all necessary approvals, refinancing of the bonds issued to finance the construction of the Lake Facility, as well as a favorable outcome to the Debtors' pending objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing service agreement that would be terminating under tentative settlement. A trial on the Debtors' objections to F. Browne Gregg's claims commenced on November 3, 2003. As of November 5, 2003, the Court has not ruled on this matter and has scheduled briefs on the issues tried to be submitted on December 5, 2003, after the confirmation hearing on the Amended Plans. In the event the parties are unable to consensually resolve their differences, and depending upon (among other things) the timing, nature and outcome of the litigation with Lake County, the Debtors may determine to, among other things, assume or reject one or more executory contracts related to the Lake Facility, recharacterize Covanta Lake as a liquidating Debtor, and/or withdraw Covanta Lake as a reorganizing Debtor and subsequently file a separate plan of reorganization for Covanta Lake. In the event that the Debtors reject one or more executory contracts related to the Lake Facility, recharacterize Covanta Lake as a reorganizing Debtor, or withdraw Covanta Lake as a reorganizing Debtor and subsequently file a separate plan of reorganization for Covanta Lake, creditors of Covanta Lake may not receive any recovery on account of their claims. The Debtors are not able to determine at this time whether a failure to resolve the litigation or timely consummate a restructuring transaction with respect to Covanta Lake would impair the other Debtors' ability to confirm and consummate the Amended Plans, or the terms of any exit financing available to such other Debtors.

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

           Indebtedness                   Nature of Default                    Amount of Arrearage
   9.25% Debentures                 Bankruptcy filing; non-payment      $19.3 million in interest, as of
   ($100 million principal)         of interest due March 1, 2002       September 30, 2003

   6% Convertible Debentures        Bankruptcy filing; non-payment      $5.1 million in interest, $85
   ($85 million principal)          of principal and interest due       million in principal, as of
                                    June 1, 2002                        September 30, 2003

   5.75% Convertible Debentures     Bankruptcy filing; non-payment      $3.6 million in interest, $63.6
   ($63.6 million principal)        of principal and interest due       million in principal, as of
                                    October 20, 2002                    September 30, 2003

   Master Credit Facility           Bankruptcy filing; non-payment      Approximately $259.3 million
                                    of principal and interest due       principal, $29.2 million in
                                    June 1, 2002; expiration of         interest, as of September 30,
                                    Master Credit Facility without      2003; plus $378.3 million of
                                    cash collateralizing outstanding    unfunded cash collateral
                                    letters of credit                   obligations with respect to
                                                                        letters of credit

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

(b)      Dividends on Preferred Stock

         As disclosed in Note 19 to the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2002, in connection with its Chapter 11 filing, the Company suspended the declaration and payment of dividends on its Series A $1.875 Cumulative Convertible Preferred Stock. Under the terms governing the Series A $1.875 Cumulative Convertible Preferred Stock, the dividends due for the second quarter of 2002 accumulate without interest or penalty in the amount of $1.875 per share, currently totaling $15,491.72 per quarter. Despite this accumulation of dividends, the holders of the preferred shares are not expected to receive any future dividends on, or any value for, these shares following the Chapter 11 process.

(c)      Other Matters

         The Company has also not made any distributions to its partners under the agreements governing the Covanta Onondaga Limited Partnership. The amounts that would have been distributed to the Company's partners in this partnership have been set aside in segregated accounts pursuant to the Bankruptcy Court's order, and distributions will not be paid to such partners until further order of the Bankruptcy Court.

       Pursuant to the Bankruptcy Court's order of December 20, 2002, partner distributions previously set aside relating to the Covanta Huntington Limited Partnership were distributed on December 23, 2002 to the partners of such partnership and distributions to such partners are to be made in the ordinary course.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed as a part of this report:

              2.1 Debtors' First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (previously filed as
                    Exhibit 2.1 to Covanta's Current Report on Form 8-K, dated October 22, 2003 and incorporated herein by reference).

              2.2 Debtors' First Amended Joint Plan of Liquidation under Chapter 11 of the Bankruptcy Code (previously filed as
                    Exhibit 2.2 to Covanta's Current Report on Form 8-K, dated October 22, 2003 and incorporated herein by reference).

              2.3 Heber Debtors' Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (previously filed as Exhibit 2.3 to Covanta's Current Report on Form 8-K, dated October 22, 2003 and incorporated herein by reference).

              2.4 Disclosure Statement with Respect to Reorganizing Debtors' Joint Plan of Reorganization, Heber Debtors' Joint Plan of Reorganization and Liquidating Debtors Joint Plan of Liquidation under Chapter 11 of the Bankruptcy Code (previously filed as Exhibit 2.4 to Covanta's Current Report on Form 8-K, dated October 22, 2003 and incorporated herein by reference).

              2.5 Short-Form Disclosure Statement with Respect to Reorganizing Debtors' Joint Plan of Reorganization, Heber Debtors' Joint Plan of Reorganization and Liquidating Debtors Joint Plan of Liquidation under Chapter 11 of the Bankruptcy Code (previously filed as Exhibit 2.5 to Covanta's Current Report on Form 8-K, dated October 22, 2003 and incorporated herein by reference).

              10.1 Eighth Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent, dated as of August 22, 2003, by and among the Company, the Subsidiaries of the Company listed on the signature page thereof as Borrowers, the Subsidiaries of the Company listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders.

              10.2 Ninth Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent dated as of September 15, 2003 and entered into by and among the Company, the Subsidiaries of the Company listed on the signature pages thereof as Borrowers, the Subsidiaries of the Company listed on the signature pages thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders.

              31    Rule 13a-14(a)/15d-14(a) Certifications.

              32    Section 1350 Certifications

         Reports on Form 8-K:

              On September 9, 2003, the Company filed a Current Report on Form 8-K announcing that the Debtors filed a draft Joint Plan of Reorganization, a draft Joint Plan of Liquidation and a related draft Disclosure Statement with the United States Bankruptcy Court for the Southern District of New York. The Company also announced that it had entered into an agreement to sell its interests in Heber Geothermal Company, Heber Field Company, Second Imperial Geothermal Co., Mammoth-Pacific L.P. and certain related holding companies to affiliates of ArcLight Energy Partners Fund I, L.P. and Caithness Energy, L.L.C. for a purchase price of $170,000,000, subject to adjustments.

              On October 23, 2003, the Company filed a Current Report on Form 8-K announcing that on October 17, 2003 the Debtors mailed solicitation packages to claimholders and other parties in interest which included the Debtors' First Amended Joint Plan of Reorganization, the Debtors' First Amended Joint Plan of Liquidation, the Heber Debtors' Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and a related Disclosure Statement and a Short-Form Disclosure Statement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2003                      COVANTA ENERGY CORPORATION
                                              (Registrant)



                                              By: /s/ Anthony J. Orlando
                                              --------------------------------
                                              Anthony J. Orlando
                                              President, Chief Executive
                                              Officer and Principal Financial
                                              Officer


                                              By: /s/ William J. Keneally
                                              --------------------------------
                                              William J. Keneally
                                              Senior Vice President
                                              and Chief Accounting Officer