Form 10-K
period 2003-12-31
COVANTA ENERGY CORP
filed 2004-03-30
CIK 73902

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

       Registrant's telephone number, including area code: (973) 882-9000

           Securities registered pursuant to Section 12(b) of the Act:

                                     Name of Each Exchange on
   Title of each class                   Which Registered
   -------------------               ------------------------
          None                                  N/A

         Securities registered pursuant to Section 12(g) of the Act: N/A

NOTE: ON MARCH 10, 2004, THE REGISTRANT'S COMMON STOCK, PAR VALUE $.50 PER SHARE, AND ITS $1.875 CUMULATIVE CONVERTIBLE PREFERRED STOCK (SERIES A), BOTH OF WHICH HAD BEEN REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT, WERE CANCELLED UPON THE EFFECTIVENESS OF THE REGISTRANT'S PLAN OF REORGANIZATION PURSUANT TO CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the registrant's voting stock and preferred stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter ended June 30, 2003, based on the closing price of such stock on the National Quotation Bureau's Pink Sheets was as follows:

Common Stock, par value $.50 per share                      $298,945.51
$1.875 Cumulative Convertible Preferred Stock (Series A)    No reported trading.

The number of shares of the registrant's common stock outstanding as of February 1, 2004 was 49,824,251 shares.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Covanta Energy Corporation ("Covanta") and its subsidiaries (together with Covanta, the "Company") develop, construct, own and operate for others key infrastructure for the conversion of waste to energy, independent power production and the treatment of water and wastewater in the United States and abroad. The Company owns or operates 55 power generation facilities, 40 of which are in the United States and 15 of which are located outside of the United States. The Company's power generation facilities use a variety of fuels, including municipal solid waste, water (hydroelectric), natural gas, coal, wood waste, landfill gas and heavy fuel oil. The Company operates 8 water or wastewater treatment facilities, all of which are located in the United States. Until September 1999, and under prior management, the Company was also actively involved in the entertainment and aviation services industries.

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

Prior to September 1999, the Company conducted its business through operating groups in three principal business units: Energy, Entertainment and Aviation. In September 1999, the Company adopted a plan to discontinue its Entertainment and Aviation operations, pursue the sale or other disposition of these businesses, pay down corporate debt and concentrate on businesses previously conducted through its Covanta Energy Group, Inc. (f/k/a Ogden Energy Group, Inc.) subsidiary. As of the date hereof, the Company's plan to sell discontinued businesses has been largely completed.

The Company's current principal business units are Domestic Energy and Water, International Energy and Other.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those contained in such forward-looking statements. See "Forward Looking Statements," below.

On April 1, 2002, the New York Stock Exchange, Inc. the "New York Stock Exchange") suspended trading of the Company's common stock and $1.875 cumulative convertible preferred stock and began processing an application to the SEC to delist the Company from the New York Stock Exchange. By order dated May 16, 2002 the SEC granted the application of the New York Stock Exchange for removal of the common stock and $1.875 Cumulative Convertible Preferred Stock of Covanta Energy Corporation from listing and registration on the New York Stock Exchange under the Securities Exchange Act of 1934. The removal from listing and registration on the New York Stock Exchange of these classes of stock became effective at the opening of the trading session of May 17, 2002 pursuant to the order of the SEC.

All of the Company's outstanding common and preferred stock was cancelled and extinguished on March 10, 2004, in accordance with the Company's bankruptcy plan of reorganization.

Chapter 11 Reorganization and Related Dispositions of Assets

On March 10, 2004, Covanta and certain of its affiliates consummated a plan of reorganization and emerged from their reorganization proceedings under chapter 11 of the Bankruptcy Code. As a result of the consummation of the plan (further described below), Covanta is a wholly owned subsidiary of Danielson Holding Corporation, a Delaware corporation ("Danielson"). The chapter 11 proceedings commenced on April 1, 2002 (the "First Petition Date"), when Covanta and 123 of its domestic subsidiaries filed voluntary petitions for relief under chapter 11 of the

Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). After the First Petition Date, thirty-two additional subsidiaries filed their chapter 11 petitions for relief under the Bankruptcy Code. Eight subsidiaries that had filed petitions on the First Petition Date were sold as part of the Company's disposition of assets during the bankruptcy cases and are no longer owned by the Company. All of the bankruptcy cases (the "Chapter 11 Cases") were jointly administered under the caption "In re Ogden New York Services, Inc., et al., Case Nos. 02-40826 (CB), et al." The debtors under the Chapter 11 Cases (collectively, the "Debtors") operated their business as debtors-in-possession pursuant to the Bankruptcy Code.

Until September 1999, and under prior management, the Company had been actively involved in the entertainment and aviation services industries. However, after extensive study and evaluation, the Company determined that most of its earnings were generated by the energy business, that the entertainment business was substantially over-leveraged and that the focus on the entertainment and aviation businesses had not proven successful. Accordingly, in September 1999, the Company adopted a restructuring strategy in which it would concentrate on its core energy business while seeking to sell its aviation and entertainment businesses. During 2000 and 2001, the Company divested multiple entertainment and aviation assets and significantly reduced overhead.

However, the Company required waivers of financial covenants under its numerous credit agreements and new letter of credit facilities to be used by its core energy business in the event of a downgrade by the credit rating agencies below investment grade. The Company believed that, with a single master credit agreement in place, it could seek access to the capital markets with which it could raise equity or debt that, combined with additional cash from the sale of its remaining entertainment and aviation assets, would meet its liquidity needs, including the timely repayment of outstanding debentures maturing in 2002. By the fall of 2000, the Company and its key banks reached an agreement in principle on the terms of a new master credit facility that would include all then-existing bank credit arrangements and a new revolving and letter of credit facility. Due principally to intercreditor issues, the new Revolving Credit and Participation Agreement (as amended, the "Master Credit Facility") was not executed until March 14, 2001, at which time the Company paid down all outstanding bank debt. With the Master Credit Facility in place, the Company continued to dispose of entertainment and aviation assets and took steps to access the capital markets. However, these efforts were thwarted in the spring of 2001 by unanticipated events. The sale of the remaining assets from the non-core businesses took longer and yielded fewer proceeds than anticipated. The energy crisis in California (which led to the substantially delayed payment to the Company of approximately $75 million by two California utilities) and the perception that the independent power sector was overbuilt contributed to a reduction in demand for energy company securities. The delayed payment by two California utilities also caused the Company to seek cash flow covenant waivers under the Master Credit Facility in June 2001. These waivers were granted, but in consideration for the waivers the Company lost the capacity under the Master Credit Facility to obtain letters of credit that it had intended to provide to third parties in the event of a downgrade in the Company's credit rating. The Company's ability to access the capital markets was further hampered first by a sharp downturn in capital markets for energy companies in the middle of 2001, subsequently by the events of September 11, 2001, which dampened the capital markets generally, and the collapse of Enron, which brought the energy sector further investor disfavor.

In December 2001, the Company publicly stated that it needed further covenant waivers and that it was encountering difficulties in achieving access to short-term liquidity. This resulted in a downgrade of the Company's credit rating below investment grade. Consequently, under its contracts for two waste-to-energy facilities the Company became obligated to provide credit support in the amount of $50 million for each project. On March 1, 2002, the Company availed itself of a grace period to defer for thirty days the payment of approximately $4.6 million of interest on its $100 million principal amount 9.25% Debentures due 2022 (the "9.25% Debentures").

In March 2002, substantial amounts of fees under the Master Credit Facility came due, but could not be paid without violating cash maintenance covenants under that facility. In addition, draw notices totaling approximately $105.2 million were presented on two letters of credit issued on behalf of the Company. Although the bank lenders honored such letters of credit, the Company had insufficient liquidity to reimburse the bank lenders as required under the Master Credit Facility. Furthermore, approximately $148.7 million of the 6% Convertible Subordinated Debentures and the 5.75% Convertible Subordinated Debentures (collectively, the "Convertible Subordinated Debentures") were to mature in 2002.

Ultimately, the Company concluded that the commencement of the Chapter 11 Cases was in the best interest of all creditors as the best means to protect the value of the Company's core business, reorganize its capital structure and complete the disposition of its remaining non-core entertainment and aviation assets.

As debtors-in-possession, the Debtors were authorized to continue to operate as an ongoing business.

In order to obtain post-petition financing, with the approval of the Bankruptcy Court the Debtors entered into a Debtor-in-Possession Credit Agreement dated as of April 1, 2002 (as amended, the "DIP Financing Facility") with certain of the Debtors' prepetition bank lenders (the "DIP Lenders"). The DIP Financing Facility is described in Note 17 to the Consolidated Financial Statements.

After the First Petition Date, the Debtors continued their efforts to dispose of non-core businesses. With approval of the Bankruptcy Court, the Debtors sold their remaining aviation fueling assets, their interests in Casino Iguazu and La Rural Fairgrounds and Exhibition Center in Argentina (together, the "Argentine Assets"). They also transferred their remaining interests in the Corel Centre in Ottawa, Canada (the "Corel Centre") and in the Ottawa Senators Hockey Club Corporation (the "Team") and other miscellaneous assets related to the entertainment business. The Debtors also closed a transaction pursuant to which they have been released from their management obligations, and the Debtors have realized and compromised their financial obligations, in connection with the Arrowhead Pond Arena in Anaheim, California ("Arrowhead Pond," and with the Corel Centre, the "Arenas"). See the discussion in "Other" below for a description of material non-core business dispositions that occurred in 2003.

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

Over the course of the Chapter 11 Cases, the Debtors held discussions with the Official Committee of Unsecured Creditors (the "Creditors Committee"), representatives of the DIP Lenders, other pre-petition bank lenders and a committee of the holders of the 9.25% Debentures with respect to possible capital and debt structures for the Debtors and the formulation of a plan of reorganization. (The DIP Lenders and the other pre-petition bank lenders are referred to herein as the "Secured Bank Lenders".)

In August 2003, the Debtors, in consultation with the Secured Bank Lenders, determined that it was desirable to sell the interests held by certain of the Debtors and non-debtor affiliates in certain geothermal energy projects (each project, a "Geothermal Project") located in Heber and Mammoth Lakes, California (the "Geothermal Business") in order to fund the Reorganized Debtors' emergence from Chapter 11. On December 18, 2003, Covanta and certain of its subsidiaries sold the Geothermal Business to Ormat Nevada, Inc. for cash consideration of $214 million, subject to working capital adjustments. The sale was effected pursuant to a competitive bidding procedure conducted by the Bankruptcy Court and a plan of reorganization for the six subsidiaries conducting the operation of the Geothermal Business. In connection with the sale, the Company paid a stalking horse bidder a break-up fee of approximately $5.4 million.

On December 2, 2003, Covanta and Danielson entered into an Investment and Purchase Agreement (as amended, the "DHC Agreement"). The DHC Agreement provided for:

         - Danielson to purchase 100% of the equity in Covanta for $30 million as part of a plan of reorganization (the "DHC Transaction");

         - agreement as to new revolving credit and letter of credit facilities for the Company's domestic and international operations, provided by certain of the Secured Bank Lenders and a group of additional lenders organized by Danielson; and

         - execution and consummation of the Tax Sharing Agreement between Danielson and Covanta (the "Tax Sharing Agreement"), pursuant to which Covanta's share of Danielson's consolidated group tax liability for taxable years ending after consummation of the DHC Transaction will be computed taking into account net operating losses of Danielson, and Danielson will have an obligation to indemnify and hold harmless Covanta for certain excess tax liability.

The Company determined that the DHC Transaction was in the best interests of its estate and its creditors, and was preferable to other alternatives under consideration because it provided:

         - a more favorable capital structure for the Company upon emergence from Chapter 11;

         -        the injection of $30 million in equity from Danielson;

         -        enhanced access to capital markets through Danielson;

         - diminished syndication risk in connection with the Company's financing under the exit financing agreements; and

         - reduced exposure of the Secured Bank Lenders as a result of financing arranged by new lenders.

On March 5, 2004, the Bankruptcy Court entered an order confirming the Company's plans of reorganization premised on the DHC Transaction and liquidation for certain of those Debtors involved in non-core businesses. On March 10, 2004 both Plans were effected upon the consummation of the DHC Transaction (the plans of reorganization and liquidation collectively, the "Reorganization Plan"). The following is a summary of material provisions of the Reorganization Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Reorganization Plan, including those exhibits and documents described therein, which have been filed with the Bankruptcy Court. The Debtors owning or operating the Company's Warren County, New Jersey, Lake County, Florida, and Tampa Bay, Florida projects remain debtors-in-possession (the "Remaining Debtors"), and are not the subject of either Plan.

The Reorganization Plan provides for, among other things, the following distributions:

         (i) Secured Bank Lender and 9.25% Debenture Holder Claims

On account of their allowed secured claims, the Secured Bank Lenders and the 9.25% Debenture holders received, in the aggregate, a distribution consisting of:

         - the cash available for distribution after payment by the Company of exit costs necessary to confirm the Amended Plans and establishment of required reserves pursuant to the Reorganization Plan,

         - new high-yield secured notes issued by Covanta and guaranteed by its subsidiaries (other than Covanta Power International Holdings, Inc. ("CPIH") and its subsidiaries) which are not contractually prohibited from incurring or guaranteeing additional debt (Covanta and such subsidiaries, the "Domestic Borrowers") with a stated maturity of seven years (the "High Yield Notes"), and

         -        a term loan of CPIH with a stated maturity of 3 years.

Additionally, the Reorganization Plan incorporates the terms of a pending settlement of litigation that had been commenced during the Chapter 11 Cases by the Creditors Committee challenging the validity of the lien asserted on behalf of the holders of the 9.25% Debentures (the "9.25% Debenture Adversary Proceeding"). Pursuant to the settlement, holders of general unsecured claims against the Company are entitled to receive 12.5% of the value that would otherwise be distributable to the holders of 9.25% Debenture claims that participate in the settlement.

         (ii) Unsecured Claims against Operating Company Subsidiaries

The holders of allowed unsecured claims against any of the Company's operating subsidiaries will receive new unsecured notes in a principal amount equal to the amount of their allowed unsecured claims with a stated maturity of 8 years (the "Unsecured Notes").

         (iii) Unsecured Claims against Covanta and Holding Company Subsidiaries

The holders of allowed unsecured claims against Covanta or certain of its holding company subsidiaries will receive, in the aggregate, a distribution consisting of (i) $4 million in principal amount of Unsecured Notes, (ii) a participation interest equal to 5% of the first $80 million in net proceeds received in connection with the sale or other disposition of CPIH and its subsidiaries, and (iii) the recoveries, if any, from avoidance actions not waived under the plan that might be brought on behalf of the Company. As described above, each holder of an allowed unsecured claim against Covanta or certain of its holding company subsidiaries is entitled to receive its pro-rata share of 12.5% of the value that would otherwise be distributable to the holders of 9.25% Debenture claims that participate in the settlement of the 9.25% Debenture Adversary Proceeding pursuant to the Reorganization Plan.

         (iv) Subordinated Claims of Holders of Convertible Subordinated Debentures

The holders of Covanta's Convertible Subordinated Debentures did not receive any distribution or retain any property pursuant to the proposed Reorganization Plan. The Convertible Subordinated Debentures were cancelled as of March 10, 2004, the effective date of the Reorganization Plan.

         (v) Equity interests of common and preferred stockholders

The holders of Covanta's preferred and common stock outstanding immediately before consummation of the DHC Transaction did not receive any distribution or retain any property pursuant to the Reorganization Plan. The preferred stock and common stock was cancelled as of March 10, 2004, the Effective Date of the Reorganization Plan.

The Reorganization Plan provides for the complete liquidation of those of the Company's subsidiaries that have been designated as liquidating entities. Substantially all of the assets of these liquidating entities have already been sold. Under the Reorganization Plan the creditors of the liquidating entities will not receive any distribution other than those administrative creditors with respect to claims against the liquidating entities that have been incurred in the implementation of the Reorganization Plan and priority claims required to be paid under the Bankruptcy Code.

As further set forth in this Part 1, Item 1. "Business" and Part II, Item 7 "Management's Discussion and Analysis," there are risks that might affect the Company's ability to implement its business plan and pay the various debt instruments to be issued pursuant to the Second Reorganization Plan.

As a result of the consummation of the DHC Transaction, the Company emerged from bankruptcy with a new debt structure. Domestic Borrowers have two credit facilities

         - a letter of credit facility (the "First Lien Facility"), for the issuance of a letter of credit in the amount up to $139 million required in connection with a waste-to-energy facility, and

         - a letter of credit and liquidity facility (the "Second Lien Facility"), in the aggregate amount of $118 million, up to $10 million of which shall also be available for cash borrowings on a revolving basis and the balance for letters of credit.

Both facilities have a term of five years, and are secured by the assets of the Domestic Borrowers on which they are not prohibited from placing liens under other prior agreements. The lien of the Second Lien Facility is junior to that of the First Lien Facility.

The Domestic Borrowers also issued the High Yield Notes and issued or will issue the Unsecured Notes. The High Yield Notes are secured by a third priority lien in the same collateral securing the First Lien Facility and the Second Lien Facility. The High Yield Notes were issued in the initial principal amount of $205 million, which will accrete to $230 million at maturity in 7 years. Unsecured Notes in a principal amount of $4 million were issued on the effective date of the Reorganization Plan, and the Company expects to issue additional Unsecured Notes in a principal amount of between $30 and $35 million including additional Unsecured Notes that may be issued to holders of allowed claims against the Remaining Debtors if and when such Remaining Debtors emerge from bankruptcy. The final principal amount of all Unsecured Notes will be equal to the amount of allowed unsecured claims against the Company's operating subsidiaries which were Reorganizing Debtors, and such amount will be determined at such time as the allowance of all such claims are resolved through settlement or further proceedings in the Bankruptcy Court. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004. Under the Reorganization Plan, the Company is authorized to issue up to $50 million in principal amount of Unsecured Notes.

Also, CPIH and each of its domestic subsidiaries, which hold all of the assets and operations of the Company's international businesses (the "CPIH Borrowers") entered into two secured credit facilities:

         - a revolving credit facility, secured by a first priority lien on the stock of CPIH and substantially all of the CPIH Borrowers' assets not otherwise pledged, consisting of commitments for cash borrowings of up to $10 million for purposes of supporting the international businesses and

         - a term loan facility of up to $95 million, secured by a second priority lien on the same collateral.

Both facilities will mature in three years. The debt of the CPIH Borrowers is non-recourse to Covanta and its other domestic subsidiaries. For further discussion, see Part II, Item 7, "Management's Discussion and Analysis."

In addition, in the Chapter 11 cases, the Debtors had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. As a condition to assuming a contract, each Debtor must cure all existing defaults (including payment defaults). The Company has paid or expects to pay approximately $9 million in cure amounts in connection with assumed executory contracts and unexpired leases. There can be no assurance that the cure amounts ultimately associated with assumed executory contracts and unexpired leases will not be materially higher than the amounts estimated by the Company.

The Company has reconciled recorded pre-petition liabilities with proofs of claim filed by creditors with the Bankruptcy Court. Differences resulting from that reconciliation process are recorded as adjustments to pre-petition liabilities. The Company has not yet determined the reorganization adjustments. In total, approximately 4,550 proofs of claim in aggregate amount of approximately $13.3 billion were filed. Additional claims may be filed in connection with the rejection of contracts and other matters. The Debtors believe that many of the proofs of claim are invalid, duplicative, untimely, inaccurate or otherwise objectionable. During the course of the bankruptcy proceedings, the Debtors filed procedural objections to more than 3,000 claims, primarily seeking to reclassify as general unsecured claims certain claims that were filed as secured or priority claims. The Debtors have objected to and intend to contest claims to the extent they materially exceed the amounts the Debtors believe may be due.

See Note 30 to the Consolidated Financial Statements for financial information about business segments.

See Note 30 to the Consolidated Financial Statements for financial information about geographic areas.

DESCRIPTION OF DOMESTIC ENERGY AND WATER BUSINESS

The Company's domestic business is the design, construction and long-term operation of key infrastructure for municipalities and others in waste-to-energy, independent power production and water. The Company's largest operations are in waste-to-energy projects, and it currently operates 25 waste-to-energy projects, the majority of which were developed and structured contractually as part of competitive procurements conducted by municipal entities. The waste-to-energy plants combust municipal solid waste as a means of environmentally sound disposal and produce energy that is sold as electricity or steam to utilities and other purchasers. The Company processes approximately five percent of the municipal solid waste produced in the United States and therefore represents a vital part of the nation's solid waste disposal industry.

(i)      Waste-to-Energy Projects.

The essential purpose of the Company's waste-to-energy projects is to provide waste disposal services, typically to municipal clients who sponsor the projects ("Client Communities"). Generally, the Company provides these services pursuant to long term service contracts ("Service Agreements"). The electricity or steam is sold pursuant to long-term power purchase agreements ("PPAs") with local utilities or industrial customers, with one exception, and most of the resulting revenues reduce the overall cost of waste disposal services to the Client Communities. Each Service Agreement is different to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements and other factors. The original terms of the Service Agreements are each 20 or more years, with the majority now in the second half of the applicable term.

The Company currently operates the waste-to-energy projects identified below under "Domestic Project Summaries." Most of the Company's operating waste-to-energy projects were developed and structured contractually as part of competitive procurements conducted by municipal entities. As a result, these projects have many common features, which are described in subsection (A) below. Certain projects which do not follow this model, or have been or may be restructured, are described in subsection (B) below.

The Company receives its revenue in the form of fees pursuant to Service Agreements, and in some cases PPAs, at facilities it owns. The Company's Service Agreements begin to expire in 2007, and PPAs at Company-owned projects generally expire at or after the date on which that project's Service Agreement expires. As the Company's contracts expire it will become subject to greater market risk in maintaining and enhancing its revenues. As its Service Agreements at municipally-owned facilities expire, the Company intends to seek to enter into renewal or replacement contracts to operate several such facilities. The Company also will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. As the Company's Service Agreements at facilities it owns begin to expire, it intends to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time the Company expects to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenues to the Company. At Company-owned facilities, the expiration of existing PPAs will require the Company to sell its output either into the local electricity grid at prevailing rates or pursuant to new contracts. There can be no assurance that the Company will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable to the Company.

The Company's opportunities for growth by investing in new projects will be limited by existing debt covenants, as well as by competition from other companies in the waste disposal business. The Company intends to pursue opportunities to expand the processing capacity where Client Communities have encountered significantly increased waste volumes without corresponding increases in competitively-priced landfill availability. Other than expansions at existing waste-to-energy projects, the Company does not expect to engage in material development activity which will require significant equity investment. There can be no assurance that the Company will be able to implement expansions at existing facilities.

(A)      Structurally Similar Waste-to-Energy Projects.

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

         - The Company operates the facility and generally guarantees it will meet minimum waste processing capacity and efficiency standards, energy production levels and environmental standards. The Company's failure to meet these guarantees or to otherwise observe the material terms of the Service Agreement (unless caused by the Client Community or by events beyond its control ("Unforeseen Circumstances")) may result in liquidated damages charged to the Company or, if the breach is substantial, continuing and unremedied, the termination of the Service Agreement. In the case of such Service Agreement termination, the Company may be obligated to pay material damages, including payments to discharge project indebtedness. Covanta or an intermediate holding company typically guarantees performance of the Service Agreement.

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

Financing for the Company's domestic waste-to-energy projects is generally accomplished through tax-exempt and taxable revenue bonds issued by or on behalf of the Client Community. If the facility is owned by a Covanta subsidiary, the Client Community loans the bond proceeds to the subsidiary to pay for facility construction and pays to the subsidiary amounts necessary to pay debt service. For such facilities, project-related debt is included as "project debt (short and long term)" in the Company's consolidated financial statements. Generally, such debt is secured by the revenues pledged under the respective indentures and is collateralized by the assets of Covanta's subsidiary and with the only recourse to Covanta being related to construction and operating performance defaults.

Covanta has issued instruments to its Client Communities and other parties which guarantee that Covanta's operating subsidiaries will perform in accordance with contractual terms including, where required, the payment of damages. Such contractual damages could be material, and in circumstances where one or more subsidiary's contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by Client Communities and operated by Covanta subsidiaries, Covanta's potential maximum liability as of December 31, 2003 associated with the repayment of project debt amounts was in aggregate approximately $1.3 billion. Additionally, damages payable under such guarantees on Company owned waste to energy facilities could expose Covanta to recourse liability on project debt with respect to such facilities. If Covanta is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and which is presently not estimable. To date, Covanta has not incurred material liabilities under such guarantees.

(B)      Other Waste-to-Energy Project Structures.

Haverhill, Massachusetts

The Company's Haverhill, Massachusetts waste-to-energy facility is not operated pursuant to a Service Agreement with a Client Community. In this project, the Company assumed the project debt and risks relating to waste availability and pricing, risks relating to the continued performance of the electricity purchaser, as well as risks associated with unforeseen circumstances. The Company retains all of the energy revenues from sales of power and disposal fees for waste accepted at this facility. Accordingly, the Company believes that this project carries both greater risks and greater potential rewards than projects in which there is a Client Community.

During 2003, US Gen New England, Inc. ("USGenNE"), the power purchaser for the Haverhill project, filed a petition under Chapter 11 of the United States Bankruptcy Code. The Company is closely monitoring these proceedings and is a member of the USGenNE's Official Committee of Unsecured Creditors. The impact, if any, of the USGenNE's bankruptcy on the Company's earnings, financial position and liquidity will depend upon how USGenNE treats its contract to purchase power from the Haverhill project, which would otherwise expire in 2019. The Company believes that its contract provides for energy rates at or below both current and projected market rates, and that it is possible that the contract will remain in effect. If USGenNE seeks to reject the contract, as it has the right to do under the Bankruptcy Code, the Company's operating subsidiary would seek to sell power from the Haverhill project in the applicable power pool or enter into a replacement contract at then-available rates. In such a circumstance, unless the Company is able to enter into a long term contract with a replacement power purchaser, the Haverhill project will be subjected to greater market price risk for energy sales than previously was the case.

(C)      Restructurings

Warren County, New Jersey

The Covanta subsidiary ("Covanta Warren") which operates the Company's waste-to-energy facility in Warren County, New Jersey (the "Warren Facility") and the Pollution Control Financing Authority of Warren County ("Warren Authority") have been engaged in negotiations for an extended time concerning a potential restructuring of the parties' rights and obligations under various agreements related to Covanta Warren's operation of the Warren Facility. Those negotiations were in part precipitated by a 1997 federal court of appeals decision invalidating certain of the State of New Jersey's waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, the State of New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to an agreement with the Warren Authority which modifies the existing Service Agreement for the Warren Facility.

Although discussions continue, to date Covanta Warren and the Warren Authority have been unable to reach an agreement to restructure the contractual arrangements governing Covanta Warren's operation of the Warren Facility. The Warren Authority has indicated that a consensual restructuring of the parties' contractual arrangements may be possible in 2004. In addition, the Warren Authority has agreed to release approximately $1.2 million being held in escrow to Covanta Warren so that Covanta Warren may perform an environmental retrofit during 2004. Based upon the foregoing, the Company has determined not to propose a plan of reorganization or plan of liquidation for Covanta Warren at this time, and instead have determined that Covanta Warren should remain a debtor-in-possession after the Reorganization Plan was consummated.

In order to emerge from bankruptcy without uncertainty concerning potential claims against Covanta related to the Warren Facility, Covanta rejected its guarantees of Covanta Warren's obligations relating to the operation and maintenance of the Warren Facility. The Company anticipates that if a restructuring is consummated, Covanta may at that time issue a new parent guarantee in connection with that restructuring and emergence from bankruptcy.

In the event the parties are unable to timely reach agreement upon and consummate a restructuring of the contractual arrangements governing Covanta Warren's operation of the Warren Facility, the Company may, among other things, elect to litigate with counterparties to certain agreements with Covanta Warren, assume or reject one or more executory contracts related to the Warren Facility, attempt to file a plan of reorganization on a non-consensual basis, or liquidate Covanta Warren. In such an event, creditors of Covanta Warren may not receive any recovery on account of their claims.

The Company expects that the outcome of this restructuring will not negatively affect its ability to implement its business plan.

Onondaga County, New York

Shortly before the First Petition Date, the Onondaga County Resource Recovery Agency ("OCRRA") purported to terminate the Service Agreement between OCRRA and Covanta Onondaga, LP ("Covanta Onondaga") relating to the waste-to-energy facility in Onondaga County, New York (the "Onondaga Facility"). The alleged termination was based upon Covanta's failure to provide a letter of credit following its downgrade by rating agencies. Covanta Onondaga challenged that purported termination by OCRRA. The dispute between Covanta Onondaga and OCRRA concerning that termination, as well as disputes concerning which court would decide that dispute, was litigated in state court and several bankruptcy, district and appellate federal courts.

The Company, OCRRA and certain bondholders and limited partners have reached an agreement to resolve their disputes. The Bankruptcy Court entered an order approving that compromise and restructuring on October 9, 2003. That agreement provides for the continued operation of the Onondaga Facility by Covanta Onondaga, as well as numerous modifications to agreements relating to the Onondaga Facility, including: (i) the restructuring of the bonds issued to finance development and construction of the Onondaga Facility; (ii) reduction in the amount of the service fee payable to Covanta Onondaga; (iii) elimination of the requirement that Covanta provide credit support, and a reduction in the maximum amount of the parent company guarantee; and (iv) material amendments to the agreements between Covanta Onondaga's third party limited partners and the Company. The Onondaga restructuring was completed in October 2003.

Hennepin County, Minnesota

On June 11, 2003, the Company received Bankruptcy Court approval to restructure certain agreements relating to the Company's waste-to-energy project at Hennepin, Minnesota. The elements of the restructuring are: (i) the purchase by Hennepin County of the ownership interests of General Electric Capital Corporation and certain of its affiliates ("GECC") in the operating facility,
(ii) the termination of certain leases, the existing Service Agreement and certain financing and other agreements; (iii) entry into a new Service Agreement and related agreements, which reduces Hennepin County's payment obligations under the Service Agreement to the Company's subsidiary operating the facility and requires that subsidiary to provide a letter of credit in an initial amount of $25 million and then declining after the Company emerges from the bankruptcy process; (iv) the refinancing of bonds issued in connection with the development and construction of the project; and (v) assumption and assignment to Hennepin County of certain interests in the project's electricity sale agreement. The Hennepin restructuring was completed in July 2003.

Union County, New Jersey

On June 19, 2003, Covanta Union, Inc. ("Covanta Union") received Bankruptcy Court approval to restructure certain agreements relating to the Debtors' waste-to-energy facility at Rahway, Union County, New Jersey (the "Union Facility"), and to settle certain disputes with the Union County Utilities Authority (the "Union Authority"). The restructuring facilitates the Union Authority's implementation of a solid waste flow control program and accounts for the impact of recent court decisions upon the agreements between Covanta Union and the Union Authority. Key elements of the restructuring include: (i) modifying the existing project agreements between Covanta Union and the Union Authority and (ii) executing a settlement agreement and a release and waiver with the Union Authority resolving disputes that had arisen between Covanta Union and the Union Authority regarding unpaid fees. The Union restructuring was completed in July 2003.

Babylon, New York

The Town of Babylon, New York ("Babylon") filed a proof of claim against Covanta Babylon, Inc. ("Covanta Babylon") for approximately $13.4 million in prepetition damages and $5.5 million in post-petition damages, alleging that Covanta Babylon has accepted less waste than required under the Service Agreement between Babylon and Covanta Babylon at the waste-to-energy facility in Babylon, and that Covanta's Chapter 11 Cases imposed on Babylon additional costs for which Covanta Babylon should be responsible. The Company filed an objection to Babylon's claim, asserting that it is in full compliance with the express requirements of the Service Agreement and was entitled to adjust the amount of waste it is required to accept to reflect the energy content of the waste delivered. Covanta Babylon also asserted that the costs arising from its chapter 11 proceeding are not recoverable by Babylon. After lengthy discussions, Babylon and Covanta Babylon reached a settlement pursuant to which, in part, (i) the parties amended the Service Agreement to adjust Covanta Babylon's operational procedures for accepting waste, reduce Covanta Babylon's waste processing obligations, increase Babylon's additional waste service fee to Covanta Babylon, and reduce Babylon's annual operating and maintenance fee to Covanta Babylon; (ii) Covanta Babylon paid a specified amount to Babylon in consideration for a release of any and all claims (other than its rights under the settlement documents) that Babylon may hold against the Company and in satisfaction of Babylon's administrative expense claims against Covanta Babylon; and (iii) the parties allocated additional costs relating to the swap financing as a result of Covanta Babylon's Chapter 11 proceedings until such costs are eliminated. The restructuring became effective on March 12, 2004.

Lake County, Florida

In late 2000, Lake County, Florida ("Lake County") commenced a lawsuit in Florida state court against Covanta Lake, Inc. ("Covanta Lake"), which also refers to its merged successor, as defined below) relating to the waste-to-energy facility operated by Covanta in Lake County, Florida (the "Lake Facility"). In the lawsuit, Lake County sought to have its Service Agreement with Covanta Lake declared void and in violation of the Florida Constitution. That lawsuit was stayed by the commencement of the Chapter 11 Cases. Lake County subsequently filed a proof of claim seeking in excess of $70 million from Covanta Lake and Covanta.

On June, 20, 2003, Covanta Lake filed a motion with the Bankruptcy Court seeking entry of an order (i) authorizing Covanta Lake to assume, effective upon confirmation of a plan of reorganization for Covanta Lake, its Service Agreement with Lake County, (ii) finding no cure amounts due under the Service Agreement, and (iii) seeking a declaration that the Service Agreement is valid, enforceable and constitutional, and remains in full force and effect. Contemporaneously with the filing of the assumption motion, Covanta Lake filed an adversary complaint asserting that Lake County is in arrears to Covanta Lake in the amount of more than $8.5 million. Shortly before trial commenced in these matters, the Company and Lake County reached a tentative settlement calling for a new agreement specifying the parties' obligations and restructuring of the project. That tentative settlement and the proposed restructuring will involve, among other things, termination of the existing Service Agreement and the execution of a new waste disposal agreement which shall provide for a put-or-pay obligation on Lake County's part to deliver 163,000 tons per year of acceptable waste to the Lake Facility and a different fee structure; a replacement guarantee from Covanta in a reduced amount; the payment by Lake County of all amounts due as "pass through" costs with respect to Covanta Lake's payment of property taxes; the payment by Lake County of a specified amount in each of 2004, 2005 and 2006 in reimbursement of certain capital costs; the settlement of all pending litigation; and a refinancing of the existing bonds.

The Lake settlement is contingent upon, among other things, receipt of all necessary approvals, as well as a favorable outcome to the Company's pending objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing Service Agreement that would be terminated under the proposed settlement. On November 3-5, 2003, the Bankruptcy Court conducted a trial on Mr. Gregg's proofs of claim. At issue in the trial was whether Mr. Gregg is entitled to damages as a result of Covanta Lake's proposed termination of the existing Service Agreement and entry into a waste disposal agreement with Lake County. As of March 22, 2004, the Bankruptcy Court had not ruled on the Company's claims objections. Based on the foregoing, the Company has determined not to propose a plan of reorganization or plan of liquidation for Covanta Lake at this time, and instead that Covanta Lake should remain a debtor-in-possession after the effective date of the Reorganization Plan.

To emerge from bankruptcy without uncertainty concerning potential claims against Covanta related to the Lake Facility, Covanta has rejected its guarantees of Covanta's obligations relating to the operation and maintenance of the Lake Facility. The Company anticipates that if a restructuring is consummated, Covanta may at that time issue new parent guarantees in connection with that restructuring and emergence from bankruptcy.

Depending upon the ultimate resolution of these matters with Mr. Gregg and the County, Covanta Lake may determine to assume or reject one or more executory contracts related to the Lake Facility, terminate the Service Agreement with Lake County for its breaches and default and pursue litigation against Lake County and/or Mr. Gregg. Based on this determination, the Company may reorganize or liquidate Covanta Lake. Depending on how Covanta Lake determines to proceed, creditors of Covanta Lake may not receive any recovery on account of their claims.

The Company expects that the outcome of these disputes will not affect its ability to implement its business plan.

Tulsa, Oklahoma

Prior to October 2003, Covanta Tulsa, Inc. ("Covanta Tulsa") operated the waste-to-energy facility located in Tulsa, Oklahoma (the "Tulsa Facility") pursuant to a Service Agreement with the Tulsa Authority for Recovery of Energy which expires in 2007. Covanta leased the facility from CIT Group/Capital Finance, Inc. ("CIT") under a long-term lease expiring in 2012 (the "CIT Lease"). Covanta Tulsa was unable to restructure its contractual arrangements with CIT related to Covanta Tulsa's operation of the Tulsa Facility, which was projected to become unprofitable for Covanta Tulsa absent such a restructuring. As a result, the Company terminated business operations at the Tulsa Facility, turned over the Tulsa Facility to CIT and rejected the CIT Lease and certain other agreements relating to the Tulsa Facility. Covanta Tulsa is a liquidating debtor under the Reorganization Plan.

(ii)     Independent Power Projects

Since 1989, the Company has been engaged in developing, owning and/or operating 20 independent power production facilities utilizing a variety of energy sources including water (hydroelectric), natural gas, coal, geothermal fluid, landfill gas and heavy fuel oil. The electrical output from each facility, with one exception, is sold to local utilities. The Company's revenue from the independent power production facilities is derived primarily from the sale of energy and capacity. During 2003, the Company sold its interests in its Geothermal Business, as described above.

The regulatory framework for selling power to utilities from independent power facilities (including waste-to-energy facilities) after current contracts expire is in flux, given the energy crisis in California in 2000 and 2001, the over-capacity of generation at the present time in many markets and the uncertainty as to the adoption of new Federal energy legislation. Various states and Congress are considering a wide variety of changes to regulatory frameworks, but none has been established definitively at present.

(A)      Independent Power Projects in operation.

Hydroelectric.

The Company owns a 50% equity interest in two run-of-river hydroelectric facilities, Koma Kulshan and Weeks Falls, which have a combined gross capacity of 17 MW. Both Koma Kulshan and Weeks Falls are located in Washington State and both sell energy and capacity to Puget Sound Power & Light Company under long term PPAs. A subsidiary of the Company provides operation and maintenance services to the Koma Kulshan partnership under a cost plus fixed fee agreement.

The Company operates the New Martinsville facility in West Virginia, a 40 MW run-of-river project pursuant to a short-term Interim Operations and Maintenance Agreement which will expire March 31, 2004. The Company chose not to renew the lease on the project, the term of which expired in October 2003.

Wood.

The Company owns 100% interests in Burney Mountain Power, Mt. Lassen Power, and Pacific Oroville Power three wood-fired generation facilities in northern California. A fourth facility, Pacific Ultra Power Chinese Station, is owned by a partnership in which the Company holds a 50% interest. Fuel for the facilities is procured from local sources primarily through short-term supply agreements. The price of the fuel varies depending on time of year, supply and price of energy. The four projects have a gross generating capacity of 67 MW. All four projects sell energy and capacity to Pacific Gas & Electric under PPAs. Until July 2001 the facilities were receiving Pacific Gas & Electric's short run avoided cost for energy delivered. However, beginning in July 2001 the four facilities entered into five-year fixed-price periods pursuant to PPA amendments.

Landfill Gas.

The Company has interests in and operates eight landfill gas projects which produce electricity by burning methane gas produced in landfills. The Otay, Oxnard, Penrose, Salinas, Stockton, Santa Clara and Toyon projects are located in California, and the Gude project is located in Maryland. The eight projects have a total gross capacity of 36 MW. The Gude facility PPA has expired and the facility is currently selling its output into the regional utility grid. The Penrose and Toyon projects sell energy and delivered capacity to the local utility. The remaining five projects sell energy and contracted capacity to various California utilities. The Penrose and Toyon PPAs expire in 2006, and the Salinas, Stockton and Santa Clara PPAs expire in 2007. The Otay and Oxnard PPAs expire in 2011. Upon the expiration of the PPAs it is expected that these projects will enter into new off take arrangements or the projects will be shut down.

(B)      Independent Power Projects Divestitures

Geothermal.

As discussed above in "Chapter 11 Reorganization and Related Dispositions of Assets," the Company owned and operated the Geothermal Business, which consisted of independent power production facilities that convert geothermal fluid into energy. The Geothermal Business was composed of the following: (i) Second Imperial Geothermal Company, L.P. ("SIGC"), which is the sole lessee of a nominal 48-megawatt geothermal electric power plant located in Imperial County, California; (ii) Heber Geothermal Company ("HGC") the owner of a nominal 52-megawatt geothermal electric power plant located in Imperial County, California; (iii) Heber Field Company, which is owner of certain land and lessee under more than 200 royalty leases providing it the right to extract geothermal fluid which is sold to SIGC and HGC; and (iv) the interests of Covanta Power Pacific, Inc., a non-debtor affiliate, in non-debtor affiliates Pacific Geothermal Company and Mammoth Geothermal Company, which entities, in turn, collectively own 50% of the partnership interests in Mammoth Pacific, L.P., an entity which owns three geothermal electric power plants totaling 40 megawatts located on the eastern slopes of the Sierra Nevada Mountains at Casa Diablo Hot Springs in Mono County, California. The Company sold its interests in the Geothermal Business to Ormat Nevada, Inc. on December 18, 2003.

(iii)    Water Operations

The Company's water operations are composed of wastewater treatment and water purification plants. The water operations are conducted through wholly-owned subsidiaries, which design, construct, maintain, and/or operate water treatment facilities and distribution and collection networks for municipalities in the United States.

Currently, the Company operates and maintains seven water facilities in New York State and has designed and built and now operates and maintains a water treatment facility and associated transmission and pumping equipment in Alabama. During 2003, the Company completed construction of a desalination project on behalf of the Tampa Bay Water Authority ("TBW") in Florida.

The Company's water operations face an immature but developing domestic market for private water and wastewater services. Growth of the privatized market has not been consistent and is constrained by a number of factors, including water's status as a most elemental and key community resource and the long history of entrenched municipal operation with corresponding public sector employment.

(A)      Water Projects in Construction

During 2003 Covanta Tampa Construction, Inc. ("CTC"), completed construction of a 25 million gallon per day desalination-to-drinking water facility (the "Tampa Water Facility") under a contract with TBW near Tampa, Florida. Covanta Energy Group, Inc., guaranteed CTC's performance under its construction contract with TBW. A separate subsidiary, Covanta Tampa Bay, Inc. ("CTB"), entered into a contract with TBW to operate the Tampa Water Facility after construction and testing is completed by CTC.

As construction of the Tampa Water Facility neared completion, the parties had material disputes between them, primarily relating to (i) whether CTC has satisfied acceptance criteria for the Tampa Water Facility; (ii) whether TBW has obtained certain permits necessary for CTC to complete start-up and testing, and for CTB to subsequently operate the Tampa Water Facility; (iii) whether influent water provided by TBW for the Tampa Water Facility is of sufficient quality to permit CTC to complete start-up and testing, or to permit CTB to operate the Tampa Water Facility as contemplated and (iv) if and to the extent that the Tampa Water Facility cannot be optimally operated, whether such shortcomings constitute defaults under CTC's agreements with TBW.

In October 2003, TBW issued a default notice to CTC, indicated that it intended to commence arbitration proceedings against CTC, and further indicated that it intended to terminate CTC's construction agreement. As a result, on October 29, 2003, CTC filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in order to, among other things, prevent attempts by TBW to terminate the construction agreement between CTC and TBW. On November 14, 2003, TBW commenced an adversary proceeding against CTC and filed a motion seeking a temporary restraining order and preliminary injunction directing that possession of the Tampa Water Facility be turned over to TBW. On November 25, 2003, the Bankruptcy Court denied the motion for a temporary restraining order and preliminary injunction and ordered, among other things, that the parties attempt to resolve their disputes in a non-binding mediation.

In February 2004 the Company and TBW agreed to a compromise of their disputes which has been approved by the Bankruptcy Court, subject to confirmation of an acceptable plan of reorganization for CTC and CTB, which were not included in the Reorganization Plan. Under this compromise, all contractual relationships between the Company and TBW will be terminated, CTC will operate and maintain the facility for a limited transition period, for which CTC will be compensated, and the responsibility for optimization and operation of the Tampa Water Facility will be transitioned to TBW or a new, non-affiliated operator. In addition, TBW will pay $4.95 million to or for the benefit of CTC, of which up to $550,000 is earmarked for the payment of claims under the subcontracts previously assigned by the Company to TBW. The settlement funds ultimately would be distributed to creditors and equity holders of CTC and CTB pursuant to a plan of reorganization or liquidation for CTC and CTB.

Depending upon, among other things, whether the parties are able to successfully effect the settlement described above, the Company may, among other things, commence additional litigation against TBW, assume or reject one or more executory contracts related to the Tampa Water Facility, or propose liquidating plans and/or file separate plans of reorganization for CTB and/or CTC. In such an event, creditors of CTC and CTB may not receive any recovery on account of their claims.

The Company expects that the outcome of these disputes will not negatively affect its ability to implement its business plan.

(B)      Water Projects in Operation

The Company operates and maintains wastewater treatment facilities on behalf of seven municipal and industrial customers in upstate New York. Some of these contracts are short term agreements or may be terminated by the counterparty if it no longer desires to continue receiving service from the Company.

The Company also designed, built and now operates and maintains a 24 mgd potable water treatment facility and associated transmission and pumping equipment that supplies water to residents and businesses in Bessemer, Alabama, a suburb of Birmingham. Under a long term contract with the Governmental Services Corporation of Bessemer, the Company received a fixed price for design and construction of the facility, and it is paid a fixed fee plus pass-through costs for delivering processed water to Bessemer's water distribution system.

Between 2000 and 2002, the Company was awarded contracts to supply its patented DualSandTM micro-filtration system ("DSS") to twelve municipalities in upstate New York as the one of the technological improvements necessary to upgrade their existing water and wastewater treatment systems. Five of these upgrades were made in connection with the United States Environmental Protection Agency and New York City Department of Environmental Protection ("NYCDEP"), as part of a $1.4 billion program to protect and enhance the drinking water supply, or watershed, for New York City. The Company does not expect to enter into further material contracts for such projects in the New York City Watershed.

DSS is a cost effective micro-filtration system for municipal water and wastewater treatment, desalinization pre-treatment, re-use, recycling and industrial applications. Its primary purpose is to effect the removal of nutrient and pathogenic pollutants. The Company's obligations in connection with DSS typically include equipment supply and installation and, in some cases, construction.

DOMESTIC PROJECT SUMMARIES

Summary information with respect to the Company's domestic projects(1) that are currently operating, or were under construction during 2003, is provided in the following table:

                                                                                    DATE OF
                                                                                  ACQUISITION/
                                                                 NATURE OF        COMMENCEMENT
                                   LOCATION       SIZE          INTEREST(1)       OF OPERATIONS
A.       MUNICIPAL SOLID WASTE

1.  Marion County                Oregon          13MW      Owner/Operator            1987

2.  Hillsborough County          Florida         29MW      Operator                  1987

3.  Bristol                      Connecticut     16.3MW    Owner/Operator            1988

4.  Alexandria/Arlington         Virginia        22MW      Owner/Operator            1988

5.  Indianapolis                 Indiana         N.A.      Owner/Operator            1988

6.  Hennepin County              Minnesota       38.7MW    Operator                  1989

7.  Stanislaus County            California      22.5MW    Owner/Operator            1989

8.  Babylon(2)                   New York        16.8MW    Owner/Operator            1989

9.  Haverhill                    Massachusetts   46MW      Owner/Operator            1989

10. Warren County(3)             New Jersey      13MW      Owner/Operator            1988

11. Kent County                  Michigan        18MW      Operator                  1990

12. Wallingford(3)               Connecticut     11MW      Owner/Operator            1989

13. Fairfax County               Virginia        79MW      Owner/Operator            1990

14. Huntsville                   Alabama         N.A.      Operator                  1990

15. Lake County                  Florida         14.5MW    Owner/Operator            1991

16. Lancaster County             Pennsylvania    35.7MW    Operator                  1991

17. Pasco County                 Florida         31.2MW    Operator                  1991

18. Huntington(4)                New York        24.3MW    Owner/Operator            1991

19. Hartford(5)                  Connecticut     68.5MW    Operator                  1987

20. Detroit(6)                   Michigan        68MW      Lessee/Operator           1991

21. Honolulu(6)                  Hawaii          57MW      Lessee/Operator           1990

22. Union County(7)              New Jersey      44MW      Lessee/Operator           1994

23. Lee County                   Florida         39.7MW    Operator                  1994

24. Onondaga County(4)           New York        39.5MW    Owner/Operator            1995

25. Montgomery County            Maryland        55MW      Operator                  1995
                                                 -------
                                 SUBTOTAL        802.7MW

B.       HYDROELECTRIC

1.  New Martinsville(1)          West Virginia   40MW      Operator                  1991

2.  Koma Kulshan(8)              Washington      12MW      Part Owner/Operator       1997

3.  Weeks Falls(8)               Washington      5MW       Part Owner                1997
                                                 -------
                                 SUBTOTAL        57MW

C.       WOOD

1.  Burney Mountain              California      11.4MW    Owner/Operator            1997

2.  Pacific Ultrapower           California      25.6MW    Part Owner                1997
    Chinese Station(8)

3.  Mount Lassen                 California      11.4MW    Owner/Operator            1997

4.  Pacific Oroville             California      18.7MW    Owner/Operator            1997
                                                 -------
                                 SUBTOTAL        67.1MW

D.       LANDFILL GAS

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

4.  Penrose                      California      10MW      Owner/Operator            1997

5.  Salinas                      California      1.5MW     Owner/Operator            1997

6.  Santa Clara                  California      1.5MW     Owner/Operator            1997

7.  Stockton                     California      0.8MW     Owner/Operator            1997

8.  Toyon                        California      10MW      Owner/Operator            1997
                                                 -------
                                 SUBTOTAL        36.1MW
                                                 -------

TOTAL DOMESTIC MW IN OPERATION                   962.9MW

E.       WATER AND WASTEWATER

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

4.  Chittenango                  New York        1.0 mgd   Operator                  1998

5.  Canastata                    New York        2.5 mgd   Operator                  1998

6.  Cortland                     New York        10 mgd    Operator                  1995

7.  Mohawk                       New York        0.1 mgd   Operator                  1995

8.  Kirkland                     New York        0.3 mgd   Operator                  1995
                                                 -------
TOTAL MGD IN OPERATION                           90.4 mgd

DOMESTIC PROJECTS UNDER CONSTRUCTION DURING 2003:

1.  Tampa Bay (9)                Florida         25 mgd    n/a
                                                 -------

NOTES

(1) The Company's ownership and/or operation interest in each facility listed below extends at least into calendar year 2007 except: New Martinsville, for which the initial term of the lease and operation contract terminated in 2003 and is now being operated under a short-term Interim Operation and Maintenance Agreement; Penrose, for which the initial term of the operation contract terminates in 2006; Toyon for which the initial term of the operation contract terminates in 2006; Bristol/Meyers Squibb, for which the initial term of the operation contract terminates in 2003; and Clinton, Mohawk and Kirkland, for which the operation contracts are renewable annually.

(2)      Facility has been designed to allow for the addition of another unit.

(3) Company subsidiaries were purchased after completion and use a mass-burn technology that is not the Martin Technology.

(4) Owned by a limited partnership in which the limited partners are not affiliated with the Company.

(5) Under contracts with the Connecticut Resource Recovery Authority, the Company operates only the boiler and turbine for this facility.

(6) Operating contracts were acquired after completion. Facility uses a refuse-derived fuel technology and does not employ the Martin technology described below.

(7)      The Union County facility is leased to a Company subsidiary.

(8)      The Company has a 50% ownership interest in the project.

(9) The Company has tentatively agreed to transfer possession of the Tampa Bay desalination facility to TBW , and will not operate this project.

DESCRIPTION OF INTERNATIONAL ENERGY BUSINESS

The Company conducts its international energy businesses through its wholly-owned subsidiaries. Internationally, the largest element of the Company's energy business is its 26.166% ownership in and operation of the 470 MW (net) pulverized coal-fired electrical generating facility in Quezon Province, The Philippines. The Company has interests in other fossil-fuel generating projects in Asia, a waste-to-energy project in Italy, a natural gas project in Spain, and two small hydroelectric projects in Costa Rica. In general, these projects provide returns primarily from equity distributions and, to a lesser extent, operating fees. The projects sell the electricity and steam they generate under long-term contracts or market concessions to utilities, governmental agencies providing power distribution, creditworthy industrial users, or local governmental units. In select cases, such sales of electricity and steam may be provided under short-term arrangements as well. Similarly, the Company seeks to obtain long-term contracts for fuel supply from reliable sources.

The Company presently has interests in international power projects with an aggregate generating capacity of approximately 1116 MW (gross). The Company's ownership in these facilities is approximately 522 MW. In addition to its headquarters in Fairfield, New Jersey, the Company's business is facilitated through field offices in Shanghai, China; Chennai, India; Manila, The Philippines; and Bangkok, Thailand.

(i)      General Approach to International Projects

In developing its international businesses, the Company has employed the same general approach to projects as is described above with respect to domestic projects. Given its plan to refocus its business in domestic markets, no new international project development is anticipated. The Company may consider divesting itself from some or all of its international portfolio.

The ownership and operation of facilities in foreign countries in connection with the Company's international business entails significant political and financial uncertainties that typically are not involved in such activities in the United States. Key international risk factors include governmentally-sponsored efforts to renegotiate long-term contracts, non-payment of fees and other monies owed to the Company, unexpected changes in electricity tariffs, conditions in financial markets, currency exchange rates, currency repatriation restrictions, currency convertibility, changes in laws and regulations and political, economic or military instability, civil unrest and expropriation. Such risks have the potential to cause material impairment to the value of the Company's international businesses.

Many of the countries in which the Company operates are lesser developed countries or developing countries. The political, social and economic conditions in some of these countries are typically less stable than those in the United States. The financial condition and creditworthiness of the potential purchasers of power and services provided by the Company (which may be a governmental or private utility or industrial consumer) or of the suppliers of fuel for projects in these countries may not be as strong as those of similar entities in developed countries. The obligations of the purchaser under the PPA, the service recipient under the related service agreement and the supplier under the fuel supply agreement generally are not guaranteed by any host country or other creditworthy governmental agency. At the time it develops a project, the Company undertakes a credit analysis of the proposed power purchaser or fuel supplier.

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

The Company has sought to manage and mitigate these risks through all means that it deems appropriate, including: political and financial analysis of the host countries and the key participants in each project; guarantees of relevant agreements with creditworthy entities; political risk and other forms of insurance; participation by international finance institutions, such as affiliates of the World Bank, in financing of projects in which it participates; and joint ventures with other international and regional companies to pursue the development, financing and construction of these projects. The Company determines which mitigation measurers to apply based on its balancing of the risk presented, the availability of such measures and their cost.

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

Covanta has issued guarantees of its operating subsidiaries contractual obligations to operate certain international power projects. The potential damages owed under such arrangements for international projects may be material. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty's choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than the Company's then-available sources of funds. To date, Covanta has not incurred material liabilities under its guarantees on international projects.

The following is a description of the Company's international power projects, by fuel type:

(i)      Waste-to-Energy.

During 2000, the Company acquired a 13% equity interest in an 18 MW mass-burn waste-to-energy project at Trezzo sull' Adda in the Lombardy Region of Italy which burns up to 500 metric tons per day of municipal solid waste. The remainder of the equity in the project is held by TTR Tecno Trattamento Rifiuti S.r.l., a subsidiary of Falck S.p.A. and the municipality of Trezzo Sull'Adda. The Trezzo project is operated by Ambiente 2000 S.r.l. an Italian special purpose limited liability company of which the Company owns 40%. The solid waste supply for the project comes from municipalities and privately owned waste management organizations under long term contracts. The electrical output from the Trezzo project is sold at governmentally established preferential rates under a long term purchase contract to Italy's state-owned grid operator, Gestore della Rete di Trasmissione Nazionale S.p.A. The project started accepting waste in September 2002, successfully passed its performance tests in early 2003 and reached full commercial operation in August 2003. The late completion of the plant by the engineering, procurement and construction contractor, Protecma, represents a non-compliance with the terms of the contract with Protecma, and arbitration proceedings are currently underway with regard to amounts withheld by the project company, Prima Srl, in respect of penalties for late delivery of the plant. The original project debt facility provided by a consortium of commercial banks was extinguished by Falck S.p.A. during the third quarter of 2003. While this debt is currently being refinanced with a new banking consortium, it is currently provided partially by Falck S.p.A. and partially through a short-term commercial bank credit facility guaranteed by Falck S.p.A.

In January 2001, Ambiente 2000 S.r.l. also entered into a 15-year operations and maintenance agreement with E.A.L.L Energia Ambiente Litorale Laziale S.r.l., an Italian limited liability company owned by Ener TAD to operate and maintain a 10 MW waste-to-energy facility capable of processing up to 300 metric tons per day of refuse-derived fuel in the Municipality of San Vittore del Lazio (Frosinone), Italy. The San Vittore project has a 15-year waste supply agreement with Reclas S.p.A. (mostly owned by regional municipalities), and a long term power off-take contract with GRTN. The project is now in its second year of operation, and is being operated by its German construction contractor, Lurgi. There was a significant delay in starting up the plant after construction was complete due to a legal action by an environmental group that has subsequently been overturned. The O&M Agreement provides that A2000 takes over the operation and maintenance of the project at final acceptance under the terms of the engineering, procurement and construction contract for the project, such final acceptance requiring the plant to have performed over 12 months at specified levels of output. Due to the partial loading of the plant in the early months of operation resulting from delays in obtaining a construction permit for a new transmission line to enable the plant to produce electricity at its full 10MW capacity, operation and maintenance of the plant by A2000 has been delayed, and is expected to take place in the second quarter of 2004.

(ii)     Hydroelectric

The Company operates the Don Pedro project and the Rio Volcan facilities in Costa Rica through an operating subsidiary pursuant to long term contracts. The Company also has a nominal equity investment in each project. The electric output from both of these facilities is sold to Instituto Costarricense de Electricidad, a Costa Rica national electric utility.

(iii)    Coal

A consortium, of which the Company is a 26% member, owns a 510 MW (gross) coal-fired electric generating facility in The Philippines (the "Quezon Project"). The project first generated electricity in October 1999, and full commercial operation occurred during the second quarter of 2000. The other members of the consortium are an affiliate of International Generating Company, an affiliate of General Electric Capital Corporation, and PMR Limited Co., a Philippines partnership. The consortium sells electricity to Manila Electric Company ("Meralco"), the largest electric distribution company in The Philippines, which serves the area surrounding and including metropolitan Manila. Under a PPA expiring in 2025, Meralco is obligated to take or pay for stated minimum annual quantities of electricity produced by the facility at an all-in tariff which consists of capacity, operating, energy, transmission and other fees adjusted to inflation, fuel cost and foreign exchange fluctuations. The consortium has entered into two coal supply contracts expiring in 2015 and 2022. Under these supply contracts, cost of coal is determined using a base energy price adjusted to fluctuations of specified international benchmark prices. The Company is operating the project through a local subsidiary under a long term agreement with the consortium. The financial condition of Meralco has been recently stressed by the failure of regulators to grant tariff increases to allow Meralco to achieve rates of return permitted by law. For further discussion, see Item 7, "Management's Discussion and Analysis." The Company has obtained political risk insurance for its equity investment in this project.

The Company has majority equity interests in three coal-fired cogeneration facilities in three provinces in the People's Republic of China. Two of these projects are operated by the project entity, in which the Company has a majority interest. The third project is operated by an affiliate of the minority equity shareholder. Parties holding minority positions in the projects include a private company, a local government enterprise and affiliates of the local municipal government. In connection with one of these projects, the municipal government has enacted a resolution calling for the relocation of the cogeneration facility from the city center to an industrial zone. The project company is currently reviewing its options in this matter. While the steam produced at each of the three projects is intended to be sold under long term contracts to the industrial hosts, in practice, steam has been sold on either a short term basis to local industries or the industrial host, in each case at varying rates and quantities. For each of these projects, the electric power is sold at "average grid rate" to a subsidiary of the Provincial Power Bureau as well as industrial customers. The Company has obtained political risk insurance for its equity investment in these projects.

(iv)     Natural Gas

In 1998, the Company acquired an equity interest in a barge-mounted 120 MW diesel/natural gas-fired facility located near Haripur, Republic of Bangladesh. This project began commercial operation in June 1999, and is operated by a subsidiary of the Company. The Company owns approximately 45% of the project company equity. An affiliate of El Paso Energy Corporation owns 50% of such equity, and the remaining interest is held by Wartsila North America, Inc. The electrical output of the project is sold to the Bangladesh Power Development Board pursuant to a PPA with minimum energy off-take provisions at a tariff divided into a fuel component and an "other" component. The fuel component reimburses the fuel cost incurred by the project up to a specified heat rate. The "other" component consists of a pre-determined base rate adjusted to actual load factor and foreign exchange fluctuations. The PPA also obligates the Board to supply all the natural gas requirements of the project at a pre-determined base cost adjusted to fluctuations on actual landed cost of the fuel in Bangladesh. The Board's obligations under the agreement are guaranteed by the Government of Bangladesh. In 1999, the project received $87 million in financing and political risk insurance from the Overseas Private Investment Corporation. The Company obtained separate political risk coverage for its equity interest in this project. During 2002, the Company was unable to renew a letter of credit related to this project in the approximate amount of $600,000, the purpose of which was to partially backstop the project entity's obligations under the PPA. As a result, El Paso agreed to temporarily provide this letter of credit until the next renewal in June, 2003. In June 2003, the Company obtained a replacement letter of credit.

The Company owns a 50% equity interest in a 15 MW natural gas-fired cogeneration project in the province of Murcia, Spain. The Linasa project is operated by a subsidiary of the Company. The electrical output of the Linasa project is being sold under a long term purchase contract to the Spanish electrical utility, Iberdrola, at governmentally-established preferential rates for cogeneration projects (currently expected to extend until 2007) and at market rates thereafter. The thermal output and a portion of the electrical output from the Linasa Project are being sold to the Company's 50% partner, Industria Jabonera LINA S.A., a soap and detergent manufacturer, under a long term energy Service Agreement. The natural gas that fuels the project is supplied by BP Gas Espana, S.A. under a five-year supply contract at a set discount off the Spanish government's quarterly regulated maximum natural gas price.

(v)      Heavy Fuel Oil

The Company owns interests in three heavy fuel oil fired diesel engine facilities in The Philippines.

The Bataan Cogeneration project is a 58 MW facility that is owned and operated by the Company and has a contract to sell its electrical output to the National Power Corporation (with which it also has entered into a fuel management agreement for fuel supply) and the Bataan Export Processing Zone Authority. After this contract expires in 2004, the Company believes that the projects revenues will not be sufficient to cover its costs. As a result, the Company wrote off its investment in this project in 2002. The Company intends to shut down this facility in 2004.

The Company owns a minority interest in the Island Power project, a 7 MW facility that has a long-term power contract with the National Power Corporation. The Company does not believe its equity interest in this project has any value and in 1998 wrote off its investment. This project is not operated by the Company. The Company is exploring means of divesting its interest in this facility to the holders of the majority interest. It is uncertain at this time whether the Company would realize any value from such a sale.

A subsidiary of Covanta owns and operates the Magellan cogeneration project ("Magellan"), a 63 MW diesel fired electric generating facility in the province of Cavite, The Philippines. This project sells a portion of its energy and capacity to the National Power Corporation and a portion to the Philippine Economic Zone Authority pursuant to long term PPAs. On January 3, 2002, the Authority, the main power off-taker for this project, served the project with notice of termination of the PPA for alleged non-performance by the project. The Company has sought a court injunction against termination of the PPA and to require arbitration of the dispute which involves alleged non-reliable operations and alleged improper substitution of National Power Corporation power for Magellan production. On February 6, 2002, The Regional Trial Court, National Capital Judicial Region, Branch 115, Pasay City issued a temporary restraining order barring the Authority from terminating the PPA. On April 5, 2002 after a series of hearings, such Court replaced such temporary restraining order with a preliminary injunction. Such preliminary injunction restrains the Authority from terminating the PPA until such time as the merits of the case are resolved. If such case were ultimately to be decided in favor of the Authority, the project would lose not only the PPA but also that portion of the plant site under lease from the Authority as such lease is tied to the PPA. Under current high fuel pricing and low tariff conditions, the Company believes that the project revenues will be insufficient to cover both operating costs and debt service beyond the second quarter of 2004. CPIH is continuing to evaluate its options regarding the Magellan project including among others restructuring the project, effecting a sale and or entering into corporate rehabilitation. Given the uncertainties regarding Magellan, the Company wrote-off its investment in the project in 2002.

In 1999, the Company acquired an equity interest in a 105 MW heavy fuel oil-fired generating facility located near Samalpatti, Tamil Nadu, India. This project achieved commercial operation during the first quarter of 2001. The project is operated by a subsidiary of Covanta. The Company owns a 60% interest in the project company. Shapoorji Pallonji Infrastructure Capital Co. Ltd. and its affiliates own 29% of such equity with the remainder of 11% being held by Wartsila India Power Investment, LLC. The electrical output of the project is sold to the Tamil Nadu Electricity Board pursuant to a long term agreement with full pass-through tariff at a specified heat rate, operation and maintenance cost, and return on equity. The Board's obligations are guaranteed by the government of the State of Tamil Nadu. Bharat Petroleum Corporation, Ltd. supplies the oil requirements of the project through a fifteen-year fuel supply agreement based on market prices.

In 2000, the Company acquired a controlling interest in a second project in India, the 106 MW Madurai project located at Samayanallur in the State of Tamil Nadu, India. The project began commercial operation in the fourth quarter of 2001. The Company owns approximately 76.6% of the project equity, and operates the project through a subsidiary. The balance of the project ownership interest is held by an Indian company controlled by the original project developer. The electrical output of the project is sold to the Tamil Nadu Electricity Board pursuant to a long term agreement with under which the project company is reimbursed its fuel costs based upon the assumption that it operates at a specified heat rate as well as operation and maintenance cost, and return on equity. The Electricity Board's obligations are guaranteed by the government of the state of Tamil Nadu. Indian Oil Corporation, Ltd. supplies the oil requirements of the project through a fifteen-year fuel supply agreement based on market prices.

Due to a lack of funds and generally poor financial condition, the Electricity Board has failed to pay the full amount due under the PPAs for both the Samalpatti and Madurai projects. To date, the Electricity Board has paid that portion of its payment obligations (approximately 92% with respect to each of Samalpatti, and Madurai) representing each project's operating costs, fuel costs and debt service. The Board has indicated a desire to renegotiate tariffs for both projects.

INTERNATIONAL PROJECT SUMMARIES.

Summary information with respect to the Company's projects(1) that are currently operating is provided in the following table:

                                                                                     DATE OF
                                                                                   ACQUISITION/
                                                                  NATURE OF        COMMENCEMENT
                                   LOCATION        SIZE          INTEREST(1)       OF OPERATIONS
A.       WASTE TO ENERGY

1.  Trezzo (2)                   Italy            18MW      Part Owner/Operator      2003

2.  San Vittore (3)              Italy            10MW      Operator                 2004 (est.)
                                                  -------
                                 SUBTOTAL         28MW

B.       HYDROELECTRIC

1.  Rio Volcan (4)               Costa Rica       17MW      Part Owner/Operator      1997

2.  Don Pedro(4)                 Costa Rica       14MW      Part Owner/Operator      1996
                                                  -------
                                 SUBTOTAL         31MW

C.       COAL

1.  Quezon(5)                    The Philippines  490MW     Part Owner/Operator      2000

2.  Lin'an(6)                    China            24MW      Part Owner/Operator      1997

3.  Huantai(7)                   China            36MW      Part Owner               1997

4.  Yanjiang(8)                  China            24MW      Part Owner/Operator      1997
                                                  -------
                                 SUBTOTAL         574MW

D.       NATURAL GAS

1.  Haripur(9)                   Bangladesh       128MW     Part Owner/Operator      1999

2.  Linasa(10)                   Spain            15MW      Part Owner/Operator      2000
                                                  -------
                                 SUBTOTAL         143MW

E.       DIESEL/HEAVY FUEL OIL

1.  Island Power                 The Philippines  7MW       Part Owner               1996
    Corporation(11)

2.  Bataan Cogeneration          The Philippines  58MW      Owner/Operator           1996

3.  Magellan Cogeneration        The Philippines  63MW      Owner/Operator           1999

4.  Samalpatti(6)                India            106MW     Part Owner/Operator      2001

5.  Madurai(12)                  India            106MW     Part Owner/Operator      2001
                                                  -------
                                 SUBTOTAL         340MW

TOTAL INTERNATIONAL MW
IN OPERATION                                      1116MW

NOTES

(1) The Company's ownership and/or operation interest in each facility listed below extends at least into calendar year 2007.

(2) The Company has a 40% interest in the operator Ambiente 2000 S.r.l. ("A 2000").

(3) Operation by A2000 begins one year after the project begins commercial operation provided certain criteria are satisfied. It is estimated that A2000 will begin operation in the third quarter of 2004.

(4)      The Company has a less than 1% interest in this project.

(5)      The Company has an approximate 26% ownership interest in this project.

(6)      The Company has a 60% ownership interest in this project.

(7)      The Company has a 63.85% interest in this project.

(8)      The Company has a 96% ownership interest in this project.

(9) The Company has an approximate 45% interest in this project. This project is capable of operating through combustion of heavy fuel oil in addition to natural gas.

(10)     The Company has a 50% ownership interest in the project.

(11)     The Company has a 19.6% ownership interest in this project.

(12)     The Company has an approximate 76.6% interest in this project.

DESCRIPTION OF OTHER BUSINESS

Since the First Petition Date, the Company, with the approval of the Bankruptcy Court, has sold or otherwise disposed of its interests in the Argentine Assets, its interests in the Arenas and the Team, the remaining aviation fueling and fuel facility management business related to three airports operated by the Port Authority of New York and New Jersey, and other miscellaneous assets related to the entertainment businesses.

MARKETS, COMPETITION AND BUSINESS CONDITIONS

(A)      General Business Conditions.

The Company's business can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restrictions and controls, change in law, natural disasters, energy shortages, fuel cost and availability, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which the Company has no control.

The Company expects in the foreseeable future that competition for new projects will be intense in all domestic markets in which the Company conducts or intends to conduct its businesses, and its businesses will be subject to a variety of competitive and market influences.

Once a project is financed and constructed, the Company's business can be impacted by a variety of risk factors which can affect profitability over the life of a project. Some of these risks are at least partially within the Company's control, such as successful operation in compliance with law and the presence or absence of labor difficulties or disturbances. Other risk factors are largely out of the Company's control and may have an adverse impact on a project over a long term operation. These risks include changes in law, severe weather and related casualty events, and the emergence of technologies that offer less expensive means of generating electricity or of providing water or wastewater treatment services.

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

The Company's rights to the Martin technology are provided pursuant to a cooperation agreement between Martin and the Company. The cooperation agreement gives the Company exclusive rights to market, and distribute parts and equipment for, the Martin technology in the United States, Canada, Mexico, Bermuda, and certain Caribbean countries. Martin is obligated to assist the Company in installing, operating and maintaining facilities incorporating the Martin technology. The 10-year term of the cooperation agreement renews automatically each year unless notice of termination is given, in which case the cooperation agreement would terminate 10 years after such notice. Termination would not affect the rights of the Company to design, construct, operate, maintain or repair waste-to-energy facilities for which contracts have been entered into or proposals made prior to the date of termination.

(ii)     Water and Wastewater

During 1999, the Company purchased a controlling interest in DSS Environmental, Inc., which owns the patent for the DualSand(TM) filtration technology. The Company believes that this technology offers superior performance at a competitive cost, and that it will have wide application for both water and wastewater projects.

EMPLOYEE LABOR RELATIONS

As of December 31, 2003, the Company employed approximately 2,400 full-time employees worldwide, of which approximately 2,000 were employed in the United States. During 2003, the Company effected a reduction in workforce affecting approximately 100 employees in connection with the sale of the Geothermal Business, its sale of various non-core assets, as well as the Company's decision in September 2002, within its core energy business, to reduce the number of non-plant personnel and close satellite development offices in order to enhance its value. As part of this reduction in force, waste-to-energy, water and domestic independent power project headquarters management were combined and numerous other structural changes were instituted to improve management efficiency.

Of the Company's employees in the United States, approximately 20% are unionized. Currently, the Company is a party to eight (8) collective bargaining agreements: three (3) of these agreements are scheduled to expire in 2004, one
(1) in 2005 and one (1) in 2006. With respect to the remaining three (3) agreements, each of which has recently expired, the Company is currently in negotiations with the applicable collective bargaining representatives and the Company currently expects to reach agreement with each such representative to extend each such agreement on its current or similar terms.

Covanta considers relations with its employees to be good and does not anticipate any material labor disputes in 2004.

ENVIRONMENTAL REGULATORY LAWS

(a)      Domestic.

The Company's business activities in the United States are pervasively regulated pursuant to federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state and local laws comprehensively govern the generation, transportation, storage, treatment and disposal of solid and hazardous waste, and also regulate the storage and handling of chemicals and petroleum products (such laws and the regulations thereunder, "Environmental Regulatory Laws").

Other federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") (collectively, "Environmental Remediation Laws") make the Company potentially liable on a joint and several basis for any onsite or offsite environmental contamination which may be associated with the Company's activities and the activities at sites, including but not limited to landfills that the Company's subsidiaries have owned, operated or leased or at which there has been disposal of residue or other waste generated, handled or processed by such subsidiaries. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some Service Agreements provide for indemnification of the operating subsidiaries from some such liabilities. In addition, other subsidiaries involved in landfill gas projects have access rights to landfill sites pursuant to certain leases that permit the installation, operation and maintenance of landfill gas collection systems. A portion of these landfill sites is and has been a federally-designated "Superfund" site. Each of these leases provide for indemnification of the Company subsidiary from some liabilities associated with these sites.

The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of any waste-to-energy, independent power project or water facility, and further require that permits be maintained throughout the operating life of the facility. There can be no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Failure to meet conditions of these permits or of the Environmental Regulatory Laws and the corresponding regulations can subject an operating subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. To date, the Company has not incurred material penalties, been required to incur material capital costs or additional expenses, nor been subjected to material restrictions on its operations as a result of violations of Environmental Regulatory Laws or permit requirements.

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

The Environmental Regulatory Laws are subject to revision. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants for storage and handling of petroleum products or chemicals or for solid or hazardous waste or ash handling and disposal. Thus, as new technology is developed and proven, it may be required to be incorporated into new facilities or major modifications to existing facilities. This new technology may often be more expensive than that used previously.

The Environmental Remediation Laws prohibit disposal of regulated hazardous waste at the Company's municipal solid waste facilities. The Service Agreements recognize the potential for improper deliveries of hazardous wastes and specify procedures for dealing with hazardous waste that is delivered to a facility. Although certain Service Agreements require the Company's subsidiary to be responsible for some costs related to hazardous waste deliveries, to date no operating subsidiary has incurred material hazardous waste disposal costs.

Domestic drinking water facilities are subject to regulation of water quality by state and federal agencies under the federal Safe Drinking Water Act and by similar state laws. Domestic wastewater facilities are subject to regulation under the federal Clean Water Act and by similar state laws. These laws provide for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. Under the federal Clean Water Act, the Company may be required to obtain and comply with National Pollutant Discharge Elimination System permits for discharges from its treatment stations. Generally, under its current contracts, the Client Community is responsible for fines and penalties resulting from the delivery to the Company's treatment facilities of water not meeting standards set forth in those contracts.

(b)      International.

The Company aims to provide energy generating and other infrastructure through environmentally protective project designs, regardless of the location of a particular project. This approach is consistent with the increasingly stringent environmental requirements of multilateral financing institutions, such as the World Bank, and also with the Company's experience in domestic waste-to-energy projects, where environmentally protective facility design and performance is required. Compliance with environmental standards comparable to those of the United States may be conditions to the provision of credit by multilateral banking agencies as well as other lenders or credit providers. The laws of other countries also may require regulation of emissions into the environment, and provide governmental entities with the authority to impose sanctions for violations, although these requirements are generally not as rigorous as those applicable in the United States. As with domestic project development, there can be no assurance that all required permits will be issued, and the process can often cause lengthy delays.

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

Pursuant to the federal Public Utility Regulatory Policies Act ("PURPA"), the Federal Energy Regulatory Commission (the "FERC") has promulgated regulations that exempt qualifying facilities ("QFs") (facilities meeting certain size, fuel and ownership requirements) from compliance with certain provisions of the Federal Power Act (the "FPA"), the Public Utility Holding Company Act of 1935 ("PUHCA"), and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was enacted in 1978 to encourage the development of cogeneration facilities and other facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to QFs from regulation under the FPA and PUHCA and most aspects of state electric utility regulation are of great importance to the Company and its competitors in the waste-to-energy and independent power industries.

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

Under PUHCA, any entity owning or controlling 10% or more of the voting securities of a "public utility company" or company which is a "holding company" of a public utility company is subject to registration with the SEC and regulation by the SEC unless exempt from registration. Under PURPA, most projects that satisfy the definition of a "qualifying facility" are exempt from regulation under PUHCA. Under the Energy Policy Act of 1992, projects that are not QFs under PURPA but satisfy the definition of an "exempt wholesale generator" are not deemed to be public utility companies under PUHCA. Finally, projects that satisfy the definition of "foreign utility companies" are exempt from regulation under PUHCA. The Company believes that all of its operating projects involved in the generation, transmission and/or distribution of electricity, both domestically and internationally, qualify for an exemption from PUHCA and that it is not and will not be required to register with the SEC under PUHCA.

Congress continues to consider the enactment of comprehensive energy legislation, including the Energy Policy Act of 2003 which was passed by the House of Representatives but failed to be voted on by the Senate last year, that would include provisions to prospectively eliminate the mandatory purchase and sale obligation of PURPA under certain circumstances and to repeal PUHCA. Repeal of PUHCA would allow both independent power producers and vertically integrated utilities to acquire electric assets throughout the United States that are geographically widespread, eliminating the current requirement that the utility's electric assets be capable of physical integration. Also, registered holding companies would be free to acquire non-utility businesses, which they may not do now, with certain limited exceptions. With the repeal of PURPA or PUHCA, competition for independent power generators from utilities would likely increase. This is likely to have little or no impact on the Company's existing projects, but may mean additional competition from highly capitalized companies seeking to develop projects in the United States.

In addition, the FERC, many state public utility commissions and Congress have implemented or are considering a series of proposals to restructure the electric utility industry in the United States to permit utility customers to choose their utility supplier in a competitive electric energy market. The FERC has issued a series of orders requiring utilities to offer wholesale customers and suppliers open access on their transmission lines on a comparable basis to the utilities' own use of the line. All public utilities have already filed "open access" tariffs to implement this requirement. Future U.S. electric rates may be deregulated in a restructured U.S. electric utility industry and increased competition may result in lower rates and less profit for U.S. electricity sellers developing new projects. Falling electricity prices and uncertainty as to the future structure of the industry can be expected to inhibit U.S. utilities from entering into long term power purchase contracts. On the other hand, deregulation could open up markets for the sale of electricity, including retail markets, previously available only to regulated utilities. While the impact of the problems California experienced in 2001 and 2002 cannot be predicted, it has led some states and their public service commissions to re-examine the timing, nature and desirability of electric utility restructuring.

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

AVAILABLE INFORMATION

The Company files annual reports, quarterly reports, current reports and other information with the Securities and Exchange Commission. Copies of such materials can be read and copied from the Public Reference Room of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. You can access our filings electronically by visiting the Securities and Exchange Commission's website at http://www.sec.gov. Filings are also available on Company's website at www.covantaenergy.com or free of charge by writing to Lou Walters at 40 Lane Road, Fairfield, N.J. 07004.

ITEM 2.  PROPERTIES

During 2000, Covanta moved its executive offices from New York City to Fairfield, New Jersey. The Company's executive offices are now located at 40 Lane Road, Fairfield, New Jersey, in an office building located on a 5.4 acre site owned by a subsidiary. In 2004, the Company will close its office in Fairfax, Virginia and City of Industry California.

The following table summarizes certain information relating to the locations of the properties owned or leased by Covanta Energy Group, Inc. or its subsidiaries:

                                        APPROXIMATE SITE
                                              SIZE
                                        (IN ACRES, EXCEPT
                                          AS OTHERWISE                                              NATURE OF
             LOCATION                         NOTED)                 SITE USE (1)                 INTEREST (2)
--------------------------------------------------------------------------------------------------------------------
1.   Fairfield, New Jersey              5.4                    Office space                 Own

2.   Fairfax, Virginia                  4800 sq ft.            Office space                 Lease

3.   Redding, California                3600 sq. ft.           Office space                 Lease

4.   City of Industry, California       953 sq. ft.            Office space                 Lease

5.   Marion County, Oregon              15.2                   Waste-to-energy facility     Own

6.   Alexandria/Arlington, Virginia     3.3                    Waste-to-energy facility     Lease

7.   Bristol, Connecticut               18.2                   Waste-to-energy facility     Own

8.   Indianapolis, Indiana              23.5                   Waste-to-energy facility     Lease

9.   Stanislaus County, California      16.5                   Waste-to-energy facility     Lease

10.  Babylon, New York                  9.5                    Waste-to-energy facility     Lease

11.  Haverhill, Massachusetts           12.7                   Waste-to-energy facility     Lease

                                        APPROXIMATE SITE
                                              SIZE
                                        (IN ACRES, EXCEPT
                                          AS OTHERWISE                                          NATURE OF
             LOCATION                         NOTED)                 SITE USE (1)             INTEREST (2)
------------------------------------------------------------------------------------------------------------
12.  Haverhill, Massachusetts           16.8                   Landfill Expansion           Lease

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

19.  Huntington, New York               13                     Waste-to-energy facility     Lease

20.  Warren County, New Jersey          19.8                   Waste-to-energy facility     Lease

21.  Hennepin County, Minnesota         14.6                   Waste-to-energy facility     Lease

22.  Onondaga County, New York          12                     Waste-to-energy facility     Lease

23.  Bataan, The Philippines            3,049 sq. m.           Diesel power plant           Lease

24.  Zhejiang Province,                 33,303 sq. m.          Coal-fired                   Land Use Right
                                                               cogeneration facility        reverts to China
                                                                                            Joint Venture
     People's Republic of China                                                             Partner upon
                                                                                            termination of
                                                                                            Joint Venture
                                                                                            Agreement

25.  Shandong Province,                 33,303 sq. m.          Coal-fired                   Land Use Right
                                                               cogeneration facility        reverts to China
                                                                                            Joint Venture
     People's Republic of China                                                             Partner upon
                                                                                            termination of
                                                                                            Joint Venture
                                                                                            Agreement

26.  Jiangsu Province,                  65,043.33 sq. m.       Coal-fired co-generation     Land Use Right
                                                               facility                     reverts to China
                                                                                            Joint Venture
     People's Republic of China                                                             Partner upon
                                                                                            termination of
                                                                                            Joint Venture
                                                                                            Agreement

                                        APPROXIMATE SITE
                                              SIZE
                                        (IN ACRES, EXCEPT
                                          AS OTHERWISE                                          NATURE OF
             LOCATION                         NOTED)                 SITE USE (1)             INTEREST (2)
------------------------------------------------------------------------------------------------------------
27.  Rockville, Maryland                N/A                    Landfill gas project         Lease

28.  San Diego, California              N/A                    Landfill gas project         Lease

29.  Oxnard, California                 N/A                    Landfill gas project         Lease

30.  Sun Valley, California             N/A                    Landfill gas project         Lease

31.  Salinas, California                N/A                    Landfill gas project         Lease

32.  Santa Clara, California            N/A                    Landfill gas project         Lease

33.  Stockton, California               N/A                    Landfill gas project         Lease

34.  Los Angeles, California            N/A                    Landfill gas project         Lease

35.  Burney, California                 40                     Wood waste project           Lease

36.  Jamestown, California              26                     Wood waste project           Own (50%)

37.  Westwood, California               60                     Wood waste project           Own

38.  Oroville, California               43                      Wood waste project          Own

39.  Whatcom County, Washington         N/A                    Hydroelectric project        Own (50%)

40.  Weeks Falls, Washington            N/A                    Hydroelectric project        Lease

41.  Cavite, The Philippines            13,122 sq. m.          Heavy fuel oil project       Lease

42.  Cavite, The Philippines            10,200 sq. m.          Heavy fuel oil project       Lease

43.  Manila, The Philippines            468 sq. m.             Office space                 Lease

44.  Bangkok, Thailand                  675.63 sq. m.          Office space                 Lease

45.  Chennai, India                     1797 sq. ft.           Office space                 Lease

46.  Samalpatti, India                  2,546 sq. ft.          Office space                 Lease

47.  Samayanallur, India                1,300 sq. ft.          Office space                 Lease

48.  Samayanallur, India                17.09                  Heavy fuel oil project       Lease

49.  Samayanallur, India                2.3153                 Heavy fuel oil project       Lease

50.  Samalpatti, India                  30.3                   Heavy fuel oil project       Lease

                                        APPROXIMATE SITE
                                              SIZE
                                        (IN ACRES, EXCEPT
                                          AS OTHERWISE                                          NATURE OF
             LOCATION                         NOTED)                 SITE USE (1)             INTEREST (2)
------------------------------------------------------------------------------------------------------------
51.  Shanghai, China                    144.7 sq. m.           Office space                 Lease

52.  Imperial County, California        83                     Undeveloped Desert Land      Own

----------------------

(1) All ownership or leasehold interests relating to projects are subject to material liens in connection with the financing of the related project, except those listed above under item 11, 23-25, 27-34. In addition, all leasehold interests existed at least as long as the term of applicable project contracts, and several of the leasehold interests are subject to renewal and/or purchase options.

ITEM 3.  LEGAL PROCEEDINGS

On the First Petition Date, Covanta and 123 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Since the First Petition Date, 32 additional subsidiaries filed their petitions for relief under Chapter 11 of the Bankruptcy Code. In addition, eight subsidiaries that had filed petitions on the First Petition Date have been sold as part of the Company's disposition of non-core assets, and are no longer owned by the Company or part of the bankruptcy proceeding. The Chapter 11 Cases were jointly administered for procedural purposes only during which the Company operated its business as debtors in possession pursuant to the Bankruptcy Code. Except for the Remaining Debtors which remain in bankruptcy and those subsidiaries that are being liquidated under the Reorganization Plan, the Company emerged from Chapter 11 on March 10, 2004 upon consummation of the DHC Transaction, as further described in Item 1.

The Company is party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assesses the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If the Company can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. Generally claims and lawsuits against each Debtor emerging from bankruptcy upon consummation of the DHC Transaction arising from events occurring prior to its respective Petition Date will be resolved pursuant to the Reorganization Plan. However, to the extent that claims are not dischargeable in bankruptcy, claims arising from events prior to the Petition Date may not be so resolved. For example, persons who were personally injured prior to the Petition Date but whose injury only became manifest thereafter will not be resolved pursuant to the Reorganization Plan.

Environmental Matters

The Company's operations are subject to the Environmental Regulatory Laws and the Environmental Remediation Laws. Although the Company's operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, the Company believes that it is in substantial compliance with existing environmental laws and regulations.

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

On December 31, 2002, the Company divested its remaining aviation assets, consisting of fueling operations at three airports. Ogden New York Services, Inc., a subsidiary of Covanta, retained certain environmental liabilities relating to the John F. Kennedy International Airport, as described below. In addition, the Company agreed to indemnify the buyer for various other liabilities, including certain environmental matters; however, the buyer's sole recourse is an offset right against payments it owes the Company under a $2.6 million promissory note delivered as part of the consideration for this sale. Because this indemnity arose after the Petition Date, it is not affected by the Debtors' discharge in bankruptcy.

Prior to the First Petition Date, the Company agreed to indemnify various other transferees of its divested airport operations with respect to certain known and potential liabilities that may arise out of such operations and in certain instances has agreed to remain liable for certain potential liabilities that were not assumed by the transferee. To date, such indemnification has been sought with respect to alleged environmental damages at the Miami Dade International Airport, as described below. Because the Company did not provide fueling services at that airport, it does not believe it will have significant obligations with respect to this matter. The Company believes that these indemnities are pre-petition unsecured liabilities of a liquidating Debtor treated under the Liquidation Plan, and that therefore the Company would have no further financial responsibility regarding these matters.

The Martin County Coal Corporation and others have as third party plaintiffs joined Ogden Environmental and Energy Services Co., Inc. ("Ogden Environmental"), a liquidating Debtor subsidiary of the Company, as a third party defendant to several pending litigations in the Circuit Court in Martin County, Kentucky arising from an October 2000 failure of a mine waste impoundment that resulted in the release of approximately 250 million gallons of coal slurry. The third party plaintiffs allege that Ogden Environmental is liable in an unspecified amount for contribution and/or indemnification arising from an independent contractor agreement to perform engineering and technological services with respect to the impoundment from 1994 to 1996. Prior to being joined, Ogden Environmental had not been a party to the underlying litigation, some of which had been pending for two years. Plaintiffs in the underlying action, have also indicated that they will seek to join Ogden Environmental to the litigation. On April 30, 2003, the Bankruptcy Court entered an agreed-upon order by which Third Party Plaintiffs may liquidate their claims (if any) against Ogden Environmental, but may not recover or execute judgment against Ogden Environmental. To date, First Party Plaintiffs have not sought similar relief from the Bankruptcy Court and thus the automatic stay continues to bar joinder of Ogden Environmental as a direct defendant. Because the Reorganization Plan does not contemplate that creditors of liquidated entities will receive any distribution and the Company should have no further financial responsibility regarding these matters, Ogden Environmental has informed counsel to the other parties to these actions that Ogden Environmental does not intend to participate in the litigation or otherwise defend against the claims against it. Because the extent to which Ogden Environmental is responsible for the impoundment failure will be a determinate of the amount that other defendants are ultimately responsible for damages due to injured parties, Ogden Environmental's liability is likely to be contested by the other parties to the case, regardless of Ogden Environmental's non-participation.

On September 15, 2003, the Environmental Protection Agency (the "EPA") issued a "General Notice Letter" identifying Covanta as among 41 potentially responsible parties ("PRPs") with respect to the Diamond Alkali Superfund Site/"Lower Passaic River Project." The EPA alleges that the PRPs are liable for releases or potential releases of hazardous substances to a 17 mile segment of the Passaic River, located in northern New Jersey, and requests the PRPs' participation as "cooperating parties" with respect to the funding of a five to seven year study to determine an environmental remedial and restoration program. The EPA currently estimates the cost of this study at $20 million. The study also will be used in determining the PRPs' respective shares of liability for costs associated with implementation of the selected cleanup program, as well as potential damages for injury to, destruction of, or loss of natural resources. As a result of uncertainties regarding the source and scope of contamination, the number of PRPs that ultimately may be named in this matter, and the varying degrees of responsibility among classes of PRPs, the Company's share of liability, if any, cannot be determined at this time. Covanta was a Debtor and consequently its liability, if any, should be discharged in accordance with the Chapter 11 process. On March 5, 2004, one PRP filed a motion in the Bankruptcy Court for leave to file a late proof of claim; no other proofs of claim have been filed relating to this matter. The allegations as to Covanta relate to discontinued, non-energy operations.

In 1985, Covanta sold its interests in several manufacturing subsidiaries, some of which allegedly used asbestos in their manufacturing processes, and one of which was Avondale Shipyards, now a subsidiary of Northrop Grumman Corporation. Some of these former subsidiaries have been and continue to be parties to asbestos-related litigation. In 2001, Covanta was named a party, with 45 other defendants, to one such case. Before the First Petition Date, Covanta had filed for its dismissal from the case. Also, eleven proofs of claim seeking unliquidated amounts have been filed against Covanta in the Chapter 11 Cases based on what appears to be purported asbestos-related injuries that may relate to the operations of former Covanta subsidiaries. Covanta believes that these claims lack merit and has filed objections to them, and plans to object vigorously to such claims if necessary to resolve them.

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

         1. On June 8, 2001, the EPA named the Company's wholly-owned subsidiary, Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 PRPs at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire in connection with alleged waste disposal by PRPs on this site. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. According to the EPA, the costs of response actions incurred as of January 2004 by the EPA and the State of New Hampshire total approximately $19 million, and the estimated cost to implement the remedial alternative selected in the Record of Decision is an additional $48 million. Covanta Haverhill, Inc. is participating in PRP group discussions towards settlement of the EPA's claims and will continue to seek a negotiated resolution of this matter. Although Covanta Haverhill, Inc.'s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs, the Company believes that based on the amount of materials Covanta Haverhill, Inc. sent to the site, any liability will not be material. Covanta Haverhill, Inc. was not a Debtor.

         2. On April 9, 2001, Ogden Ground Services, Inc. and Ogden Aviation, Inc., together with approximately 250 other parties, were named by Metropolitan Dade County, Florida as PRPs, pursuant to the Environmental Remediation Laws, with respect to an environmental cleanup at the Miami Dade International Airport. Dade County alleges that it has expended over $200 million in response and investigation costs and expects to spend an additional $250 million to complete necessary response actions. The lawsuit is currently subject to a tolling agreement between PRPs and Dade County. The Company's liability, if any, arose from its pre-petition unsecured obligation to indemnify the transferee of Ogden Ground Services, which obligation has been extinguished by means of the mutual settlement, waiver and release agreement between Covanta and the transferee approved by the Bankruptcy Court on December 23, 2003. Ogden Aviation, Inc. is a liquidating Debtor and the above matter is expected to have no impact on the Company.

         3. On May 25, 2000 the California Regional Water Quality Control Board, Central Valley Region, issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station, a general partnership in which one of Covanta's subsidiaries owns 50% and which owns and operates an independent power project in Jamestown, California which uses waste wood as a fuel. The order is in connection with the partnership's neighboring property owner's use of ash generated by Chinese Station's plant. Chinese Station completed the cleanup in mid-2001 and submitted its Clean Closure Report to the Water Quality Control Board on November 2, 2001. The Board and other state agencies continue to investigate alleged civil and criminal violations associated with the management of the material. The partnership believes it has valid defenses, and a petition for review of the order is pending. Settlement discussions in this matter are underway. Based on penalties proposed by the Board, the Company believes that this matter can be resolved in amounts that will not be material to the Company taken as a whole. Chinese Station and Covanta's subsidiary that owns a partnership interest in Chinese station were not Debtors.

         4. On January 4, 2000 and January 21, 2000, United Air Lines, Inc. and American Airlines, Inc., respectively, named Ogden New York Services, Inc., in two separate lawsuits (collectively, the "Airlines Lawsuits") filed in the Supreme Court of the State of New York, which have been consolidated for joint trial. The lawsuits seek a judgment declaring that Ogden New York Services is responsible for petroleum contamination at airport terminals formerly or currently leased by United and American at John F. Kennedy International Airport in New York City. United seeks approximately $1.9 million in remediation costs and legal expenses, as well as certain declaratory relief, against Ogden New York Services and four airlines, including American Airlines. American seeks approximately $74.5 million in remediation costs and legal fees from Ogden New York Services and United Air Lines. Ogden New York Services has filed counter-claims and cross-claims against United and American for contribution. American filed a proof of claim against Ogden New York Services in the Chapter 11 Case, alleging an unsecured claim of approximately $74 million. Ogden New York Services disputes the allegations and believes that the damages sought are overstated in view of the airlines' responsibility for the alleged contamination and that Ogden New York Services has defenses under its respective leases and its permits with the Port Authority of New York and New Jersey which operates the airport. This litigation was stayed as to Ogden New York as a result of the Chapter 11 Cases. Ogden New York Services believes that the claims asserted by United and American are prepetition unsecured obligations of Ogden New York (a liquidating Debtor) under the Liquidation Plan, and that therefore the Company should have no further financial responsibility regarding those matters beyond the assets of Ogden New York Services, which may include its rights as an insured under the Company. In connection with this litigation, prior to the Petition Date, Ogden New York Services commenced an action against Zurich Insurance Company. This litigation sought, among other things, a declaratory judgment that Zurich was obligated to defend and indemnify Ogden New York Services in the litigation under certain environmental impairment liability policies. In April 2003, in order to avoid the uncertainty and continued costs of the litigation, Ogden New York Services and Zurich reached a settlement whereby Zurich agreed to pay to Ogden New York $1.8 million for environmental impairments allegedly resulting from the Ogden New York's fueling operations at JFK Airport. American Airlines maintains it is entitled to a portion of the insurance proceeds and in connection with obtaining Bankruptcy Court approval of the settlement with Zurich, American and Ogden New York Services agreed that the Bankruptcy Court's approval would provide that
                  (i) Ogden New York Services preserved its rights to argue that American was not entitled to any amount of the settlement proceeds, (ii) American preserved its rights to assert a claim for the amount received by Ogden New York Services in the settlement, and (iii) Ogden New York Services agreed not to distribute this amount to any other party interest on account of any purported interests in such proceeds without prior Bankruptcy Court order and without prior notice to American's counsel. Although American has asserted its rights to the settlement proceeds in its objections to the settlement with Zurich, it has not to date filed an adversary proceeding in Ogden New York Services' bankruptcy case or taken any other action seeking a determination of its rights to the settlement proceeds. Under the Reorganization Plan, the settlement proceeds, as will be transferred to the Company and will not be available for distribution to any of Ogden New York's unsecured creditors, including American. The Company and American Airlines have reached a tentative agreement pursuant to which the Company would pay American Airlines $500,000 with respect to the Company's recovery from Zurich, American Airlines would be allowed a $15 million claim against Ogden New York Services, Inc, a liquidating Debtor, and American Airlines would be assigned the Company's rights against its insurers with respect to American Airlines' claims. The settlement is subject to definitive documentation and Bankruptcy Court approval.

         5. On December 23, 1999, an aviation subsidiary of Covanta was named as a third-party defendant in an action filed in the Superior Court of the State of New Jersey alleging that the aviation subsidiary generated hazardous substances at a reclamation facility known as the Swope Oil and Chemical Company Site. Third-party plaintiffs seek contribution and indemnification from the aviation subsidiary and over 90 other third parties, as PRPs, for costs incurred and to be incurred in the cleanup. This action was stayed pending the outcome of first- and second-party claims. The aviation subsidiary's share of liability, if any, cannot be determined at this time because of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. The aviation subsidiary is a liquidating Debtor and this matter is expected to have no impact on the Company.

Other Matters

         1. As discussed in "Developments in Project Restructurings", prior to the Petition Date, Covanta Onondaga commenced litigation challenging an effort by OCRRA to terminate its service agreement with Covanta Onondaga. All of this litigation, including the above mentioned appeals, has been resolved pursuant to the settlement between OCRRA and the Debtors, and is in the process of being dismissed following the effective date of the Reorganization Plan.

         2. As discussed above in "Developments in Project Restructurings", the Town of Babylon, New York filed a proof of claim against Covanta Babylon for approximately $13.4 million in pre-petition damages and $5.5 million in post-petition damages, alleging that Covanta Babylon has accepted less waste than required under the service agreement between the Babylon and Covanta Babylon at the waste to energy facility in Babylon. The Company and the Town have reached a settlement of their disputes and associated litigation in Bankruptcy Court has been dismissed. See Item 1.

         3. In late 2000, Lake County, Florida commenced a lawsuit in Florida state court against Covanta Lake, Inc. which also refers to its merged successor, as defined below) relating to the waste-to-energy facility operated by Covanta in Lake County, Florida (the "Lake Facility"). In the lawsuit, Lake County sought to have its Service Agreement with Covanta Lake declared void and in violation of the Florida Constitution. That lawsuit was stayed by the commencement of the Chapter 11 Cases. Lake County subsequently filed a proof of claim seeking in excess of $70 million from Covanta Lake and Covanta.

                  On June, 20, 2003, Covanta Lake filed a motion with the Bankruptcy Court seeking entry of an order (i) authorizing Covanta Lake to assume, effective upon confirmation of a plan of reorganization for Covanta Lake, its Service Agreement with Lake County, (ii) finding no cure amounts due under the Service Agreement, and (iii) seeking a declaration that the Service Agreement is valid, enforceable and constitutional, and remains in full force and effect. Contemporaneously with the filing of the assumption motion, Covanta Lake filed an adversary complaint asserting that Lake County is in arrears to Covanta Lake in the amount of more than $8.5 million. Shortly before trial commenced in these matters, the Company and Lake County reached a tentative settlement calling for a new agreement specifying the parties' obligations and restructuring of the project. That tentative settlement and the proposed restructuring will involve, among other things, termination of the existing Service Agreement and the execution of a new waste disposal agreement which shall provide for a put-or-pay obligation on Lake County's part to deliver 163,000 tons per year of acceptable waste to the Lake Facility and a different fee structure; a replacement guarantee from Covanta in a reduced amount; the payment by Lake County of all amounts due as "pass through" costs with respect to Covanta Lake's payment of property taxes; the payment by Lake County of a specified amount in each of 2004, 2005 and 2006 in reimbursement of certain capital costs; the settlement of all pending litigation; and a refinancing of the existing bonds.

                  The Lake settlement is contingent upon, among other things, receipt of all necessary approvals, as well as a favorable outcome to the Company's pending objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing Service Agreement that would be terminated under the proposed settlement. On November 3-5, 2003, the Bankruptcy Court conducted a trial on Mr. Gregg's proofs of claim. At issue in the trial was whether Mr. Gregg is entitled to damages as a result of Covanta Lake's proposed termination of the existing Service Agreement and entry into a waste disposal agreement with Lake County. As of March 22, 2004, the Bankruptcy Court had not ruled on the Company's claims objections. Based on the foregoing, the Company has determined not to propose a plan of reorganization or plan of liquidation for Covanta Lake at this time, and instead that Covanta Lake should remain a debtor-in-possession after the effective date of the Reorganization Plan.

                  To emerge from bankruptcy without uncertainty concerning potential claims against Covanta related to the Lake Facility, Covanta has rejected its guarantees of Covanta's obligations relating to the operation and maintenance of the Lake Facility. The Company anticipates that if a restructuring is consummated, Covanta may at that time issue new parent guarantees in connection with that restructuring and emergence from bankruptcy.

                  Depending upon the ultimate resolution of these matters with Mr. Gregg and the County, Covanta Lake may determine to assume or reject one or more executory contracts related to the Lake Facility, terminate the Service Agreement with Lake County for its breaches and default and pursue litigation against Lake County and/or Mr. Gregg. Based on this determination, the Company may reorganize or liquidate Covanta Lake. Depending on how Covanta Lake determines to proceed, creditors of Covanta Lake may not receive any recovery on account of their claims.

                  The Company expects that the outcome of these disputes will not affect its ability to implement its business plan.

         4. During 2003 Covanta Tampa Construction, Inc. completed construction of a 25 million gallon per day desalination-to-drinking water facility under a contract with TBW near Tampa, Florida. Covanta Energy Group, Inc., guaranteed CTC's performance under its construction contract with TBW. A separate subsidiary, Covanta Tampa Bay, Inc entered into a contract with TBW to operate the Tampa Water Facility after construction and testing is completed by CTC.

                  As construction of the Tampa Water Facility neared completion, the parties had material disputes between them, primarily relating to (i) whether CTC has satisfied acceptance criteria for the Tampa Water Facility; (ii) whether TBW has obtained certain permits necessary for CTC to complete start-up and testing, and for CTB to subsequently operate the Tampa Water Facility; (iii) whether influent water provided by TBW for the Tampa Water Facility is of sufficient quality to permit CTC to complete start-up and testing, or to permit CTB to operate the Tampa Water Facility as contemplated and (iv) if and to the extent that the Tampa Water Facility cannot be optimally operated, whether such shortcomings constitute defaults under CTC's agreements with TBW.

                  In October 2003, TBW issued a default notice to CTC, indicated that it intended to commence arbitration proceedings against CTC, and further indicated that it intended to terminate CTC's construction agreement. As a result, on October 29, 2003, CTC filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in order to, among other things, prevent attempts by TBW to terminate the construction agreement between CTC and TBW. On November 14, 2003, TBW commenced an adversary proceeding against CTC and filed a motion seeking a temporary restraining order and preliminary injunction directing that possession of the Tampa Water Facility be turned to TBW. On November 25, 2003, the Bankruptcy Court denied the motion for a temporary restraining order and preliminary injunction and ordered, among other things, that the parties attempt to resolve their disputes in a non-binding mediation.

                  In February 2004 the Company and TBW reached a tentative compromise of their disputes which has been approved by the Bankruptcy Court, subject to definitive documentation, and confirmation of an acceptable plan of reorganization for CTC and CTB, which were not included in the Reorganization Plan. Under that tentative compromise, all contractual relationships between the Company and TBW will be terminated, CTC will operate the facility in "hot stand-by" for a limited period of time, and the responsibility for optimization and operation of the Tampa Water Facility will be transitioned to a new, non-affiliated operator. In addition, TBW will pay $4.95 million to or for the benefit of CTC, of which up to $550,000 is earmarked for the payment of claims under the subcontracts previously assigned by the Company to TBW. The settlement funds ultimately would be distributed to creditors and equity holders of CTC and CTB pursuant to a plan of reorganization for CTC.

                  If the parties are unable to resolve their differences consensually, and depending upon, among other things, whether the parties are able to successfully effect the settlement described above, the Company may, among other things, commence additional litigation against TBW, assume or reject one or more executory contracts related to the Tampa Water Facility, or propose liquidating plans and/or file separate plans of reorganization for CTB and/or CTC. In such an event, creditors of CTC and CTB may not receive any recovery on account of their claims.

                  The Company expects that the outcome of these disputes will not negatively affect its ability to implement its business plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of Covanta during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

PRICE RANGE OF STOCK AND DIVIDEND DATA

                                        2003                 2002
------------------------------------------------------------------------
                                  High        Low       High       Low
Common:
First Quarter ..............      0.02        0.01    $ 5.49    $  0.56
Second Quarter .............      0.02        0.005     0.09       0.015
Third Quarter ..............      0.01        0.006     0.028      0.008
Fourth Quarter .............      0.009       0.003     0.015      0.005
                                  --------------------------------------

Preferred:
First Quarter ..............       N/A*        N/A    $16.10    $ 15.00
Second Quarter .............       N/A         N/A      2.50       0.25
Third Quarter ..............       N/A         N/A      0.35       0.35
Fourth Quarter .............       N/A         N/A      0.25       0.25
                                  --------------------------------------

* No closing or bid prices were available.

The information above reflects the high and low closing sale price for the shares of the Company's common and $1.875 cumulative convertible preferred stock on the New York Stock Exchange (the "Exchange") for the first quarter of 2002, and the high and low bid prices for such stock on the National Quotation Bureau's Pink Sheets for the last three quarters of 2002 and all four quarters of 2003. Such over-the-counter quotations reflect inter-dealer prices without retail mark up, mark down or commission and may not represent actual transactions.

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

On March 10, 2004, all then outstanding preferred and common stock was cancelled and extinguished in accordance with the Reorganization Plan. Holders of preferred and common stock received no distributions or other consideration on account of their securities cancelled and extinguished under the Reorganization Plan.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Equity Compensation Plan Information" of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                    2003              2002          2001          2000         1999
---------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except per -share amounts)
TOTAL REVENUES FROM CONTINUING OPERATIONS ...............$      790,468   $      825,781   $   917,646   $   856,434   $  899,618
                                                         --------------   --------------   -----------   -----------   ----------
Loss from continuing operations before
    cumulative effect of change in accounting principles        (26,764)        (127,698)     (205,686)     (103,132)     (49,860)
Income (loss) from discontinued operations ..............        78,814          (43,355)      (25,341)     (126,153)     (28,281)
Cumulative effect of change in accounting principles ....        (8,538)          (7,842)           --            --       (3,820)
                                                         --------------   --------------   -----------   -----------   ----------
Net income (loss) .......................................        43,512         (178,895)     (231,027)     (229,285)     (81,961)
                                                         --------------   --------------   -----------   -----------   ----------
BASIC EARNINGS (LOSS) PER SHARE:
Loss from continuing operations before
    cumulative effect of change in accounting principles          (0.54)           (2.56)        (4.14)        (2.08)       (1.02)
Income (loss) from discontinued operations ..............          1.58            (0.88)        (0.51)        (2.55)       (0.57)
Cumulative effect of change in accounting principles ....         (0.17)           (0.16)           --            --        (0.08)
                                                         --------------   --------------   -----------   -----------   ----------
Total ...................................................          0.87            (3.60)        (4.65)        (4.63)       (1.67)
                                                         --------------   --------------   -----------   -----------   ----------
DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations before
    cumulative effect of change in accounting principles          (0.54)           (2.56)        (4.14)        (2.08)       (1.02)
Income (loss) from discontinued operations ..............          1.58            (0.88)        (0.51)        (2.55)       (0.57)
Cumulative effect of change in accounting principles ....         (0.17)           (0.16)           --            --        (0.08)
                                                         --------------   --------------   -----------   -----------   ----------
Total ...................................................          0.87            (3.60)        (4.65)        (4.63)       (1.67)
                                                         --------------   --------------   -----------   -----------   ----------
TOTAL ASSETS ............................................     2,613,580        2,840,107     3,247,152     3,298,828    3,728,658
                                                         --------------   --------------   -----------   -----------   ----------
LONG-TERM DEBT (LESS CURRENT PORTION AND
    LIABILITIES SUBJECT TO COMPROMISE) ..................       935,335        1,151,996     1,600,983     1,749,164    1,884,427
                                                         --------------   --------------   -----------   -----------   ----------
SHAREHOLDERS'  EQUITY (DEFICIT) .........................      (128,034)        (172,313)        6,244       231,556      442,001
                                                         --------------   --------------   -----------   -----------   ----------
SHAREHOLDERS'  EQUITY (DEFICIT) PER COMMON SHARE ........         (2.57)           (3.47)         0.11          4.65         8.92
                                                         --------------   --------------   -----------   -----------   ----------
CASH DIVIDENDS DECLARED PER COMMON SHARE ................            --               --            --            --        0.625
                                                         --------------   --------------   -----------   -----------   ----------

Net income in 2003 includes net after-tax gain on discontinued operations of $78.8 million or $1.58 per diluted share, $83.3 million or $1.67 per diluted share of reorganization expenses, net charges of $16.7 million, or $0.34 per diluted share, reflecting the write-down of and obligations related to held for use, and $8.5 million or $0.17 per diluted share for the cumulative effect of change in accounting principle related to asset retirement obligations.

Net loss in 2002 includes net charges of $84.9 million, or $1.70 per diluted share, reflecting the write-down of and obligations related to assets held for use and $49.1 million, or $1.00 per diluted share, of reorganization costs, both within continuing operations, $43.4 million or $0.88 per diluted share, for discontinued operations and a $7.8 million or $0.16 per diluted share for the cumulative effect of change in accounting principle related to the write-off of goodwill.

Net loss in 2001 includes net charges of $186.5 million, or $3.75 per diluted share, reflecting the write-down of and obligations related to assets held for sale and loss from discontinued operations of $25.3 million, or $0.51 per diluted share.

Net loss in 2000 includes net charges of $56.0 million, or $1.13 per diluted share, reflecting the write-down of assets held for sale and $60.4 million, or $1.22 per diluted share, reflecting costs associated with non-energy businesses, and organizational streamlining costs composed of $45.5 million, or $0.92 per diluted share, for continuing operations and $126.2 million, or $2.55 per diluted share, for loss from discontinued operations.

Net loss in 1999 includes net charges of $97.8 million, or $1.99 per diluted share, reflecting costs associated with then existing non-core businesses and impairment of certain assets, composed of $62.5 million, or $1.27 per diluted share, for continuing operations and $28.3 million, or $0.57 per diluted share, for loss from discontinued operations and a $3.8 million or $0.08 per diluted share for the cumulative effect of change in accounting principle related to the write-off of start up costs.

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

REORGANIZATION

On March 10, 2004, Covanta and certain of its affiliates consummated its Reorganization Plan and emerged from its reorganization proceeding under Chapter 11 of the Bankruptcy Code. As a result of the consummation of the Reorganization Plan, Covanta is a wholly owned subsidiary of Danielson. The Chapter 11 Cases commenced on the First Petition Date, when Covanta and 123 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York . After the First Petition Date, thirty-two additional subsidiaries filed their Chapter 11 petitions for relief under the Bankruptcy Code. Eight subsidiaries that had filed petitions on the First Petition Date were sold as part of the Company's disposition of assets during the Chapter 11 Cases and are no longer owned by the Company.

All of the Chapter 11 Cases were jointly administered under the caption "In re Ogden New York Services, Inc., et al., Case Nos. 02-40826 (CB), et al." The debtors under the Chapter 11 Cases (collectively, the "Debtors") operated their business as debtors-in-possession pursuant to the Bankruptcy Code. The pending Chapter 11 Cases were jointly administered for procedural purposes only. International operations and certain other subsidiaries and joint venture partnerships were not included in the filing. (See Note 2 to the Consolidated Financial Statements for a more detailed discussion of these Chapter 11 Cases.)

The Financial Statements have been prepared on a "going concern" basis in accordance with accounting principles generally accepted in the United States of America. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, (i) the Company's ability to utilize the net operating loss carry forwards ("NOLs") of Danielson, and (ii) the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances that this can be accomplished and if it were not, the Company's ability to realize the carrying value of its assets and discharge its liabilities would be subject to uncertainty. Therefore, if the "going concern" basis were not used for the Consolidated Financial Statements, significant adjustments could be necessary to the carrying values of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used. See Note 2 to the Consolidated Financial Statements, for additional information about the Company's Reorganization Plan.

The Company's Consolidated Financial Statements also have been prepared in accordance with The American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", ("SOP 90-7"). Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the Consolidated Balance Sheets and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Revenues, expenses, including professional fees, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization Items. Also, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows.

At December 31, 2003, the Company had classified as discontinued operations the following businesses: the geothermal companies which were sold on December 18, 2003, the Tulsa waste-to-energy operations, and the Arrowhead Pond operations. At December 31, 2002, the Company classified as discontinued operations two Thailand subsidiaries which were sold in 2002. The statements of Consolidated Operations and Comprehensive Income (Loss) for December 31, 2002 and 2001 were reclassified to reflect these discontinued operations. See Note 3 to the Consolidated Financial Statements for additional information regarding these assets.

As indicated below under Critical Accounting Policies, the discussion is based on historical financial information and does not reflect fresh start accounting changes at the effective date of the Company's emergence from bankruptcy. The Company's unaudited pro-forma balance sheet as of December 31, 2003, which reflects fresh start adjustments, is included in Item 8 as an unaudited note to the Consolidated Financial Statements. Because of the application of fresh start accounting effective upon emergence and the Company's new financial structure, the Consolidated Financial Statements of the Company after emergence are not presented on a comparable basis with the historical Consolidated Financial Statements of the Company.

EXECUTIVE SUMMARY

The Company has three business segments: Domestic energy and water, International energy, and Other. Domestic energy and water designs, constructs, and operates key infrastructure for municipalities and others in waste-to-energy, independent power production and water. Its principal business is the operation and, in some cases, ownership of waste-to-energy facilities. Waste-to-energy facilities combust municipal solid waste as a means of environmentally sound disposal and produce energy that is sold as electricity or steam to utilities and other purchasers. The International energy segment has ownership interests in, and/or operates, independent power production facilities in Asia, Spain, and Costa Rica, and one waste-to-energy facility in Italy. The Other segment consisted primarily of the entertainment and aviation businesses, which have been liquidated and will not be part of the reorganized business upon the Company's emergence from bankruptcy.

The Company entered bankruptcy on April 1, 2002. Since that time, the Company disposed of its non-core businesses and focused its efforts on the effective management of the core domestic energy and water business. On December 2, 2003, the Company announced that it had entered into an agreement with Danielson pursuant to which Danielson agreed to acquire 100% of Covanta for a purchase price of $30.0 million, and on December 18, 2003 filed the Reorganization Plan based on the Danielson purchase and a debt structure for Covanta's domestic and international businesses. On March 5, 2004, the Bankruptcy Court entered an order confirming the Reorganization Plan, and on March 10, 2004, the Company consummated its Reorganization Plan, closed on the Danielson transaction, and emerged from bankruptcy.

As further explained below, Covanta emerged from its Chapter 11 proceeding as a highly leveraged entity, with several series of debt which will be serviced solely from the cash generated from its domestic operations. Additional debt was issued by Covanta's subsidiary, CPIH. CPIH similarly emerged from bankruptcy as a highly leveraged entity, with its own series of debt which will be serviced solely from the cash generated from the international operations. Covanta will continue to provide guarantees of some of its subsidiaries' operating obligations with respect to international projects, and will continue to maintain existing letters of credit relating to international projects.

Covanta's ability to service its domestic corporate indebtedness after it emerges from bankruptcy will depend upon:

     o    the availability of the NOLs (as described below);
     o its ability to continue to operate and maintain its facilities consistent with historical performance levels;
     o    its ability to maintain compliance with its debt covenants;
     o its ability to avoid increases in overhead and operating expenses in view of the largely fixed nature of its revenues;
     o    its ability to refinance its debt on more favorable terms;

     o its ability to maintain or enhance revenue from renewals or replacement of existing contracts (which begin to expire in October, 2007), and from new contracts to expand existing facilities or operate additional facilities;
     o market conditions affecting waste disposal and energy pricing, as well as competition from other companies for contract renewals, expansions, and additional contracts, particularly after its existing contracts expire.

Covanta's ability to grow by investing in new projects will be limited by debt covenants in its principal financing agreements, and from potentially fewer market opportunities for new waste-to-energy facilities.

CPIH also emerged from bankruptcy as a highly leveraged entity. CPIH's ability to service its debt after it emerges from bankruptcy will depend upon:

     o its ability to continue to operate and maintain its facilities consistent with historical performance levels;
     o stable foreign political environments that do not resort to expropriation, contract renegotiations or currency changes;
     o the financial ability of the electric and steam purchasers to pay the full contractual tariffs on a timely basis;
     o the ability of its international project subsidiaries to maintain compliance with their respective project debt covenants in order to make equity distributions to CPIH;
     o its ability to sell existing projects in an amount sufficient to repay CPIH indebtedness at or prior to its maturity in three years, or to refinance its indebtedness at or prior to such maturity.

CPIH's ability to grow by investing in new projects will be limited by debt covenants in its principal financing agreements.

2003 VS. 2002

CONSOLIDATED RESULTS

Service revenues for 2003 were $499.2 million, an increase of $5.2 million compared to $494.0 million in 2002. The increase was due to a $14.6 million increase in Domestic energy and water segment service revenue primarily related to annual contractual service fee escalations and increased waste tonnage processed, and a $2.4 million increase in the International segment primarily related to an increase in operator bonuses earned by an operations and maintenance company, partially offset by a $11.7 million decrease in Other segment service revenues related to the wind-down and sale of non-energy businesses.

Electricity and steam sales revenues for 2003 were $277.8 million, a decrease of $11.5 million compared to $289.3 million in 2002. The decrease was primarily due to a $14.5 million decrease in electricity sales at the Company's two plants in India combined with a reduction in electricity sales of $1.5 million at two of the Company's energy facilities in The Philippines resulting from rate reductions. These decreases were partially offset by a $4.8 million increase in electricity and steam sales in Domestic energy and water, primarily related to higher electric rates received by two plants due to increased market rates.

Construction revenues for 2003 were $13.4 million, a decrease of $28.9 million compared to $42.3 million in 2002 primarily due to a $28.5 million decrease as a result of the Company's substantial completion of construction of the desalination project in Tampa, Florida.

Other revenues-net for 2003 were comparable to 2002.

Plant operating expenses were $500.6 million for 2003, an increase of $4.2 million compared to $496.4 million in 2002 primarily due to a $7.0 million increase in parts and labor related to pay increases and higher costs for routine maintenance and overhaul at several domestic energy facilities. In addition, plant operating expenses were reduced in 2002 by a $4.4 million adjustment to operating accruals in 2002. These changes were partially offset by a $6.4 million reversal in 2003 of bad debt reserves related to two Indian facilities.

Construction costs for 2003 were $20.5 million, a decrease of $22.2 million compared to $42.7 million in 2002. The decrease is primarily attributable to the Company's substantial completion of the desalination project in Tampa, Florida. A charge of $9.1 million is included in 2003 consisting of $5.0 million for reserve against retainage receivables and $4.1 million in additional costs associated with termination of the Company's activities relating to the Tampa Bay desalination project. (See Note 2 to Consolidated Financial Statements for further discussion).

Debt service charges-net for 2003 were $76.8 million, a decrease of $9.6 million compared to $86.4 million in 2002. The decrease is primarily the result of a reduction in project debt and the restructuring of Hennepin.

Depreciation and amortization was $71.9 million for 2003, a decrease of $5.5 million compared to $77.4 million for 2002. The decrease is primarily related to the Hennepin restructuring in 2003, and an asset impairment adjustment at two international facilities in 2002.

Other operating costs and expenses were $2.2 million for 2003, a decrease of $13.0 million compared to $15.2 million in 2002 primarily due to the wind-down of many non-energy businesses.

Net loss on sale of businesses in 2003 of $7.2 million is primarily related to the sale of the equity investee included in the geothermal business offset by additional proceeds received from businesses sold in prior years. The remaining geothermal businesses disposed of in 2003 have been recorded as discontinued operations, in accordance with generally accepted accounting principles. See further discussion below. Net loss on sale of businesses in 2002 of $1.9 million was primarily related to a loss on the sale of an investment in an energy project in Thailand of $6.5 million in 2002, and a $4.6 million gain on the sale of assets in 2002. (See Note 4 to the Consolidated Financial Statements for further discussion.)

Selling, general and administrative expenses were $35.6 million for 2003, a decrease of $18.7 million compared to $54.3 million in 2002 primarily due to a $8.3 million reduction in professional fees, and $7.4 million in reduced costs related to headquarter staff reductions.

Project development costs for 2003 were zero, a decrease of $3.8 million compared to $3.8 million in 2002, due to no new project development in 2003.

Other expenses - net for 2003 were $(1.1) million, a decrease of $17.1 million compared to $16.0 in 2002 primarily due to a reduction in fees related to the Master Credit Facility of $24.0 million in 2002.

The write-down of and obligations related to assets held for use of $16.7 million in 2003 relates to an increase in the Ottawa obligations (Note 4 to Consolidated Financial Statements). The 2002 amount of $84.9 million consists of a $6.0 million pre-tax charge related to Ottawa obligations and a $78.9 million pre-tax charge related to two international energy projects. The charges were the result of a 2002 review.

Equity in income from unconsolidated investments for 2003 was $29.9 million, an increase of $4.8 million compared to $25.1 million in 2002 resulting primarily from a $3.5 million increase at an International energy project due to favorable operating costs.

Interest expense-net for 2003 was $37.0 million, a decrease of $4.6 million from $41.6 million in 2002 primarily due to contract restructuring at two domestic energy projects. (See Note 2 to Consolidated Financial Statements for further discussion).

Reorganization items for 2003 were $83.3 million, an increase of $34.2 million compared to $49.1 million in 2002. In accordance with SOP 90-7, certain income and expenses are classified as reorganization items. The 2003 amount primarily consists of legal and professional fees and charges for the Hennepin restructuring and worker's compensation insurance. The 2002 amount primarily consists of legal and professional fees, severance, retention and office closure costs, and bank fees. See Note 2 to the Consolidated Financial Statements for further discussion.

Minority interests for 2003 were comparable to 2002.

The effective tax rate in 2003 was 41.2% compared to 0.2% for 2002. This increase in the effective rate is primarily due to deductions and foreign losses included in the pre-tax book loss in the prior year period for which certain tax benefits were not recognized compared to pre-tax book loss in the current period for which certain tax benefits were recorded.

DISCONTINUED OPERATIONS: For 2003, the gain from discontinued operations totaled $78.8 million, due to the sale of the Geothermal Business, the rejection of a waste-to-energy lease, and the final disposition of the Arrowhead Pond interests. The gain before income taxes and minority interests from discontinued operations was $95.0 million. For 2002, the loss from discontinued operations totaled $43.4 million. The loss before income taxes and minority interests from discontinued operations was $56.7 million, due to the sale of two international energy subsidiaries in 2002 and reclassification of operations of the businesses disposed of in 2003 discussed above. (See Note 3 to the Consolidated Financial Statements for further discussion).

Cumulative effect of change in accounting principles was $8.5 million in 2003, an increase of $0.7 million compared to $7.8 million in 2002. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective January 1, 2003. Under SFAS No. 143, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. The Company's adoption of SFAS No. 143 resulted in the cumulative effect of a change in accounting principle of $8.5 million. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") in 2002. In connection with its adoption of SFAS No. 142, the Company completed the required impairment evaluation of goodwill, which resulted in a cumulative effect of a change in accounting principle of $7.8 million at January 1, 2002. See Note 1 to the Consolidated Financial Statements for further discussion.

Property, plant and equipment - net: A decrease of $208.5 million for 2003 was due mainly to depreciation expense of $68.0 million for the year, a reduction of $69.7 million for the sale of the Geothermal Business, and a reduction of $84.2 million for the Hennepin restructuring (See Note 2 to the Consolidated Financial Statements for further discussion) offset by capital additions of $22.1 million and $3.6 million related to amounts capitalized upon the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations".

DOMESTIC ENERGY AND WATER SEGMENT

Total revenues for 2003 for the Domestic energy and water segment were $619.1 million, a decrease of $9.1 million compared to $628.2 million in 2002. This decline resulted primarily from the reduction in construction revenue of $28.5 million due to the Company's substantial completion of construction of the desalination project in Tampa, Florida, which was offset by increases in service revenues and electricity and steam sales. Service revenues increased by $14.6 million or 3.1% as a result of annual contractual service fee escalations, and increased tonnage processed. In addition there was a $4.8 million increase in electricity and steam sales, primarily related to higher electric rates received by two plants from local electricity purchasers at which the output is sold at market rates.

Income from operations for 2003 for the Domestic energy and water segment was $61.4 million, an increase of $7.7 million compared to $53.7 million for 2002 primarily due to a decrease in total costs and expenses of $16.3 million offset by the $9.1 million decrease in revenue discussed above. The decrease in total costs and expenses is a function of the $21.9 million decrease in construction expenses resulting from the Company's substantial completion of construction of the desalination project in Tampa, Florida and the $11.9 million increase in loss on sale of businesses, which includes the loss on the sale of the equity investee included in the geothermal business. These decreases were partially offset by a $7.0 million increase in parts and labor related to pay increases, and higher costs for routine maintenance and overhaul at several domestic energy facilities. In addition, plant operating expenses were reduced in 2002 by a $4.4 million adjustment to operating accruals. Construction expense in 2003 includes a charge of $9.1 million consisting of $5.0 million for reserve against retainage receivables and $4.1 million in additional costs associated with completion of the desalination project.

INTERNATIONAL ENERGY SEGMENT

Total revenues for 2003 for the International energy segment were $171.4 million, a decrease of $14.0 million compared to $185.4 million in 2002, primarily due to a $14.5 million decrease in electricity sales at the Company's two plants in India resulting from reduced demand from the contractual purchaser, combined with a reduction in electricity sales of $1.5 million at two of the Company's energy facilities in The Philippines as a result of government imposed rate reductions.

Income from operations for 2003 for the International energy segment was $50.0 million, an increase of $94.0 million compared to a loss of $44.0 million in 2002 primarily due to a $78.9 million pre-tax impairment charge in 2002 related to two Philippine energy projects. The decrease in revenue of $14.0 million discussed above was offset by a $13.5 million decrease in plant operating costs. The increase in income from operations in 2003 was also due to a loss on the sale of an equity investment in an energy project in Thailand of $6.5 million in 2002.

OTHER SEGMENT

Total revenues for 2003 for the Other segment were $0.0 million, a decrease of $12.1 million compared to $12.1 million in 2002. This decrease was due to the wind-down and sale of non-core businesses.

Loss from operations for 2003 for the Other segment was $5.7 million, a decrease of $10.1 million compared to $15.8 million in 2002, primarily due to a decrease in operating costs of $15.9 million and a $10.4 million reduction in selling, general and administrative costs consisting of a $2.3 million reduction in professional fees and reduced costs related to headquarter staff reductions of $6.5 million combined with a $6.0 million charge related to Ottawa commitments in 2002. This decrease was partially offset by a $16.8 million increase in provision for Ottawa commitments in 2003, in addition to the decrease in revenue of $12.1 million discussed above.

2002 VS. 2001

Service revenues were $494.0 in 2002, a decrease of $66.8 million compared to $560.8 in 2001. This change resulted from the decline in domestic energy and water service revenues in 2002 of $7.6 million primarily related to a $6.8 million decrease at California energy facilities due to decreased rates. Also, other service revenues decreased $58.5 million due to the wind-down of many non-energy businesses.

Electricity and steam sales revenue were $289.3 million in 2002, an increase of $57.7 million compared to $231.6 million in 2001, attributable mainly to a $45.4 million increase due to the completion of an energy facility in India which came online during the fourth quarter of 2001 and a $12.9 million increase due to the completion of another energy facility in India which came online during the second quarter of 2001.

Construction revenues were $42.3 million in 2002 a decrease of $20.8 million compared to $63.1 million in 2001 due to the substantial completion of various projects offset by a $12.8 million increase attributable to the Company's construction of the desalination project in Tampa, Florida.

Other sales - net were zero for 2002, a decrease of $31.3 million compared to $31.3 million in 2001 due mainly to the sale of the Datacom business in November 2001. This business had been included in the Other segment.

Other revenues- net were $0.3 million for 2002, a decrease of $30.6 million compared to $30.9 million in 2001 due mainly to revenues in 2001 including $21.0 million of insurance settlements and other matters related to two domestic energy facilities for business interruption, $5.7 million of development fees and other matters related to an international energy plant and insurance proceeds of $2.8 million related to aviation businesses.

Plant operating expenses were $496.4 million for 2002, an increase of $60.7 million compared to $435.7 million in 2001 primarily due to a $30.0 million increase in plant operating expenses related to the completion of an energy facility in India which came online during the fourth quarter of 2001, a $10.1 million increase due to the completion of another energy facility in India which came online during the second quarter of 2001, and a $8.0 million increase in operating costs, mainly due to a $5.1 million increase in overhaul and maintenance expenses at several domestic energy facilities.

Construction costs were $42.7 million for 2002, a decrease of $27.4 million compared to $70.1 million in 2001. The decrease is mainly attributable to the substantial completion of various projects and termination of one project offset by a $13.2 million increase attributable to the Company's construction of the desalination project in Tampa, Florida.

Depreciation and amortization and debt service charges for 2002 were comparable to the same period in 2001.

Other operating costs and expenses were $15.2 million a decrease of $47.7 million compared to $62.9 in 2001 due to the wind-down of many non-energy businesses.

Net loss on sale of businesses in 2002 of $1.9 million was primarily related to a loss on the sale of an investment in an energy project in Thailand of $6.5 million, offset by a $4.0 million gain on the sale of assets (see Note 4 to the Consolidated Financial Statements for further discussion) and a $0.6 million gain on the sale of an investment in Bolivia (see Note 4 to the Consolidated Financial Statements for further discussion). Net loss on sale of businesses for the year ended December 31, 2001 of $2.8 million related to the sale of non-core assets (see Note 4 to the Consolidated Financial Statements for further discussion).

Costs of goods sold were zero in 2002, a decrease of $37.2 million compared to the same period of 2001 due to the sale of the Datacom business in November 2001.

Selling, general and administrative expenses were $54.3 million in 2002, a decrease of $24.5 million compared to $78.8 million in 2001 primarily due to the wind-down of many non-energy businesses.

Project development expenses were $3.8 million in 2002, a decrease of $29.5 million compared to $33.3 million in 2001 primarily due to the write-off of $24.5 million in development costs related to an energy project in California that was terminated in 2001.

Other expenses net were $16.0 million in 2002, a decrease of $13.9 million compared to $29.9 million in 2001 primarily due to a $13.4 million decrease related to the reversal of a pre-petition severance accrual during the year ended December 31, 2002. (See Note 25 to the Consolidated Financial Statements for further discussion.)

The Company recorded pre-tax charges for write-down and obligations related to assets held for use of $84.9 million during 2002 and a pre-tax charge for assets held for sale of $186.5 million during 2001. (See Note 4 to the Consolidated Financial Statements for further discussion.)

Equity in income from unconsolidated investments was $25.1 million in 2002, an increase of $7.4 million compared to $17.7 million in 2001. The increase is primarily attributable to an increase in earnings from the Company's investment in international energy projects mainly due to improved operating performance.

Interest expense-net was $41.6 million in 2002, an increase of $2.3 million compared to $39.3 million in 2001 mainly due to decreased interest income as a result of a lower interest rate environment for investments.

Reorganization items for 2002 were $49.1 million, an increase of $49.1 million compared to zero in 2001. In accordance with SOP 90-7, certain income and expenses are classified as reorganization items. The 2002 amount primarily consists of legal and professional fees, severance, retention and office closure costs, and bank fees. See Note 2 to the Consolidated Financial Statements for further discussion.

Minority interests were $9.1 million in 2002, an increase of $3.0 million compared to $6.1 million in 2001 due mainly to the two international energy facilities in India that became operational during 2001.

The effective tax rate in 2002 was 0.2% compared to 2.9% for the same period of 2001.

In 2002, the loss from discontinued operations totaled $43.4 million. The loss before income taxes and minority interests from discontinued operations was $56.7 million, including the sale of two international energy subsidiaries in 2002. (See Note 3 to the Consolidated Financial Statements for further discussion.) In 2001, the loss from these discontinued operations totaled $25.3 million. The 2001 loss before income taxes and minority interests from discontinued operations was $34.9 million.

Cumulative effect of change in accounting principles was $7.8 million in 2002, an increase of $7.8 million compared to zero in 2001. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") in 2002. In connection with its adoption of SFAS No. 142, the Company completed the required impairment evaluation of goodwill, which resulted in a cumulative effect of a change in accounting principle of $7.8 million at January 1, 2002. See Note 1 to the Consolidated Financial Statements for further discussion.

Property, plant and equipment - net decreased $239.4 million during 2002 due mainly to the sale of $82.5 million of Thailand fixed assets on March 28, 2002, a $78.9 million pre-tax impairment charge against fixed assets (see Note 9 to the Consolidated Financial Statements for further discussion) and depreciation expense of $83.6 million for the period offset by capital additions of $21.3 million.

DOMESTIC ENERGY AND WATER SEGMENT

Total revenues for 2002 for the Domestic energy and water segment were $628.2 million, a decrease of $30.4 million compared to $658.6 million in 2001. This decrease was mainly due to the receipt of insurance settlements and other matters related to two domestic energy facilities in 2001 and a decrease at California energy facilities due to decreased energy rates in 2002.

Income from operations for 2002 for the Domestic energy and water segment was $53.7 million, a decrease of $36.8 million compared to $90.5 million in 2001. As discussed above, this decrease was mainly due to a decrease in proceeds from insurance settlements and other matters related to two domestic energy facilities in 2001 and a decrease in revenue during 2002 at California energy facilities due to decreased energy rates combined with an increase in overhaul and maintenance expenses at several domestic energy facilities.

INTERNATIONAL ENERGY SEGMENT

Total revenues for the International energy segment were $185.4 million, an increase of $52.8 million compared to $132.6 million in 2001. As discussed above, this increase was mainly due to the completion of an energy facility in India which came online during the fourth quarter of 2001 and the completion of another energy facility in India which came online during the second quarter of 2001.

Loss from operations for 2002 for the International energy segment was $44.0 million, a decrease of $70.8 million compared to income from operations of $26.8 million in 2001. This decrease was a result of a pre-tax impairment charge at two of the energy facilities and an increase in plant operating costs, related to the completion of an energy facility in India which came online during the fourth quarter of 2001 and the completion of another energy facility in India which came online during the second quarter of 2001. These decreases were partially offset by an increase in equity earnings of investees and joint ventures and an increase in operating revenue.

OTHER SEGMENT

Total revenues for the Other segment were $12.3 million, a decrease of $114.2 million compared to $126.5 million in 2001. As discussed above, this decrease was due to the wind-down and sale of non-energy businesses.

Loss from operations for 2002 for the Other segment was $15.8 million, a decrease of $232.4 million compared to $248.2 million in 2001. As discussed above, this decrease was mainly due to a reduction in revenue related to the wind down and sale of non-energy business combined with a reduction in pretax impairment charges for assets held for sale.

CAPITAL INVESTMENTS AND COMMITMENTS: For the year ended December 31, 2003, capital investments for continuing operations amounted to $22.2 million, of which $13.9 million related to domestic energy and water investments and $8.3 million related to international energy investments. These investments were largely for planned capital expenditures at existing facilities.

Financing for the Company's domestic waste-to-energy projects is generally accomplished through tax-exempt and taxable revenue bonds issued by or on behalf of the Client Community. If the facility is owned by a Covanta subsidiary, the Client Community loans the bond proceeds to the subsidiary to pay for facility construction and pays to the subsidiary amounts necessary to pay debt service. For such facilities, project-related debt is included as "project debt (short and long term)" in the Company's consolidated financial statements. Generally, such project debt, is secured by the revenues generated by the project and other project assets. The only recourse to Covanta relates to construction and operating performance defaults; in addition the Company has several operating leases that are non-recourse to Covanta. Such project debt and operating leases of Covanta subsidiaries are described in the table below as non-recourse to the parent entity Covanta ("Non-recourse").

The following table summarizes the Company's gross contractual obligations including: project debt, debt, leases, purchase commitments and other contractual obligations as of December 31, 2003. (Amounts expressed in thousands of dollars. Note references are to the Notes to the Consolidated Financial Statements):

                                                                        PAYMENTS DUE BY PERIOD
                                                               Less than                                      After
                                                  TOTAL        ONE YEAR     1 TO 3 YEARS   4 TO 5 YEARS      5 YEARS
                                               -----------    -----------   ------------   ------------    -----------
Total Debt excluding $78 of Capital lease
   obligations (Notes 15 and 16)               $ 1,043,965    $   108,687    $   214,046    $   207,211    $   514,021
Total Operating Leases (Note 27)                   355,137         19,045         37,338         38,588        260,166
Total Capital Leases (Note 15)                          78             21             50              7             --
Other Long-Term Obligations (Note 18)               78,358          1,235         11,945         12,219         52,959
Purchase Commitments and contractual
   obligations (Notes 2 and 29)                     25,060         14,369             --             --         10,691
                                               -----------    -----------    -----------    -----------    -----------
Total Contractual Obligations of the Company     1,502,598        143,357        263,379        258,025        837,837
Less:
     Non-recourse Project Debt (Note 16)        (1,032,401)       (99,216)      (211,953)      (207,211)      (514,021)

     Non-recourse Operating Leases (Note 27)      (317,345)       (15,207)       (30,812)       (34,968)      (236,358)
                                               -----------    -----------    -----------    -----------    -----------
Total Non-recourse Obligations                  (1,349,746)      (114,423)      (242,765)      (242,179)      (750,379)
                                               -----------    -----------    -----------    -----------    -----------
Net Contractual Obligations of Covanta         $   152,852    $    28,934    $    20,614    $    15,846    $    87,458
                                               ===========    ===========    ===========    ===========    ===========

The table above excludes $956.1 million of Liabilities subject to compromise at December 31, 2003 that were stayed by the Company's bankruptcy filing on April 1, 2002. The ultimate amount and timing of payments of Liabilities subject to compromise is addressed in the Reorganization Plan (see Note 2 to the Consolidated Financial Statements for further discussion.)

The Company's other commitments as of December 31, 2003 are as follows (expressed in thousands of dollars. Note references are to the Notes to the Consolidated Financial Statements):

                                       COMMITMENTS EXPIRING BY PERIOD

                                                   Less than    More than
                                        TOTAL      ONE YEAR     ONE YEAR
                                      ---------    ---------    ---------
Standby Letters of Credit (Note 17)   $ 193,699    $ 193,699    $      --
Less: Obligations included in the
    Consolidated Balance Sheet          (38,027)     (38,027)          --
Surety Bonds                             76,767       30,757       46,010
Additional guarantees                    16,879        1,300       15,579
                                      ---------    ---------    ---------
Total Other Commitments - net         $ 249,318    $ 187,729    $  61,589
                                      =========    =========    =========

The Standby Letters of Credit were issued to secure the Company's performance under various contractual undertakings related to its domestic and international projects, or in connection with financings related to international projects. Each letter of credit is required to be maintained in effect during the term of applicable project contracts, and generally may be drawn if it is not renewed prior to expiration of its term. At the effective date of the Reorganization Plan, existing letters of credit issued pursuant to the DIP Financing Facility were replaced with new letters of credit pursuant to the First Lien Facility and Second Lien Facility, described below. One such letter of credit related to a waste-to-energy project, currently in the amount of approximately $138 million, reduces semi-annually until 2009, when it is no longer contractually required to be maintained. Another such letter of credit related to a waste-to-energy project, currently in the amount of $17 million, will be reduced annually beginning in 2010 through 2016. In addition, one contract for a waste-to-energy facility requires a new $50 million letter of credit, which will similarly secure performance under applicable project contracts, and is required to be maintained as long as Covanta does not have an investment grade rating. The Company believes that it will be able to fully perform on its contracts and that it is unlikely that letters of credit would be drawn upon because of its performance. The First Lien Facility and the Second Lien Facility, each of which is secured, provide commitments for all letters of credit required to be provided by the Company, except one letter of credit related to an international project, in the amount of approximately $2.6 million. Such letter of credit is issued pursuant to a separate, unsecured , arrangement. Were any of the Company's letters of credit to be drawn, under the Company's debt facilities, the amount drawn would be immediately repayable to the issuing bank.

The surety bonds relate to the Tampa Water Facility construction contract ($29.6 million), performance under its waste water treatment operating contracts ($12.7 million), possible closure costs for various energy projects when such projects cease operating ($10.8 million) and performance of contracts related to non-energy businesses ($23.7 million). Were these bonds to be drawn upon, the Company would have a contractual obligation to indemnify the surety company. As these indemnity obligations arose prior to April 2, 2002, they are expected to be treated as pre-petition debt in the Company's bankruptcy case, unless the Company otherwise agrees to enter into replacement indemnity obligations.

Additional guarantees include approximately $16.9 million of guarantees related to international energy projects. Two of the guarantees totaling approximately $15.1 million relate to the construction of two power plants in India. The guarantees are not expected to be called upon as the construction of both power plants was completed in 2001 and the Company is awaiting release from the guarantees upon acceptance of the power plants. The Company also has a guarantee to contribute an additional $1.3 million in capital to an investment in a waste-to-energy facility in Italy.

Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to Client Communities and other parties that Covanta's operating subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages. Such contractual damages could be material, and in circumstances where one or more subsidiary's contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by Client Communities and operated by the Company, Covanta's potential maximum liability as of December 31, 2003 associated with the repayment of the municipalities' debt on such facilities, amounts in aggregate to approximately $1.3 billion. This amount is not recorded as a liability in the Company's Consolidated Balance Sheet as of December 31, 2003 as Covanta believes that it has not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Company-owned waste to energy facilities could expose Covanta to recourse liability on Project Debt shown on the foregoing table. Covanta also believes that it has not incurred such damages at the date of the financial statements. If Covanta is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

With respect to its international businesses, Covanta has issued guarantees of its operating subsidiaries contractual obligations to operate power projects. The potential damages owed under such arrangements for international projects may be material. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty's choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than the Company's then-available sources of funds. To date, the Company has not incurred material liabilities under its guarantees, either on domestic or international projects.

In the normal course of business, the Company and its subsidiaries also are involved in legal proceedings in which damages and other remedies are sought.

LIQUIDITY/CASH FLOW: At December 31, 2003, the Company had approximately $289.4 million in cash and cash equivalents, of which $39.7 million related to cash held in foreign bank accounts that could be difficult to transfer to the U.S. A significant amount of such cash has been paid or is committed to payment of creditors and expenses under the Reorganization Plan. As of March 10, 2004, the Company had approximately $44 million in cash excluding reserves dedicated to pay costs associated with emergence. In addition, as of the same date, CPIH had approximately $5 million in its domestic accounts.

Net cash provided by operating activities for 2003 was $34.4 million compared to $67.5 million for 2002. The decrease of $33.1 was primarily due to a $15.8 million decrease in accrued project debt service charges and an $18.5 million decrease in accrued selling, general and administrative expenses for the year.

Net cash provided by investing activities for 2003 was $24.0 million compared to $26.8 million for 2002. The decrease of $2.8 million was primarily due to a $16.4 million decrease in funds received from equity investees as a result of variation in the cash generated by such projects and a $3.0 million increase in investments in energy facilities, partially offset by a $14.3 million increase in proceeds from sale of business.

Net cash used in financing activities for 2003 was $102.6 million compared to $128.5 million for 2002. The decrease of $25.9 million was primarily due to the application of amounts then held in restricted accounts to pay down bonds in connection with the restructuring of the agreements related to the Onondaga waste-to-energy facility. See Note 2 to the Consolidated Financial Statements for further discussion.

All obligations under the DIP Credit Facility and the pre-petition Master Credit Facility were discharged on March 10, 2004, the effective date of the Reorganization Plan. On the same date and pursuant to the Reorganization Plan, the Company entered into new credit facilities and issued secured and unsecured notes, as described below.

         (A)  DOMESTIC FACILITIES

The Domestic Borrowers entered into two credit facilities to provide letters of credit and liquidity in support of the Company's domestic operations and to maintain existing letters of credit in support of its international operations. The Domestic Borrowers entered into the First Lien Facility, secured by a first priority lien on substantially all of the assets of the Domestic Borrowers not subject to prior liens (the "Collateral"). The First Lien Facility provides commitments for the issuance of letters of credit in the initial aggregate face amount of up to $138 million with respect to a waste-to-energy facility. The First Lien Facility will reduce semi-annually as the amount of the letter of credit requirement for this facility reduces. Additionally, the Domestic Borrowers entered into the Second Lien Facility, secured by a second priority lien on the Collateral. The Second Lien Facility is a letter of credit and liquidity facility in the aggregate amount of $118 million up to $10 million of which may be used for cash borrowings on a revolving basis for general corporate purposes. Among other things, the Second Lien Facility will provide the Company with the ability to obtain new letters of credit as may be required with respect to various domestic waste-to-energy facilities, as well as to maintain existing letters of credit with respect to international projects. Both the First Lien Facility and the Second Lien Facility have a term of five years from the Effective Date of the Reorganization Plan.

Pursuant to the Reorganization Plan, Covanta issued or will issue Reorganization Plan Notes for distribution to holders of Allowed Claims. The material terms of the Reorganization Plan Notes are as follows:

HIGH YIELD NOTES: Covanta issued High Yield Notes in an aggregate principal amount of $205 million accreting to an aggregate principal amount of $230 million upon maturity in seven years. Interest will be paid semi-annually in arrears on the principal amount at stated maturity of the outstanding High Yield Notes at a rate of 8.25% per annum. The High Yield Notes are secured by a third priority lien on the Collateral. The High Yield Notes are guaranteed by the other Domestic Borrowers.

UNSECURED NOTES: Covanta issued or will issue Unsecured Notes to holders of allowed unsecured claims against Covanta's operating subsidiaries which were reorganizing Debtors. Unsecured Notes in a principal amount of $4 million were issued on the effective date of the Reorganization Plan, and the Company expects to issue additional Unsecured Notes in a principal amount of between $30 and $35 million, including additional Unsecured Notes that may be issued to holders of allowed claims against Remaining Debtors if and when they emerge from bankruptcy. The final principal amount of all Unsecured Notes will be equal to the amount of allowed unsecured claims against the Company's operating subsidiaries which were reorganized Debtors, and such amount will be determined when all such claims are resolved through settlement or further proceedings in the Bankruptcy Court. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004. Under the Reorganization Plan, the Company is authorized to issue up to $50 million in principal amount of Unsecured Notes. Unsecured Notes mature eight years after the Effective Date, and interest thereon will be payable semi-annually at an interest rate of 7.5%. Annual amortization payments of approximately $3.9 million will be paid beginning in year 2006, with the balance due on maturity. The Unsecured Notes are subordinated in right of payment to all senior indebtedness of Covanta including, the First Lien Facility, the Second Lien Facility, the High Yield Notes, and the Unsecured Notes will otherwise rank equal with, or be senior to, all other indebtedness of Covanta.

The First Lien Facility, Second Lien Facility, High Yield Notes and the Unsecured Notes are referred to herein as the "Domestic Facilities".

TAX NOTES: Covanta may issue Tax Notes in an aggregate principal amount equal to the aggregate amount of allowed priority tax claims with a maturity six years after the date of assessment. Interest will be payable semi-annually at the rate of four percent. Under the Reorganization Plan, the Company may pay the amount of such claims in cash.

The Domestic Borrowers also entered into the Domestic Intercreditor Agreement, with the respective lenders under the First Lien Facility and Second Lien Facility and the trustee under the indenture for the High Yield Notes. It provides for certain provisions regarding the application of payments made by the Domestic Borrowers among the respective creditors and certain matters relating to priorities upon the exercise of remedies with respect to the Collateral.

MATERIAL TERMS OF FIRST AND SECOND LIEN FACILITIES: Both the First Lien Facility and the Second Lien Facility provide for mandatory prepayments of all or a portion of amounts funded by the lenders under letters of credit and the revolving loan upon the sales of assets, incurrence of additional indebtedness, availability of annual cash flow, or cash on hand above certain base amounts, and change of control transactions. To the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.

The terms of both of these facilities require Covanta to furnish the lenders with periodic financial, operating and other information. In addition, these facilities further restrict, without a consent of its lenders under these facilities, Covanta's ability to, among others:

     o incur indebtedness, or incur liens on its property, subject to specific exceptions
     o pay any dividends on or repurchase any of its outstanding securities, subject to specific exceptions;
     o    make new investments, subject to specific exceptions
     o deviate from specified financial ratios and covenants, including those pertaining to consolidated net worth, adjusted EBITDA, and capital expenditures;
     o sell any material amount of assets, enter into a merger transaction, liquidate or dissolve;
     o enter into any material transactions with shareholders and affiliates; amend its organization documents; and
     o    engage in a new line of business.

All unpaid principal of and accrued interest on the revolving loan, and an amount equal to 105% of the maximum amount that may at any time be drawn under outstanding letters of credit, would become immediately due and payable in the event that Covanta or certain of its affiliates (including DHC) become subject to specified events of bankruptcy or insolvency. Such amounts shall also become immediately due and payable, upon action taken by a certain specified percentage of the lenders, in the event that any of the following occurs after the expiration of applicable cure periods:

     o a failure by Covanta to pay amounts due under the Domestic Facilities or other debt instruments;
     o breaches of representations, warranties and covenants under the Domestic Facilities;
     o a judgment or judgments are rendered against Covanta that involve an amount in excess of $5 million, to the extent not covered by insurance;
     o    any event that has caused a material adverse effect on Covanta;
     o    a change in control;
     o the Intercreditor Agreement or any security agreement pertaining to the Domestic Facilities ceases to be in full force and effect;
     o    certain terminations of material contracts; or
     o any securities issuance or equity contribution which is reasonably expected to have a material adverse effect on the availability of net operating losses.

MATERIAL TERMS OF HIGH YIELD NOTES: Interest is due semi-annually in arrears on the principal amount of the outstanding High Yield Notes at a rate of 8.25% per annum. The High Yield Notes will be secured by a third priority lien on Covanta's domestic assets. In addition, all or part of the High Yield Notes are pre-payable by Covanta at par of 100% of the accreted value during the first two years and at a premium starting at 104.625% of par and decreasing during the remainder of the term of the High Yield Notes. There are no mandatory sinking fund provisions. Upon the occurrence of a change of control event and certain sales of assets, Covanta is obligated to offer to repurchase all or any part of the High Yield Notes at 101% of par on the accreted value.

Covanta must comply with certain covenants, including among others:

     o restrictions on the payment of dividends, the repurchase of stock, the incurrence of indebtedness and liens and the repayment of subordinated debt, unless certain specified financial and other conditions are met;

     o restrictions on the sale of certain material amounts of assets or securities, unless certain specified conditions are met;
     o    restrictions on material transactions with affiliates;
     o    limitations on engaging in new lines of business; and
     o preserving its corporate existence and its material rights and franchises.

The High Yield Notes shall become immediately due and payable in the event that Covanta or certain of its affiliates become subject to specified events of bankruptcy or insolvency, and shall become immediately due and payable, upon action taken by the trustee under the indenture or holders of a certain specified percentage of principal under outstanding High Yield Notes, in the event that any of the following occurs after expiration of applicable cure periods:

     o a failure by Covanta to pay amounts due under the High Yield Notes or certain other debt instruments;
     o a judgment or judgments are rendered against Covanta that involve an amount in excess of $10 million, to the extent not covered by insurance; and
     o a failure by Covanta to comply with its obligations under the indenture relating to the High Yield Notes.

MATERIAL TERMS OF UNSECURED NOTES: Covanta has authorized the issuance of up to $50 million in principal of Unsecured Notes. Interest will be payable semi-annually at a rate of 7.5%. Annual amortization payments of approximately $3.9 million will be paid beginning in 2006, with the balance due on maturity. There are no mandatory sinking fund provisions and Covanta may redeem the Unsecured Notes at any time without penalty or premium. Upon the occurrence of a change of control event and certain sales of assets, Covanta is obligated to offer to repurchase all or any part of the Unsecured Notes at 101% of par on the accreted value.

Covanta must comply with certain covenants, including among others:

     o restrictions on the payment of dividends, the repurchase of stock, the incurrence of indebtedness and liens and the repayment of subordinated debt, unless certain specified financial and other conditions are met;
     o restrictions on the sale of certain material amounts of assets or securities, unless certain specified conditions are met;
     o    restrictions on material transactions with affiliates; and
     o preserving its corporate existence and its material rights and franchises.

The Unsecured Notes shall become immediately due and payable in the event that Covanta or certain of its affiliates become subject to specified events of bankruptcy or insolvency, and shall become immediately due and payable, upon action taken by the trustee under the indenture or holders of a certain specified percentage or principal under outstanding Unsecured Notes, in the event that any of the following occurs after expiration of applicable cure periods:

     o a failure by Covanta to pay amounts due under the High Yield Notes or certain other debt instruments; and
     o a failure by Covanta to comply with its obligations under the indenture pertaining to the Unsecured Notes.

The Company believes its cash, together with cash generated from its domestic businesses, will provide sufficient liquidity to meet its domestic operational cash need and to pay scheduled debt service prior to maturity. The Company believes that the Second Lien Facility will provide a secondary source of liquidity. The Company believes that it will need to refinance its High Yield Notes at maturity in seven years. There can be no assurance that such refinancing can be achieved.

     (B)  CPIH FACILITIES

The CPIH Borrowers entered into two credit facilities. They entered into a new revolving credit facility, which is secured by a pledge of the stock of CPIH and a first priority lien on substantially all of the CPIH Borrowers' assets not otherwise pledged. The revolver provides commitments for cash borrowings of up to $10 million for purposes of supporting the international independent power business. CPIH also entered into a term loan facility which is secured by a second priority lien on the same collateral junior only the lien with respect to the revolver. The CPIH term debt will be in the original aggregate principal amount of $95 million, with a maturity date of three years after the Effective Date.

The CPIH Borrowers also entered into the International Intercreditor Agreement, with the respective lenders under the revolver and the term debt, and Reorganized Covanta, that sets forth, among other things, certain provisions regarding the application of payments made by the CPIH Borrowers among the respective lenders and Reorganized Covanta and certain matters relating to the exercise of remedies with respect to the collateral pledged under the loan documents.

Certain Domestic Borrowers are guarantors of performance obligations of some international projects or are the reimbursement parties with respect to letters of credit issued to secure obligations relating to some international projects. The International Intercreditor Agreement provides that the Domestic Borrowers will be entitled to reimbursements of operating expenses incurred by the Domestic Borrowers on behalf of the CPIH Borrowers and payments, if any, made with respect to the above mentioned guarantees and reimbursement obligations.

MATERIAL TERMS OF THE CPIH FACILITIES: The CPIH revolving credit facility bears interest at the rate of either (i) 7% over a base rate or (ii) 8% over a formula Eurodollar rate, the applicable rate to be determined by CPIH (increasing by 2% over the then applicable rate in specified default situations). CPIH also paid a 2% upfront fee ($200,000) upon entering into the revolving credit facility, and will pay (i) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, and (ii) an annual agency fee of $30,000.

The CPIH term loan bears interest at 10.5%, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable by adding it to the outstanding principal balance. The interest rate increases to 12.5% in specified default situations.

The mandatory prepayment provisions, affirmative covenants, negative covenants and events of default under the two international credit facilities are similar to those found in the First Lien Facility and the Second Lien Facility.

The Company believes cash available to CPIH and its subsidiaries, together with borrowing under the CPIH revolver will provide CPIH with sufficient liquidity to meet its operational needs and pay required debt service due prior to maturity. The Company believes that CPIH will need to refinance its indebtedness at maturity in three years unless asset sales effected prior to such time are sufficient to repay all CPIH indebtedness. There can be no assurance that CPIH will be able to refinance such indebtedness at maturity or that such assets sales will be sufficient to repay CPIH indebtedness prior to its maturity

(C)  RELATIONSHIP BETWEEN DOMESTIC FACILITIES AND CPIH FACILITIES

The Domestic Facilities provide commitments to, and are obligations of, the Domestic Borrowers and are without recourse to, the CPIH Borrowers. Similarly, the CPIH Facilities provide commitments to, and are obligations of, the CPIH Borrowers and are without recourse to the Domestic Borrowers. The Company will establish separate cash management systems for its domestic and international businesses. Cash distributions from CPIH are not available to Covanta or its other domestic subsidiaries. Thus, until the CPIH Facilities or any replacement thereof are paid in full, the assets and cash flow of CPIH is not available to repay the Domestic Facilities.

OTHER:

HAVERHILL

The Company's Haverhill, Massachusetts waste-to-energy facility sells electricity to USGenNE. On July 7, 2003, USGenNE and certain of its affiliates filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. USGenNE owed approximately $1.3 million to the Company at the time of USGenNE's petition. A reserve has been established for the entire receivable as of December 31, 2003. The Company is closely monitoring this proceeding and is a member of USGenNE's Official Committee of Unsecured Creditors. The impact, if any, of the USGenNE bankruptcy on the Company's earnings, financial position, and liquidity will depend upon how USGenNE treats its contract to purchase power from the Haverhill project, which would otherwise expire in 2019. The Company believes that its contract provides for energy rates at or below both current and projected market rates, and that it is possible that the contract will remain in effect. Were the contract assumed or assumed and assigned on its current terms, USGenNE would have to pay the current receivable and honor its contracted obligations in the future. Thus, assumption on these terms would not have a material impact on the Company. However, it is also possible that USGenNE would seek to reject the contract or renegotiate it on less favorable terms to the Company. If the contract were rejected, the Company's potential liability to refund a prepayment made by USGenNE would be eliminated, and the Company would seek to sell the project's electricity to a new purchaser at rates higher than those paid by USGenNE. In such a circumstance, unless the Company is able to enter into a long term contract with a new purchaser, the Haverhill project will be subjected to greater market price risk for energy prices than previously was the case. During the first quarter of 2004, the Company recognized a $138.3 million gain for tax purposes as a result of the termination of the tax partnership holding the contract.

QUEZON POWER

Manila Electric Company ("Meralco"), the power purchaser for the Company's Quezon Project, is engaged in discussions and legal proceedings with the government of The Philippines relating to Meralco's financial condition. The Quezon Project is currently in negotiations with Meralco to amend the Power Purchase Agreement to address concerns about Meralco's ability to meet its off-take obligations under that Agreement. Lenders to the Quezon Project have expressed concern about the resolution of those matters, as well as compliance with the Quezon Project operational parameters and the Quezon Project's failure to obtain required insurance coverage, as these matters relate to requirements under the applicable debt documents and have limited distributions from the project pending resolutions of these matters. The Company, the Quezon project participants, and the Quezon Project lenders have reached a tentative agreement on amendments to the Quezon Project documents which address the issues relating to operational matters and insurance coverage. The agreement is subject to definitive documentation. Adverse developments in Meralco's financial condition and with respect to finalization of the tentative agreement with the project participants is not expected to adversely affect Covanta's liquidity, although it may have a material affect on CPIH's ability to repay its debt described above.

INSURANCE

The Company has obtained or is in the process of renewing insurance for its assets and operations that provide coverage for what the Company believes are probable maximum losses, subject to self-insured retentions, policy limits and premium costs which the Company believes to be appropriate. However, the insurance obtained does not cover the Company for all possible losses.

OFF BALANCE SHEET ARRANGEMENTS

During 2003, the Company was party to several lease arrangements with unrelated parties under which it rents energy generating facilities. The Company generally uses operating lease treatment for these arrangements. (See Note 27 to the Consolidated Financial Statements for additional information regarding these leases.)

The Company has investments in several investees and joint ventures accounted for under the equity and cost method and therefore does not consolidate the financial information of those companies. (See Note 5 to the Consolidated Financial Statements for summarized financial information for those investees and joint ventures.)

CRITICAL ACCOUNTING POLICIES

The Company prepares its Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different conditions. The Company's critical accounting policies include liabilities subject to compromise, revenue recognition, management's estimated useful lives of long-lived assets, pension plans, liabilities for restructuring, litigation and other claims against the Company, and the estimated fair value of the Company's assets and liabilities, including guarantees. (See Note 33 to the Consolidated Financial Statements).

The Company's Consolidated Financial Statements also have been prepared in accordance with The American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the Consolidated Balance Sheet and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Revenues, expenses, including professional fees, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization Items. The amount of allowable claims may differ significantly from the amounts for which these claims may be settled and settlement or resolution of disputed claims are expected to occur during 2004.

SERVICE REVENUES: The Company's revenues are generally earned under contractual arrangements. Service revenues include:

     1) Fees earned under contract to operate and maintain waste to energy, independent power and water facilities;
     2) Fees earned to service Project debt (principal and interest) where such fees are expressly included as a component on the service fee paid by the Client Community pursuant to applicable waste to energy Service Agreements. Regardless of the timing of amounts paid by Client Communities relating to Project debt principal, the Company records service revenue with respect to this principal component on a levelized basis over the term of the Service Agreement. Long-term unbilled service receivables related to waste to energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the Project debt;
     3) Fees earned for processing waste in excess of Service Agreement requirements;
     4)   Tipping fees earned under waste disposal agreements;
     5) Other miscellaneous fees such as revenue for scrap metal recovered and sold.

ELECTRICITY AND STEAM SALES: Revenues from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net of amounts due to client communities under applicable Service Agreements.

CONSTRUCTION REVENUES: Revenues under fixed-price contracts, including construction, are recognized on the basis of the estimated percentage of completion of services rendered. Anticipated losses are recognized as soon as they become known.

A significant change in these revenue recognition policies, or a change in accounting principles generally accepted in the United States could have an impact on the Company's recorded operating results and financial condition.

ESTIMATED LIFE OF LONG-LIVED ASSETS: The Company evaluates long-lived assets based on its projection of undiscounted cash flows whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The projection of future undiscounted cash flows used to test recoverability of long-lived assets is based on expected cash flows from the use and eventual disposition of those long-lived assets. If the carrying value of such assets is greater than the future undiscounted cash flows of those assets, the Company would measure the impairment amount as the difference between the carrying value of the assets and the discounted present value of the cash flows to be generated by those assets. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less costs to sell. A significant reduction in actual cash flows and estimated cash flows could have a material adverse effect on the carrying value of those assets and on the Company's operating results and financial condition.

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

PENSION AND POSTRETIREMENT PLANS: The Company has pension and post-retirement obligations and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Changes are primarily influenced by factors outside the Company's control and can have a significant effect on the amounts reported in the financial statements.

LITIGATION: The Company is party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its businesses. The Company assesses the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, records an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded.

See Note 1 to the Consolidated Financial Statements for a summary of additional accounting policies and new accounting pronouncements.

CONTRACT STRUCTURES AND DURATION

The Company attempts to structure contracts related to its domestic waste-to-energy projects as fixed price operating contracts which escalate in accordance with indices the Company believes appropriate to reflect price inflation, so that its revenue is relatively stable for the contract term. The Company's returns will be similarly stable if it does not incur material unexpected operation and maintenance or other expense. In addition, most of the Company's waste-to-energy project contracts are structured so that contract counterparties generally bear the costs associated with events or circumstances not within the Company's control, such as uninsured force majeure events and changes in legal requirements. The stability of the Company's domestic revenue and returns could be affected by its ability to continue to enforce these obligations. Also, at some of the Company's waste-to-energy facilities, commodity price risk is further mitigated by passing through commodity costs to contract counterparties. With respect to its domestic and international independent power projects, such structural features generally do not exist because either the Company operates and maintains such facilities for its own account or does so on a cost-plus rather than a fixed fee basis.

Certain PPAs related to domestic projects provide for energy sales prices linked to the "avoided costs" of producing such energy and, therefore, energy revenues fluctuate with various economic factors. In most of the Company's waste to energy projects, the operating subsidiary retains only a fraction of the energy revenues (generally 10%) with the balance used to provide a credit to the Client Community against its disposal costs. Therefore, the Client Community derives most of the benefit and risk of changing energy prices. One of the Company's waste-to-energy facilities sells electricity to the regional electricity grid without a contract and is therefore subject to energy market price fluctuation.

At some of the Company's domestic and international independent power projects, the Company's operating subsidiary purchases fuel in the open markets. The Company is exposed to fuel price risk at these projects. At other plants, fuel costs are contractually included in the Company's electricity revenues, or fuel is provided by the Company's customers. In some of the Company's international projects, the project entity (which in some cases is not a subsidiary of the Company) has entered into long term fuel purchase contracts that protect the project from changes in fuel prices, provided counterparties to such contracts perform their commitments.

The Company's Service Agreements for domestic waste-to-energy projects begin to expire in 2007, and energy sales contracts at Covanta-owned waste-to-energy projects generally expire at or after the date on which that project's Service Agreement expires. Expiration of these contracts will subject the Company to greater market risk in maintaining and enhancing its revenues. As its Service Agreements at municipally-owned projects expire, the Company will seek to enter into renewal or replacement contracts to continue operating such projects. As its Service Agreements at facilities it owns begin to expire, Covanta intends to seek replacement or additional contracts for waste supplies, and because project debt on these facilities will be paid off at such time, Covanta believes it will be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. The Company will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. At the Company's domestic facilities, the expiration of existing energy sales contracts will require the Company to sell project energy output either into the electricity grid or pursuant to new contracts. There can be no assurance that Covanta will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable to the Company.

The Company's opportunities for growth by investing in new domestic projects will be limited by existing debt covenants, as well as by competition from other companies in the waste disposal business. The Company intends to pursue opportunities to expand the processing capacity where Client Communities have encountered significantly increased waste volumes without corresponding competitively-priced landfill availability. Other than expansions at existing waste-to-energy projects, the Company does not expect to engage in material development activity which will require significant equity investment. There can be no assurance that the Company will be able to implement expansions at existing facilities.

DANIELSON NOLS AVAILABILITY

The Company cannot be certain that the net operating loss carryforwards ("NOLs") of Danielson will be available to offset the tax liability of Covanta and its domestic subsidiaries. CPIH and its subsidiaries will not be consolidated with the balance of the Company for federal income tax purposes. If the NOLs were not available to offset the tax liability of the Company (other than CPIH), the Company does not expect to have sufficient cash flow available to pay debt service on the Domestic Facilities described above under Liquidity/Cash Flow.

Danielson expects, based on the Danielson Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC, to have NOLs estimated to be approximately $652 million for federal income tax purposes as of the end of 2003. The NOLs will expire in various amounts beginning on December 31, 2004 through December 31, 2023, if not used. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of Danielson's tax consolidated group.

The existence and availability of Danielson's NOLs is dependent on factual and substantive tax issues, including issues in connection with a 1990 restructuring by Danielson. The Internal Revenue Service ("IRS") has not audited any of Danielson's tax returns for the years in which the losses giving rise to the NOLs were reported, and it could challenge any past and future use of the NOLs. If the IRS were successful in challenging Danielson's NOLs, the NOLs would not be available to offset future income of the Company. The Company has neither requested nor received a ruling from the IRS or an opinion of tax counsel with respect to the use and availability of the NOLs.

Under applicable tax law, the use and availability of Danielson's NOLs could be limited if there is a more than 50% increase in stock ownership during a 3-year testing period by stockholders owning 5% or more of Danielson's stock. Danielson's Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve Danielson's NOLs by avoiding such an ownership change. Danielson expects that they will remain in-force as long as Danielson has NOLs. There can be no assurance, however, that these restrictions will prevent such an ownership change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is party to financial instruments that are subject to market risks arising from changes in interest rates, foreign currency exchange rates, and commodity prices. The Company's use of derivative instruments is very limited and it does not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding the Company's exposure to financial instruments with market risks. The Company uses a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003. Further information is included in Note 33 to the Consolidated Financial Statements.

INTEREST RATE RISK

The Company has long-term debt and Project debt outstanding bearing interest at floating rates that could subject it to the risk of increased interest expense due to rising market interest rates, or an adverse change in fair value due to declining interest rates on fixed rate debt. Of the Company's total long-term debt, approximately $11.6 million was floating rate at December 31, 2003. Of the Project debt, approximately $263.1 million was floating rate at December 31, 2003. However, of that floating rate Project debt, $130.3 million related to waste-to-energy projects where, because of their contractual structure, interest rate risk is borne by Client Communities because debt service is passed through to those clients. The Company had only one interest rate swap outstanding at December 31, 2003 in the notional amount of $80.2 million related to floating rate project debt. Gains and losses on this swap are for the account of the Client Community.

For floating rate debt, a 20 percent hypothetical increase in the underlying December 31, 2003 market interest rates would result in a potential loss to twelve month future earnings of $2.1 million. For fixed rate debt, the potential reduction in fair value from a 20 percent hypothetical decrease in the underlying December 31, 2003 market interest rates would be approximately $37.5 million. The fair value of the Company's fixed rate debt (including $764.1 million in fixed rate debt related to revenue bonds in which debt service is an explicit component of the service fees billed to the Client Communities) was $824.2 million at December 31, 2003, and was determined using average market quotations of price and yields provided by investment banks.

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

At December 31, 2003, the Company had $114.7 million of project debt related to two diesel engine projects in India. Exchange rate fluctuations on $21.6 million of the debt (related to a project entity whose functional currency is in the U.S. dollar) are recorded as adjustments to the recorded amount of the debt and foreign currency transaction gains and losses are included in Other-net in the Statements of Consolidated Operations. For $61.9 million of the debt (related to project entities whose functional currency is the Indian Rupee), exchange rate fluctuations are recorded as translation adjustments to the cumulative translation adjustment account within stockholders' deficit in the Company's Consolidated Balance Sheets. The remaining $31.2 million of debt is denominated in U.S. dollars.

The potential loss in fair value for such financial instruments from a 10% adverse change in December 31, 2003 quoted foreign currency exchange rates would be approximately $9.0 million.

Upon consummation of the Second Plan of Reorganization and the Danielson transaction, these risks will be borne primarily by the CPIH Borrowers to the extent they affect the cash flow available to the CPIH Borrowers to repay CPIH indebtedness. These risks will continue to affect items reflected on the Company's consolidated financial statements.

At December 31, 2003, the Company also had net investments in foreign subsidiaries and projects. See Note 9 to the Consolidated Financial Statements for further discussion.

COMMODITY PRICE RISK AND CONTRACT REVENUE RISK

The Company has not entered into futures, forward contracts, swaps or options to hedge purchase and sale commitments, fuel requirements, inventories or other commodities. Alternatively, the Company attempts to mitigate the risk of energy and fuel market fluctuations by structuring contracts related to its energy projects in the manner described above under Management's Discussion and Analysis, Contract Structures and Duration.

Generally, the Company is protected against fluctuations in the waste disposal market, and thus its ability to charge acceptable fees for its services, through existing long-term disposal contracts ("Service Agreements") at its waste-to-energy facilities. At three of its waste-to-energy facilities, differing amounts of waste disposal capacity are not subject to long-term contracts and, therefore, the Company is partially exposed to the risk of market fluctuations in the waste disposal fees it may charge. The Company's Service Agreements begin to expire in 2007, and energy sales contracts at Company-owned projects generally expire at or after the date on which that project's Service Agreement expires. Expiration of these contracts will subject the Company to greater market risk in maintaining and enhancing its revenues. As its Service Agreements at municipally-owned projects expire, the Company will seek to enter into renewal or replacement contracts to continue operating such projects. As the Company's Service Agreements at facilities it owns begin to expire, the Company intends to seek replacement or additional contracts for waste supplies, and because project debt on these facilities will be paid off at such time, the Company expects to be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. The Company will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. At Company-owned facilities, the expiration of existing energy sales contracts will require the Company to sell its output either into the local electricity grid or pursuant to new contracts. There can be no assurance that the Company will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable to the Company.

The Company's opportunities for growth by investing in new projects will be limited by existing debt covenants, as well as by competition from other companies in the waste disposal business. The Company intends to pursue opportunities to expand the processing capacity where municipal clients have encountered significantly increased waste volumes without corresponding competitively-priced landfill availability. Other than expansions at existing waste-to-energy projects, the Company does not expect to engage in material development activity which will require significant equity investment. There can be no assurance that the Company will be able to implement expansions at existing facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

Statements of Consolidated Operations and Comprehensive Income (Loss) for the
     Years ended December 31, 2003, 2002, and 2001
Consolidated Balance Sheets - December 31, 2003 and 2002
Statements of Shareholders' Equity (Deficit) for the Years
     ended December 31, 2003, 2002, and 2001
Statements of Consolidated Cash Flows
     for the Years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Independent Auditors' Report
Report of Management
Quarterly Results of Operations

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

--------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                                      2003           2002           2001
--------------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except Per Share Amounts)
Service revenues                                                                 $   499,245    $   493,960    $   560,771
Electricity and steam sales                                                          277,766        289,281        231,603
Construction revenues                                                                 13,448         42,277         63,052
Other sales-net                                                                           --             --         31,343
Other revenues-net                                                                         9            263         30,877
                                                                                 -----------    -----------    -----------
Total revenues                                                                       790,468        825,781        917,646
                                                                                 -----------    -----------    -----------
Plant operating expenses                                                             500,627        496,443        435,692
Construction costs                                                                    20,479         42,698         70,124
Depreciation and amortization                                                         71,932         77,368         78,487
Debt service charges-net                                                              76,770         86,365         85,924
Other operating costs and expenses                                                     2,209         15,163         62,850
Net loss on sale of businesses and equity investments                                  7,246          1,943          2,768
Cost of goods sold                                                                        --             --         37,173
Selling, general and administrative expenses                                          35,639         54,329         78,805
Project development costs                                                                 --          3,844         33,326
Other expense-net                                                                     (1,119)        16,008         29,914
Write-down of and obligations related to assets held for use                          16,704         84,863             --
Write-downs and obligations related to assets held for sale                               --             --        186,513
                                                                                 -----------    -----------    -----------
Total costs and expenses
                                                                                     730,487        879,024      1,101,576
                                                                                 -----------    -----------    -----------
Equity in income from unconsolidated investments                                      29,941         25,076         17,665
                                                                                 -----------    -----------    -----------

Operating income (loss)                                                               89,922        (28,167)      (166,265)
Interest expense (net of interest income of $2,948, $2,472 and $8,164, respectively, and
     excluding  post-petition  contractual interest of $970 and $3,607 in 2003
and 2002, respectively)                                                              (36,990)       (41,587)       (39,306)

Reorganization items                                                                 (83,346)       (49,106)            --
                                                                                 -----------    -----------    -----------
Loss from continuing  operations  before income taxes,  minority  interests, discontinued
     operations and the cumulative effect of changes in accounting principles        (30,414)      (118,860)      (205,571)
Income tax benefit                                                                    12,555            266          5,959
Minority interests
                                                                                      (8,905)        (9,104)        (6,074)
                                                                                 -----------    -----------    -----------
Loss from continuing operations before discontinued
    operations and change in accounting principles                                   (26,764)      (127,698)      (205,686)
Gain  (loss)  from  discontinued  operations  (net  of  income  tax  benefit
(expense) of ($16,147),  $13,165 and $11,071, respectively)                           78,814        (43,355)       (25,341)

Cumulative effect of change in accounting principles (net of
    income tax benefit of  $5,532, zero and zero, respectively)                       (8,538)        (7,842)            --
                                                                                 -----------    -----------    -----------
Net income (loss)                                                                     43,512       (178,895)      (231,027)
                                                                                 -----------    -----------    -----------
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments (net of income
    taxes of zero, $415 and $1,443, respectively)                                      2,743         (1,485)        (3,976)
Less: reclassification adjustments for translation adjustments included in:
             continuing operations                                                    (2,753)         1,233          7,048
             discontinued operations                                                      --            297             --
Unrealized holding gains (losses) arising during the year (net of income tax
     (expense) benefit of ($262) and $112 in 2003 and 2002, respectively)                392           (167)            --

Minimum pension liability adjustment                                                      --             88            409
                                                                                 -----------    -----------    -----------
Other comprehensive income (loss)                                                        382            (34)         3,481
                                                                                 -----------    -----------    -----------
Comprehensive income (loss)                                                      $    43,894    $  (178,929)   $  (227,546)
                                                                                 ===========    ===========    ===========
Basic income (loss) per share:
Loss from continuing operations                                                  $     (0.54)   $     (2.56)   $     (4.14)
Income (loss) from discontinued operations                                              1.58          (0.88)         (0.51)
Cumulative effect of change in accounting principles
                                                                                       (0.17)         (0.16)            --
                                                                                 -----------    -----------    -----------
Net income (loss)                                                                $      0.87    $     (3.60)   $     (4.65)
                                                                                 ===========    ===========    ===========
Diluted income (loss) per share:
Loss from continuing operations                                                  $     (0.54)   $     (2.56)   $     (4.14)
Income (loss) from discontinued operations                                              1.58          (0.88)         (0.51)
Cumulative effect of change in accounting principles
                                                                                       (0.17)         (0.16)            --
                                                                                 -----------    -----------    -----------
Net income (loss)                                                                $      0.87    $     (3.60)   $     (4.65)
                                                                                 ===========    ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------
DECEMBER 31,                                                         2003           2002
------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except Share and Per Share
Amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                       $   289,424    $   115,815
Restricted funds held in trust                                       79,404         92,039
Receivables (less allowances of $27,893 and $20,476, in 2003        230,093        259,082
and 2002 )
Deferred income taxes                                                 9,763         11,200
Prepaid expenses and other current assets (less allowances
of $5,000 and zero in 2003 and 2002)                                 82,115         85,997
                                                                -----------    -----------
TOTAL CURRENT ASSETS                                                690,799        564,133
Property, plant and equipment-net                                 1,453,354      1,661,863
Restricted funds held in trust                                      119,480        169,995
Unbilled service and other receivables (less allowances of
   $5,026 and $2,957 in 2003 and 2002)                              125,363        147,640
Unamortized contract acquisition costs-net                           27,073         60,453
Other intangible assets-net                                           7,073          7,631
Investments in and advances to investees and joint ventures         137,374        166,465
Other assets                                                         53,064         61,927
                                                                -----------    -----------
TOTAL ASSETS                                                    $ 2,613,580    $ 2,840,107
                                                                ===========    ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES:
CURRENT LIABILITIES:
Current portion of long-term debt                               $     9,492    $    16,450
Current portion of project debt                                      99,216        115,165
Accounts payable                                                     23,584         23,593
Accrued expenses                                                    208,342        294,781
Deferred income                                                      37,431         41,402
                                                                -----------    -----------
TOTAL CURRENT LIABILITIES                                           378,065        491,391
Long-term debt                                                        2,150         23,779
Project debt                                                        933,185      1,128,217
Deferred income taxes                                               195,059        209,783
Deferred income                                                     129,304        151,000
Other liabilities                                                    78,358         80,369
Liabilities subject to compromise                                   956,095        892,012
                                                                -----------    -----------
TOTAL LIABILITIES                                                 2,672,216      2,976,551
                                                                -----------    -----------
MINORITY INTERESTS                                                   69,398         35,869
                                                                -----------    -----------
SHAREHOLDERS' DEFICIT:
Serial cumulative convertible preferred stock, par value
$1.00 per share,
    authorized, 4,000,000 shares; shares outstanding: 33,049
    in 2003 2002 and 2002, net of treasury shares of 29,820
    in 2003 and 2002                                                     33             33
Common stock, par value $.50 per share; authorized,
80,000,000 shares;
    outstanding: 49,824,251 in 2003 and 2002, net of treasury
    shares of 4,125,350 in 2003 and 2002                             24,912         24,912
Capital surplus                                                     188,156        188,156
Notes receivable from key employees for common stock issuance          (451)          (870)
Unearned restricted stock compensation                                   --            (54)
Deficit                                                            (340,661)      (384,173)
Accumulated other comprehensive loss                                    (23)          (317)
                                                                -----------    -----------
TOTAL SHAREHOLDERS' DEFICIT                                        (128,034)      (172,313)
                                                                -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $ 2,613,580    $ 2,840,107
                                                                ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

-----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                      2003                          2002                           2001
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except Share
and Per Share Amounts)                         SHARES      AMOUNTS          SHARES         AMOUNTS         SHARES       AMOUNTS
SERIAL CUMULATIVE CONVERTIBLE PREFERRED
  STOCK,
PAR VALUE $1.00 PER SHARE,
AUTHORIZED 4,000,000 SHARES:
Balance at beginning of year                    62,869  $         63          63,300    $         64        65,402    $         66
Shares converted into common stock                  --            --            (431)             (1)       (2,102)             (2)
                                            ----------  ------------    ------------    ------------    ----------    ------------
Total                                           62,869            63          62,869              63        63,300              64
Treasury shares                                (29,820)          (30)        (29,820)            (30)      (29,820)            (30)
                                            ----------  ------------    ------------    ------------    ----------    ------------
Balance at end of year (aggregate
involuntary liquidation value 2003, $666)       33,049            33          33,049              33        33,480              34
                                            ----------  ------------    ------------    ------------    ----------    ------------
COMMON STOCK, PAR VALUE $.50 PER SHARE,
    AUTHORIZED, 80,000,000 SHARES:
Balance at beginning of year                53,949,601        26,975      53,947,026          26,974    53,910,574          26,956
Exercise of stock options                           --            --              --              --        23,898              12
Conversion of preferred shares                      --            --           2,575               1        12,554               6
                                            ----------  ------------    ------------    ------------    ----------    ------------
Total                                       53,949,601        26,975      53,949,601          26,975    53,947,026          26,974
                                            ----------  ------------    ------------    ------------    ----------    ------------
Treasury shares at beginning of year         4,125,350         2,063       4,111,950           2,056     4,265,115           2,133
Exercise of stock options                           --            --              --              --       (38,966)            (20)
Issuance (cancellation) of restricted stock         --            --          13,400               7      (114,199)            (57)
                                            ----------  ------------    ------------    ------------    ----------    ------------
Treasury shares at end of year               4,125,350         2,063       4,125,350           2,063     4,111,950           2,056
                                            ----------  ------------    ------------    ------------    ----------    ------------
Balance at end of year                      49,824,251        24,912      49,824,251          24,912    49,835,076          24,918
                                            ----------  ------------    ------------    ------------    ----------    ------------

CAPITAL SURPLUS:
Balance at beginning of year                                 188,156                         188,371                       185,681
Exercise of stock options                                         --                              --                           776
Conversion of preferred shares                                    --                              --                            (4)
Issuance (cancellation) of restricted stock                                                     (215)                        1,918
                                                        ------------                    ------------                  ------------
Balance at end of year                                       188,156                         188,156                       188,371
                                                        ------------                    ------------                  ------------
NOTES RECEIVABLE FROM KEY EMPLOYEES FOR
    COMMON STOCK ISSUANCE:
Balance at beginning of year                                    (870)                           (870)                         (870)
Settlement                                                       419                              --                            --
                                                        ------------                    ------------                  ------------
Balance at end of year                                          (451)                           (870)                         (870)
                                                        ------------                    ------------                  ------------

UNEARNED RESTRICTED STOCK COMPENSATION:
Balance at beginning of year                                     (54)                           (664)                           --
Issuance (cancellation)  of restricted common stock               --                             222                        (1,567)
Amortization of unearned restricted stock compensation            54                             388                           903
                                                        ------------                    ------------                  ------------
Balance at end of year                                            --                             (54)                         (664)
                                                           ---------                       ---------                     ---------
EQUITY (DEFICIT):
Balance at beginning of year                                (384,173)                       (205,262)                       25,829
Net income (loss)                                             43,512                        (178,895)                     (231,027)
                                                        ------------                    ------------                  ------------
Total                                                       (340,661)                       (384,157)                     (205,198)
                                                        ------------                    ------------                  ------------
Preferred dividends-per share of zero, $.46875,
   and $1.875, respectively                                                                       16                            64
                                                        ------------                    ------------                  ------------
Balance at end of year                                      (340,661)                       (384,173)                     (205,262)
                                                        ------------                    ------------                  ------------
CUMULATIVE TRANSLATION ADJUSTMENT:
Balance at beginning of year                                    (238)                           (283)                       (3,355)
Foreign currency translation adjustments                       2,743                          (1,485)                       (3,976)
Less reclassification adjustments for translation
    adjustments included in:
    gain (loss) from continuing operations                    (2,753)                          1,233                         7,048
    gain from discontinued operations                             --                             297                            --
                                                        ------------                    ------------                  ------------
Balance at end of year                                          (248)                           (238)                         (283)
                                                        ------------                    ------------                  ------------
MINIMUM PENSION LIABILITY ADJUSTMENT:
Balance at beginning of year                                      88                              --                          (409)
Minimum pension liability adjustment                             (88)                             88                           409
                                                        ------------                    ------------                  ------------
Balance at end of year                                            --                              88                            --
                                                        ------------                    ------------                  ------------
NET UNREALIZED GAIN (LOSS) ON SECURITIES
AVAILABLE FOR SALE:
Balance at beginning of year                                    (167)                             --                            --
Gain (loss) for year                                             392                            (167)                           --
                                                        ------------                    ------------                  ------------
Balance at end of year                                           225                            (167)                           --
                                                        ------------                    ------------                  ------------
ACCUMULATED OTHER COMPREHENSIVE LOSS                             (23)                           (317)                         (283)
                                                        ------------                    ------------                  ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                       $(128,034)                      $(172,313)                    $   6,244
                                                        ============                    ============                  ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

--------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                                   2003         2002         2001
--------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $  43,512    $(178,895)   $(231,027)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities of Continuing Operations:
    Loss (gain) from discontinued operations                                      (78,814)      43,355       25,341
    Reorganization items                                                           83,346       49,106           --
    Payment of reorganization items                                               (57,034)     (26,928)          --
    Depreciation and amortization                                                  71,932       77,368       78,487
    Deferred income taxes                                                         (17,909)       3,376      (20,749)
    Provision for doubtful accounts                                                10,241       20,013       14,212
    Bank fees                                                                          --       23,685       14,684
    Write-down of and obligations related to assets held for sale                      --           --      186,513
    Write-downs and obligations related to assets held for use                     16,704       84,863           --
    Equity in income from unconsolidated investments                              (29,941)     (25,076)     (17,665)
    Cumulative effect of change in accounting principles, net of income taxes       8,538        7,842           --
    Other                                                                          15,279      (13,003)      37,208
Management of Operating Assets and Liabilities:
  Decrease (Increase) in Assets:
    Receivables                                                                       866       24,215      (56,207)
    Other assets                                                                   10,803         (504)     (20,087)
  Increase (Decrease) in Liabilities:
    Accounts payable                                                               23,150       33,571      (15,749)
    Accrued expenses                                                              (73,240)         853       32,235
    Deferred income                                                                  (693)      (2,815)     (15,349)
    Other liabilities                                                               7,662      (53,543)      17,495
                                                                                ---------    ---------    ---------
Net cash provided by operating activities
     of continuing operations                                                      34,402       67,483       29,342
                                                                                ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of businesses                                               33,171       18,871       34.904
    Proceeds from sale of property, plant, and equipment                              406          988          915
    Proceeds from sale of marketable securities available for sale                    564          646          584
    Proceeds from sale of investment                                                  493           --           --
    Investments in facilities                                                     (21,174)     (18,164)     (51,951)
    Other capital expenditures                                                       (980)      (3,103)      (9,442)
    Increase in other receivables                                                      --           --        2,011
    Distributions from investees and joint ventures                                11,511       27,863       31,182
    Increase in investments in and advances to investees and joint ventures            --         (296)     (18,576)
                                                                                ---------    ---------    ---------
Net cash provided by (used in) investing activities of continuing operations       23,991       26,805      (10,373)
                                                                                ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings for facilities                                                       3,768           --           --
    New borrowings                                                                  6,794        6,102       18,174
    Decrease (increase) in restricted funds held in trust                          42,092       (9,549)      (6,925)
    Decrease in restricted cash                                                        --           --      194,118
    Proceeds from exercise of stock options                                            --           --          808
    Payment of debt                                                              (149,956)    (120,924)    (271,867)
    Dividends paid                                                                     --          (16)         (64)
    Other                                                                          (5,265)      (4,087)      (4,075)
                                                                                ---------    ---------    ---------
Net cash used in financing activities of continuing operations                   (102,567)    (128,474)     (69,831)
                                                                                ---------    ---------    ---------
Net cash provided by discontinued operations                                      217,783       63,228       56,992
                                                                                ---------    ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         173,609       29,042        6,130
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    115,815       86,773       80,643
                                                                                ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $ 289,424    $ 115,815    $  86,773
                                                                                =========    =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of Covanta Energy Corporation (Debtor in Possession) ("Covanta") and its subsidiaries (collectively, "the Company"). In March 2001, Covanta changed its name from Ogden Corporation to Covanta Energy Corporation. The Company develops, constructs, owns and operates for others key infrastructure for the conversion of waste to energy, independent power production and the treatment of water and waste water in the United States and abroad. Companies in which the Company has equity investments of 20% to 50% are accounted for using the equity method since the Company has the ability to exercise significant influence over their operating and financial policies. Those companies in which the Company owns less than 20% are accounted for using the cost method. All intercompany transactions and balances have been eliminated.

BASIS OF ACCOUNTING: On March 10, 2004, the Company consummated a plan of reorganization and except for six subsidiaries, emerged from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). As a result of the consummation of the plan (further described below), Covanta is a wholly owned subsidiary of Danielson Holding Corporation, a Delaware corporation ("Danielson"). The Chapter 11 proceedings commenced on April 1, 2002 (the "First Petition Date"), when Covanta and 123 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). After the First Petition Date, thirty-two additional subsidiaries filed their Chapter 11 petitions for relief under the Bankruptcy Code. Eight subsidiaries that had filed petitions on the First Petition Date were sold as part of the Company's disposition of assets during the bankruptcy cases and are no longer owned by the Company. All of the bankruptcy cases (the "Chapter 11 Cases") were jointly administered under the caption "In re Ogden New York Services, Inc., et al., Case Nos. 02-40826 (CB), et al." During the Chapter 11 Cases, the debtors in the proceeding (collectively, the "Debtors") operated their business as debtors-in-possession pursuant to the Bankruptcy Code. International operations and certain other subsidiaries and joint venture partnerships were not included in the bankruptcy filings.

The Financial Statements have been prepared on a "going concern" basis in accordance with accounting principles generally accepted in the United States of America. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, (i) the Company's ability to utilize the net operating loss carry forwards ("NOLs") of Danielson, and (ii) the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances that this can be accomplished and if it were not, the Company's ability to realize the carrying value of its assets and discharge its liabilities would be subject to uncertainty. Therefore, if the "going concern" basis were not used for the Consolidated Financial Statements, significant adjustments could be necessary to the carrying values of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used. See Note 2, for additional information about the Company's Reorganization Plan.

The Company's Consolidated Financial Statements also have been prepared in accordance with The American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the Consolidated Balance Sheets and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Revenues, expenses, including professional fees, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization Items. Also, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Cash used for reorganization items is disclosed separately in the Statements of Consolidated Cash Flows. The consolidated financial statements do not reflect fresh start adjustments which will be adopted on the emergence date.

USE OF ESTIMATES: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives of long-lived assets, liabilities for restructuring, litigation and other claims against the Company and the fair value of the Company's assets and liabilities, including guarantees.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less.

MARKETABLE SECURITIES: Marketable securities are classified as available for sale and recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to Other Comprehensive Income (Loss) (see Note 6).

SERVICE REVENUES: The Company's revenues are generally earned under contractual arrangements. Service revenues include:

     1) Fees earned under contract to operate and maintain waste to energy, independent power and water facilities;
     2) Fees earned to service Project debt (principal and interest) where such fees are expressly included as a component on the service fee paid by the Client Community pursuant to applicable waste to energy Service Agreements. Regardless of the timing of amounts paid by Client Communities relating to Project debt principal, the Company records service revenue with respect to this principal component on a levelized basis over the term of the Service Agreement. Long-term unbilled service receivables related to waste to energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the Project debt. Such unbilled receivables amounted to $115.3 million and $134.9 million at December 31, 2003 and 2002, respectively;
     3) Fees earned for processing waste in excess of Service Agreement requirements;
     4)   Tipping fees earned under waste disposal agreements;
     5) Other miscellaneous fees such as revenue for scrap metal recovered and sold.

ELECTRICITY AND STEAM SALES: Revenue from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net amounts due to Client Communities under applicable Service Agreements.

CONSTRUCTION REVENUES: Revenues under fixed-price contracts, including construction, are recognized on the basis of the estimated percentage of completion of services rendered. Anticipated losses are recognized as soon as they become known.

OTHER SALES-NET: Other sales-net in 2001 included the sale of product by subsidiaries, mainly a contract computer equipment manufacturer, in the Other segment. Sales were recognized when goods were shipped to customers and title and risk of loss for such goods passed to those customers. No goods were shipped on consignment.

OTHER REVENUES-NET: Other revenues-net for 2001 primarily included amounts related to insurance proceeds resulting from the settlement of certain legal matters related to a policy which insured that an energy facility purchased by the Company would produce minimum quantities of steam.

PROPERTY, PLANT AND EQUIPMENT: Property, plant, and equipment is stated at cost. For financial reporting purposes, depreciation is calculated by the straight-line method over the estimated useful lives of the assets, which range generally from three years for computer equipment to 50 years for waste-to-energy facilities. Accelerated depreciation is generally used for Federal income tax purposes. Leasehold improvements are amortized by the straight-line method over the terms of the leases or the estimated useful lives of the improvements as appropriate. Landfill costs are amortized based on the quantities deposited into each landfill compared to the total estimated capacity of such landfill.

CONTRACT ACQUISITION COSTS: Contract acquisition costs are capitalized for external costs incurred to acquire the rights to design, construct and operate waste-to-energy and water treatment facilities and are amortized over the life of the contracts. Contract acquisition costs are presented net of accumulated amortization of $46.6 million and $55.1 million at December 31, 2003 and 2002, respectively.

BOND ISSUANCE COSTS: Costs incurred in connection with the issuance of bonds are amortized using the effective interest rate method over the terms of the respective debt issues. Unamortized bond issuance costs are included in Other assets on the Consolidated Balance Sheets.

RESTRICTED FUNDS: Restricted funds held in trust are primarily amounts received by third party trustees relating to projects owned by the Company, and which may be used only for specified purposes. The Company generally does not control these accounts. They include debt service reserves for payment of principal and interest on project debt, deposits of revenues received with respect to projects prior to their disbursement as provided in the relevant indenture or other agreements, lease reserves for lease payments under operating leases, and proceeds received from financing the construction of energy facilities. Such funds are invested principally in United States Treasury bills and notes and United States government agencies securities.

DEFERRED FINANCING COSTS: Costs incurred in connection with obtaining financing are capitalized and amortized straight line over the terms of the related financings. Unamortized deferred financing costs are included in Other assets on the Consolidated Balance Sheets.

PROJECT DEVELOPMENT COSTS: The Company capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a plant. These costs include outside professional services, permitting expense and other third party costs directly related to the development of a specific new project. Upon the start-up of plant operations or the completion of an acquisition, these costs are generally transferred to property, plant and equipment and are amortized over the estimated useful life of the related project or charged to construction costs in the case of a construction contract for a facility owned by a municipality. Capitalized project development costs are charged to expense when it is determined that the related project is impaired.

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

OTHER INTANGIBLE ASSETS: These assets are amortized by the straight-line method over periods ranging from 15 to 25 years. Intangibles of $7.1 million and $7.6 million at December 31, 2003 and 2002, respectively, are net of accumulated amortization of $1.9 million and $1.4 million, respectively (see Note 11). Also see Changes in Accounting Principles and New Accounting Pronouncements below regarding the change in accounting for goodwill and other intangible assets.

INTEREST RATE SWAP AGREEMENTS: The fair value of interest rate swap agreements are recorded as assets and liabilities, with changes in fair value during the year credited or charged to debt service revenue or debt service charges, as appropriate.

INCOME TAXES: During the periods covered by the Consolidated Financial Statements, the Company filed a consolidated Federal income tax return, which included all eligible United States subsidiary companies. Foreign subsidiaries were taxed according to regulations existing in the countries in which they do business. Provision has not been made for United States income taxes on income earned by foreign subsidiaries as the income is considered to be permanently invested overseas.

LONG-LIVED ASSETS: The Company accounts for the impairment of long-lived assets to be held and used by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses when indications of impairment are present. If the carrying value of such assets is greater than the anticipated future undiscounted cash flows of those assets, the Company would measure and record the impairment amount, if any, as the difference between the carrying value of the assets and the fair value of those assets.

FOREIGN CURRENCY TRANSLATION: For foreign operations, assets and liabilities are translated at year-end exchange rates and revenues and expenses are translated at the average exchange rates during the year. Gains and losses resulting from foreign currency translation are included in the Statements of Consolidated Operations and Comprehensive Income (Loss) as a component of other comprehensive income (loss). For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, translation adjustments are included as a separate component of other comprehensive income (loss) and shareholders' equity (deficit). Currency transaction gains and losses are recorded in Other-net in the Statements of Consolidated Operations and Comprehensive Income (Loss).

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

CHANGES IN ACCOUNTING PRINCIPLES AND NEW ACCOUNTING PRONOUNCEMENTS:

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). The amendments in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. In addition, SFAS No. 149 amends the definition of an "underlying" to conform it to language used in FIN No. 45 (see below) and amends certain other existing pronouncements. The provisions of SFAS No. 149 that relate to SFAS No. 133 "Implementation Issues" that have been effective for periods that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted the provisions of SFAS No. 149 on July 1, 2003 without impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN No. 46 was revised in December 2003 and is applicable for the Company on January 1, 2004 for interests acquired in variable interest entities prior to February 1, 2003. The Company does not expect the adoption of FIN No. 46 to have an impact on its financial position or results of operations.

The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), effective January 1, 2003. Under SFAS No. 143, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. The Company's legal liabilities include capping and post-closure costs of landfill cells and site restoration at certain waste-to-energy and power producing sites. When a new liability for asset retirement obligations is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity settles the obligation for its recorded amount or incurs a gain or loss. The Company adopted SFAS No. 143 on January 1, 2003 and recorded a cumulative effect of change in accounting principle of $ 8.5 million, net of a related tax benefit of $ 5.5 million.

The following table summarizes the impact on the Company's Balance Sheet following the adoption of SFAS No. 143 (in thousands):

                                                                               Change
                                                               Balance at   resulting from   Balance at
                                                              December 31,  application of   January 1,
                                                                 2002        SFAS NO. 143       2003
                                                              -----------    ------------   -----------
Property, plant and equipment                                 $ 2,378,672    $     6,509    $ 2,385,181
Less: Accumulated depreciation                                   (716,809)        (2,935)      (719,744)
                                                              -----------    -----------    -----------
Net property, plant and equipment                             $ 1,661,863    $     3,574    $ 1,665,437
Investments in and advances to investees and joint ventures
                                                              $   166,465    $    (1,223)   $   165,242
Deferred income tax liability                                 $   249,600    $    (5,532)   $   244,068
Non-current asset retirement obligation                       $        --    $    19,136    $    19,136
Non-current other liabilities                                 $    80,369    $    (2,536)   $    77,833
Minority interest                                             $    35,869    $      (179)   $    35,690

The change to the non-current asset retirement obligation for 2003 is as follows (in thousands):

                                                     Non-current
                                                  asset retirement
                                                     obligation
Balance at December 31, 2002                          $     --
Asset retirement obligation
  as of January 1, 2003                                 19,136
Accretion expense                                        1,345
Less obligation related to assets sold (See Note 3)     (2,094)
                                                      --------
Balance at December 31, 2003                          $ 18,387
                                                      ========

The asset retirement obligation is included in other liabilities on the consolidated balance sheet. The following table summarizes the pro forma impact to net income (loss) and income (loss) per common share for the years ended December 31, 2003, 2002, and 2001 as if the Company adopted SFAS No. 143 as of January 1 (in thousands of dollars, except per share amounts):

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  2003         2002         2001
-------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before discontinued operations
 and the change in accounting principles,  as reported                       $   (26,764)  $  (127,698)  $  (205,686)
Gain (loss) from discontinued operations                                          78,814       (43,355)      (25,341)
Cumulative effect of change in accounting principles                                  --        (7,842)           --
Deduct:
SFAS No. 143 depreciation and accretion expense                                       --        (1,356)       (1,356)
                                                                             -----------   -----------   -----------
Pro forma income (loss)                                                      $    52,050   $  (180,251)  $  (232,383)
                                                                             ===========   ===========   ===========
Basis income (loss) per share:
Loss from continuing operations before discontinued
    operations and the change in accounting principles, per share            $     (0.54)  $     (2.56)  $     (4.14)
                                                                             ===========   ===========   ===========
Income (loss) from discontinued operations                                   $      1.58   $     (0.87)  $     (0.51)
                                                                             ===========   ===========   ===========
Cumulative effect of change in accounting principles                         $        --   $     (0.16)  $        --
                                                                             ===========   ===========   ===========
Net income (loss) pro forma                                                  $      1.04   $     (3.62)  $     (4.68)
                                                                             ===========   ===========   ===========

Diluted income (loss) per share:
Loss from continuing operations before discontinued
    operations and the change in accounting principles, per share            $     (0.54)  $     (2.56)  $     (4.14)
                                                                             ===========   ===========   ===========
Income (loss) from discontinued operations                                   $      1.58   $     (0.87)  $     (0.51)
                                                                             ===========   ===========   ===========
Cumulative effect of change in accounting principles                         $        --   $     (0.16)  $        --
                                                                             ===========   ===========   ===========
Net income (loss) pro forma                                                  $      1.04   $     (3.62)  $     (4.68)
                                                                             ===========   ===========   ===========

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No 123 ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123), to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002. At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 20. The Company accounts for those plans under the recognition and measurement provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in 2003, 2002 and 2001 net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were granted in 2003 or 2002. Awards under the Company's plans vest over periods ranging from three to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income (loss) for 2003, 2002 and 2001 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table summarizes the pro forma impact on net income (loss) and income (loss) per common share for the years ended December 31, 2003, 2002, and 2001 including the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

                                                                   YEAR ENDED DECEMBER 31,
                                                               2003          2002          2001
                                                           -----------   -----------   -----------
Net income (loss), as reported                             $    43,512   $  (178,895)  $  (231,027)
Deduct:
SFAS No. 123 total stock based employee
    compensation expense determined under the fair value
    method for all awards, net of related tax effects           (2,975)       (4,933)       (3,772)
                                                           -----------   -----------   -----------
Pro forma net income (loss)                                $    40,537   $  (183,828)  $  (234,799)
                                                           ===========   ===========   ===========
Basic income (loss), per share:
Basic - as reported                                        $      0.87   $     (3.60)  $     (4.65)
                                                           ===========   ===========   ===========
Basic - pro forma                                          $      0.81   $     (3.69)  $     (4.73)
                                                           ===========   ===========   ===========
Diluted income (loss), per share:
Diluted - as reported                                      $      0.87   $     (3.60)  $     (4.65)
                                                           ===========   ===========   ===========
Diluted - pro forma                                        $      0.81   $     (3.69)  $     (4.73)
                                                           ===========   ===========   ===========

As noted above, no options were granted in 2003 or 2002. Compensation expense, under the fair value method shown in the table above has been determined consistent with the provisions of SFAS No. 123 using the binomial option-pricing model with the following assumptions: dividend yield of 0% in 2001; volatility of 42.47% in 2001, risk-free interest rate of 5.8% in 2001; and weighted average expected life of 6.5 years in 2001.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee covered by FIN No. 45, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. FIN No. 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is superseded. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the requirements of FIN No. 45 which did not have an effect on the Company's financial position or results of operations.

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

On June 30, 2002, the Company completed the required impairment evaluation of goodwill in conjunction with its adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result of the risks and other conditions in its energy business and based upon the expected present value of future cash flows, the Company determined that $7.8 million of goodwill related to its energy business was impaired and was therefore written-off. As required by SFAS No. 142, this adjustment has been accounted for as a cumulative effect of a change in accounting principle as of January 1, 2002, and had no tax impact. (See Note 11).

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Company adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and establishes accounting and reporting standards for long-lived assets, including assets held for sale. SFAS No. 144 requires that assets held for sale be measured at the lower of carrying amount or fair value less associated selling expenses. It also broadens this reporting to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 did not have a material effect at the date of adoption.

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. All derivatives are required to be recorded in the Consolidated Balance Sheet as either an asset or liability measured at fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged items in the Statements of Consolidated Operations and Comprehensive Income (Loss), and requires that a company must formally document, designate, and assess the effectiveness of derivatives that receive hedge accounting.

The Company's policy is to enter into derivatives only to protect the Company against fluctuations in interest rates and foreign currency exchange rates as they relate to specific assets and liabilities. The Company's policy is to not enter into derivative instruments for speculative purposes.

The Company identified all derivatives within the scope of SFAS No. 133. The adoption of SFAS No. 133 did not have a material impact on the results of operations of the Company and increased both assets and liabilities recorded on the balance sheet by approximately $12.3 million on January 1, 2001. The $12.3 million relates to the Company's interest rate swap agreement that economically fixes the interest rate on $80.2 million of adjustable rate revenue bonds reported in the Project Debt category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." The asset and liability recorded on January 1, 2001 were increased by $6.8 million during the years ended December 31, 2002 and 2001 to adjust for an increase in the swap's fair value to $19.1 million at December 31, 2002. The carrying value of this asset and liability decreased to $16.7 million at December 31, 2003. (See Notes 10 and 18.)

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. The adoption of SFAS No. 141 had no impact on the Company's financial position or results of operations.

RECLASSIFICATION: Certain prior year amounts have been reclassified in the Consolidated Financial Statements to conform with the current year presentation.

2. REORGANIZATION

REORGANIZATION:

Prior to the Effective Date of the Company's Reorganization Plan,, the Debtors acted as debtors-in-possession and were authorized to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Debtors obtained numerous orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. Among other things, these orders authorized: (i) the retention of professionals to represent and assist the Debtors in the Chapter 11 Cases, (ii) the use and operation of the Debtors' consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (iii) the payment of prepetition employee salaries, wages, health and welfare benefits, retirement benefits and other employee obligations, (iv) the payment of prepetition obligations to certain critical vendors to aid the Debtors in maintaining the operation of their businesses, (v) the use of cash collateral and the grant of adequate protection to creditors in connection with such use, (vi) the adoption of certain employee benefit plans, and (vii) the obtaining of post-petition financing.

With respect to post-petition financing, the Debtors entered into the DIP Financing Facility with the DIP Lenders as of April 1, 2002. On April 5, 2002, the Bankruptcy Court issued an interim order approving the DIP Financing Facility and on May 15, 2002, a final order approving the DIP Financing Facility. On August 2, 2002, the Court issued an order that overruled objections by holders of minority interests in two Debtor limited partnerships who disputed the inclusion of the limited partnerships in the DIP Financing Facility. Although the holders of such interests at one of the limited partnerships appealed the order, they reached an agreement with the Company that in effect deferred the appeal. The DIP Financing Facility is described in Note 17 to the Consolidated Financial Statements.

Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally could not be enforced against the Debtors, and any actions to collect pre-petition indebtedness were automatically stayed, unless the stay was lifted by the Bankruptcy Court. The obligations of, and the ultimate payments by, the Debtors under pre-petition commitments were substantially altered in the course of the Chapter 11 cases. This resulted in claims being liquidated in Chapter 11 Cases at less than their face value or being paid other than in cash. However, as authorized by the Bankruptcy Court, debt service continued to be paid on the Company's Project debt throughout the Chapter 11 Case.

After the First Petition Date, the Debtors disposed of their non-core businesses. With approval of the Bankruptcy Court, the Debtors sold the remaining aviation fueling assets, their interests in Casino Iguazu and La Rural Fairgrounds and Exhibition Center in Argentina (together, the "Argentine Assets"). The Debtors have also closed a transaction pursuant to which they have been released from their management obligations, and the Debtors have realized and compromised their financial obligations, in connection with the Arrowhead Pond Arena in Anaheim, California ("Arrowhead Pond," and with the Corel Centre, the "Arenas"). See the discussion in Note 3 for a description of material non-core business dispositions that occurred.

In addition, in order to enhance the value of the Company's core business, on September 23, 2002, management announced a reduction in non-plant personnel, closure of satellite development offices and reduction in all other costs not directly related to maintaining operations at their current high levels. As part of the reduction in force, waste-to-energy and domestic independent power headquarters management were combined and numerous other structural changes were instituted in order to improve management efficiency (see Note 25).

DEVELOPMENTS IN PROJECT RESTRUCTURINGS

The Debtors and contract parties have reached agreement with respect to material restructuring of their mutual obligations in connection with the waste-to-energy projects and the water project described below. The Debtors were also involved in material disputes and/or litigation with respect to the waste-to-energy projects in Warren County, New Jersey and Lake County, Florida. Please see the discussions below for possible ramifications if agreement is not reached in these restructurings.

     1.   WARREN COUNTY, NEW JERSEY

The Covanta subsidiary ("Covanta Warren") which operates the Company's waste-to-energy facility in Warren County, New Jersey (the "Warren Facility") and the Pollution Control Financing Authority of Warren County ("Warren Authority") have been engaged in negotiations for an extended time concerning a potential restructuring of the parties' rights and obligations under various agreements related to Covanta Warren's operation of the Warren Facility. Those negotiations were in part precipitated by a 1997 federal court of appeals decision invalidating certain of the State of New Jersey's waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, the State of New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to an agreement with the Warren Authority which modifies the existing Service Agreement for the Warren Facility. During the fourth quarter of 2003 Covanta Warren filed an election with the Internal Revenue Service to be treated for tax purposes as a C Corporation. By doing this taxable income was recognized and a stepped up tax basis in the underlying assets was achieved.

Although discussions continue, to date Covanta Warren and the Warren Authority have been unable to reach an agreement to restructure the contractual arrangements governing Covanta Warren's operation of the Warren Facility. The Warren Authority has indicated that a consensual restructuring of the parties' contractual arrangements may be possible in 2004. In addition, the Warren Authority has agreed to release approximately $1.2 million being held in escrow to Covanta Warren so that Covanta Warren may perform an environmental retrofit during 2004. Based upon the foregoing and internal projections which indicate that Covanta Warren may not operate at a loss next year, the Debtors have determined not to propose a plan of reorganization or plan of liquidation for Covanta Warren at this time, and instead have determined that Covanta Warren should remain a debtor-in-possession after the Second Plans are confirmed.

In order to emerge from bankruptcy without uncertainty concerning potential claims against Covanta related to the Warren Facility, Covanta will reject its guarantees of Covanta Warren's obligations relating to the operation and maintenance of the Warren Facility. The Debtors anticipate that if a restructuring is consummated, reorganized Covanta may at that time issue a new parent guarantee in connection with that restructuring and emergence from bankruptcy.

In the event the parties are unable to timely reach agreement upon and consummate a restructuring of the contractual arrangements governing Covanta Warren's operation of the Warren Facility, the Debtors may, among other things, elect to litigate with counterparties to certain agreements with Covanta Warren, assume or reject one or more executory contracts related to the Warren Facility, attempt to file a plan of reorganization on a non-consensual basis, or liquidate Covanta Warren. In such an event, creditors of Covanta Warren may not receive any recovery on account of their claims.

The Company expects that the outcome of this restructuring will not negatively affect its ability to implement its business plan.

     2.   ONONDAGA COUNTY, NEW YORK

Shortly before the First Petition Date, the Onondaga County Resource Recovery Agency ("OCRRA") purported to terminate the Service Agreement between OCRRA and Covanta Onondaga, LP ("Covanta Onondaga") relating to the waste-to-energy facility in Onondaga County, New York (the "Onondaga Facility"). The alleged termination was based upon Covanta's failure to provide a letter of credit following its downgrade by rating agencies. Covanta Onondaga challenged that purported termination by OCRRA. The dispute between Covanta Onondaga and OCRRA concerning that termination, as well as disputes concerning which court would decide that dispute, was litigated in state court and several bankruptcy, district and appellate federal courts.

The Company, OCRRA and certain bondholders and limited partners have reached an agreement to resolve their disputes. The Bankruptcy Court entered an order approving that compromise and restructuring on October 9, 2003. That agreement provides for the continued operation of the Onondaga Facility by Covanta Onondaga, as well as numerous modifications to agreements relating to the Onondaga Facility, including: (i) the restructuring of the bonds issued to finance development and construction of the Onondaga Facility; (ii) reduction in the amount of the service fee payable to Covanta Onondaga; (iii) elimination of the requirement that Covanta provide credit support, and a reduction in the maximum amount of the parent company guarantee; and (iv) material amendments to the agreements between Covanta Onondaga's third party limited partners and the Company. The Onondaga restructuring was completed in October 2003, resulting in the refinancing of $134.0 million of Project debt and a net gain of $3.9 million was classified as a Reorganization item.

     3.   CITY OF TULSA, OKLAHOMA

Prior to October 2003, Covanta Tulsa, Inc. ("Covanta Tulsa") operated the waste-to-energy facility located in Tulsa, Oklahoma (the "Tulsa Facility") pursuant to a Service Agreement with the Tulsa Authority for Recovery of Energy which expires in 2007. Covanta leased the facility from CIT Group/Capital Finance, Inc. ("CIT") under a long-term lease expiring in 2012 (the "CIT Lease"). Covanta Tulsa sought to restructure its contractual arrangements with CIT related to Covanta Tulsa's operation of the Tulsa Facility, which was projected to become unprofitable for Covanta Tulsa absent such a restructuring, but those negotiations failed. As a result, the Debtors terminated business operations at the Tulsa Facility, turned over the Tulsa Facility to CIT and rejected the CIT Lease and certain other agreements relating to the Tulsa Facility.

CIT has asserted a material claim against Covanta, as guarantor of Covanta Tulsa's obligations and it may attempt to assert material administrative claims against Covanta Tulsa. Other than the administrative claim of CIT, the Debtors are not anticipating that any other claims will be filed with respect to Covanta Tulsa. Covanta Tulsa is a liquidating Debtor under the Reorganization Plan. Covanta Tulsa has been reported as discontinued operations and includes a net loss of $38.6 million on the termination of the Service Agreement, which is primarily due to CIT's unsecured claim of $57.9 million for the rejection of the lease.

     4.   HENNEPIN COUNTY, MINNESOTA

On June 11, 2003, the Company received Bankruptcy Court approval to restructure certain agreements relating to the Company's waste-to-energy project at Hennepin, Minnesota. The elements of the restructuring are: (i) the purchase by Hennepin County of the ownership interests of General Electric Capital Corporation and certain of its affiliates ("GECC") in the operating facility,
(ii) the termination of certain leases, the existing Service Agreement and certain financing and other agreements; (iii) entry into a new Service Agreement and related agreements, which reduces Hennepin County's payment obligations under the Service Agreement to the Company's subsidiary operating the facility and requires that subsidiary to provide a letter of credit in an initial amount of $25 million and then declining after the Company emerges from the bankruptcy process; (iv) the refinancing of bonds issued in connection with the development and construction of the project; and (v) assumption and assignment to Hennepin County of certain interests in the project's electricity sale agreement. The Hennepin restructuring was completed in July 2003, resulting in a restructuring charge of $15.4 million.

     5.   UNION COUNTY, NEW JERSEY

On June 19, 2003, Debtor Covanta Union, Inc. ("Covanta Union") received Bankruptcy Court approval to restructure certain agreements relating to the Debtors' waste-to-energy facility at Rahway, Union County, New Jersey (the "Union Facility"), and to settle certain disputes with the Union County Utilities Authority (the "Union Authority") related to Covanta Union's operation of the Union Facility. The restructuring facilitates the Union Authority's implementation of a solid waste flow control program and accounts for the impact of recent court decisions upon the agreements between Covanta Union and the Union Authority. Key elements of the restructuring include: (i) modifying the existing project agreements between Covanta Union and the Union Authority and (ii) executing a settlement agreement and a release and waiver with the Union Authority resolving disputes that had arisen between Covanta Union and the Union Authority regarding unpaid fees. The Union restructuring was completed in July 2003.

     6.   TOWN OF BABYLON, NEW YORK

The Town of Babylon, New York ("Babylon") filed a proof of claim against Covanta Babylon, Inc. ("Covanta Babylon") for approximately $13.4 million in pre-petition damages and $5.5 million in post-petition damages, alleging that Covanta Babylon has accepted less waste than required under the Service Agreement between Babylon and Covanta Babylon, and that Covanta's Chapter 11 proceeding imposed on Babylon additional costs for which Covanta Babylon should be responsible. The Company filed an objection to Babylon's claim, asserting that it is in full compliance with the express requirements of the Service Agreement and was entitled to adjust the amount of waste it is required to accept to reflect the energy content of the waste delivered. Covanta Babylon also asserted that the costs arising from its Chapter 11 proceeding are not recoverable by Babylon. After lengthy discussions, Babylon and Covanta Babylon reached a settlement in principle pursuant to which, in part, (i) the parties shall amend the Service Agreement to adjust Covanta Babylon's operational procedures for accepting waste, reduce Covanta Babylon's waste processing obligations, increase Babylon's additional waste service fee to Covanta Babylon, and reduce Babylon's annual operating and maintenance fee to Covanta Babylon;
(ii) Covanta Babylon will pay a specified amount to Babylon in consideration for a release of any and all claims (other than its rights under the settlement documents) that Babylon may hold against the Company and in satisfaction of Babylon's administrative expense claims against Covanta Babylon; and (iii) allocates additional costs relating to the swap financing as a result of Covanta Babylon's Chapter 11 proceedings until such costs are eliminated. The restructuring became effective on March 12, 2004. A settlement charge of $2.7 million was recorded in reorganization items for 2003.

     7.   LAKE COUNTY, FLORIDA

In late 2000, Lake County, Florida ("Lake County") commenced a lawsuit in Florida state court against Covanta Lake, Inc. ("Covanta Lake") relating to the waste-to-energy facility operated by Covanta in Lake County, Florida (the "Lake Facility"). In the lawsuit, Lake County sought to have its Service Agreement with Covanta Lake declared void and in violation of the Florida Constitution. That lawsuit was stayed by the commencement of the Chapter 11 Cases. Lake County subsequently filed a proof of claim seeking in excess of $80 million from Covanta Lake and Covanta.

After months of negotiations that failed to produce a settlement between Covanta Lake and Lake County, on June 20, 2003, Covanta Lake filed a motion with the Bankruptcy Court seeking entry of an order (i) authorizing Covanta Lake to assume, effective upon confirmation of a plan of reorganization for Covanta Lake, its Service Agreement with Lake County, (ii) finding no cure amounts due under the Service Agreement, and (iii) seeking a declaration that the Service Agreement is valid, enforceable and constitutional, and remains in full force and effect. Contemporaneously with the filing of the assumption motion, Covanta Lake filed an adversary complaint asserting that Lake County is in arrears to Covanta Lake in the amount of more than $8.5 million. Shortly before trial commenced in these matters, the Debtors and Lake County reached a tentative settlement calling for a new agreement specifying the parties' obligations and restructuring of the project. That tentative settlement and the proposed restructuring will involve, among other things, termination of the existing Service Agreement and the execution of a new waste disposal agreement which shall provide for a put-or-pay obligation on Lake County's part to deliver 163,000 tons per year of acceptable waste to the Lake Facility and a different fee structure; a replacement guarantee from Covanta in a reduced amount; the payment by Lake County of all amounts due as "pass through" costs with respect to Covanta Lake's payment of property taxes; the payment by Lake County of a specified amount in each of 2004, 2005 and 2006 in reimbursement of certain capital costs; the settlement of all pending litigation; and a refinancing of the existing bonds.

The Lake settlement is contingent upon, among other things, receipt of all necessary approvals, as well as a favorable outcome to the Debtors' pending objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing Service Agreement that would be terminated under the proposed settlement. On November 3-5, 2003, the Bankruptcy Court conducted a trial on Mr. Gregg's proofs of claim. At issue in the trial was whether Mr. Gregg is entitled to damages as a result of Covanta Lake's proposed termination of the existing Service Agreement and entry into a waste disposal agreement with Lake County. As of March 22, 2004, the Bankruptcy Court has not ruled on the Debtors' claims objections. Based on the foregoing and internal projections which indicate that Covanta Lake likely will not operate at a loss next year, the Debtors have determined not to propose a plan of reorganization or plan of liquidation for Covanta Lake at this time, and instead that Covanta Lake should remain a debtor-in-possession after the effective date of the Reorganization Plan.

To emerge from bankruptcy without uncertainty concerning potential claims against Covanta related to the Lake Facility, Covanta has rejected its guarantees of Covanta's obligations relating to the operation and maintenance of the Lake Facility. The Debtors anticipate that if a restructuring is consummated, reorganized Covanta may at that time issue new parent guarantees in connection with that restructuring and emergence from bankruptcy.

Depending upon the ultimate resolution of these matters with Mr. Gregg and the County, Covanta Lake may determine to assume or reject one or more executory contracts related to the Lake Facility, terminate the Service Agreement with Lake County for its breaches and default and pursue litigation against Lake County and/or Mr. Gregg. Depending on how Covanta Lake determines to proceed, creditors of Covanta Lake may not receive any recovery on account of their claims.

     8.   TAMPA WATER FACILITY

During 2003 Covanta Tampa Construction, Inc. ("CTC"), completed construction of a 25 million gallon per day desalination-to-drinking water facility (the "Tampa Water Facility") under a contract with TBW near Tampa, Florida. Covanta Energy Group, Inc., guaranteed CTC's performance under its construction contract with TBW. A separate subsidiary, Covanta Tampa Bay, Inc. ("CTB"), entered into a contract with TBW to operate the Tampa Water Facility after construction and testing is completed by CTC.

As construction of the Tampa Water Facility neared completion, the parties had material disputes between them, primarily relating to (i) whether CTC has satisfied acceptance criteria for the Tampa Water Facility; (ii) whether TBW has obtained certain permits necessary for CTC to complete start-up and testing, and for CTB to subsequently operate the Tampa Water Facility; (iii) whether influent water provided by TBW for the Tampa Water Facility is of sufficient quality to permit CTC to complete start-up and testing, or to permit CTB to operate the Tampa Water Facility as contemplated and (iv) if and to the extent that the Tampa Water Facility cannot be optimally operated, whether such shortcomings constitute defaults under CTC's agreements with TBW.

In October 2003, TBW issued a default notice to CTC, indicated that it intended to commence arbitration proceedings against CTC, and further indicated that it intended to terminate CTC's construction agreement. As a result, on October 29, 2003, CTC filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in order to, among other things, prevent attempts by TBW to terminate the construction agreement between CTC and TBW. On November 14, 2003, TBW commenced an adversary proceeding against CTC and filed a motion seeking a temporary restraining order and preliminary injunction directing that possession of the Tampa Water Facility be turned over to TBW. On November 25, 2003, the Bankruptcy Court denied the motion for a temporary restraining order and preliminary injunction and ordered, among other things, that the parties attempt to resolve their disputes in a non-binding mediation.

In February 2004 the Company and TBW agreed to a compromise of their disputes which has been approved by the Bankruptcy Court, subject to confirmation of an acceptable plan of reorganization for CTC and CTB, which were not included in the Reorganization Plan. Under this compromise, all contractual relationships between the Company and TBW will be terminated, CTC will operate and maintain the facility for a limited transition period, for which CTC will be compensated, and the responsibility for optimization and operation of the Tampa Water Facility will be transitioned to TBW or a new, non-affiliated operator. In addition, TBW will pay $4.95 million to or for the benefit of CTC, of which up to $550,000 is earmarked for the payment of claims under the subcontracts previously assigned by the Company to TBW. The settlement funds ultimately would be distributed to creditors and equity holders of CTC and CTB pursuant to a plan of reorganization or liquidation for CTC and CTB.

Depending upon, among other things, whether the parties are able to successfully effect the settlement described above, the Company may, among other things, commence additional litigation against TBW, assume or reject one or more executory contracts related to the Tampa Water Facility, or propose liquidating plans and/or file separate plans of reorganization for CTB and/or CTC. In such an event, creditors of CTC and CTB may not receive any recovery on account of their claims.

A charge of $9.1 million was recorded in construction costs which consists of $5.0 million for reserve against retainage receivables and $4.1 million in additional costs associated with the termination.

The Company expects that the outcome of these disputes will not negatively affect its ability to implement its plan of reorganization.

DEVELOPMENTS IN PLAN OF REORGANIZATION

Over the course of the Chapter 11 Cases, the Company held discussions with the Official Committee of Unsecured Creditors (the "Creditors Committee"), representatives of certain of the Company's prepetition bank lenders and other lenders (the "DIP Lenders" and together with the Company's pre-petition bank lenders, the "Secured Bank Lenders") under the DIP Financing Facility, as discussed below, and the holders of the 9.25% Debentures with respect to possible capital and debt structures for the Debtors and the formulation of a plan of reorganization

On December 2, 2003, Covanta and Danielson entered into an Investment and Purchase Agreement (as amended, the "DHC Agreement"). The DHC Agreement provided for:

o Danielson to purchase 100% of the equity in Covanta for $30 million as part of a plan of reorganization (the "DHC Transaction");
o agreement as to new revolving credit and letter of credit facilities for the Company's domestic and international operations, provided by certain of the Secured Bank Lenders and a group of additional lenders organized by Danielson; and
o execution and consummation of the Tax Sharing Agreement between Danielson and Covanta (the "Tax Sharing Agreement"), pursuant to which Covanta's share of Danielson's consolidated group tax liability for taxable years ending after consummation of the DHC Transaction will be computed taking into account net operating losses of Danielson, and Danielson will have an obligation to indemnify and hold harmless Covanta for certain excess tax liability.

The Company determined that the DHC Transaction was in the best interests of their estates and their creditors, and was preferable to other alternatives under consideration because it provided:

o a more favorable capital structure for the Company upon emergence from Chapter 11;
o    the injection of $30 million in equity from Danielson;
o    enhanced access to capital markets through Danielson;
o diminished syndication risk in connection with the Company's financing under the exit financing agreements; and
o reduced exposure of the Secured Bank Lenders as a result of financing arranged by new lenders.

On March 5, 2004, the Bankruptcy Court entered an order confirming the Company's plan of reorganization premised on the DHC Transaction (the "Reorganization Plan") and liquidation for certain of those Debtors involved in non-core businesses (the "Liquidation Plan"). On March 10, 2004 both plans were effected upon the consummation of the DHC Transaction (the plans of reorganization and liquidation collectively, the "Reorganization Plan") . The following is a summary of material provisions of the Reorganization Plan. The Debtors owning or operating the Company's Warren County, New Jersey, Lake County, Florida, and Tampa Bay, Florida projects remain debtors-in-possession (the "Remaining Debtors"), and are not the subject of either Plan.

The Reorganization Plan provides for, among other things, the following distributions:

     (i)  Secured Lender and 9.25% Debenture Holder Claims

On account of their allowed secured claims, the Secured Lenders and the 9.25% Debenture holders received, in the aggregate, a distribution consisting of:

o the cash available for distribution after payment by the Company of exit costs necessary to confirm the Amended Plans and establishment of required reserves pursuant to the Reorganization Plan,

o new high-yield secured notes issued by Covanta and guaranteed by its subsidiaries (other than Covanta Power International Holdings, Inc. ("CPIH") and its subsidiaries) which are not contractually prohibited from incurring or guaranteeing additional debt (Covanta and such subsidiaries, the "Domestic Borrowers") with a stated maturity of seven years (the "High Yield Notes"), and

o    a term loan of CPIH with a stated maturity of 3 years.

Additionally, the Reorganization Plan incorporates the terms of a pending settlement of litigation that had been commenced during the Chapter 11 Cases by the Creditors Committee challenging the validity of the lien asserted on behalf of the holders of the 9.25% Debentures (the "9.25% Debenture Adversary Proceeding"). Pursuant to the settlement, holders of general unsecured claims against the Company are entitled to receive 12.5% of the value that would otherwise be distributable to the holders of 9.25% Debenture claims that participate in the settlement.

     (ii) Unsecured Claims against Operating Company Subsidiaries

The holders of allowed unsecured claims against any of the Company's operating subsidiaries will receive new unsecured notes in a principal amount equal to the amount of their allowed unsecured claims with a stated maturity of 8 years (the "Unsecured Notes").

     (iii) Unsecured Claims against Covanta and Holding Company Subsidiaries

The holders of allowed unsecured claims against Covanta or certain of its holding company subsidiaries will receive, in the aggregate, a distribution consisting of (i) $4 million in principal amount of Unsecured Notes, (ii) a participation interest equal to 5% of the first $80 million in net proceeds received in connection with the sale or other disposition of CPIH and its subsidiaries, and (iii) the recoveries, if any, from avoidance actions not waived under the Reorganization Plan that might be brought on behalf of the Company. As described above, each holder of an allowed unsecured claim against Covanta or certain of its holding company subsidiaries is entitled to receive its pro-rata share of 12.5% of the value that would otherwise be distributable to the holders of 9.25% Debenture claims that participate in the settlement of the 9.25% Debenture Adversary Proceeding pursuant to the Reorganization Plan.

     (iv) Subordinated Claims of Holders of Convertible Subordinated Debentures

The holders of Covanta's Convertible Subordinated Debentures did not receive any distribution or retain any property pursuant to the proposed Reorganization Plan. The Convertible Subordinated Debentures were cancelled as of March 10, 2004, the Effective Date of the Reorganization Plan.

     (v)  Equity interests of common and preferred stockholders

The holders of Covanta's preferred and common stock outstanding immediately before consummation of the DHC Transaction did not receive any distribution or retain any property pursuant to the Reorganization Plan. The preferred stock and common stock was cancelled as of March 10, 2004, the effective date of the Reorganization Plan.

The Reorganization Plan provides for the complete liquidation of those of the Company's subsidiaries that have been designated as liquidating entities. Substantially all of the assets of these liquidating entities have already been sold. Under the Reorganization Plan the creditors of the liquidating entities will not receive any distribution other than those administrative creditors with respect to claims against the liquidating entities that have been incurred in the implementation of the Reorganization Plan and priority claims required to be paid under the Bankruptcy Code.

As a result of the consummation of the DHC Transaction, the Company emerged from bankruptcy with a new debt structure. Domestic Borrowers have two credit facilities:

o a letter of credit facility (the "First Lien Facility"), for the issuance of a letter of credit in the amount up to $139 million required in connection with a waste-to-energy facility, and
o a letter of credit and liquidity facility (the "Second Lien Facility"), in the aggregate amount of $118 million, up to $10 million of which shall also be available for cash borrowings on a revolving basis and the balance for letters of credit.

Both facilities have a term of five years, and are secured by the assets of the Domestic Borrowers not otherwise pledged. The lien of the Second Lien Facility is junior to that of the First Lien Facility.

The Domestic Borrowers also issued the High Yield Notes and issued or will issue the Unsecured Notes. The High Yield Notes are secured by a third priority lien in the same collateral securing the First Lien Facility and the Second Lien Facility. The High Yield Notes were issued in the initial principal amount of $205 million, which will accrete to $230 million at maturity in seven years. Unsecured Notes in a principal amount of $4 million were issued on the effective date of the Reorganization Plan, and the Company expects to issue additional Unsecured Notes in a principal amount of between $30 and $35 million including additional Unsecured Notes that may be issued to holders of allowed claims against the Remaining Debtors if and when they emerge from bankruptcy. The final principal amount of all Unsecured Notes will be equal to the amount of allowed unsecured claims against the Company's operating subsidiaries which were reorganizing Debtors, and such amount will be determined when such claims are resolved through settlement or further proceedings in the Bankruptcy Court. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004. Covanta may issue Tax Notes in an aggregate principal amount equal to the aggregate amount of allowed priority tax claims with a maturity six years after the date of assessment. Interest will be payable semi-annually at the rate of four percent. Under the Reorganization Plan, the Company may pay the amount of such claims in cash.

Also, CPIH and each of its subsidiaries, which hold all of the assets and operations of the Company's international businesses (the "CPIH Borrowers") entered into two secured credit facilities:

o a revolving credit facility, secured by a first priority lien on the CPIH stock and substantially all of the CPIH Borrowers' assets not otherwise pledged, consisting of commitments for cash borrowings of up to $10 million for purposes of supporting the international businesses and
o a term loan facility of up to $95 million, secured by a second priority lien on the same collateral.

Both facilities will mature in three years. The debt of the CPIH Borrowers is non-recourse to Covanta and its other domestic subsidiaries.

Danielson expects, based on the Danielson Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC, to have NOLs estimated to be approximately $652 million for federal income tax purposes as of the end of 2003. The NOLs will expire in various amounts beginning on December 31, 2004 through December 31, 2023, if not used. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of Danielson's tax consolidated group. The existence and availability of Danielson's NOLs is dependent on factual and substantive tax issues, including issues in connection with a 1990 restructuring by Danielson. The Internal Revenue Service ("IRS") has not audited any of Danielson's tax returns for the years in which the losses giving rise to the NOLs were reported, and it could challenge any past and future use of the NOLs. There can be no assurance that Danielson would prevail if the IRS were to challenge the use of the NOLs and therefore, there is uncertainty regarding the availability of the NOLs. If the IRS were successful in challenging Danielson's NOLs, the NOLs would not be available to offset future income of the Company. The Company has neither requested nor received a ruling from the IRS or an opinion of tax counsel with respect to the use and availability of the NOLs.

If Danielson were to undergo, an "ownership change" as such term is used in
Section 382 of the Internal Revenue Code, the use of its NOLs would be limited. Danielson will be treated as having had an "ownership change" if there is a more than 50% increase in stock ownership during a 3-year "testing period" by "5% stockholders". For this purpose, stock ownership is measured by value, and does not include so-called "straight preferred" stock. Danielson's Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve Danielson's NOLs by avoiding an ownership change. The transfer restrictions were implemented in 1990, and Danielson expects that they will remain in-force as long as Danielson has NOLs. Danielson cannot be certain, however, that these restrictions will prevent an ownership change.

If Danielson's NOLs cannot be used to offset the consolidated group's taxable income and Danielson does not have the ability to pay the consolidated group's tax liability, the Company does not expect to have sufficient cash flows available to pay debt service on the Domestic Borrowers obligations.

Also in connection with the Chapter 11 Cases, in September 2003, Covanta and certain of its debtor and non-debtor subsidiaries (collectively, the "Sellers") executed an ownership interest purchase agreement (as amended, the "Original Agreement") with certain affiliates of ArcLight Energy Partners Fund I, L.P. and Caithness Energy, L.L.C. (collectively, the "Original Geothermal Buyers") providing for the sale of the Sellers' interests in the Geothermal Business, subject to higher or better offers. The Original Agreement entitled the Original Geothermal Buyers to a break-up fee of $5,375,000 (the "Break-Up Fee") in the event that a higher or better offer was chosen in an auction held in the Bankruptcy Court. The purchase price under the Original Agreement was $170,000,000, subject to adjustment.

On September 8, 2003, certain of the Debtors (the "Heber Debtors") filed a reorganization plan and relating disclosure statement in connection with the proposed sale (as amended, the "Heber Plan"). On September 29, 2003, the Court entered an order approving the competitive bidding and auction procedures, including the Break-Up Fee (the "Break-Up Fee"), for the purpose of obtaining the highest or best offer for the Geothermal Business (the "Bidding Procedures Order"). On November 19, 2003, the Bankruptcy Court held an auction to consider bids for the Geothermal Business pursuant to the Bidding Procedures Order. Following the auction, Covanta, with the consent of its creditor representatives, determined that the bid submitted by certain affiliates of Ormat Nevada, Inc. ("Ormat"), which offered a purchase price of $214,000,000, subject to adjustment, represented the highest or best offer for the Geothermal Business. On November 21, 2003, the Court entered an order confirming the Heber Plan and approving the sale of the Geothermal Business to Ormat pursuant to a purchase agreement that was executed on November 21, 2003. On December 18, 2003 Covanta sold the Geothermal Business to Ormat for cash consideration of $214,000,000, subject to a working capital adjustment. The Company paid the Original Geothermal Buyers the Break-Up Fee.

In addition, as debtors-in-possession, Covanta had the right during the Chapter 11 Cases, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The Company completed a review of their executory contracts and unexpired leases and have determined, with limited exceptions, which executory contracts and unexpired leases they will assume or reject. As a condition to assuming a contract, the Company must cure all existing defaults (including payment defaults). The Company has paid or expects to pay approximately $9 million in cure amounts associated with assumed executory contracts and unexpired leases. Several counterparties have indicated that they believe that actual cure amounts are greater than the amounts specified in the Company's notices, and there can be no assurance that the cure amounts ultimately associated with assumed executory contracts and unexpired leases will not be materially higher than the amounts estimated by the Company.

On June 14, 2002, the Debtors filed with the Bankruptcy Court their schedules and statements of financial affairs setting forth, among other things, their assets and liabilities, including a schedule of claims against the Debtors (the "Schedules"). Since that time, the Debtors have filed an amendment to the schedules and may file additional amendments in the future. The Bankruptcy Court established in a series of orders the following deadlines for filing claims against the Debtors:

     o August 9, 2002 as the last day to file proofs of claim against the Debtors, subject to exceptions stated in the order and the other dates listed below.
     o September 30, 2002 as the last date to file proofs of claims by governmental units.
     o November 15, 2002 as the last date to file certain proofs of claims by current or former company employees.
     o June 27, 2003 as the last date for filing proofs of claims against Covanta Concerts Holdings, Inc. and for holders of Covanta's Convertible Subordinated Debentures to file proofs of claim against Covanta.
     o August 18, 2003 as the last date for filing proofs of claim against certain Debtors whose Petition Date was after the First Petition Date.
     o December 5, 2003 as the last date by which governmental units may file proofs of claim against the Debtors whose Petition Date was after the First Petition Date.
     o December 15, 2003 as the last date for filing proofs of claims other than governmental claims against Covanta Tampa Construction, Inc.
     o April 1, 2004 as the last date for filing proofs of claims by governmental agencies against Covanta Tampa Construction, Inc.

In addition, pursuant to the Bankruptcy Court's order, the last date to file proofs of claims in respect of amended schedules is 30 days after the Debtors served notice of such amended schedule to the affected creditor.

The Company is continuing the process of reconciling recorded pre-petition liabilities with proofs of claim filed by creditors with the Bankruptcy Court. Differences resulting from that reconciliation process are recorded as adjustments to pre-petition liabilities. The Company has not yet determined the reorganization adjustments. In total, approximately 4,550 proofs of claim in aggregate amount of approximately $13.3 billion have been filed to date. The Company believes that many of the proofs of claim are invalid, duplicative, untimely, inaccurate or otherwise objectionable. During the course of the bankruptcy proceedings, the Company has filed procedural objections to more than 3,000 claims, primarily seeking to reclassify as general unsecured claims certain claims that were filed as secured or priority claims. The Company is continuing the process of reviewing all claims, and are preparing to object to claims on substantive grounds. The Company intends to contest claims to the extent they materially exceed the amounts the Company believes may be due.

The Company believes that the Reorganization Plan will not be followed by a need for further financial reorganization and that non-accepting holders within each class under the Reorganization Plan will receive distributions at least as great as would be received following a liquidation pursuant to Chapter 7 of the Bankruptcy Code when taking into consideration all administrative claims and costs associated with any such Chapter 7 case.

REORGANIZATION DISCLOSURE

On October 30, 2003, the Bankruptcy Court authorized Covanta to enter into an agreement (the "Mackin Agreement") between the Company and Scott G. Mackin, the then President/Chief Executive Officer of Covanta . Pursuant to the Mackin Agreement, Mr. Mackin resigned as President/CEO of Covanta on November 5, 2003. In order to retain the critical knowledge and insight of the waste-to-energy business which Mr. Mackin possesses and to further strengthen Covanta, the Mackin Agreement provides that Covanta shall engage Mr. Mackin as a consultant to the Company immediately upon his resignation date for a term ending on the second anniversary of his resignation. Also, Mr. Mackin remained a member of the Board of Directors of Covanta until the effective date of the Reorganization Plan. Additionally, pursuant to the Mackin Agreement, Mr. Mackin has agreed to a three-year non-compete with the Company's waste-to-energy business and has agreed not to work directly or indirectly for a competitor or Client Communities of the Company's waste-to-energy business for three years following his resignation date. Pursuant to the terms of the Mackin Agreement, Mr. Mackin was paid in 2003 the amounts due in respect of the Bankruptcy Court-approved Retention and, Severance Plans and $1.0 million in consulting fees. In 2004 he was paid the balance due under the Retention Plan, approximately $2.1 million due under the Bankruptcy Court-approved Long Term Incentive Plan and his bonus for year 2003. Mr. Mackin was paid an additional $750,000 in consulting fees and vested retirement benefits in accordance with the Mackin Agreement following his resignation. An expense of $3.6 million was recorded in 2003 for Mr. Mackin's severance costs.

In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred during the periods ended December 31, 2003 and 2002, (in Thousands of Dollars):

                                                                   For the Period
                                           For the Year Ended   April 1, 2002 through
                                           DECEMBER 31, 2003     DECEMBER 31, 2002
                                           ------------------    -----------------
Legal and professional fees                     $48,246                $31,561
Severance, retention and office closure costs     2,536                  7,380
Bank fees related to DIP Credit Facility          1,833                  7,487
Hennepin restructuring                           15,436                     --
Worker's compensation insurance                   6,963                     --
Babylon Settlement                                2,700                     --
Other                                             5,632                  2,678
                                                -------                -------
Total                                           $83,346                $49,106
                                                =======                =======

Legal and professional fees consist primarily of fees paid to professionals for work associated with the bankruptcy of the Company.

Severance, retention and office closure costs include costs related to the restructurings discussed in Note 25 and other severance charges. It also includes a charge of $0.3 million for the announced closing of the Company's Fairfax office facility. See Note 25 for further discussion.

Hennepin restructuring charges of $15.4 million related primarily to the reduction in the fixed monthly service fee for the remainder of the operating agreement and the termination of the Company's lease obligations at the Hennepin waste-to-energy facility (see further discussion above).

Worker's compensation insurance charge of $7.0 million primarily relates to the unanticipated funding of a letter of credit related to casualty insurance obligations, which were previously carried as a liability at its net present value on the Company's financial statements.

The Babylon settlement charge of $2.7 million is discussed in Developments in Project Restructurings above.

Lease rejection expenses of $0.6 million in other in 2002, primarily relates to the lease of office space in New York City that was rejected pursuant to an order entered by the Bankruptcy Court on July 26, 2002. The lease rejection claim was treated as a general unsecured claim in the Company's bankruptcy proceedings.

The write-off of deferred financing costs of $2.1 million included in other in 2002, relate almost equally to unamortized costs incurred in connection with the issuance of the Company's (i) adjustable rate revenue bonds and (ii) subordinated convertible debentures. The adjustable rate revenue bonds were secured by letters of credit. Beginning in April 2002, as a result of the Company's failure to renew these letters of credit, the trustees for those bonds declared the principal and accrued interest on such bonds due and payable immediately. Accordingly, letters of credit supporting these bonds have been drawn in the amount of $125.1 million. The bonds were redeemed and the proceeds of the letters of credit were used to repay the bonds. Covanta's Convertible Subordinated Debentures were cancelled under the Reorganization Plan and their holders received no distribution.

Also in accordance with SOP 90-7, interest expense of $1.0 and $3.6 million for the year ended December 31, 2003 and 2002, respectively, has not been recognized on the Company's Convertible Subordinated Debentures that matured in 2002 and approximately $10.2 million of other unsecured debt due to the seller of certain independent power projects because the Company currently believes this interest will not ultimately be paid.

Pursuant to SOP 90-7, the Company has segregated and classified certain pre-petition obligations as Liabilities subject to compromise. Liabilities subject to compromise have been recorded at the likely allowed claim amount. The following table sets forth the estimated liabilities of the Company subject to compromise as of December 31, 2003 and 2002, (in Thousands):

                                                 DECEMBER 31, 2003   DECEMBER 31, 2002
                                                 -----------------   -----------------
Debt (See Note 15)                                   $110,485            $138,908
Debt under credit arrangement (See Notes 4 and 17)    125,091             125,091
Accounts payable                                       66,117              44,030
Other liabilities                                     232,691             184,135
Obligations related to the Centre and the Team        182,517             146,000
Obligations related to Arrowhead Pond (See Note 3)     90,544             105,198
Convertible Subordinated Debentures (See Note 12)     148,650             148,650
                                                     --------            --------
Total                                                $956,095            $892,012
                                                     ========            ========

As also required by SOP 90-7, below are the condensed combined financial statements of the Debtors since the date of the bankruptcy filing ("the Debtors' Statements") to the end of the 2003 fiscal year. The Debtors' Statements have been prepared on the same basis as the Company's Financial Statements.

              DEBTORS' CONDENSED COMBINED STATEMENTS OF OPERATIONS
                            (In Thousands of Dollars)

                                                                                                                For the period
                                                                                      For the year ended    April 1, 2002 through
                                                                                      DECEMBER 31, 2003        DECEMBER 31, 2002
                                                                                      -----------------        -----------------
Total revenues                                                                           $ 475,744                 $ 351,370
Operating costs and expenses                                                               406,137                   284,471
Cost allocation (to) from non-Debtor subsidiaries                                          (23,724)                    7,382
Write down of assets held for use                                                               --                       153
Obligations related to assets held for use                                                      --                    (6,000)
Equity in earnings of non-Debtor Subsidiaries (net of tax benefit of $17,821 and
$11,142, in 2003 and 2002, respectively                                                     (5,476)                  (63,416)
                                                                                         ---------                 ---------
Operating income (loss)                                                                     87,855                    (9,746)
Reorganization items                                                                       (83,346)                  (49,106)
Interest expense, net                                                                      (33,272)                  (23,495)
                                                                                         ---------                 ---------
Loss before income taxes (excluding taxes applicable to non-Debtor subsidiaries), minority interests, discontinued operations and cumulative effect of changes in
accounting principles                                                                      (28,763)                  (82,347)
Income tax expense                                                                          (1,098)                   (1,676)
Minority interests                                                                          (3,378)                   (2,768)
Loss before discontinued operations and cumulative effect of changes in accounting
principles                                                                                 (33,239)                  (86,791)
Discontinued operations (net of income tax (expense) benefit of ($16,147) and $3,966)       78,814                   (33,310)
Cumulative effect of change in accounting principles (net of tax benefit of $1,364 and
zero)                                                                                       (2,063)                       --
                                                                                         ---------                 ---------
Net income (loss)                                                                        $  43,512                 $(120,101)
                                                                                         =========                 =========

                   DEBTORS' CONDENSED COMBINED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                            DECEMBER 31, 2003         DECEMBER 31, 2002
                                                            -----------------         -----------------
Assets:
Current assets                                                $   533,638                 $   414,907
Property, plant and equipment-net                               1,014,476                   1,173,222
Investments in and advances to investees and joint ventures         6,533                       3,815
Other assets                                                      288,453                     358,753
Investments in and advances to non-debtor
 subsidiaries, net                                                201,924                      84,678
                                                              -----------                 -----------
Total Assets                                                  $ 2,045,024                 $ 2,035,375
                                                              ===========                 ===========
Liabilities:
Current liabilities                                           $   216,962                 $   201,725
Long-term debt                                                         --                      34,969
Project debt                                                      752,228                     931,568
Deferred income taxes                                             146,179                      96,681
Other liabilities                                                  70,793                      49,474
Liabilities subject to compromise                                 956,095                     892,012
                                                              -----------                 -----------
Total liabilities                                               2,142,257                   2,206,429
Minority interests                                                 30,801                       1,259
                                                              -----------                 -----------
Shareholders' Deficit                                            (128,034)                   (172,313)
                                                              -----------                 -----------
Total Liabilities and Shareholders' Deficit                   $ 2,045,024                 $ 2,035,375
                                                              ===========                 ===========

              DEBTORS' CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                    For the period April 1,
                                                 For the year ended     2002 through
                                                 DECEMBER 31, 2003    DECEMBER 31, 2002
                                                 -----------------    -----------------
Net cash provided by operating activities          $  38,086            $  59,649
Net cash used in investing activities                 (7,030)             (14,728)
Net cash used in financing activities                (80,840)             (54,576)
Net cash provided by discontinued operations         217,783               24,677
                                                   ---------            ---------
Net increase in Cash and Cash Equivalents            167,999               15,022
Cash and Cash Equivalents at Beginning of Period      80,813               65,791
                                                   ---------            ---------
Cash and Cash Equivalents at End of Period         $ 248,812            $  80,813
                                                   =========            =========

The Debtors' Statements present the non-Debtor subsidiaries on the equity method. Under this method, the net investments in and advances to non-Debtor subsidiaries are recorded at cost and adjusted for the Debtors' share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The Debtors' Statements include an allocation of $7.4 million of costs incurred by the non-Debtor subsidiaries that provide significant support to the Debtors for the period ended December 31, 2002. The Debtor's Statements also include an allocation of $23.7 million of costs incurred by the Debtors that provide significant support to the non-Debtor subsidiaries for the year ended December 31, 2003. All the assets and liabilities of the Debtors and non-Debtors are subject to revaluation upon emergence from bankruptcy.

3. DISCONTINUED OPERATIONS

Revenues and income (loss) from discontinued operations (expressed in thousands of dollars) for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                              2003         2002         2001
                                           ---------    ---------    ---------
Revenues                                   $  90,812    $ 105,462    $ 150,224
                                           ---------    ---------    ---------
Gain (loss) on sale of businesses            109,776      (17,110)          --
Operating income (loss)                      (10,813)     (34,489)     (29,923)
Interest expense - net                        (4,002)      (5,134)      (4,965)
                                           ---------    ---------    ---------
Income (loss) before income taxes
   and minority interests                     94,961      (56,733)     (34,888)
Income tax (expense) benefit                 (16,147)      13,165       11,071
Minority interests                                --          213       (1,524)
                                           ---------    ---------    ---------
Income (loss) from discontinued operations $  78,814    $ (43,355)   $ (25,341)
                                           =========    =========    =========

On December 18, 2003, following the approval of the Bankruptcy Court, the Company sold its Geothermal Business to Ormat. The total price for three of the Geothermal Businesses was $184.8 million, and the Company realized a net gain of $92.8 million on this sale after deducting costs relating to the sale. In addition, the subsidiary holding companies which owned the subsidiaries conducting the Geothermal Business and three related operations and maintenance companies no longer have operations as a result of the sale, and therefore are included in discontinued operations

Prior to October 2003, Covanta Tulsa operated the waste-to-energy Tulsa Facility. The facility was leased from CIT under a long-term lease. Covanta Tulsa was unable to restructure its arrangement with CIT on a more profitable basis. As a result, in October 2003 the Company terminated operations at the Tulsa Facility. Therefore, its results of operations have been reclassified as discontinued operations. A net loss of $38.6 million was recorded on the disposal of Covanta Tulsa.

In 2002, the Company reviewed the recoverability of its long-lived assets. As a result of the review based on future cash flows, an impairment was recorded for the Tulsa waste-to-energy project resulting from the Company's inability as determined at that time, to improve the operations of, or restructure, the project in order to meet substantial future lease payments. This impairment charge was $22.3 million and resulted in a tax benefit of $7.7 million.

On December 16, 2003 the Company and Ogden Facility Management Corporation of Anaheim ("OFM") closed a transaction with the City of Anaheim (the "City") pursuant to which they have been released from their management obligations and the Company and OFM have realized and compromised their financial obligations, in connection with the Arrowhead Pond Arena in Anaheim, California ("Arrowhead Pond"). As a result of the transaction, OFM no longer has continuing operations and therefore its results of operations have been reclassified as discontinued operations. A net gain of $17.0 million was recorded on the disposal of OFM as a result of impairment charges of $98.0 million previously recorded and payments made to settle the transaction of $46.9 million offset by draw-downs on a letter of credit of $115.8 million, a charge of $10.6 million related to an interest rate swap, and the net settlement of a lease-in/lease-out transaction of $1.6 million. See below for further discussion.

The income (loss) from discontinued operations includes impairment charges related to the Arrowhead Pond of $40.0 million in 2002 and $74.4 million in 2001. During 2003, the Company's limited ability to fund short-term working capital needs at the Arrowhead Pond under the DIP credit facility and the need to resolve its bankruptcy case created the need to dispose of the management contract for the Arrowhead Pond at a time when building revenues were not at levels consistent with past experience. Based upon all the then currently available information, including a valuation and certain assumptions as to the future use, the Company recorded an impairment charge as of December 31, 2001 of $74.4 million related to the Company's interest in the Arrowhead Pond.

The $74.4 million charge (before tax benefit of $20.9 million) represents the write-off of the $16.4 million previous carrying amount at that date and the Company's $58.0 million estimate of the net cost to sell its interests in the long-term management agreement discussed in the following paragraph.

OFM was the manager of the Arrowhead Pond under a long-term management agreement. Covanta and the City of Anaheim were parties to a reimbursement agreement to the financial institution, which issued a letter of credit in the amount of approximately $117.2 million which provided credit support for Certificates of Participation issued to finance the Arrowhead Pond project. As part of its management agreement, the manager was responsible for providing working capital to pay operating expenses and debt service (including interest rate swap exposure of $10.4 million at December 31, 2002 and reimbursement of the lender for draws under the letter of credit including draws related to an acceleration by the lender of all amounts payable under the reimbursement agreement) if the revenues of Arrowhead Pond were insufficient to cover these costs. Covanta had guaranteed the obligations of the manager. The City of Anaheim had given the manager notice of default under the management agreement. In such notice, the City indicated that it did not propose to exercise its remedies at such time and was stayed from doing so as a result of the Company's Chapter 11 filing.

Covanta was also the reimbursement party on a $26.0 million letter of credit and a $1.5 million letter of credit relating to a lease transaction for Arrowhead Pond. The $26.0 million letter of credit, which was security for the lease investor, could be drawn upon the occurrence of an event of default. The $1.5 million letter of credit was security for certain indemnification payments under the lease transaction documents, the amount of which could not be determined at that time. The lease transaction documents required Covanta to provide additional letter of credit coverage from time to time. The additional amount required for 2002 was estimated to be approximately $6.7 million. Notices of default were delivered in 2002 under the lease transaction documents. As a result of the default, Covanta's counterparties could have exercised remedies, including drawing on letters of credit related to lease transactions and recovering fees to which the manager was entitled for managing the Arrowhead Pond.

The Company recorded in 2002 a $40.0 million charge (before tax benefit of $14.0 million) which is included in Liabilities subject to compromise in the December 31, 2003 Consolidated Balance Sheet, in order to reflect its estimated total exposure with respect to the Arrowhead Pond, including exercise of remedies by the parties to the lease transaction as a result of the occurrence of an event of default.

In March 2003, the underlying swap agreement related to the Company's interest rate swap exposure was terminated resulting in a fixed obligation of $10.6 million.

On December 16, 2003 the Company made a payment of $45.4 million to Credit Suisse First Boston ("CSFB") which offset the CSFB claim of $115.8 million. At that time, as described above, the agreement to terminate the management agreement and the release of the Company and OFM from all obligations relating to the management of the Arrowhead Pond (except for the residual secured reimbursement claim of CSFB against the Company of $70.4 million) was completed. The termination of the lease-in/lease-out transaction (after a net payment of $1.6 million) and a municipal bond financing transaction was also completed.

The results of operations and cash flows of the Geothermal Business, OFM and Covanta Tulsa for 2002 and 2001 have been reclassified in the Statements of Consolidated Operations and Comprehensive Income (Loss) and Statements of Consolidated Cash Flows, respectively, to conform with the 2003 presentation.

On March 28, 2002, two of the Company's subsidiaries sold their interests in a power plant and an operating and maintenance contractor based in Thailand. The total sale price for both interests was approximately $27.8 million, and the Company realized a net loss of approximately $17.1 million on this sale after deducting costs relating to the sale.

4. GAIN (LOSS) ON SALE OF BUSINESSES AND WRITE-DOWNS AND OBLIGATIONS

The following is a list of assets sold or impaired during the years ended December 31, 2003, 2002, and 2001 the gross proceeds from those sales, the realized gain or (loss) on those sales and the write-down of or recognition of liabilities related to those assets (in thousands of dollars).

                                                                     WRITEDOWN OR
                                                                     RECOGNITION OF
DESCRIPTION OF BUSINESS                     PROCEEDS    GAIN (LOSS)  OBLIGATIONS
-----------------------                     ---------   -----------  -------------
2003

Equity investment in Mammoth Pacific Plant  $  30,404   $ (10,983)   $      --
Metropolitan                                      254         254           --
Aeropuertos Argentina 2000 S.A                  2,601       2,601           --
Transair                                          417         417           --
The Centre and The Team                            --          --      (16,704)
Asia Pacific Australia                            465         465           --
                                            ---------   ---------    ---------
Total                                       $  34,141   $  (7,246)   $ (16,704)
                                            =========   =========    =========

2002
Port Authority of New York and
   New Jersey Fueling                       $   5,700   $   3,510    $      --
Non Port Authority Fueling                      1,000       1,000           --
Metropolitan                                    2,308         248           --
Casino Iguazu                                   3,439          --           --
La Rural                                          500         500           --
Rojana Power Plant                              7,100      (6,500)          --
Empressa Valle Hermoso Project                    900         600           --
Magellan Cogeneration, Inc. (Note 9)               --          --      (41,651)
Edison Bataan Cogeneration Corp. (Note 9)          --          --      (37,212)
Compania General De Sondeos                        --      (1,708)          --
The Centre and The Team                            --          --       (6,000)
Other                                             407         407           --
                                            ---------   ---------    ---------
Total                                       $  21,354   $  (1,943)   $ (84,863)
                                            =========   =========    =========

2001
Non-Port Authority Fueling                  $  15,200   $  (4,026)   $      --
Colombia Airport Privatization                  9,660       1,404           --
Rome, Italy Aviation Ground Operations          9,947       1,855           --
Spain Aviation Ground Operations                1,753        (261)          --
Aviation Fixed Base Operations                  2,098         777           --
Metropolitan                                       --          --       (5,369)
Casino Iguazu                                      --          --       (4,491)
La Rural                                           --          --      (16,616)
Compania General De Sondeos                        --          --         (358)
IFC Australia                                      --          --       (1,978)
The Centre and The Team                            --          --     (140,000)
Datacom                                            --          --      (16,810)
Other                                             197      (2,517)        (891)
                                            ---------   ---------    ---------
Total                                       $  38,855   $  (2,768)   $(186,513)
                                            =========   =========    =========

The Company's interests in the Corel in Ottawa, Canada (the "Centre") and the Ottawa Senators Hockey Club Corporation (the "Team") were materially adversely affected by events occurring at the end of 2001 and beginning of 2002. On December 21, 2001 the Company announced that its inability to access the capital markets, the continuing delays in payment of remaining California energy receivables and delays in the sale of aviation and entertainment assets had adversely impacted Covanta's ability to meet cash flows covenants under its Revolving Credit and Participation Agreement (the "Master Credit Facility"). The Company also stated that the banks had provided a waiver for the covenants only through January of 2002, had not agreed to provide the additional short-term liquidity the Company had sought and that the Company was conducting a comprehensive review of its strategic alternatives.

On December 27, 2001 and January 11, 2002 the Company's credit ratings were reduced by Moody's and Standard &

Poor's, respectively. The downgrades triggered requirements to post in excess of $100 million in performance and other letters of credit for energy projects and for which the Company no longer had available in commitments under its Master Credit Facility.

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

On April 1, 2002, the Company filed for relief under Chapter 11 of the Bankruptcy Code. (See Note 2.)

The events leading up to the bankruptcy filing and the filing itself materially adversely affected the Company's ability to manage the timing and terms on which to dispose of its interests and related obligations with respect to the Centre and the Team as described below.

With respect to the Centre and the Team, these events led to the termination, in early 2002, of a pending sale of limited partnership interests and related recapitalization of the Team that, if completed as contemplated, would have been expected to stabilize the finances of the Centre and the Team for a considerable period. Given the Company's inability to fund short-term working capital needs of the Team, and given the events described above, the Company was not in a position to manage the timing and terms of disposition of the Centre and the Team in a manner most advantageous to the Company.

Based upon all available information, including an initial offer to purchase dated June 20, 2002 and certain assumptions as to the future use, and considering the factors listed above, the Company recorded a pre-tax impairment charge as of December 31, 2001 of $140.0 million related to the Centre and the Team. As a result of the Team filing for protection under the Canadian Company's Creditor Arrangement Act ("CCAA") on January 9, 2003 and the status of the Company's current negotiations to dispose of these interests, an additional $6.0 million pre-tax charge was recorded as of December 31, 2002 in the write-down of and obligations related to assets held for use.

The 2002 charges represented the Company's estimate of the additional net cost to sell its interests in the Centre and Team and to be discharged of all related obligations and guarantees that are included in Liabilities subject to compromise in the December 31, 2002 Consolidated Balance Sheet. The resulting tax benefit of $22.8 million has been included in the deferred income taxes liability at December 31, 2002.

The Company's guarantees at December 31, 2001 were comprised of a: (1) $19.0 million guarantee of the Team's subordinated loan payable; (2) $86.2 million guarantee of the senior term debt of the Centre; (3) $45.8 million guarantee of the senior subordinated debt of the Centre for which $6.3 million in cash collateral had been posted by the borrower; (4) $3.1 million guarantee of senior secured term debt of the team; (5) guarantee of the interest payments on $37.7 million of senior secured term debt of the Team; (6) guarantee to make working capital advances to the Centre from time to time in amounts necessary to cover any shortfall between certain operating cash flows, operating expenses and debt service of the Centre; and (7) $17.5 million cost for terminated foreign exchange currency swap agreements. The swap agreements had a notional amount of $130.6 million and were entered into by the Centre related to the $86.2 million senior term and $45.8 million senior subordinated debt. These swap agreements had extended originally through December 23, 2002 but were terminated by the counter-parties in May 2002.

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

In addition to the above charges, and following the termination of the pending sale of limited partnership interests, the Company also recorded a charge of $5.5 million at December 31, 2001 to fully reserve against receivables due from the Team. The $5.5 million charge was included in Other Operating Costs and Expenses in the 2001 Statement of Consolidated Operations and Comprehensive Income (Loss).

On January 9, 2003, the Team filed for protection with the Ontario Superior Court of Justice ("Canadian Court"), and was granted protection under Canada's CCAA. A monitor was appointed under the CCAA to supervise the selling of the Team's franchise. On April 25, 2003, the monitor entered into an asset purchase agreement for the purchase of the Team's franchise and certain related assets, which the Canadian Court approved on May 9, 2003. On May 27, 2003, the Canadian Court appointed an interim receiver of the owner of the Corel Centre. On June 4, 2003, the interim receiver entered into an asset purchase agreement for the purchase of the Corel Centre and certain related assets, which was approved on June 20, 2003. The transactions to purchase the team and the Corel Centre were consummated on August 26, 2003. Upon closing, Covanta received $19.7 million and obtained releases from certain guarantees provided to lenders of the Team. An additional charge of $16.8 million was recorded in 2003 in write-down and obligations related to assets held for use.

5. INVESTMENTS IN AND ADVANCES TO INVESTEES AND JOINT VENTURES

The Company is party to joint venture agreements through which the Company has equity investments in several operating projects. The joint venture agreements generally provide for the sharing of operational control as well as voting percentages. The Company records its share of earnings from its equity investees on a pre-tax basis and records the Company's share of the investee's income taxes in income tax expense (benefit).

In 2000, the Company acquired an ownership interest in a 106 MW low sulfur heavy fuel oil based diesel engine power plant located in India. Through a share purchase agreement the Company's ownership interest reached 74.8% in 2001. Also in 2000, the Company acquired a 49% interest in a heavy fuel oil based diesel engine power plant also located in India. Upon the plant's achieving commercial operation in February 2001, the Company obtained an additional 11% stake in the plant. As of December 31, 2000, the Company accounted for these investments on the equity method. Because the increased ownership interests gave the Company control, the Company began to consolidate these project companies in the first quarter of 2001.

The Company is a party to a joint venture formed to design, construct, own and operate a coal-fired electricity generation facility in the Quezon Province, The Philippines ("Quezon Joint Venture"). The Company owns 26.125% of, and has invested 27.5% of the total equity in, the Quezon Joint Venture. This project commenced commercial operations in 2000.

Manila Electric Company ("Meralco"), the power purchaser for the Company's Quezon Joint Venture is engaged in discussions and legal proceedings with the government of The Philippines relating to Meralco's financial condition. The Quezon Joint Venture is currently in negotiations with Meralco to amend the Power Purchase Agreement to address concerns about Meralco's ability to meet its off-take obligations under that Agreement. Lenders to the Quezon Joint Venture have expressed concern about the resolution of those matters, as well as compliance with the Quezon Joint Venture operational parameters and the Quezon Joint Venture's failure to obtain required insurance coverage, as these matters relate to requirements under the applicable debt documents and have limited distributions from the project pending resolution of these matters. Although the Company believes that the facility is operated in accordance with applicable requirements, it has implemented certain operational changes and is discussing amendments to the Quezon

Joint Venture documents with the Quezon Joint Venture participants to address those concerns. The Quezon Joint Venture is also seeking the extension of an existing waiver permitting it to continue to forego obtaining the insurance coverage in question on the grounds that this coverage is not commercially available. The Company and the Quezon Joint Venture lenders have reached a tentative agreement on amendments to the Quezon Joint Venture documents that address the issues relating to operational matters and insurance coverage. The agreement is subject to definitive documentation. Adverse developments in Meralco's financial condition and with respect to finalization of the tentative agreement with the project participants is not expected to adversely affect Covanta's liquidity, although it may have a material affect on CPIH's ability to repay its debt described above.

In March of 2002, the Company sold its equity interest in the Rojana Power Plant in Thailand contemporaneously with the sale of the Saha Cogeneration Plant. The gross proceeds from this sale were $7.1 million, which resulted in a loss of $6.5 million after selling expenses which were recorded in net loss on sale of businesses.

On December 18, 2003, following approval of the Heber Plan by the Bankruptcy Court, the Company sold its equity interests in the Geothermal Business as part of the Heber Plan for gross proceeds of $215.2 million of which $29.4 million is allocated to the equity investment and the Company realized a net loss of approximately $11.0 million on this sale after deducting costs relating to the sale of $1.0 million. The total equity investment included in the sale was $40.4 million.

In addition, the Company owns interests of up to 50% in 11 other affiliates which principally own and operate, or are developing, energy facilities.

The December 31, 2003 aggregate carrying value of the investments in and advances to investees and joint ventures of $137.4 million is less than the Company's equity in the underlying net assets of these investees by approximately $9.4 million. The carrying value of $166.5 million at December 31, 2002 was $1.7 million less than the Company's equity in the underlying net assets. These differences of cost over acquired net assets are mainly related to property, plant, and equipment and power purchase agreements of several investees.

At December 31, 2003 and 2002, investments in and advances to investees and joint ventures accounted for under the equity and cost method were comprised as follows (expressed in thousands of dollars):

                                      Ownership Interest at   December 31,
                                        December 31, 2003   2003       2002
----------------------------------------------------------------------------
Mammoth Pacific Plant (U.S.)                    50%(A)   $     --   $ 41,796
Ultrapower Chinese Station Plant (U.S.)         50%         8,137      8,756
South Fork Plant (U.S.)                         50%         1,027      1,041
Koma Kulshan Plant (U.S.)                       50%         4,524      4,161
Linasa Plant (Spain)                            50%         2,714      2,511
Haripur Barge Plant (Bangladesh)                45%        22,153     18,870
Quezon Power (Philippines)                      26%        92,492     82,935
Trezzo Power Plant (Italy)                      13%(B)      3,819      3,815
Other                                         various       2,508      2,580
                                                         --------   --------
Total Investments in Power Plants                        $137,374   $166,465
                                                         ========   ========

(A) Sold in December 2003
(B) Carried on the cost method

The combined results of operations and financial position of the Company's equity method affiliates excluding companies using the cost method are summarized below (expressed in thousands of dollars).

                                               2003         2002          2001
-------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31:
Revenues                                   $  299,214   $  305,835   $  333,277
Gross profit                                  149,589      169,954      158,487
Net income                                     93,211       82,892       56,172
Company's share of net income                  29,941       25,076       17,665
CONDENSED BALANCE SHEETS AT DECEMBER 31:
Current assets                             $  183,080   $  171,069
Non-current assets                            893,477    1,082,948
Total assets                                1,076,557    1,254,017
Current liabilities                            81,438       86,345
Non-current liabilities                       576,769      695,789
Total liabilities                             658,207      782,134

6. INVESTMENTS IN MARKETABLE SECURITIES AVAILABLE FOR SALE

At December 31, 2003 and 2002, marketable equity and debt securities held for noncurrent uses, such as nonqualified pension liabilities and a deferred compensation plan, are classified as long-term assets (see Note 10).

Marketable securities at December 31, 2003 and 2002 (expressed in thousands of dollars), include the following:

                                                2003                          2002
                                    Market Value   Carrying Value   Market Value  Carrying Value
------------------------------------------------------------------------------------------------
Classified as Noncurrent Assets:
Mutual and bond funds              $ 2,460           $ 2,460          $ 2,353       $ 2,353
                                   =======           =======          =======       =======
------------------------------------------------------------------------------------------------

Proceeds, realized gains and realized losses from the sales of securities classified as available for sale for the years ended December 31, 2003, 2002 and 2001, were $0.6 million, $0.1 million, and $0.2 million; $0.6 million, zero, and $0.3 million; and $0.6 million, zero, and $0.1 million, respectively. For the purpose of determining realized gains and losses, the cost of securities sold was based on specific identification.

7.    UNBILLED SERVICE AND OTHER RECEIVABLES

Unbilled service and other receivables (expressed in thousands of dollars) consisted of the following:

                                 2003       2002
--------------------------------------------------
Unbilled service receivables   $121,803   $139,378
Notes receivable                  1,097      4,335
Other                             2,463      3,927
                               --------   --------
Total                          $125,363   $147,640
                               ========   ========

Long-term unbilled service receivables are for services that have been performed for municipalities and payment is due by contract at a later date and are discounted in recognizing the present value of such services. Current unbilled service receivables, which are included in Receivables on the Consolidated Balance Sheet, amounted to $63.3 million and $65.9 million at December 31, 2003 and 2002, respectively.

8. RESTRICTED FUNDS HELD IN TRUST

Restricted funds held in trust are primarily amounts received and held by third party trustees relating to projects owned by the Company, and which may be used only for specified purposes. The Company generally does not control these accounts. They include debt service reserves for payment of principal and interest on project debt, deposits of revenues received with respect to projects prior to their disbursement as provided in the relevant indenture or other agreements, lease reserves for lease payments under operating leases, and proceeds received from financing the construction of energy facilities. Such funds are invested principally in United States Treasury bills and notes and United States government agencies securities.

Fund balances (expressed in thousands of dollars) were as follows:
                              2003                 2002
-----------------------------------------------------------------
                      CURRENT  NON-CURRENT  CURRENT   NON-CURRENT
                      -------------------------------------------
Debt service funds    $ 45,352   $113,441   $ 53,948   $133,300
Revenue funds           13,636         --     12,382         --
Lease reserve funds      3,771         --      3,548     15,731
Construction funds         159         --        187         --
Other funds             16,486      6,039     21,974     20,964
                      --------   --------   --------   --------
Total                 $ 79,404   $119,480   $ 92,039   $169,995
                      ========   ========   ========   ========

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (expressed in thousands of dollars) consisted of the following:

                                                     2003           2002
---------------------------------------------------------------------------
Land                                             $     5,270    $     5,323
Energy facilities                                  1,804,895      2,075,949
Buildings and improvements                           188,942        194,395
Machinery and equipment                               79,776         79,541
Landfills                                             16,543         13,842
Construction in progress                               6,689          9,622
                                                 -----------    -----------
Total                                              2,102,115      2,378,672
Less accumulated depreciation and amortization      (648,761)      (716,809)
                                                 -----------    -----------
Property, plant, and equipment - net             $ 1,453,354    $ 1,661,863
                                                 ===========    ===========

Depreciation and amortization for continuing operations related to property, plant and equipment amounted to $68.0 million, $72.7 million and $71.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In light of its Chapter 11 bankruptcy filing and proceedings, the Company reviewed the recoverability of its long-lived assets as of June 30, 2002. As a result of the review based upon the future cash flows, the Company recorded, in write-down of assets held for use in the 2002 Consolidated Statement of Operations and Comprehensive Loss, a pre-tax impairment charge totaling $78.9 million. The charge related to two international projects, the Magellan Cogeneration Energy project and the Bataan Cogeneration Energy project which are both located in The Philippines.

The impairment related to the Magellan Cogeneration Energy project was due to a substantial 2002 second quarter governmental imposed reduction of national electricity tariffs, the duration of which is impossible to estimate then and at this time. The Company recorded a pre-tax impairment charge of $41.7 million related to the net book value of the assets of this project at June 30, 2002. Although this project had $32.1 million of non-recourse debt at June 30 2002, in accordance with SFAS No.144, the Company based the impairment loss upon the measurement of the assets at their fair market value. Accordingly, in the future if there were a foreclosure on or sale of the project, a significant book gain could be recognized on the extinguishment of the remaining non-recourse debt of $28.4 and $30.3 million at December 31, 2003 and 2002, respectively.

The impairment related to the Bataan Cogeneration Energy project results from the fact that the plant sells a portion of its power at a discount to the regional grid tariff. Based on the current operating environment, including the tariff reduction described above, the Company no longer expects the contract for the Bataan project to be extended beyond its current term or to be able to recover the project's current carrying value. Therefore, a pre-tax impairment charge of $37.2 million related to the net book value of the assets of this project was recorded.

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

On December 18, 2003, following approval of the Heber Plan by the Bankruptcy Court, the Company sold the Geothermal Business for gross proceeds of $184.8 million excluding it's equity investments (see Note 5), subject to a working capital adjustment, and the Company realized a net gain of approximately $92.8 million on this sale (see Note 3). The total net fixed assets included in the sale was $69.7 million.

10. OTHER ASSETS

Other assets (expressed in thousands of dollars) consisted of the following:

                                                          2003      2002
--------------------------------------------------------------------------
Unamortized bond issuance costs                          $25,559   $31,389
Deferred financing costs                                   7,011     7,980
Non-current securities available for sale (see Note 6)     2,460     2,353
Interest rate swap                                        16,728    19,137
Other                                                      1,306     1,068
                                                         -------   -------
Total                                                    $53,064   $61,927
                                                         =======   =======

11. GOODWILL AND INTANGIBLES ASSETS

The following tables present the Company's intangible assets (excluding goodwill) as of December 31, 2003 and 2002 (in thousands of dollars):

                                                  Accumulated
December 31, 2003                     Gross       Amortization          Net
------------------------------------------------------------------------------
Land rights and other intangibles   $  3,062        $   (862)        $  2,200
Deferred development costs             5,921          (1,048)           4,873
                                    --------        --------         --------
Sub-total                              8,983          (1,910)           7,073
Contract acquisition costs            71,804         (44,731)          27,073
                                    --------        --------         --------
Total                               $ 80,787        $(46,641)        $ 34,146
                                    ========        ========         ========

                                                  Accumulated
December 31, 2002                     Gross       Amortization          Net
------------------------------------------------------------------------------
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
                                    ========        ========         ========

Amortization expense related to intangibles amounted to $5.9 million, $6.7 million and $7.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. In December, 2003, the Company wrote-off $27.4 million in contract acquisition costs associated with the sale of the Geothermal Business.

The estimated future amortization expense of intangible assets as of December 31, 2003 is as follows (in thousands of dollars)

                   FOR THE YEAR ENDED           AMOUNT
                          2004                   4,056
                          2005                   4,056
                          2006                   4,056
                          2007                   4,056
                          2008                   3,891
                          Thereafter            14,031
                                              --------
                          Total               $ 34,146
                                              ========

The following table presents the changes in goodwill allocated to the company's reportable segments during fiscal 2002 and 2003 (in thousands of dollars):

                           Balance at                         Impairment       Balance at         Balance at
                        December 31,2001       Sold           Adjustments   December 31,2002   December 31,2003
---------------------------------------------------------------------------------------------------------------
Domestic energy and water   $ 4,517          $    --           $(4,517)          $  --              $  --
International energy          5,361           (2,264)           (3,097)             --                 --
Other                           228               --              (228)             --                 --
                            -------          -------           -------           -----              -----
Total                       $10,106          $(2,264)          $(7,842)          $  --              $  --
                            =======          =======           =======           =====              =====

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

                                                           FOR THE YEAR ENDED DECEMBER 31,
(In thousands of dollars, except per share amounts)      2003          2002           2001
                                                      -----------  -----------    -----------
Net income (loss)                                     $    43,512  $  (178,895)   $  (231,027)
Add back: goodwill amortization, net of tax                    --           --            542
                                                      -----------  -----------    -----------
Adjusted net income (loss)                            $    43,512  $  (178,895)   $  (230,485)
                                                      -----------  -----------    -----------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Reported net income (loss)                            $      0.87  $     (3.60)   $     (4.65)
Goodwill amortization                                          --           --           0.01
                                                      -----------  -----------    -----------
Adjusted net income (loss)                            $      0.87  $     (3.60)   $     (4.64)
                                                      ===========  ===========    ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Reported net income (loss)                            $      0.87  $     (3.60)   $     (4.65)
Goodwill amortization                                          --           --           0.01
                                                      -----------  -----------    -----------
Adjusted net income (loss)                            $      0.87  $     (3.60)   $     (4.64)
                                                      ===========  ===========    ===========

12. CONVERTIBLE SUBORDINATED DEBENTURES

Convertible subordinated debentures (expressed in thousands of dollars) consisted of the following:

                                             2003         2002
----------------------------------------------------------------
6% debentures due June 1, 2002            $  85,000    $  85,000
5.75% debentures due October 20, 2002        63,650       63,650
                                          ---------    ---------
Total                                       148,650      148,650
Less: Liabilities subject to compromise    (148,650)    (148,650)
                                          ---------    ---------
Total                                     $      --    $      --
                                          =========    =========

The 6% convertible subordinated debentures were convertible into Covanta common stock at the rate of one share for each $39.077 principal amount of debentures. These debentures were redeemable at Covanta's option at 100% face value. The 5.75% convertible subordinated debentures were convertible into Covanta common stock at the rate of one share for each $41.772 principal amount of debentures. These debentures were redeemable at Covanta's option at 100% of face value. By their terms, both series of bonds were subordinated in right of payment to the prior payment in full of the indebtedness of Covanta. Indebtedness was defined to include all obligations, contingent or otherwise, which in accordance with generally accepted accounting principles should be classified as liabilities and in any event all obligations secured by liens on the issuer's property and guarantees and other contingent obligations of the issuer in respect of the indebtedness of others. In accordance with SOP 90-7, since April 1, 2002 interest expense has not been accrued on the subordinated debentures as it is not likely to be paid. As of December 31, 2003 and December 31, 2002 both of these debentures have been included in Liabilities subject to compromise. The holders of these debentures did not participate in the new capital structure or receive any value following under the Reorganization Plan.

13.    ACCRUED EXPENSES

Accrued expenses (expressed in thousands of dollars) consisted of the following:

                                               2003       2002
--------------------------------------------------------------
Operating expenses                         $ 40,418   $ 58,886
Severance                                     2,305     13,797
Insurance                                    14,954      9,205
Debt service charges and interest            15,257     31,047
Municipalities' share of energy revenues     29,737     35,166
Payroll                                      21,589     29,459
Payroll and other taxes                      51,867     59,544
Lease payments                                   67     13,898
Pension and profit sharing                   16,839     15,837
Other                                        15,309     27,942
                                           --------   --------
Total                                      $208,342   $294,781
                                           ========   ========

14.    DEFERRED INCOME

Deferred income (expressed in thousands of dollars) consisted of the following:

                                               2003                              2002
                                     CURRENT         NON-CURRENT        CURRENT         NON-CURRENT
                                     --------        -----------        --------        -----------
Power sales agreement prepayment     $  9,001          $129,304         $  9,001         $138,305
Sale and leaseback arrangements            --                --            1,524           12,695
Advance billings to municipalities     10,555                --           13,262               --
Other                                  17,875                --           17,615               --
                                     --------          --------         --------         --------
Total                                $ 37,431          $129,304         $ 41,402         $151,000
                                     ========          ========         ========         ========

In 1998, the Company received a payment for future energy deliveries required under a power sales agreement. This prepayment is being amortized straight-line over the life of the agreement, which expires in 2019. The gains from sale and leaseback transactions consummated in 1986 and 1987 were deferred and were being amortized as a reduction of rental expense over the respective lease terms. The leases which resulted in these gains were terminated in 2003. (See Note 2 for further discussion.) Advance billings to various customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided.

15. LONG-TERM DEBT

Long-term debt (expressed in thousands of dollars) consisted of the following:

                                            2003         2002
---------------------------------------------------------------
9.25% debentures due 2022                $ 100,000    $ 100,000
Other long-term debt                        22,127       79,137
                                         ---------    ---------
Total                                      122,127      179,137
Less amounts subject to compromise        (110,485)    (138,908)
Less current portion of long term debt      (9,492)     (16,450)
                                         ---------    ---------
Total                                    $   2,150    $  23,779
                                         =========    =========

The Company's 9.25% Debentures, were prior to the effective date of the Reorganization Plan, to the extent required by their terms, equally and ratably secured by the security interests granted under the Company's Revolving Credit and Participation Agreement (see Note 17). On March 1, 2002, the Company availed itself of the 30-day grace period provided under the terms of its 9.25% Debentures due March 2022, and did not make the interest payment due on March 1, 2002 at that time. Following the commencement of the Chapter 11 Cases in April 2002, the Company did not make interest payments on the 9.25% Debentures. As of December 31, 2003 and 2002 the 9.25% Debentures have been included in Liabilities subject to compromise. See note 2 for a description of the treatment of the 9.25% Debentures under the Reorganization Plan.

Other long-term debt included the following obligations at December 31, 2003 and 2002:

               $0.9 million at December 31, 2003, due to a financial institution, which relates to the construction of a second heavy fuel oil fired diesel engine power plant in India. The U.S. dollar denominated amount bears interest at an adjustable rate that is the three-month LIBOR rate plus 4.0% (5.64% at December 31, 2003). The debt extends through 2005.

               $1.2 and $1.8 million at December 31, 2003 and 2002, respectively due to a financial institution, which relates to the construction of a coal fired power plant in China. The U.S. dollar denominated amount bears interest at an adjustable rate 5.49% and 5.49% at December 31, 2003 and 2002, respectively. The debt extends through 2006.

               $22.5 million resulting from the sale of limited partnership interests in and related tax benefits of the Onondaga facility, which has been accounted for as a financing for accounting purposes. This obligation had an effective interest rate of 10% and extended through 2015. This waste-to-energy project was restructured in October, 2003, as part of the restructuring this financing was converted to Minority interest on the Consolidated Balance Sheet as of December 31, 2003. (See Note 2 for further discussion).

               $28.4 million, related to a sale and leaseback arrangement relating to an energy facility in Hennepin, Minnesota. This arrangement was accounted for as a financing, had an effective interest rate of approximately 5%, and extended through 2017. As of December 31, 2002, this obligation was included in Liabilities subject to compromise. This waste-to-energy project was restructured in July, 2003, as part of the restructuring this financing was reclassified as an Other liability on the Consolidated Balance Sheet as of December 31, 2003. (See Note 2 for further discussion.)

               $12.5 million relating to the buyout of operating leases at a geothermal plant and a fluid field. On February 11, 2002 the Company restructured these notes extending their maturity from April 2002 to July 2003, and, therefore, these notes were classified as current maturities of long-term debt in the December 31, 2002 Consolidated Balance Sheet. These notes bore interest at the three-month Eurodollar rate plus 4.75% (6.15% at December 31, 2002). These notes were to be paid from substantially all available cash generated by the related plant and the fluid field. This debt was secured by all the Company's assets relating to the geothermal plant and fluid field. This liability was paid off with the completion of the sale of the Geothermal Business on December 18, 2003. (See Note 3 for further discussion).

               $1.5 million note associated with the acquisition of energy assets. The note bears interest at 6.0% and matures in 2009. As of December 31, 2003 and 2002, this note is included in Liabilities subject to compromise.

The maturities on long-term debt including capital lease obligations, net of liabilities subject to compromise, (expressed in thousands of dollars) at December 31, 2003 were as follows:

                             2004                        $    9,492
                             2005                               909
                             2006                             1,235
                             2007                                 6
                                                          -----------
                             Total                            11,642
                             Less current portion             (9,492)
                                                          -----------
                             Total long-term debt         $    2,150
                                                          ==========

See Note 17 for a description of the credit arrangements of the Company.

16. PROJECT DEBT

Project debt (expressed in thousands of dollars) consisted of the following:

                                                                                  2003         2002
-----------------------------------------------------------------------------------------------------
Revenue Bonds Issued by and Prime Responsibility of Municipalities:
3.625-6.75% serial revenue bonds due 2005 through 2011                        $  287,320   $  334,965
5.0-7.0% term revenue bonds due 2005 through 2015                                221,644      302,230
Adjustable-rate revenue bonds due 2006 through 2013                              126,665      130,330
                                                                              ----------   ----------
Total                                                                            635,629      767,525
                                                                              ----------   ----------
Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues
Guaranteed by Third Parties:
5.25-8.9% serial revenue bonds due 2005 through 2008                              47,260       58,620
                                                                              ----------   ----------
Other Revenue Bonds:
4.7-5.5% serial revenue bonds due 2005 through 2015                               71,820       79,390
5.5-6.7% term revenue bonds due 2014 through 2019                                 68,020       68,020
                                                                              ----------   ----------
Total                                                                            139,840      147,410
                                                                              ----------   ----------
Other project debt                                                               110,456      154,662
                                                                              ----------   ----------
Total long-term project debt                                                  $  933,185   $1,128,217
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

The category "Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties" includes municipal bonds issued to finance two facilities for which contractual obligations of third parties to deliver waste ensure sufficient revenues to pay debt service, although such debt service is not an explicit component of the third parties' service fee obligations.

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

Payment obligations for the project debt associated with waste-to-energy facilities owned by the Company are limited recourse to the operating subsidiary and non-recourse to the Company, subject to construction and operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective waste-to-energy facilities and related assets. At December 31, 2003, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $1,180.8 million and restricted funds held in trust of approximately $198.9 million.

The interest rates on adjustable-rate revenue bonds are adjusted periodically based on current municipal-based interest rates. The average adjustable rate for such revenue bonds was 1.16% and 1.54% at December 31, 2003 and 2002, respectively, and the average adjustable rate for such revenue bonds was 1.05% and 1.35% during 2003 and 2002, respectively.

Other project debt includes the following obligations for 2003 and 2002:

               $0.5 and $4.0 million at December 31, 2003 and 2002, respectively, due to a financial institution as part of the refinancing of project debt in the category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." The debt service associated with this loan is included as an explicit component of the Client Community's obligation under the related service agreement. A portion of the funds was retained in the Company's restricted funds and is loaned to the Client Community each month to cover the Client Community's monthly service fees. The Company's repayment for the other part of the loan is limited to the extent repayment is received from the Client Community. This obligation has an effective interest rate of 7.06% at December 31, 2003 and 2002 and extends through 2005.

               $8.4 million due to financial institutions which amount bears interest at an adjustable rate that was the three-month LIBOR rate plus 1.4% (2.83% at December 31, 2002). The debt did extend through 2005 and was secured by substantially all the assets of a subsidiary that owns various power plants in the United States, which had a carrying value of approximately $86.0 million at December 31, 2002, and $5.0 million funded into an escrow account. This liability was paid off with the sale of the Geothermal Business on December 18, 2003. (See Note 3 for further discussion).

               $19.8 and $25.8 million at December 31, 2003 and 2002, respectively, due to financial institutions for the purchase of the Magellan Cogeneration Inc. power plant in The Philippines. This debt bears interest at rates equal to the three-month LIBOR plus spreads that increase from plus 4.5% until June 2005, to plus 4.875% from June 2005 to June 2007. The rate all in was 5.68% and 5.92% at December 31, 2003 and 2002, respectively. This debt is non-recourse to Covanta and is secured by all assets of the project, which had no net carrying value at December 31, 2003, and all revenues and contracts of the project and by a pledge of the Company's ownership in the project.

               $46.0 and $48.0 million due to financial institutions, of which $27.2 and $28.7 million is denominated in U.S. dollars and $18.8 and $19.3 million is denominated in Indian, rupees at December 31, 2003 and 2002, respectively. During 2003, an additional $3.6 million was drawn representing the final disbursement on the debt. This debt relates to the construction of a heavy fuel oil fired diesel engine power plant in India. The U.S. dollar debt bears interest at the three-month LIBOR, plus 4.5% (5.65% and 6.31% at December 31, 2003 and 2002, respectively). The Indian rupee debt bears interest at rates ranging from 16.0% to 16.5% at December 31, 2003 and 2002. The debt extends through 2011, is non-recourse to Covanta, and is secured by the project assets, which had a net carrying value of approximately $94.2 and $86.4 million at December 31, 2003 and 2002, respectively.

               $44.1 and $48.7 million at December 31, 2003 and 2002, respectively due to a financial institution which relates to the construction of a second heavy fuel oil fired diesel engine power plant in India. It is denominated in Indian rupees and bears interest at rates ranging from 11.75% to 16.15%. The debt extends through 2010, is non-recourse to Covanta and is secured by the project assets, which had a net book value at December 31, 2003 and 2002, of approximately $79.3 and $75.8 million, respectively.

               $19.7 million obligation, at December 31, 2002, of a limited partnership acquired by subsidiaries of Covanta and represents the lease of a geothermal power plant, which had been accounted for as a financing, had an effective interest rate of 5.3% and extended into 2008 with options to renew for additional periods and has a fair market value purchase option at the conclusion of the initial lease term. Payment obligations under this lease arrangement were limited to assets of the limited partnership and revenues derived from a power sales agreement with a third party, which were expected to provide sufficient revenues to make rental payments. Such payment obligations were secured by all the assets, revenues, and other benefits derived from the geothermal power plant, which had a net carrying value of approximately $59.7 million at December 31, 2002. Revenues of the limited partnership were contractually required by the lessor to be deposited into a series of escrow accounts administered by an independent escrow agent. A letter agreement with the lessor, as amended on December 20, 2000, also required that if Covanta's senior debt rating fell below investment grade, the limited partnership would commence depositing funds into a lease reserve account pursuant to the existing project document until $7,500,000 was in the account. On January 16, 2002, Covanta's senior debt rating fell below investment grade, as defined. On May 13, 2002, the Bankruptcy Court issued a final order (the "Final Order") approving certain changes to the existing lease documents negotiated as a result of the limited partnership's bankruptcy filing on April 1, 2002. Under the Final Order, the limited partnership agreed to make all lease payments due after the Petition Date. The Final Order did not authorize the limited partnership to pay any lease amounts due prior to April 1, 2002, but instead ordered the limited partnership to place that amount in escrow and accrue interest. The pre-petition lease payments being held in escrow would be paid to the lessor with interest if the limited partnership assumed the lease. If the limited partnership rejected the lease the escrowed funds and interest would be returned to the limited partnership. Pursuant to the Final Order, the limited partnership was not required to fund the lease reserve account until the earliest of (1) the effective date of a plan of reorganization, (2) expiration of the debtor in possession facility, but no later than October 1, 2003, and (3) a default arising after the Petition Date. On June 27, 2002 and in compliance with the Final Order, the Bankruptcy Court approved an Order Authorizing Assumption of Certain Inter-company Agreements authorizing the limited partnership to assume executory contracts and agreements with related parties. This liability was paid off with the completion of the sale of the Geothermal Business on December 18, 2003. (See Note 3 for further discussion).

At December 31, 2003, the Company had one interest rate swap agreement that economically fixes the interest rate on certain adjustable-rate revenue bonds. The swap agreement was entered into in September 1995 and expires in January 2019. This swap agreement relates to adjustable rate revenue bonds in the category "Revenue Bonds Issued by and Prime Responsibility of Municipalities." Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the Client Community's obligation under the related service agreement. Therefore, all payments made, or received under the swap agreement are a passthrough to the Client Community. Under the swap agreement, the Company will pay an average fixed rate of 9.8% for 2002 through January 2005, and 5.18% thereafter through January 2019, and will receive a floating rate equal to the rate on the adjustable rate revenue bonds, unless certain triggering events occur (primarily credit events), which results in the floating rate converting to either a set percentage of LIBOR or a set percentage of the BMA Municipal Swap Index, at the option of the swap counterparty, (see Note 1). In the event the Company terminates the swap prior to its maturity, the floating rate used for determination of settling the fair value of the swap would also be based on a set percentage of one of these two rates at the option of the counterparty. For the years ended December 31, 2003, 2002 and 2001, the floating rate on the swap averaged 1.09%, 1.41% and 2.46%, respectively. The notional amount of the swap at December 31, 2003 was $80.2 million and is reduced in accordance with the scheduled repayments of the applicable revenue bonds. The counterparty to the swap is a major financial institution. The Company believes the credit risk associated with nonperformance by the counterparty is not significant. The swap agreement resulted in increased debt service expense of $3.7 million, $3.4 million and $2.2 million for 2003, 2002 and 2001, respectively. The effect on Covanta's weighted-average borrowing rate of the project debt was an increase of 0.32%, 0.25% and 0.17%, for 2003, 2002 and 2001, respectively.

The maturities on long-term project debt (expressed in thousands of dollars) at December 31, 2003 were as follows:

               2004                                   $  99,216
               2005                                     101,058
               2006                                     110,895
               2007                                     108,219
               2008                                      98,992
               Later years                              514,021
                                                     ----------
               Total                                 $1,032,401
               Less current portion                     (99,216)
                                                     ----------
               Total long-term project debt           $ 933,185
                                                    ===========

See Note 17 for a description of the credit arrangements of the Company.

17. CREDIT ARRANGEMENTS

The Company entered into the Master Credit Facility as of March 14, 2001. The Master Credit Facility was secured by substantially all of the Company's assets and was scheduled to mature on May 31, 2002 but was not fully discharged by the Debtor In Possession Credit Agreement (as amended, the "DIP Credit Facility") discussed below. This, as well as the non-compliance with required financial ratios and possible other items, has caused the Company to be in default under its Master Credit Facility. However, as previously discussed, on April 1, 2002, the Company and 123 of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code that, among other things, act as a stay of enforcement of any remedies under the Master Credit Facility against any debtor company. For 2002, bank fees of $24.0 million relate to the Company's Master Credit Facility. These fees were recognized as Other expenses-net and were payable in March 2002 but remain unpaid and were resolved through the Company's bankruptcy proceedings. The Master Credit Facility was discharged upon the effectiveness of the Reorganization Plan (see Note 2).

In connection with the bankruptcy petition, Covanta and most of its subsidiaries entered into the DIP Credit Facility with the DIP Lenders. On April 5, 2002, the Bankruptcy Court issued its interim order approving the DIP Credit Facility and on May 15, 2002, a final order approving the DIP Credit Facility. On August 2, 2002, the Bankruptcy Court issued an order that overruled objections by holders of minority interests in two limited partnerships who disputed the inclusion of the limited partnerships in the DIP Credit Facility. Although the holders of such interests at one of the limited partnerships have appealed the order, they have reached an agreement with the Company that in effect deferred the appeal. The DIP Credit Facility's terms are described below.

The DIP Credit Facility was largely for the continuation of existing letters of credit and was secured by all of the Company's domestic assets not subject to liens of others and generally 65% of the stock of its foreign subsidiaries held by domestic subsidiaries. Obligations under the DIP Credit Facility were senior in status to other pre-petition secured claims, and the DIP Credit Facility was the operative debt agreement with the Company's banks. The Master Credit Facility remained in effect during the Chapter 11 Cases to determine the rights of the lenders who are a party to it with respect to obligations not continued under the DIP Credit Facility. The DIP Credit Facility was discharged upon the effectiveness of the Reorganization Plan (see Note 2).

As of March 31, 2002, letters of credit had been issued under the Master Credit Facility for the Company's benefit to secure performance under certain energy contracts (totaling $203.6 million); to secure obligations relating to the entertainment businesses (totaling $153.0 million) largely with respect to the Anaheim and Ottawa projects described in Notes 3 and 4, in connection with the Company's insurance program (totaling $38.4 million); and for credit support of the Company's adjustable rate revenue bonds (totaling $127.0 million). Of these letters of credit issued under the Master Credit Facility, only $240.8 million of the outstanding letters of credit, principally in connection with energy facilities and the Company's insurance program, were replaced with letters of credit issued under the DIP Credit Facility. As of December 31, 2003, the Master Credit Facility had $3.0 million in letters of credit that had previously been issued and are still outstanding.

Beginning in April 2002 and as a result of the Company's Chapter 11 filing, trustees for the Company's adjustable rate revenue bonds declared the principal and accrued interest on such bonds due and payable immediately. Accordingly, letters of credit supporting these bonds have been drawn in the amount of $125.1 million. In addition, letters of credit in the amounts of $2.1 million, relating to the entertainment businesses, were drawn in December 2002. In December 2003 $113.7 million in letters of credit were drawn and a payment of $45.4 million was made against the drawn amount from a third party. The balance of $68.9 million was already accrued on the Company's books as a liability subject to compromise. An additional letter of credit in the amount of $27.5 million was released as part of the settlement of Arrowhead Pond (see Note 3 - Discontinued Operations for further discussion).

The DIP Credit Facility when originally issued provided for approximately $289.1 million in financing and comprised of is two tranches. The Tranche A Facility (the "Tranche A Facility"), originally provided the Company with a credit line of approximately $48.2 million in commitments for the issuance of letters of credit and for cash borrowings under a revolving credit line. The Tranche A Facility was reduced by amendment over time as the need for additional letters of credit were reduced. At December 31, 2003, the Tranche A Facility was $7.2 million all of which was outstanding in letters of credit. The Tranche A Facility was thereafter reduced by an additional $0.2 million each month, in commitments for letters of credit as a result of the reduced need for a letter of credit in connection with the Company's Hennepin project

The Tranche B Facility (the "Tranche B Facility"), originally provided the Company with a credit line of approximately $240.8 million in commitments for the continuation of existing letters of credit, which were previously issued under the Master Credit Facility as discussed above. The Tranche B Facility was reduced to approximately $183.6 million in commitments at December 31, 2003 as the need for letters of credit was reduced. The reductions in the Tranche B Facility are as follows: in December, 2002, a $3.0 million reduction when the Company sold its remaining interest in the aviation business, in October and November, 2003, a $30.0 million reduction when the Company closed its relationship with the prior workers' compensation carrier and issued $5.6 million in new letters of credit under the Tranche A Facility for a new carrier, and a $24.3 million reduction in the letter of credit issued in support of lease payments made by the lessee at a waste-to-energy facility over the period of the DIP Credit Facility.

Of the outstanding letters of credit at December 31, 2003, approximately $38.0 million secures indebtedness that is included in the Condensed Consolidated Balance Sheet and approximately $155.6 million principally secured the Company's obligations under energy contracts to pay damages in the event of non-performance by the Company which the Company believes to be unlikely. These letters of credit were generally available for drawing upon if the Company defaulted on the obligations secured by the letters of credit or failed to provide replacement letters of credit as the current ones expire.

Borrowings under the Tranche A Facility were subject to compliance with monthly and budget limits. The Company could utilize the amount available for cash borrowings under the Tranche A Facility to reimburse the issuers of letters of credit issued under the Tranche A Facility if and when such letters of credits were drawn. The Company could also utilize the Tranche A Facility to fund working capital requirements and for general corporate purposes of the Company relating to the Company's post-petition operations and other expenditures in accordance with a monthly budget and applicable restrictions typical of a Chapter 11 debtor in possession financing.

On April 8, 2002, under its DIP Credit Facility, the Company paid a facility fee of approximately $1.0 million, equal to 2% of the amount of the Tranche A commitments, $2.5 million of agent fees and $0.5 million of lender advisor fees. During 2002 the Company paid additional amendment fees and agent fees of $1.1 million and $0.8 million, respectively.

In addition, the Company paid a commitment fee based on utilization of the facility of .75% of the unused Tranche A commitments. The Company also paid a fronting fee for each Tranche A and Tranche B letter of credit equal to the greater of $500 and 0.25% of the daily amount available to be drawn under such letter of credit, as well as letter of credit fees of 3.25% on Tranche A letters of credit and 2.50% on Tranche B letters of credit, calculated over the daily amount available for drawings thereunder.

Outstanding loans under the Tranche A Facility and the Tranche B Facility bore interest at the Company's option at either the prime rate plus 2.50% or the Eurodollar rate plus 3.50%.

The DIP Credit Facility contained covenants which restrict (1) the incurrence of additional debt, (2) the creation of liens, (3) investments and acquisitions,
(4) incurrence of contingent obligations and performance guarantees, and (5) disposition of assets.

In addition, the DIP Credit Facility, as amended, included the following reporting covenants:

     (1) Cash flow: (a) provide biweekly operating and variance reports and monthly compliance reports for total and specific expenditures and (b) provide monthly budget and 13-week forecast updates;

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

 As of December 31, 2003 and the effective date of the Reorganization Plan the Company was in material compliance with all of the covenants of the DIP Credit Facility, as amended.

The Company did not make any cash borrowings under its DIP Credit Facility, as amended, but approximately $7.2 million in new letters of credit were issued under Tranche A of the DIP Credit facility as of December 31, 2003.

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

18. OTHER LIABILITIES

Other liabilities (expressed in thousands of dollars) consisted of the following:

                               2003      2002
-----------------------------------------------
Interest rate swap            $16,728   $19,137
Accrued interest                   --     7,270
Project lease reserves             --    30,071
Post-retirement reserves           --    12,190
Deferred revenue               24,670        --
Asset retirement obligation    18,387        --
Other                          18,573    11,701
                              -------   -------
Total                         $78,358   $80,369
                              =======   =======

The project lease reserves of $30.1 million in 2002 were associated with a hydro-project lease which expired in 2003 and a waste-to-energy lease which was rejected in 2003.

Deferred revenue of $24.7 million in 2003 is a result of the Hennepin restructuring (see Notes 2 and 15).

19.    PREFERRED STOCK

The outstanding Series A $1.875 Cumulative Convertible Preferred Stock was convertible at any time at the rate of 5.97626 common shares for each preferred share. Covanta could redeem the outstanding shares of preferred stock at $50 per share, plus all accrued dividends. These preferred shares were entitled to receive cumulative annual dividends at the rate of $1.875 per share, plus an amount equal to 150% of the amount, if any, by which the dividend paid or any cash distribution made on the common stock in the preceding calendar quarter exceeded $.0667 per share. With the filing of voluntary petitions for reorganization under Chapter 11 on April 1, 2002 (see Note 1) dividend payments were suspended. The holders of the preferred shares did not participate in the new capital structure of Covanta or receive any value under the Reorganization Plan.

20.    COMMON STOCK AND STOCK OPTIONS

The plans described in this note were terminated, together with all options and rights there-under with the Reorganization Plan.

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

In October 1990, Covanta adopted a nonqualified stock option plan (the "1990 Plan"). Under this plan, nonqualified options, incentive stock options, and/or stock appreciation rights and stock bonuses could be granted to key management employees and outside directors to purchase Covanta common stock at an exercise price to be determined by the Covanta Compensation Committee, which become exercisable during the five-year period from the date of grant. These options were exercisable for a period of ten years after the date of grant. Pursuant to the 1990 Plan, which was amended in 1994 to increase the number of shares available by 3,200,000 shares, an aggregate of 6,200,000 shares of Covanta common stock were available for grant over a ten-year period which ended October 11, 2000.

In 1999, Covanta adopted a nonqualified stock option plan (the "1999 Plan"). Under this plan, nonqualified options, incentive stock options, limited stock appreciation rights ("LSAR's") and performance-based cash awards could be granted to employees and outside directors to purchase Covanta common stock at an exercise price not less than 100% of the fair market value of the common stock on the date of grant which become exercisable over a three-year period from the date of grant. These options were exercisable for a period of ten years after the date of grant. In addition, performance-based cash awards could also be granted to employees and outside directors. As adopted, the 1999 Plan called for up to an aggregate of 4,000,000 shares of Covanta common stock to be available for issuance upon the exercise of such options and LSAR's, which could be granted over a ten-year period ending May 19, 2009. At December 31, 2003, 2,042,032 shares were available for grant.

Effective January 1, 2000, the 1999 Plan was amended and restated to change the name of the plan to the "1999 Stock Incentive Plan" and to include the award of restricted stock to key employees based on the attainment of pre-established performance goals. The maximum number of shares of common stock that is available for awards of restricted stock is 1,000,000.

Under the foregoing plans, Covanta issued 3,952,900 LSAR's between 1990 and 2001 in conjunction with the stock options granted. These LSAR's were exercisable only during the period commencing on the first day following the occurrence of any of the following events and terminate 90 days after such date: the acquisition by any person of 20% or more of the voting power of Covanta's outstanding securities; the approval by Covanta shareholders of an agreement to merge or to sell substantially all of its assets; or the occurrence of certain changes in the Company's Board of Directors. The exercise of these limited rights entitled participants to receive an amount in cash with respect to each share subject thereto, equal to the excess of the market value of a share of Covanta common stock on the exercise date or the date these limited rights became exercisable, over the related option price.

In February 2000, Covanta adopted (through an amendment to the 1999 Stock Incentive Plan) the Restricted Stock Plan for Key Employees (the "Key Employees Plan") and the Restricted Stock Plan for Non-Employee Directors (the "Directors Plan"). The Plans, as amended, called for up to 500,000 shares and 160,000 shares, respectively, of restricted Covanta common stock to be available for issuance as awards. Awards of restricted stock were to be made from treasury shares of Covanta common stock, par value $.50 per share. The Company accounted for restricted shares at their market value on their respective dates of grant. Restricted shares awarded under the Directors Plan vested 100% at the end of three months from the date of award. Shares of restricted stock awarded under the Key Employees Plan were subject to a two-year vesting schedule, 50% one year following the date of award and 50% two years following the date of award. As of December 31, 2003, an aggregate of 169,198 shares of restricted stock had been awarded under the Key Employees Plan and an aggregate of 95,487 shares of restricted stock had been awarded under the Directors Plan. The total compensation cost recorded by the Company in 2003, 2002 and 2001 relating to the restricted stock plans was zero, zero and $2.2 million, respectively.

Information regarding the Company's stock option plans is summarized as follows:

                             Option Price                                 Weighted-Average
                               Per Share      Outstanding   Exercisable    Exercise Price
------------------------------------------------------------------------------------------
1986 Plan:
December 31, 2000, balance   $       22.50       95,500        95,500    $    22.50
Cancelled                    $       22.50      (85,500)      (85,500)   $    22.50
                             -------------    ---------     ---------    ----------
December 31, 2001, balance   $       22.50       10,000        10,000    $    22.50
December 31, 2002, balance   $       22.50       10,000        10,000    $    22.50
December 31, 2003, balance   $       22.50       10,000        10,000    $    22.50
                             -------------    ---------     ---------    ----------
1990 Plan:
December 31, 2000, balance    $9.97-$29.38    2,368,500     1,511,200    $    23.56
Became exercisable            $9.97-$29.38                    268,600
Cancelled                    $20.06-$26.78     (559,500)     (436,800)   $    23.51
                             -------------    ---------     ---------    ----------
December 31, 2001, balance    $9.97-$29.38    1,809,000     1,343,000    $    23.51
Became exercisable            $9.97-$29.38                    200,000
Cancelled                    $20.06-$26.78     (272,000)     (235,000)   $    23.03
                             -------------    ---------     ---------    ----------
December 31, 2002, balance    $9.97-$29.38    1,537,000     1,308,000    $    23.43
Became exercisable            $9.97-$29.38                    152,000
Cancelled                    $20.06-$26.78     (133,500)     (130,500)   $    23.45
                             -------------    ---------     ---------    ----------
December 31, 2003, balance    $9.97-$29.38    1,403,500     1,329,500    $    23.63
                             -------------    ---------     ---------    ----------
1999 Plan:
December 31, 2000, balance    $8.66-$26.59    1,488,900       471,533    $    13.12
Granted                      $16.18-$20.23      685,100                  $    17.29
Exercised                    $11.28-$14.73      (62,863)      (62,863)   $    12.85
Became exercisable            $8.66-$26.59                    443,509
Cancelled                    $11.28-$17.59     (153,169)      (20,500)   $    13.52
                             -------------    ---------     ---------    ----------
December 31, 2001, balance    $8.66-$26.59    1,957,968       831,679    $    14.68
Became exercisable            $8.66-$26.59                    613,280
Cancelled                    $11.28-$20.23     (181,633)      (52,399)   $    14.23
                             -------------    ---------     ---------    ----------
December 31, 2002, balance    $8.66-$26.59    1,776,335     1,392,560    $    13.76
Became exercisable            $9.97-$17.93                    205,880
Cancelled                    $11.78-$17.93      (99,467)      (65,338)   $    16.00
                             -------------    ---------     ---------    ----------
December 31, 2003, balance    $8.66-$26.59    1,676,868     1,533,102    $    14.14
Total December 31, 2003       $8.66-$29.38    3,090,368     2,872,602    $    18.56
                             =============   ==========    ==========    ==========

The following table summarizes information about stock options outstanding at December 31, 2003:

                    Options Outstanding                                        Options Exercisable
--------------------------------------------------------------------------------------------------------------------
Range of               Number of       Weighted-Average         Weighted-Average    Number of      Weighted-Average
Exercise               Shares          Remaining                Exercise            Shares         Exercise
Prices                 Outstanding     Contractual Life         Price               Outstanding    Price
 $8.66-$12.98          792,800          5.9 Years                $11.51                773,633    $11.55
$14.10-$20.19        1,175,568          5.5 Years                $17.25              1,030,969    $17.20
$21.50-$29.38        1,122,000          3.0 Years                $25.04              1,068,000    $24.95
 $8.66-$29.38        3,090,368          4.7 Years                $18.60              2,872,602    $18.56

The weighted-average exercise prices for all exercisable options at December 31, 2003, 2002 and 2001 were $18.56, $18.46, and $19.34, respectively.

At December 31, 2003, there were 5,865,576 shares of common stock reserved for the exercise of stock options, the issuance of restricted stock and the conversion of preferred shares and debentures.

In 1998, Covanta's Board of Directors authorized the purchase of shares of the Company's common stock in an amount up to $200 million. From 1998 through February 22, 1999, 2,223,000 shares of common stock were purchased at a total cost of $58.9 million. No shares were purchased during 2003, 2002 and 2001.

Existing common stock and stock option holders did not participate in the new capital structure or receive any value under the Reorganization Plan (see Note
2).

21. SHAREHOLDERS' RIGHTS AGREEMENT

In 1990, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") on each outstanding share of common stock pursuant to a Rights Agreement. In 2000, the Board of Directors amended and extended the Rights Agreement. Among other provisions, each Right could be exercised to purchase a one one-hundredth share of a new series of cumulative participating preferred stock at an exercise price of $80, subject to adjustment. The Rights could only be exercised after a party has acquired 15% or more of the Company's common stock or commenced a tender offer to acquire 15% or more of the Company's common stock. The Rights did not have voting rights, would have expired on October 2, 2010, and could be redeemed by the Company at a price of $.01 per Right at any time prior to the acquisition of 15% of the Company's common stock.

In the event a party acquires 15% or more of the Company's outstanding common stock in accordance with certain defined terms, each Right would then entitle its holders (other than such party) to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice the Right's exercise price. At December 31, 2003, 49,824,251 Rights were outstanding. The Rights Agreement and the rights issued under it were terminated under the Reorganization Plan. Holders of the Rights did not participate in the new capital structure or receive any value under the Reorganization Plan.

22. FOREIGN EXCHANGE

Foreign exchange translation adjustments net of tax for 2003, 2002 and 2001, amounting to $2.7 million, $(1.5) million, and $(4.0) million, respectively, have been charged directly to Other Comprehensive Income (Loss). In 2003, $2.8 million was reclassified to income from continuing operations, in 2002, $1.2 million was reclassified to loss on sale of businesses and $0.3 million was reclassified to loss from discontinued operations. Foreign exchange transaction adjustments, amounting to zero, $0.3 million, and $0.7 million, have been charged directly to net income (loss) for 2003, 2002 and 2001, respectively.

23. DEBT SERVICE CHARGES

Debt service charges for Covanta's Project Debt (expressed in thousands of dollars) consisted of the following:

                                                                2003        2002        2001
----------------------------------------------------------------------------------------------
Interest incurred on taxable and
   tax-exempt  borrowings                                     $ 77,046    $ 86,954    $ 93,460
Interest earned on temporary investment
   of certain restricted funds                                    (276)       (589)     (1,551)
                                                              --------    --------    --------
Net interest incurred                                           76,770      86,365      91,909
Interest capitalized during construction in property, plant
   and equipment                                                    --          --      (5,985)
                                                              --------    --------    --------
Debt service charges--net                                     $ 76,770    $ 86,365    $ 85,924
                                                              ========    ========    ========

24. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Covanta has defined benefit and defined contribution retirement plans that cover substantially all of its employees. The defined benefit plans provide benefits based on years of service and either employee compensation or a fixed benefit amount. Covanta's funding policy for those plans is to contribute annually an amount no less than the minimum funding required by ERISA. Contributions are intended to provide not only benefits attributed to service to date but also for those expected to be earned in the future. The Company expects to make contributions to its defined benefit plans of $7.8 million during 2004.

As of January 1, 2002, a defined contribution plan for approximately 1,200 employees was frozen and the employees were transferred to the Company's qualified defined benefit plan. The following table sets forth the details of Covanta's defined benefit plans' and other postretirement benefit plans' funded status (using a December 31 measurement date) and related amounts recognized in Covanta's Consolidated Balance Sheets (expressed in thousands of dollars):

                                                                           PENSION BENEFITS            OTHER BENEFITS
                                                                         --------------------      ---------------------
                                                                           2003         2002         2003         2002
                                                                         --------     --------     --------     --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                                  $ 38,907     $ 36,600     $ 21,125     $ 10,869
 Service cost                                                               5,986        4,187           --           53
 Interest cost                                                              2,717        2,111        1,389        1,409
 Amendments                                                                    --       (2,143)          --        2,143
 Actuarial loss                                                             8,120        5,325        1,370        8,061
 Benefits paid                                                               (621)        (285)      (1,367)        (634)
Aviation fueling sale (see Note 4)                                             --       (6,888)        (180)        (776)
                                                                         --------     --------     --------     --------
 Benefit obligation at end of year                                         55,109       38,907       22,337       21,125
                                                                         --------     --------     --------     --------
CHANGE IN PLAN ASSETS:
 Plan assets at fair value
 at beginning of year                                                      14,879       26,211           --           --
 Actual return on plan assets                                               5,251       (2,741)          --           --
 Company contributions                                                      6,534                     1,367          634
 Benefits paid                                                               (621)        (285)      (1,367)        (634)
Aviation fueling sale                                                          --       (8,306)          --           --
                                                                         --------     --------     --------     --------
Plan assets at fair value at end of year                                   26,043       14,879           --           --
                                                                         --------     --------     --------     --------
RECONCILIATION OF ACCRUED BENEFIT LIABILITY AND NET AMOUNT RECOGNIZED:
 Funded status of the plan                                                (29,066)     (24,028)     (22,337)     (21,125)
 Unrecognized:
    Prior service cost                                                     (1,712)      (1,897)
    Net loss                                                               14,605       12,020        9,729        8,935
                                                                         --------     --------     --------     --------
Net amount recognized                                                    $(16,173)    $(13,905)    $(12,608)    $(12,190)
                                                                         ========     ========     --------     --------
ACCUMULATED BENEFIT OBLIGATION                                           $ 38,060     $ 25,959     $ 22,337     $ 21,125
                                                                         --------     --------     --------     --------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Accrued benefit liability                                                $(16,173)    $(13,905)    $(12,608)    $(12,190)
                                                                         --------     --------     --------     --------
Net amount recognized                                                    $(16,173)    $(13,905)    $(12,608)    $(12,190)
                                                                         --------     --------     --------     --------
NET PERIODIC BENEFIT EXPENSE
WEIGHTED AVERAGE ASSUMPTIONS
AS OF PRIOR DECEMBER 31:
Discount rate                                                                6.75%        7.25%        6.75%        7.25%
Expected return on plan assets                                               8.00%        8.00%          --           --
Rate of compensation increase                                                4.50%        4.50%          --           --
PROJECTED BENEFIT OBLIGATIONS
WEIGHTED AVERAGE ASSUMPTIONS
AS OF DECEMBER 31:
Discount rate                                                                6.25%        6.75%        6.25%        6.75%
Rate of compensation increase                                                4.50%        4.50%          --           --

Plan assets had a fair value of $26.0 million and $14.9 million at December 31, 2003 and 2002. The allocation of plan assets at December 31 was as follows:

                      2003   2002
                       ---    ---
Equities                75%    74%
U.S. Debt Securities    24%    26%
Other                    1%    --
                       ---    ---
Total                  100%   100%
                       ===    ===

The Company's expected return on plan assets assumption is based on historical experience and by evaluating input from the trustee managing the plan's assets. The expected return on the plan assets is also impacted by the target allocation of assets, which is based on the company's goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. The target ranges of allocation of assets are as follows:

Equities                                    40 - 95%
U.S. Debt Securities                        25 - 70%
Other                                        0 - 50%

The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are reviewed and the pension plans' investments are rebalanced to reflect the targeted allocation when considered appropriate.

For management purposes, an annual rate of increase of 12.0% in the per capita cost of health care benefits was assumed for 2003 for covered employees. The rate was assumed to decrease gradually to 5.5% in 2010 and remain at that level.

For the pension plans with accumulated benefit obligations in excess of plan assets the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $55.1 million, $38.1 million, and $26.0 million, respectively as of December 31, 2003 and $38.9 million, $26.0 million and $14.9 million, respectively as of December 31, 2002.

Contributions and costs for defined contribution plans are determined by benefit formulas based on percentage of compensation as well as discretionary contributions and totaled $3.2 million, $3.3 million and $1.5 million, in 2003, 2002, and 2001, respectively. Plan assets at December 31, 2003, 2002 and 2001, primarily consisted of common stocks, United States government securities, and guaranteed insurance contracts.

With respect to union employees, the Company is required under contracts with various unions to pay retirement, health and welfare benefits, generally based on hours worked. These multi-employer defined contribution plans are not controlled or administered by the Company and primarily related to businesses sold by the Company in 2002. The amount charged to expense for such plans during 2003, 2002 and 2001 was zero, $1.7 million and $3.0 million, respectively.

Pension costs for Covanta's defined benefit plans and other post-retirement benefit plans included the following components (expressed in thousands of dollars):

                                                     PENSION BENEFITS                 OTHER BENEFITS
-----------------------------------------------------------------------------------------------------------
                                                2003       2002       2001       2003       2002       2001
-----------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service Cost                                 $ 5,986    $ 4,187    $ 2,275    $    --    $    53    $    64
Interest Cost                                  2,717      2,111      2,270      1,389      1,409        713
Expected return on plan assets                (1,360)    (1,421)    (2,027)        --         --         --
Amortization of unrecognized:
  Net transition (asset) obligation               --         --        (53)        --         --         --
  Prior service cost                            (185)      (185)        37         --         --         --
Net (gain) loss                                1,644        195       (102)       591*       527*      (117)
                                             -------    -------    -------    -------    -------    -------
Net periodic benefit cost                    $ 8,802    $ 4,887    $ 2,400    $ 1,980    $ 1,989    $   660
                                             =======    =======    =======    =======    =======    =======

* Excludes gains of $196 and $842 in 2003 and 2002 respectively, related to the sale of non-core businesses.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in the assumed health care trend rate would have the following effects (expressed in thousands of dollars):

                                                    One-Percentage        One-Percentage
                                                    POINT INCREASE        POINT DECREASE
Effect on total service and interest cost components   $   102              $   (90)
Effect on postretirement benefit obligation            $ 1,518              $(1,328)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into Law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost in the Company's Consolidated Financial Statements and this note do not reflect the effects of the Act on the plans. Specific authoritative guidance on the accounting for federal subsidy is pending, and the guidance, when issued, could require the Company to change previously reported information.

25. SPECIAL CHARGES

As a result of the decisions discussed below, the Company has incurred various expenses, described as special charges, which have been recognized in its continuing and discontinued operations.

In September 1999, the Company's Board of Directors approved a plan to dispose of its aviation and entertainment businesses and close its New York headquarters, and in December 1999 approved a plan to exit other non-energy businesses so that the Company could focus its resources on its core energy business. Of the New York employees, 24, 139, 29, 14, and 6 employees were terminated in 1999, 2000, 2001, 2002 and 2003, respectively. As of December 31, 2003, 4 such employees remained and the Company intends to terminate them at various dates throughout 2004.

In December 2000, the Company approved a plan to reorganize its development office in Hong Kong and its New Jersey headquarters. As a result, the Company implemented a reduction in its workforce of approximately 80 employees, both domestically and internationally, in connection with the refocusing of the Company's energy development activities and streamlining its organizational structure. This plan included closure of the Company's Hong Kong office and consolidation of its waste to energy regional organizational structure. The plan was completed as of December 31, 2001. However certain remaining termination claims will be resolved through the Company's bankruptcy proceeding.

In December 2003, the Company announced a reduction in force of approximately 13 domestic energy non-plant employees and closure of the Fairfax office, which is expected to be completed in the second quarter of 2004. The reduction in force was primarily a result of the sale of the geothermal business in December 2003. These employees are entitled to aggregate severance and employee benefit payments of $0.7 million in accordance with the severance and retention plan approved by the Bankruptcy Court on September 20, 2002. In the fourth quarter of 2003, $0.3 million of the $0.7 million in one-time termination benefits was recorded as reorganization items in the Statement of Consolidated Operations and Comprehensive Income (Loss), in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". No costs were paid or otherwise settled during 2003.

On September 23, 2002, the Company announced a reduction in force of approximately 60 energy non-plant employees and closure of various satellite offices (see Note 2). In accordance with the severance and retention plan approved by the Bankruptcy Court on September 20, 2002, these employees and the remaining New York City employees may be entitled to aggregate severance payments of approximately $5.0 million. In the third quarter of 2002 and in accordance with EITF 94-3, this amount was recognized as reorganization items in the 2002 Statement of Consolidated Operations and Comprehensive Income (Loss) and the prior severance accrual was reduced by $13.4 million as a credit to operating expense. In addition, the Company accrued office closure and outplacement costs of $0.7 million that were recognized as Reorganization items.

Pursuant to the key employee retention plan approved by the Bankruptcy Court on September 20, 2002, retention payments of approximately $3.6 million in the aggregate for approximately 72 key employees began to be recognized during the third quarter of 2002 and were recognized as Reorganization items. The first payment of $1.1 million was made on September 30, 2002. The second payment of $1.1 million was made on September 30, 2003. Payments in the aggregate of approximately $1.4 million were paid to eligible key employees remaining with the Company upon emergence of the Company from bankruptcy.

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

The following is a summary of the principal special charges (both cash and non-cash charges) recognized in the years ended December 31, 2003, 2002 and 2001 (expressed in thousands of dollars):

                                                                                          Transferred to
                                           Balance at                        Amounts        Liabilities      Balance at
                                            January      Charges for         Paid In        subject to        December
                                             1, 2003      Operations          2003          compromise        31, 2003
                                          ----------------------------------------------------------------------------
2003
Severance for approximately
   216 New York city employees             $ 1,600         $    --          $  (130)         $    --          $ 1,470
Severance for approximately
   80 energy employees                       2,500              --             (704)          (1,796)              --
Severance for approximately
   60 Employees terminated post petition     4,350            (316)          (3,200)              --              834
Key employee retention plan                    700           1,800           (1,075)              --            1,425
Contract termination settlement                400            (400)              --               --               --
Office closure costs                         1,200            (317)            (365)              --              518
                                           -------         -------          -------          -------          -------
Total                                      $10,750         $   767          $(5,474)         $(1,796)         $ 4,247
                                           =======         =======          =======          =======          =======

                                             Balance at                     Amounts        Balance at
                                              January    Charges for        Paid In        December
                                              1, 2002     Operations         2002          31, 2002
                                           --------------------------------------------------------
2002
Severance for approximately                $ 17,500       $(15,100)       $   (800)       $  1,600
   216 New York city employees
Severance for approximately
   80 energy employees                        3,800             --          (1,300)          2,500
Severance for approximately
   60 Employees terminated post petition         --          5,000            (650)          4,350
Key employee retention plan                      --          1,800          (1,100)            700
Contract termination settlement                 400             --              --             400
Office closure costs                            600            730            (130)          1,200
                                           --------       --------        --------        --------

Total                                      $ 22,300       $ (7,570)       $ (3,980)       $ 10,750
                                           ========       ========        ========        ========

                                      Balance at                     Amounts        Balance at
                                       January    Charges for        Paid In        December
                                       1, 2001     Operations         2001          31, 2001
                                    --------------------------------------------------------
2001
Severance for approximately
   216 New York city employees      $ 27,500       $     --        $(10,000)       $ 17,500
Severance for approximately
   80 energy employees                10,300          1,700          (8,200)          3,800
Contract termination settlement          400                             --             400
Office closure costs                   4,000         (2,100)         (1,300)            600
Professional services relating to
   energy  reorganization              1,500             --          (1,500)             --
                                    --------       --------        --------        --------
Total                               $ 43,700       $   (400)       $(21,000)       $ 22,300
                                    ========       ========        ========        ========

The amount accrued for severance is based upon the Company's written severance policy and the positions eliminated. The accrued severance does not include any portion of the employees' salaries through their severance dates.

26. INCOME TAXES

The components of the benefit for income taxes for continuing operations (expressed in thousands of dollars) were as follows:

                      2003        2002        2001
----------------------------------------------------
Current:
Federal             $     --    $(10,488)   $     --
State                  1,926       1,469       8,358
Foreign                4,835       5,377       6,432
                    --------    --------    --------
Total current
 expense (benefit)     6,761      (3,642)     14,790
                    --------    --------    --------
Deferred:
Federal              (22,701)      5,283     (12,692)
State                   (779)       (888)     (7,059)
Foreign                4,164      (1,019)       (998)
                    --------    --------    --------
Total deferred       (19,316)      3,376     (20,749)
                    --------    --------    --------
Total expense
  (benefit) for
  income taxes      $(12,555)   $   (266)   $ (5,959)
                    ========    ========    ========

The benefit for income taxes (expressed in thousands of dollars) varied from the Federal statutory income tax rate due to the following:

                                                   2003                    2002                        2001
--------------------------------------------------------------------------------------------------------------------------
                                          Amount   Percent of Loss   Amount     Percent of Loss  Amount    Percent of Loss
                                          of Tax     Before Taxes    of Tax      Before Taxes    of Tax     Before Taxes
Taxes at statutory rate                  $(10,645)       35.0%      $(41,601)       35.0%      $(71,950)       35.0%
State income taxes, net of
Federal tax benefit                           746        (2.4)           381        (0.3)        (1,945)        1.0
Taxes on foreign earnings                  (4,389)       14.4         24,323       (20.5)         2,576        (1.3)
Subpart F income and foreign dividends
                                            1,732        (5.7)           350        (0.3)         3,755        (1.8)
Amortization of goodwill                       --          --             47          --             56          --
Write-down of goodwill                                                                              767        (0.4)
Reorganization items                        6,300       (20.7)         5,600        (4.7)
Valuation allowance                        (3,449)       11.3         11,648        (9.8)        59,210       (28.8)
Other--net                                 (2,850)        9.3         (1,014)        0.8          1,572        (0.8)
                                         --------    --------       --------    --------       --------    --------
Benefit for
income taxes                             $(12,555)       41.2%      $   (266)        0.2%      $ (5,959)        2.9%
                                         ========    ========       ========    ========       ========    ========

The components of the net deferred income tax liability (expressed in thousands of dollars) as of December 31, 2003 and 2002, were as follows:

                                               2003         2002
------------------------------------------------------------------
Deferred Tax Assets:
Accrued expenses                            $  68,066    $  61,828
Other liabilities                              33,725       17,807
Non energy assets and related obligations      51,626      138,965
Net operating losses                           45,239       64,068
Valuation allowance                           (79,492)    (101,571)
Investment tax credits                         26,073       26,073
Alternative minimum tax credits                18,624       18,257
                                            ---------    ---------
Total deferred tax assets                     163,861      225,427
                                            ---------    ---------
Deferred Tax Liabilities:
Unbilled accounts receivable                   75,886       79,924
Property, plant, and equipment                272,745      343,561
Other                                             526          526
                                            ---------    ---------
Total deferred tax liabilities                349,157      424,011
                                            ---------    ---------
Net deferred tax liability                  $ 185,296    $ 198,584
                                            =========    =========

Deferred tax assets and liabilities (expressed in thousands of dollars) are presented as follows in the balance sheets:

                                            2003         2002
---------------------------------------------------------------
Net deferred tax liability--noncurrent   $ 195,059    $ 209,783
Less net deferred tax asset--current        (9,763)     (11,200)
                                         ---------    ---------
Net deferred tax liability               $ 185,296    $ 198,583
                                         =========    =========

A valuation allowance of $53.4 million, has been recorded because the Company does not believe it is more likely than not that certain of the losses resulting from the sales and write-downs of and obligations related to discontinued operations and assets held for sale will be realized for tax purposes. At December 31, 2003, for Federal income tax purposes, the Company had net operating loss carry-forwards of approximately $120.9 million, which will expire between 2021 and 2023, investment and energy tax credit carry-forwards of approximately $26.1 million, which will expire in 2004 through 2009, and alternative minimum tax credit carry-forwards of approximately $18.6 million, which have no expiration date. A valuation allowance of $26.1 million was recorded against the investment and energy tax credit carry-forwards because the Company does not believe it is more likely than not that those credits will be realized for tax purposes. The Company is currently under an IRS audit for the periods 1983 through 2001. An agreement has been reached with the IRS related to this period and is currently being reviewed by the Joint Committee of Congress. The Company believes they have adequately provided tax reserves related to this examination.

27. LEASES

Total rental expense amounted to $24.8 million, $30.2 million, and $30.1 million (net of sublease income of $2.7 million, $3.5 million, and $1.9 million) for 2003, 2002 and 2001, respectively. Principal leases are for leaseholds, sale and leaseback arrangements on waste-to-energy facilities and independent power projects, trucks and automobiles, and machinery and equipment. Some of these operating leases have renewal options. Some leases relating to sale and leaseback transactions were terminated during 2003 (see Note 2 for further discussion).

The following is a schedule (expressed in thousands of dollars), by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003:

      2004        $   19,045
      2005            18,667
      2006            18,671
      2007            17,575
      2008            21,013
      Later years    260,166
                   ---------
      Total        $ 355,137
                   =========

These future minimum rental payment obligations include $317.3 million of future non-recourse rental payments that relate to energy facilities. Of this amount $182.0 million is supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $135.3 million related to a waste-to-energy facility at which the Company serves as operator and directly markets one half of the facility's disposal capacity. This facility currently generates sufficient revenues from short-, medium-, and long-term contracts to meet rental payments. The Company anticipates renewing the contracts or entering into new contracts to generate sufficient revenues to meet remaining future rental payments. These non-recourse rental payments (in thousands of dollars) are due as follows:

      2004       $    15,207
      2005            15,325
      2006            15,487
      2007            15,619
      2008            19,349
      Later years    236,358
                   ---------
      Total        $ 317,345
                   =========

28. INCOME (LOSS) PER SHARE

Basic income (loss) per share was computed by dividing net income (loss) reduced by preferred stock dividend requirements, by the weighted average of the number of shares of common stock outstanding during each year.

Diluted income (loss) per share was computed on the assumption that all convertible debentures, convertible preferred stock, restricted stock, and stock options converted or exercised during each year or outstanding at the end of each year were converted at the beginning of each year or at the date of issuance or grant, if dilutive. This computation provided for the elimination of related convertible debenture interest and preferred dividends.

The reconciliation of the income (loss) from continuing operations and common shares included in the computation of basic loss per common share and diluted earnings per common share for the years ended December 31, 2003, 2002 and 2001, is as follows (in thousands, except per share amounts):

                                             2003                                    2002
-------------------------------------------------------------------------------------------------------------------------
                                Income
                                (Loss)       Shares     Per-Share  Income (Loss)    Shares     Per-Share  Income (Loss)
                              (NUMERATOR) (DENOMINATOR)   AMOUNt    (NUMERATOR)  (DENOMINATOR)   AMOUNT    (NUMERATOR)
BASIC EARNINGS (LOSS)
PER SHARE:
Loss from continuing
    operations               $  (26,764)                             $ (127,698)                            $(205,686)
Less: Preferred stock
    Dividend                                                                 16                                    64

Loss to common stockholders  $  (26,764)     49,819       $(0,54)    $ (127,714)    49,794       $(2.56)   $ (205,750)
Income (loss) from
    discontinued operations  $   78,814      49,819       $ 1.58     $  (43,355)    49,794       $(0.88)   $  (25,341)
Loss from cumulative effect
    of change in accounting
    principle                $   (8,538)     49,819       $(0.17)    $   (7,842)    49,794       $(0,16)
DILUTED LOSS
PER SHARE:
Loss to common stockholders  $  (26,764)     49,819       $(0.54)    $ (127,714)    49,794       $(2.56)   $ (205,750)
Income (loss) from
    discontinued operations  $   78,814      49,819       $ 1.58     $  (43,355)    49,794       $(0.88)   $  (25,341)
Loss from cumulative effect
    of change in accounting
    principle                $   (8,538)     49,819       $(0.17)    $   (7,842)    49,794       $(0.16)

                                 2001
-------------------------------------------------------

                                Shares       Per-Share
                             (DENOMINATOR)    AMOUNT
BASIC EARNINGS (LOSS)
PER SHARE:
Loss from continuing
    operations
Less: Preferred stock
    Dividend

Loss to common stockholders    49,674       $ (4.14)
Income (loss) from
    discontinued operations    49,674       $ (0.51)
Loss from cumulative effect
    of change in accounting
    principle
DILUTED LOSS
PER SHARE:
Loss to common stockholders    49,674       $ (4.14)
Income (loss) from
    discontinued operations    49,674       $ (0.51)
Loss from cumulative effect
    of change in accounting
    principle

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was 3,121,000 in 2003, 3,609,000 in 2002, and 2,466,000 in 2001. Shares of common stock to be issued, assuming conversion of convertible preferred shares, the 6% convertible debentures, the 5.75% convertible debentures, and unvested restricted stock issued to employees were not included in computations of diluted earnings per share as to do so would have been antidilutive. The common shares excluded from the calculation were zero, 908,000 and 2,175,000 in 2003, 2002 and 2001 for the 6% convertible debentures; zero, 1,228,000 and 1,524,000 in 2003, 2002 and 2001 for the 5.75%
convertible debentures; 198,000, 198,000 and 209,000 in 2003, 2002 and 2001,
respectively for convertible preferred stock and 5,600, 25,000 and 110,000 in 2003, 2002 and 2001 for unvested restricted stock issued to employees, respectively.

29. COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2003, capital commitments for continuing operations amounted to $11.0 million for normal replacement and growth in Domestic energy and water. Other capital commitments for Domestic energy and water and International energy as of December 31, 2003 amounted to approximately $11.9 million. This amount includes a commitment to pay $10.6 million in 2009 for a service contract extension at an energy facility. In addition, this amount includes a commitment to contribute an additional $1.3 million in capital to an investment in a waste-to-energy facility in Italy, of which $0.3 million was contributed in January 2004 and the remainder is expected to be contributed in late 2004.

Covanta and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy facilities.

Surety bonds relate to the Company's Tampa Bay desalination construction contract ($29.6 million), performance under its waste water treatment operating contracts ($12.7 million), possible closure costs for various energy projects when such projects cease operating in the future ($10.8 million) and performance of contracts related to non-energy businesses ($23.7 million).

The Company is party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assesses the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If the Company can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. Generally claims and lawsuits against the Debtors emerging from bankruptcy upon consummation of the DHC Transaction arising from events occurring prior to its respective Petition Date will be resolved pursuant to the Reorganization Plan. However, to the extent that claims are not dischargeable in bankruptcy, claims arising from events prior to the Petition Date may not be so resolved. For example, persons who were personally injured prior to the Petition Date but whose injury only became manifest thereafter will not be resolved pursuant to the Reorganization Plan.

ENVIRONMENTAL MATTERS

The Company's operations are subject to the Environmental Regulatory Laws and the Environmental Remediation Laws. Although the Company's operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, the Company believes that it is in substantial compliance with existing environmental laws and regulations.

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

On December 31, 2002, the Company divested its remaining aviation assets, consisting of fueling operations at three airports. Ogden New York Services, Inc., a subsidiary of Covanta, retained certain environmental liabilities relating to the John F. Kennedy International Airport, as described below. In addition, the Company agreed to indemnify the buyer for various other liabilities, including certain environmental matters; however, the buyer's sole recourse is an offset right against payments it owes the Company under a $2.6 million promissory note delivered as part of the consideration for this sale. Because this indemnity arose after the Petition Date, it is not affected by the Debtors' discharge in bankruptcy.

Prior to the First Petition Date, the Company agreed to indemnify various other transferees of its divested airport operations with respect to certain known and potential liabilities that may arise out of such operations and in certain instances has agreed to remain liable for certain potential liabilities that were not assumed by the transferee. To date, such indemnification has been sought with respect to alleged environmental damages at the Miami Dade International Airport, as described below. Because the Company did not provide fueling services at that airport, it does not believe it will have significant obligations with respect to this matter. The Company believes that these indemnities are pre-petition unsecured liabilities of a liquidating Debtor treated under the Liquidation Plan, and that therefore the Company would have no further financial responsibility regarding these matters.

The Martin County Coal Corporation and others have as third party plaintiffs joined Ogden Environmental and Energy Services Co., Inc. ("Ogden Environmental"), a liquidating Debtor subsidiary of the Company, as a third party defendant to several pending litigations in the Circuit Court in Martin County, Kentucky arising from an October 2000 failure of a mine waste impoundment that resulted in the release of approximately 250 million gallons of coal slurry. The third party plaintiffs allege that Ogden Environmental is liable in an unspecified amount for contribution and/or indemnification arising from an independent contractor agreement to perform engineering and technological services with respect to the impoundment from 1994 to 1996. Prior to being joined, Ogden Environmental had not been a party to the underlying litigation, some of which had been pending for two years. Plaintiffs in the underlying action, have also indicated that they will seek to join Ogden Environmental to the litigation. On April 30, 2003, the Bankruptcy Court entered an agreed-upon order by which Third Party Plaintiffs may liquidate their claims (if any) against Ogden Environmental, but may not recover or execute judgment against Ogden Environmental. To date, First Party Plaintiffs have not sought similar relief from the Bankruptcy Court and thus the automatic stay continues to bar joinder of Ogden Environmental as a direct defendant. Because the Reorganization Plan does not contemplate that creditors of liquidated entities will receive any distribution and the Company should have no further financial responsibility regarding these matters, Ogden Environmental has informed counsel to the other parties to these actions that Ogden Environmental does not intend to participate in the litigation or otherwise defend against the claims against it. Because the extent to which Ogden Environmental is responsible for the impoundment failure will be a determinate of the amount that other defendants are ultimately responsible for damages due to injured parties, Ogden Environmental's liability is likely to be contested by the other parties to the case, regardless of Ogden Environmental's non-participation.

On September 15, 2003, the Environmental Protection Agency (the "EPA") issued a "General Notice Letter" identifying Covanta as among 41 potentially responsible parties ("PRPs") with respect to the Diamond Alkali Superfund Site/"Lower Passaic River Project." The EPA alleges that the PRPs are liable for releases or potential releases of hazardous substances to a 17 mile segment of the Passaic River, located in northern New Jersey, and requests the PRPs' participation as "cooperating parties" with respect to the funding of a five to seven year study to determine an environmental remedial and restoration program. The EPA currently estimates the cost of this study at $20 million. The study also will be used in determining the PRPs' respective shares of liability for costs associated with implementation of the selected cleanup program, as well as potential damages for injury to, destruction of, or loss of natural resources. As a result of uncertainties regarding the source and scope of contamination, the number of PRPs that ultimately may be named in this matter, and the varying degrees of responsibility among classes of PRPs, the Company's share of liability, if any, cannot be determined at this time. Covanta was a Debtor and consequently its liability, if any, should be discharged in accordance with the Chapter 11 process. On March 5, 2004, one PRP filed a motion in the Bankruptcy Court for leave to file a late proof of claim; no other proofs of claim have been filed relating to this matter. The allegations as to Covanta relate to discontinued, non-energy operations.

In 1985, Covanta sold its interests in several manufacturing subsidiaries, some of which allegedly used asbestos in their manufacturing processes, and one of which was Avondale Shipyards, now a subsidiary of Northrop Grumman Corporation. Some of these former subsidiaries have been and continue to be parties to asbestos-related litigation. In 2001, Covanta was named a party, with 45 other defendants, to one such case. Before the First Petition Date, Covanta had filed for its dismissal from the case. Also, eleven proofs of claim seeking unliquidated amounts have been filed against Covanta in the Chapter 11 Cases based on what appears to be purported asbestos-related injuries that may relate to the operations of former Covanta subsidiaries. Covanta believes that these claims lack merit and has filed objections to them, and plans to object vigorously to such claims if necessary to resolve them.

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

     1. On June 8, 2001, the EPA named the Company's wholly-owned subsidiary, Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 PRPs at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire in connection with alleged waste disposal by PRPs on this site. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. According to the EPA, the costs of response actions incurred as of January 2004 by the EPA and the State of New Hampshire total approximately $19 million, and the estimated cost to implement the remedial alternative selected in the Record of Decision is an additional $48 million. Covanta Haverhill, Inc. is participating in PRP group discussions towards settlement of the EPA's claims and will continue to seek a negotiated resolution of this matter. Although Covanta Haverhill, Inc.'s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs, the Company believes that based on the amount of materials Covanta Haverhill, Inc. sent to the site, any liability will not be material. Covanta Haverhill, Inc. was not a Debtor.

     2. On April 9, 2001, Ogden Ground Services, Inc. and Ogden Aviation, Inc., together with approximately 250 other parties, were named by Metropolitan Dade County, Florida as PRPs, pursuant to the Environmental Remediation Laws, with respect to an environmental cleanup at the Miami Dade International Airport. Dade County alleges that it has expended over $200 million in response and investigation costs and expects to spend an additional $250 million to complete necessary response actions. The lawsuit is currently subject to a tolling agreement between PRPs and Dade County. The Company's liability, if any, arose from its pre-petition unsecured obligation to indemnify the transferee of Ogden Ground Services, which obligation has been extinguished by means of the mutual settlement, waiver and release agreement between Covanta and the transferee approved by the Bankruptcy Court on December 23, 2003. Ogden Aviation, Inc. is a liquidating Debtor and the above matter is expected to have no impact on the Company.

     3. On May 25, 2000 the California Regional Water Quality Control Board, Central Valley Region, issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station, a general partnership in which one of Covanta's subsidiaries owns 50% and which owns and operates an independent power project in Jamestown, California which uses waste wood as a fuel. The order is in connection with the partnership's neighboring property owner's use of ash generated by Chinese Station's plant. Chinese Station completed the cleanup in mid-2001 and submitted its Clean Closure Report to the Water Quality Control Board on November 2, 2001. The Board and other state agencies continue to investigate alleged civil and criminal violations associated with the management of the material. The partnership believes it has valid defenses, and a petition for review of the order is pending. Settlement discussions in this matter are underway. Based on penalties proposed by the Board, the Company believes that this matter can be resolved in amounts that will not be material to the Company taken as a whole. Chinese Station and Covanta's subsidiary that owns a partnership interest in Chinese station were not Debtors.

     4. On January 4, 2000 and January 21, 2000, United Air Lines, Inc. and American Airlines, Inc., respectively, named Ogden New York Services, Inc., in two separate lawsuits (collectively, the "Airlines Lawsuits") filed in the Supreme Court of the State of New York, which have been consolidated for joint trial. The lawsuits seek a judgment declaring that Ogden New York Services is responsible for petroleum contamination at airport terminals formerly or currently leased by United and American at John F. Kennedy International Airport in New York City. United seeks approximately $1.9 million in remediation costs and legal expenses, as well as certain declaratory relief, against Ogden New York Services and four airlines, including American Airlines. American seeks approximately $74.5 million in remediation costs and legal fees from Ogden New York Services and United Air Lines. Ogden New York Services has filed counter-claims and cross-claims against United and American for contribution. American filed a proof of claim against Ogden New York Services in the Chapter 11 Case, alleging an unsecured claim of approximately $74 million. Ogden New York Services disputes the allegations and believes that the damages sought are overstated in view of the airlines' responsibility for the alleged contamination and that Ogden New York Services has defenses under its respective leases and its permits with the Port Authority of New York and New Jersey which operates the airport. This litigation was stayed as to Ogden New York as a result of the Chapter 11 Cases. Ogden New York Services believes that the claims asserted by United and American are prepetition unsecured obligations of Ogden New York (a liquidating Debtor) under the Liquidation Plan, and that therefore the Company should have no further financial responsibility regarding those matters beyond the assets of Ogden New York Services, which may include its rights as an insured under the Company. In connection with this litigation, prior to the Petition Date, Ogden New York Services commenced an action against Zurich Insurance Company. This litigation sought, among other things, a declaratory judgment that Zurich was obligated to defend and indemnify Ogden New York Services in the litigation under certain environmental impairment liability policies. In April 2003, in order to avoid the uncertainty and continued costs of the litigation, Ogden New York Services and Zurich reached a settlement whereby Zurich agreed to pay to Ogden New York $1.8 million for environmental impairments allegedly resulting from the Ogden New York's fueling operations at JFK Airport. American Airlines maintains it is entitled to a portion of the insurance proceeds and in connection with obtaining Bankruptcy Court approval of the settlement with Zurich, American and Ogden New York Services agreed that the Bankruptcy Court's approval would provide that (i) Ogden New York Services preserved its rights to argue that American was not entitled to any amount of the settlement proceeds, (ii) American preserved its rights to assert a claim for the amount received by Ogden New York Services in the settlement, and (iii) Ogden New York Services agreed not to distribute this amount to any other party interest on account of any purported interests in such proceeds without prior Bankruptcy Court order and without prior notice to American's counsel. Although American has asserted its rights to the settlement proceeds in its objections to the settlement with Zurich, it has not to date filed an adversary proceeding in Ogden New York Services' bankruptcy case or taken any other action seeking a determination of its rights to the settlement proceeds. Under the Reorganization Plan, the settlement proceeds, as will be transferred to the Company and will not be available for distribution to any of Ogden New York's unsecured creditors, including American. The Company and American Airlines have reached a tentative agreement pursuant to which the Company would pay American Airlines $500,000 with respect to the Company's recovery from Zurich, American Airlines would be allowed a $15 million claim against Ogden New York Services, Inc, a liquidating Debtor, and American Airlines would be assigned the Company's rights against its insurers with respect to American Airlines' claims. The settlement is subject to definitive documentation and Bankruptcy Court approval.

     5. On December 23, 1999, an aviation subsidiary of Covanta was named as a third-party defendant in an action filed in the Superior Court of the State of New Jersey alleging that the aviation subsidiary generated hazardous substances at a reclamation facility known as the Swope Oil and Chemical Company Site. Third-party plaintiffs seek contribution and indemnification from the aviation subsidiary and over 90 other third parties, as PRPs, for costs incurred and to be incurred in the cleanup. This action was stayed pending the outcome of first- and second-party claims. The aviation subsidiary's share of liability, if any, cannot be determined at this time because of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. The aviation subsidiary is a liquidating Debtor and this matter is expected to have no impact on the Company.

OTHER MATTERS

1. As discussed in "Developments in Project Restructurings", prior to the Petition Date, Covanta Onondaga commenced litigation challenging an effort by OCRRA to terminate its service agreement with Covanta Onondaga. All of this litigation, including the above mentioned appeals, has been resolved pursuant to the settlement between OCRRA and the Debtors, and is in the process of being dismissed following the effective date of the Reorganization Plan.

2. As discussed above in "Developments in Project Restructurings", the Town of Babylon, New York filed a proof of claim against Covanta Babylon for approximately $13.4 million in pre-petition damages and $5.5 million in post-petition damages, alleging that Covanta Babylon has accepted less waste than required under the service agreement between the Babylon and Covanta Babylon at the waste to energy facility in Babylon. The Company and the Town have reached a settlement of their disputes and associated litigation in Bankruptcy Court has been dismissed. See Item 1.

        3. In late 2000, Lake County, Florida commenced a lawsuit in Florida state court against Covanta Lake, Inc. which also refers to its merged successor, as defined below) relating to the waste-to-energy facility operated by Covanta in Lake County, Florida (the "Lake Facility"). In the lawsuit, Lake County sought to have its Service Agreement with Covanta Lake declared void and in violation of the Florida Constitution. That lawsuit was stayed by the commencement of the Chapter 11 Cases. Lake County subsequently filed a proof of claim seeking in excess of $70 million from Covanta Lake and Covanta.

               On June, 20, 2003, Covanta Lake filed a motion with the Bankruptcy Court seeking entry of an order (i) authorizing Covanta Lake to assume, effective upon confirmation of a plan of reorganization for Covanta Lake, its Service Agreement with Lake County, (ii) finding no cure amounts due under the Service Agreement, and (iii) seeking a declaration that the Service Agreement is valid, enforceable and constitutional, and remains in full force and effect. Contemporaneously with the filing of the assumption motion, Covanta Lake filed an adversary complaint asserting that Lake County is in arrears to Covanta Lake in the amount of more than $8.5 million. Shortly before trial commenced in these matters, the Company and Lake County reached a tentative settlement calling for a new agreement specifying the parties' obligations and restructuring of the project. That tentative settlement and the proposed restructuring will involve, among other things, termination of the existing Service Agreement and the execution of a new waste disposal agreement which shall provide for a put-or-pay obligation on Lake County's part to deliver 163,000 tons per year of acceptable waste to the Lake Facility and a different fee structure; a replacement guarantee from Covanta in a reduced amount; the payment by Lake County of all amounts due as "pass through" costs with respect to Covanta Lake's payment of property taxes; the payment by Lake County of a specified amount in each of 2004, 2005 and 2006 in reimbursement of certain capital costs; the settlement of all pending litigation; and a refinancing of the existing bonds.

               The Lake settlement is contingent upon, among other things, receipt of all necessary approvals, as well as a favorable outcome to the Company's pending objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing Service Agreement that would be terminated under the proposed settlement. On November 3-5, 2003, the Bankruptcy Court conducted a trial on Mr. Gregg's proofs of claim. At issue in the trial was whether Mr. Gregg is entitled to damages as a result of Covanta Lake's proposed termination of the existing Service Agreement and entry into a waste disposal agreement with Lake County. As of March 22, 2004, the Bankruptcy Court had not ruled on the Company's claims objections. Based on the foregoing, the Company has determined not to propose a plan of reorganization or plan of liquidation for Covanta Lake at this time, and instead that Covanta Lake should remain a debtor-in-possession after the effective date of the Reorganization Plan.

               To emerge from bankruptcy without uncertainty concerning potential claims against Covanta related to the Lake Facility, Covanta has rejected its guarantees of Covanta's obligations relating to the operation and maintenance of the Lake Facility. The Company anticipates that if a restructuring is consummated, Covanta may at that time issue new parent guarantees in connection with that restructuring and emergence from bankruptcy.

               Depending upon the ultimate resolution of these matters with Mr. Gregg and the County, Covanta Lake may determine to assume or reject one or more executory contracts related to the Lake Facility, terminate the Service Agreement with Lake County for its breaches and default and pursue litigation against Lake County and/or Mr. Gregg. Based on this determination, the Company may reorganize or liquidate Covanta Lake. Depending on how Covanta Lake determines to proceed, creditors of Covanta Lake may not receive any recovery on account of their claims.

               The Company expects that the outcome of these disputes will not affect its ability to implement its plan of reorganization.

        4. During 2003 Covanta Tampa Construction, Inc. completed construction of a 25 million gallon per day desalination-to-drinking water facility under a contract with TBW near Tampa, Florida. Covanta Energy Group, Inc., guaranteed CTC's performance under its construction contract with TBW. A separate subsidiary, Covanta Tampa Bay, Inc entered into a contract with TBW to operate the Tampa Water Facility after construction and testing is completed by CTC. As construction of the Tampa Water Facility neared completion, the parties had material disputes between them, primarily relating to (i) whether CTC has satisfied acceptance criteria for the Tampa Water Facility; (ii) whether TBW has obtained certain permits necessary for CTC to complete start-up and testing, and for CTB to subsequently operate the Tampa Water Facility; (iii) whether influent water provided by TBW for the Tampa Water Facility is of sufficient quality to permit CTC to complete start-up and testing, or to permit CTB to operate the Tampa Water Facility as contemplated and (iv) if and to the extent that the Tampa Water Facility cannot be optimally operated, whether such shortcomings constitute defaults under CTC's agreements with TBW.

               In October 2003, TBW issued a default notice to CTC, indicated that it intended to commence arbitration proceedings against CTC, and further indicated that it intended to terminate CTC's construction agreement. As a result, on October 29, 2003, CTC filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in order to, among other things, prevent attempts by TBW to terminate the construction agreement between CTC and TBW. On November 14, 2003, TBW commenced an adversary proceeding against CTC and filed a motion seeking a temporary restraining order and preliminary injunction directing that possession of the Tampa Water Facility be turned to TBW. On November 25, 2003, the Bankruptcy Court denied the motion for a temporary restraining order and preliminary injunction and ordered, among other things, that the parties attempt to resolve their disputes in a non-binding mediation.

               In February 2004 the Company and TBW reached a tentative compromise of their disputes which has been approved by the Bankruptcy Court, subject to definitive documentation, and confirmation of an acceptable plan of reorganization for CTC and CTB, which were not included in the Reorganization Plan. Under that tentative compromise, all contractual relationships between the Company and TBW will be terminated, CTC will operate the facility in "hot stand-by" for a limited period of time, and the responsibility for optimization and operation of the Tampa Water Facility will be transitioned to a new, non-affiliated operator. In addition, TBW will pay $4.95 million to or for the benefit of CTC, of which up to $550,000 is earmarked for the payment of claims under the subcontracts previously assigned by the Company to TBW. The settlement funds ultimately would be distributed to creditors and equity holders of CTC and CTB pursuant to a plan of reorganization for CTC.

               If the parties are unable to resolve their differences consensually, and depending upon, among other things, whether the parties are able to successfully effect the settlement described above, the Company may, among other things, commence additional litigation against TBW, assume or reject one or more executory contracts related to the Tampa Water Facility, or propose liquidating plans and/or file separate plans of reorganization for CTB and/or CTC. In such an event, creditors of CTC and CTB may not receive any recovery on account of their claims.

               In such an event, creditors of CTC and CTB may not receive any recovery on account of their claims.

               The Company expects that the outcome of these disputes will not negatively affect its ability to implement its plan of reorganization.

See Notes 2, 17 and 33 for additional information regarding commitments and contingent liabilities.

30. BUSINESS SEGMENTS

As a result of the management restructuring and overhead reduction (see Note 2) effective October 1, 2002 the Company's three reportable segments are: Domestic energy and water, International energy and Other.

Covanta's two energy segments develop, operate and in some cases own, domestic and international energy generating facilities that utilize a variety of fuels, as well as water and wastewater facilities that will serve communities on a long-term basis.

For the years ended December 31, 2003, 2002 and 2001 segment and corporate results were as follows (expressed in thousands of dollars):

                                                              2003         2002         2001
-----------------------------------------------------------------------------------------------
Revenues:
Domestic energy and water                                   $ 619,097    $ 628,165    $ 658,565
International energy                                          171,367      185,363      132,575
Other                                                               4       12,253      126,506
                                                            ---------    ---------    ---------
Total revenue                                                 790,468      825,781      917,646
                                                            ---------    ---------    ---------
Income (Loss) from Operations:
Domestic energy and water                                      61,333       53,725       90,517
International energy                                           50,031       34,881       26,834
Other, including writedown of assets held for sale             11,040       (9,779)    (248,230)
Writedown of assets held for use
   International energy                                            --      (78,863)          --
   Other                                                      (16,704)      (6,000)          --
Corporate unallocated income
     and expenses-net                                         (15,778)     (22,131)     (35,386)
                                                            ---------    ---------    ---------
Operating income (loss)                                        89,922      (28,167)    (166,265)
Interest expense - net                                        (36,990)     (41,587)     (39,306)
Reorganization items                                          (83,346)     (49,106)          --
                                                            ---------    ---------    ---------
Loss from continuing operations before income taxes,
    minority interests, discontinued operations and the
    cumulative effect of changes in accounting principles   $ (30,414)   $(118,860)   $(205,571)
                                                            =========    =========    =========

Covanta's revenues include $0.5 million, $1.2 million, and $0.9 million from United States government contracts for the years ended December 31, 2003, 2002 and 2001, respectively.

Total revenues by segment reflect sales to unaffiliated customers. In computing income (loss) from operations, none of the following have been added or deducted: unallocated corporate expenses, non-operating interest expense, interest income and income taxes.

For the years ended December 31, 2003 and 2002 segment and corporate assets and results are as follows (expressed in thousands of dollars):

                          Identifiable   Depreciation and         Capital
                                Assets       Amortization       Additions
-------------------------------------------------------------------------
2003
Domestic energy and water   $1,890,321       $   54,279       $   15,068
International energy           400,930           16,601            6,852
Other                          322,329            1,052              234
                            ----------       ----------       ----------
Consolidated                $2,613,580           71,932       $   22,154
                            ==========       ==========       ==========

2002
Domestic energy and water   $2,307,159       $   57,939       $   18,884
International energy           412,713           18,410            1,941
Other                          120,235            1,019              442
                            ----------       ----------       ----------
Consolidated                $2,840,107       $   77,368       $   21,267
                            ==========       ==========       ==========

2001
Domestic energy and water                    $   58,711       $   46,497
International energy                             15,713           14,098
Other                                             4,063              798
                                            -----------       ----------
Consolidated                                 $   78,487       $   61,393
                                            ===========       ==========

Covanta's areas of operations are principally in the United States. Operations outside of the United States are primarily in Asia, with some projects in Latin America and Europe. No single foreign country or geographic area is significant to the consolidated operations. A summary of revenues by geographic area for the years ended December 31, 2003, 2002 and 2001 (expressed in thousands of dollars) is as follows:

                   2003       2002       2001
----------------------------------------------
Revenues:
United States   $619,101   $640,045   $767,919
Asia             170,357    184,130    107,595
Latin America        692        553     29,215
Europe               318        146      9,155
Other                 --        907      3,762
                --------   --------   --------
Total           $790,468   $825,781   $917,646
                ========   ========   ========

A summary of identifiable assets by geographic area for the years ended December 31, 2003 and 2002 (expressed in thousands of dollars) is as follows:

----------------------------------------------
                           2003         2002
----------------------------------------------
Identifiable Assets:
United States          $2,205,702   $2,458,758
Asia                      280,242      272,556
Latin America                 537          394
Europe                     28,260       24,309
Other                      98,839       84,090
                       ----------   ----------
Total                  $2,613,580   $2,840,107
                       ==========   ==========

31. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(Expressed in thousands of dollars)                     2003        2002        2001
------------------------------------------------------------------------------------
Cash Paid for Interest and Income Taxes:
Interest (net of amounts capitalized)              $  91,718   $  93,139   $ 123,052
Income taxes paid (refunded)                          11,112      11,485      (4,929)
Noncash Investing and Financing Activities:
Conversion of preferred shares for common shares          --           1           2
Reduction of notes receivable from key employees         419          --         179

32. RELATED PARTY TRANSACTIONS

In 1999, four officers of the Company were extended loans for the purpose of paying the exercise price and withholding taxes in connection with their exercise of certain stock options. In 1999, following the termination of his employment the loans of the former Chairman of the Company were forgiven as part of the settlement of litigation brought by him to enforce payment of his severance.

On November 26, 2001 the remaining notes receivable and accrued interest from other officers were restructured as a settlement of a dispute surrounding the circumstances under which the loans were originally granted. That settlement changed the notes from a fixed principal amount which accrued interest to a variable amount equal to the market value, from time to time, of the Covanta common shares purchased by the officers when exercising the above-mentioned stock options. At that time, the notes receivable and accrued interest recorded by the Company were adjusted to the $0.9 million market value of the Company's common shares underlying those notes. Also, the subsequent indexing to the Company's stock price of the balance due under the notes is marked to fair value each reporting period, with the change in fair value recorded in earnings and as an asset or liability. As of December 31, 2003 Notes receivable from key employees for common stock issuance were ,as a result of the resignation of one of the officers reduced by $0.4 million, the original amount recorded on such note.. The notes remaining are due upon the sale of the stock. Through December 31, 2003, none of the stock has been sold.

In addition, one member of the Company's previous Board of Directors was a partner in a major law firm, and another member is an employee of another major law firm. From time to time, the Company sought legal services and advice from those two law firms. During 2003, 2002 and 2001, the Company paid those two law firms approximately $0.5 million, $1.4 million and $1.0 million, and zero, $2.7 million and $2.7 million, respectively, for services rendered.

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

The fair-value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002. However, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2003 and current estimates of fair value may differ significantly from the amounts presented herein.

The estimated fair value (expressed in thousands of dollars) of financial instruments at December 31, 2003 and 2002, is summarized as follows:

                                                     2003                       2002
--------------------------------------------------------------------------------------------------
                                            Carrying     Estimated      Carrying     Estimated
                                              Amount     Fair Value       Amount     Fair Value
--------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                  $  289,424   $  289,424   $  115,815   $  115,815
Marketable securities                           2,460        2,460        2,353        2,353
Receivables                                   355,456      356,549      406,722      419,862
Restricted funds                              198,884      198,904      262,034      262,400
Interest rate swap receivable                  16,728       16,728       19,137       19,137
LIABILITIES:
Debt                                           11,642       11,642       40,229       40,789
Project debt                                1,032,401    1,068,565    1,243,382    1,260,948
Interest rate swap payable                     16,728       16,728       19,137       19,137
Liabilities subject to compromise             956,095 (b)               892,012 (b)

OFF BALANCE-SHEET FINANCIAL INSTRUMENTS:
Guarantees  (a)
-------------------------

(a) additionally guarantees include approximately $16.9 million primarily of guarantees related to international energy projects.
(b)  see Note 2

Effective with the adoption of SFAS No. 133 on January 1, 2001, the interest rate swap is recorded in other noncurrent assets and other noncurrent liabilities in the Consolidated Balance Sheets (see Note 1).

34. FRESH START ACCOUNTING (UNAUDITED)

The Company's emergence from Chapter 11 proceedings on March 10, 2004 will result in a new reporting entity and adoption of fresh start accounting as of that date, in accordance with SOP 90-7. The consolidated financial statements as of December 31, 2003 do not give effect to any adjustments in the carrying values of assets or liabilities that will be recorded upon implementation of the Company's plan of reorganization.

The following unaudited pro forma financial information reflects the implementation of the Plan as if the Plan had been effective on December 31, 2003. Reorganization adjustments have been estimated in the pro forma financial information to reflect the discharge of debt and the adoption of fresh start reporting in accordance with SOP 90-7. The pro forma value allocated to the assets and liabilities of the Company in proportion to their relative fair values is in conformity with SFAS No. 141 "Business Combinations".

Estimated reorganization adjustments in the Pro Forma Balance Sheet result primarily from the:

     (i)  reduction of property, plant and equipment carrying values;

     (ii) increase in the carrying value of the Company's various operation and maintenance agreements and power purchase agreements;

     (iii) forgiveness of the Company's pre-petition debt;

     (iv) issuance of New Common Stock and Notes pursuant to the Plan;

     (v) payment of various administrative and other claims associated with the Company's emergence from Chapter 11; and

     (vi) distribution of cash of $235.5 million to the Company's pre-petition secured lenders.

These adjustments were based upon the preliminary work of the Company and financial consultants, as well as other valuation estimates to determine the relative fair values of the Company's assets and liabilities. The allocation of the reorganization value to individual assets and liabilities will change based upon facts present at the actual effective date of the Company's plan of reorganization and will result in differences to the fresh start adjustments and allocated values estimated in this pro forma information.

UNAUDITED PROFORMA BALANCE SHEET
-------------------------------------------------------------------------------------------------------------------
                                                  DECEMBER 31,     LIQUIDATING      DISCHARGE OF     ISSUANCE OF
                                                     2003          ENTITIES (A)     INDEBTEDNESS        NOTES
-------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $   289,424    $    (1,097)      $  (235,473)(b)   $    30,000(d)
Restricted funds held in trust                        79,404             --            98,000(b)             --
Receivables                                          230,093         (2,828)               --                --
Deferred income taxes                                  9,763            (21)               --                --
Prepaid expenses and other current assets             82,115             --                --                --
                                                 -----------    -----------       -----------       -----------
TOTAL CURRENT ASSETS                                 690,799         (3,946)         (137,473)           30,000
Property, plant and equipment-net                  1,453,354             --                --                --
Restricted funds held in trust                       119,480             --                --                --
Unbilled service and other receivables               125,363             --                --                --
Unamortized contract acquisition costs-net            27,073             --                --                --
Other intangible assets-net                            7,073             --                --                --
Service contracts                                         --             --                --                --
Energy contracts                                          --             --                --                --
Investments in and advances to investees and
   joint ventures                                    137,374            (23)               --                --
Other assets                                          53,064         (2,056)               --                --
Reorganization value in excess of net assets              --             --          (647,924)(l)       353,800(l)
                                                 -----------    -----------       -----------       -----------
TOTAL ASSETS                                     $ 2,613,580    $    (6,025)      $  (785,397)      $   383,800
                                                 ===========    ===========       ===========       ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES:
CURRENT LIABILITIES:
Current portion of long-term debt                $     9,492    $      (147)      $        --       $        --
Current portion of project debt                       99,216             --                --                --
Accounts payable                                      23,584         (3,100)               --                --
Accrued expenses                                     208,342        (13,313)           51,674(b)             --
Deferred income                                       37,431             --                --                --
                                                 -----------    -----------       -----------       -----------
TOTAL CURRENT LIABILITIES                            378,065        (16,560)           51,674                --
Long-term debt                                         2,150             --                --           336,500(e)
Project debt                                         933,185             --                --                --
Deferred income taxes                                195,059         (2,185)               --                --
Deferred income                                      129,304             --                --                --
Other liabilities                                     78,358             --                --                --
Liabilities subject to compromise                    956,095       (128,024)         (824,361)(c)            --
                                                 -----------    -----------       -----------       -----------
TOTAL LIABILITIES                                  2,672,216       (146,769)         (772,687)          336,500
                                                 -----------    -----------       -----------       -----------
MINORITY INTERESTS                                    69,398             --                --               175(d)
                                                 -----------    -----------       -----------       -----------
SHAREHOLDERS' DEFICIT:
Serial cumulative convertible preferred stock             33             --               (33)(c)            --
Common stock                                          24,912             --           (24,912)(c)             -(d)
Capital surplus                                      188,156       (132,096)          (56,060)(c)        47,125(d)
Notes receivable from key employees for common
   stock issuance                                       (451)            --               451 (c)            --
Deficit                                             (340,661)       272,718            67,943(c)             --
Accumulated other comprehensive income (loss)            (23)           122               (99)(c)            --
                                                 -----------    -----------       -----------       -----------
TOTAL SHAREHOLDERS' DEFICIT                         (128,034)       140,744           (12,710)           47,125
                                                 -----------    -----------       -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT      $ 2,613,580    $    (6,025)      $  (785,397)      $   383,800
                                                 ===========    ===========       ===========       ===========

UNAUDITED PROFORMA BALANCE SHEET
----------------------------------------------------------------------------------
                                                 FRESH START    PRO-FORMA DECEMBER
                                                 ADJUSTMENTS         31, 2003
----------------------------------------------------------------------------------
(In Thousands of Dollars)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $        --       $    82,854(k)
Restricted funds held in trust                            --           177,404
Receivables                                               --           227,265
Deferred income taxes                                 (9,742)(j)            --
Prepaid expenses and other current assets                 --            82,115
                                                 -----------       -----------
TOTAL CURRENT ASSETS                                  (9,742)          569,638
Property, plant and equipment-net                   (214,819)(f)     1,238,535
Restricted funds held in trust                            --           119,480
Unbilled service and other receivables                    --           125,363
Unamortized contract acquisition costs-net           (27,073)(g)            --
Other intangible assets-net                           (7,073)(g)            --
Service contracts                                    407,222(f)        407,222
Energy contracts                                      36,586(f)         36,586
Investments in and advances to investees and
   joint ventures                                    (37,724)(f)        99,627
Other assets                                         (26,491)(g)        24,517
Reorganization value in excess of net assets         294,124(l)             --
                                                 -----------       -----------
TOTAL ASSETS                                     $   415,010       $ 2,620,968
                                                 ===========       ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES:
CURRENT LIABILITIES:
Current portion of long-term debt                $        --       $     9,345
Current portion of project debt                           --            99,216
Accounts payable                                                        20,484
Accrued expenses                                      30,759(j)        277,462
Deferred income                                           --            37,431
                                                 -----------       -----------
TOTAL CURRENT LIABILITIES                             30,759           443,938
Long-term debt                                            --           338,650
Project debt                                          38,870(h)        972,055
Deferred income taxes                                320,956(j)        513,830
Deferred income                                           --           129,304
Other liabilities                                     51,403(i)        129,761
Liabilities subject to compromise                                        3,710
                                                 -----------       -----------
TOTAL LIABILITIES                                    441,988         2,531,248
                                                 -----------       -----------
MINORITY INTERESTS                                   (26,978)(f)        42,595
                                                 -----------       -----------
SHAREHOLDERS' DEFICIT:
Serial cumulative convertible preferred stock             --                --
Common stock                                              --                --
Capital surplus                                           --            47,125
Notes receivable from key employees for common
   stock issuance                                         --                --
Deficit                                                   --
Accumulated other comprehensive income (loss)             --                --
                                                 -----------       -----------
TOTAL SHAREHOLDERS' DEFICIT                               --            47,125
                                                 -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT      $   415,010       $ 2,620,968
                                                 ===========       ===========

     (a) Pro Forma Balance Sheet excludes entities not purchased by Danielson. These entities will be liquidated as part of the bankruptcy process.

     (b) Reflects the reclassification of $98,000 in cash to Restricted Cash to pay for accrued exit costs; $46,326 was already accrued for in the December 31, 2003 consolidated balance sheet and an additional $51,674 is accrued for in the Pro Forma Balance Sheet.

     (c) Reflects the payment of $137,473 in payments for exit costs and payments to the Company's pre-petition secured creditors. Reflects the discharge of pre-petition indebtedness, except for those related to the Warren, Lake, and Tampa Bay facilities which remain in bankruptcy but are part of the emerging entity purchased, by Danielson. Additional reflects the cancellation of all outstanding shares of Old Common Stock, Old Preferred Stock, additional paid-in capital, and accumulated other comprehensive loss.

     (d) Reflects the issuance of 200 shares of $1 par value Common Stock to Danielson for $30,000 in cash. In addition, Danielson's purchase price includes $6,000 in closing costs and a fair value of $11,300 for the right of certain pre-petition creditors to participate in Danielson Rights offering expected to occur later in 2004. Danielson had purchased 25% of the Lake facility prior to emergence and it is accounted for as a minority interest.

     (e) Reflects the issuance of $205,000 principal amount of New High Yield Secured Notes, $36,500 principal amount of New Reorganization Plan Unsecured Notes, and $95,000 in new CPIH Funded Debt.

     (f) Reflects the adjustment of property, plant and equipment to an estimated fair value of $1,238,535, investments in joint ventures to an estimated fair value of $99,627, and minority interests to an estimated fair value of $42,595. In addition, two new asset classes were allocated estimated fair values: $407,222 for services contracts, which the reflects the value of the operating services provided to municipally-owned waste-to-energy facilities, and $36,586 for energy contracts in excess of market.

     (g) Reflects the write down to an estimated fair value of $0 for unamortized contract acquisition costs, prepaid financing costs, and goodwill.

     (h)  Reflects the adjustment of project debt to a fair value of $972,055.

     (i) Reflects additional accrued pension liabilities of $29,066 and accrued post-retirement benefits of $22,337.

     (j) Reflects an adjustment to deferred tax liabilities to reflect the new fair value of the Company's fixed and intangible assets.

     (k) Pro Forma cash and cash equivalents consists of $40 million in domestic cash, $5 million in CPIH cash, and $37.9 million in cash held at international project companies.

     (l) Reorganization value in excess of net assets represents goodwill. Negative goodwill has been allocated, after all the fresh start adjustments as a reduction to property, plant and equipment and to intangible assets.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Covanta Energy Corporation (Debtor in Possession)

We have audited the accompanying Consolidated Balance Sheets of Covanta Energy Corporation (Debtor in Possession) and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related Statements of Consolidated Operations and Comprehensive Income (Loss), Shareholders' Equity (Deficit) and Consolidated Cash Flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Quezon Power, Inc. ("Quezon") for the year ended December 31, 2003, the Company's investment in which is accounted for by use of the equity method. The Company's equity of $92,492,179 in Quezon's net assets at December 31, 2003 and of $20,880,840 in that company's net income for the year then ended is included in the accompanying financial statements. The financial statements of Quezon were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2, the Company and various domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in their businesses. On March 3, 2004, the Bankruptcy Court entered an order confirming the Company's plan of reorganization which became effective after the close of business on March 10, 2004.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2, the Company's dependence upon, among other things, the Company's ability to utilize the net operating loss carry forwards of Danielson Holding Corporation and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Notes 1 and 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, on January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived-Assets" and on January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 26, 2004

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

On April 1, 2002, Covanta Energy Corporation and various domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company's Consolidated Financial Statements have been prepared on a "going concern" basis in accordance with accounting principles generally accepted in the United States of America. The "going concern" basis of presentation assumes that Covanta will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, the Company's ability to utilize the net operating loss carry forwards of Danielson Holding Corporation and the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurances this can be accomplished and if it were not, the Company's ability to realize the carrying value of its assets and discharge its liabilities would be subject to uncertainty. Therefore, if the "going concern" basis were not used for the Company's Consolidated Financial Statements, significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

The Company's Consolidated Financial Statements have also been prepared in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Substantially all unsecured liabilities as of the Petition Date were subject to compromise or other treatment under the Reorganization Plan. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases are segregated and classified as Liabilities Subject to Compromise in the Consolidated Balance Sheet.

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

Through the Company's emergence from bankruptcy, its Board of Directors pursued its oversight role for these financial statements through its Audit Committee, which is composed solely of nonaffiliated directors. The Audit Committee, in this oversight role, met periodically with management to monitor their responsibilities. The Audit Committee also met periodically with the independent auditors and the internal auditors, both of whom have free access to the Audit Committee without management present. Upon the Effective Date of the Company's Reorganization Plan, the Audit Committee of the Company's parent, Danielson Holding Corporation, functions as the Company's Audit Committee.

The independent auditors express an opinion on our financial statements. Their opinion is based on procedures they consider to be sufficient to enable them to reach a conclusion as to the fairness of the presentation of the financial statements.

Anthony J. Orlando
President and Chief Executive Officer

COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

The 2003 and 2002 quarterly results of operations have been reclassified to reflect discontinued operations (see Note 3 for further discussion).

The following table summarizes the 2003 quarterly results of operations:

2003 QUARTER ENDED                               MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
------------------------------------------------------------------------------------------------------
Total revenues from continuing operations     $   196,411    $   211,596    $   192,055    $   190,406
                                              -----------    -----------    -----------    -----------
Operating income from continuing operations   $    21,801    $    37,872    $    13,935    $    16,314
                                              -----------    -----------    -----------    -----------
Loss from continuing operations               $    (2,781)   $     6,588    $   (18,328)   $   (12,243)
                                              -----------    -----------    -----------    -----------
Income from discontinued operations                 1,789          4,902          8,068         64,055
                                              -----------    -----------    -----------    -----------
Loss from cumulative effect of change
    in accounting principle                        (8,538)            --             --             --
                                              -----------    -----------    -----------    -----------
Net income (loss)                             $    (9,530)   $    11,490    $   (10,260)   $    51,812
                                              ===========    ===========    ===========    ===========
Basic earnings (loss) per common share:
Loss from continuing operations               $     (0.06)   $      0.13   $     (0.37)   $     (0.25)
Income from discontinued operations                  0.04           0.10           0.16           1.29
Loss from cumulative effect of change                                 --             --             --
    In accounting principles                        (0.17)
                                              -----------    -----------    -----------    -----------
Total                                         $     (0.19)   $      0.23    $     (0.21)   $      1.04
                                              ===========    ===========    ===========    ===========
Diluted earnings (loss) per common share
Loss from continuing operations               $     (0.06)   $      0.13   $     (0.37)   $     (0.25)
Income from discontinued operations                  0.04           0.10           0.16           1.29
Loss from cumulative effect of change
   in accounting principle                          (0.17)            --             --             --
                                              -----------    -----------    -----------    -----------
Total                                         $     (0.19)   $      0.23    $     (0.21)   $      1.04
                                              ===========    ===========    ===========    ===========

The following table summarizes the 2002 quarterly results of operations:

2002 QUARTER ENDED                               MARCH 31     JUNE 30      SEPTEMBER 30   DECEMBER 31
------------------------------------------------------------------------------------------------------
Total revenues from continuing operations    $   203,203    $   213,893    $   205,312   $   203,373
                                             -----------    -----------    -----------   -----------
Operating income (loss) from continuing
    operations                               $   (27,771)   $   (53,732)   $    35,571   $    17,765
                                             -----------    -----------    -----------   -----------
Income (loss) from continuing operations     $   (40,906)   $   (78,892)   $     4,388   $   (12,288)
                                             -----------    -----------    -----------   -----------
Income (loss) from discontinued operations       (10,046)       (62,675)        13,071        16,295
                                             -----------    -----------    -----------   -----------
Loss from cumulative effect of change
    in accounting principle                       (7,842)            --             --            --
                                             -----------    -----------    -----------   -----------
Net income (loss)                            $   (58,794)   $  (141,567)   $    17,459   $     4,007
                                             ===========    ===========    ===========   ===========
Basic earnings (loss) per common share:
Income (loss) from continuing operations     $     (0.82)   $     (1.58)   $      0.09   $     (0.25)
Loss from discontinued operations                  (0.20)         (1.26)          0.26          0.33
Loss from cumulative effect of change
    in accounting principle                        (0.16)            --             --            --
                                             -----------    -----------    -----------   -----------
Total                                        $     (1.18)   $     (2.84)   $      0.35   $      0.08
                                             ===========    ===========    ===========   ===========
Diluted earnings (loss) per common share
Income (loss) from continuing operations     $     (0.82)   $     (1.58)   $      0.09   $     (0.25)
Loss from discontinued operations                  (0.20)         (1.26)          0.26          0.33
Loss from cumulative effect of change                                               --            --
   in accounting principles                        (0.16)            --             --            --
                                             -----------    -----------    -----------   -----------
Total                                        $     (1.18)   $     (2.84)   $      0.35   $      0.08
                                             ===========    ===========    ===========   ===========

See Note 2, 3, 4, 5, 9, 11, 17 and 25 to the Consolidated Financial Statements for information regarding reorganization items, write-offs and special charges during the years ended December 31, 2003 and 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, who also presently performs the functions of principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the Chief Executive Officer, who also presently performs the functions of principal financial officer, has concluded that, as of December 31, 2003, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company's internal control over financial reporting during the Company's three month period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF COVANTA

DIRECTORS OF COVANTA

       NAME AND AGE(1)                PRINCIPAL                                        FIRST BECAME
                                     OCCUPATION                                          A DIRECTOR            TERM EXPIRES
---------------------------------------------------------------------------------------------------------------------------
Anthony J. Orlando, 44         President and Chief Executive                                2004                   2005
                               Officer of Covanta

Philip Tinkler, 39             Chief Financial Officer of Danielson                         2004                   2005

Joseph P. Sullivan, 70         Retired Chairman of IMC Global; Director of Danielson        2004                   2005

     (1)  All information is as of March 18, 2004.

Mr. Orlando was named President and Chief Executive Officer of Covanta in November 2003. From March 2003 to November 2003 he served as Senior Vice President, Business and Financial Management of Covanta. From January 2001 until March 2003, Mr. Orlando served as Covanta's Senior Vice President, Waste to Energy. Previously he served as Executive Vice President of Covanta Energy Group, Inc., a Covanta subsidiary. Mr. Orlando joined Covanta in 1987.

Mr. Tinkler was named Chief Financial Officer of Danielson on January 27, 2003. Mr. Tinkler is also Chief Financial Officer of Equity Group Investments, L.L.C. ("EGI") and has served in various other capacities for EGI or its predecessors since 1990. Mr. Tinkler has been Vice President--Finance and Treasurer of First Capital Financial, LLC a sponsor of public limited real estate partnerships, since April 2001.

Mr. Sullivan has been a Director of Danielson since July 2002. Mr. Sullivan is a private investor and is currently retired after serving as the Chairman of the Board of IMC Global from July 1999 to November 2000, and as a Member of its Board of Directors and Executive Committee from March 1996 through December 2000.

EXECUTIVE OFFICERS OF COVANTA

Set forth below are the names, ages, current positions and terms of office of Covanta's current executive officers. With the exception of Messrs. Myones, Sarkar and Whitney, each executive officer listed below was an executive officer of Covanta at the time it filed for relief under Chapter 11 of the United States Bankruptcy Code.

                                                                                                       CONTINUALLY
                      POSITION AND                                             AGE AS OF               AN EXECUTIVE
NAME                  OFFICE HELD                                            March 10, 2004            OFFICER SINCE
--------------------------------------------------------------------------------------------------------------------------
Anthony J. Orlando    President and Chief                                          44                     2001(1)
                      Executive Officer

John M. Klett         Senior Vice President,                                       57                     1987(1)
                      Operations

Timothy J. Simpson    Senior Vice President, General Counsel and Secretary         45                     2001(1)

Seth Myones           Senior Vice President, Business Management                   45                     2004(1)

Scott Whitney         Senior Vice President, Business Development                  46                     2004(1)

Stephen M. Gansler    Senior Vice President,                                       49                     2001(2)
                      Human Resources

Jeffrey R. Horowitz   Senior Vice President                                        54                     2001(2)

Paul B. Clements      Senior Vice President                                        47                     2001(2)

Louis M. Walters      Vice President                                               51                     2001(1)
                      and Treasurer

Ashish Sarkar         Chief Executive Officer of CPIH                              55                     2004(3)

     (1) Except as described below, the term of office of each of these officers shall continue at the discretion of Covanta's Board of Directors.

     (2) Covanta and Messrs. Horowitz and Clements have agreed that these executive's employment with Covanta will terminate effective April 30, 2004 and April 9, 2004, respectively. Covanta and Mr. Gansler have agreed that Mr. Gansler's employment with Covanta will terminate effective sixty (60) days following the date on which his successor is retained, but in no event later than August 1, 2004.

     (3) Mr. Sarkar serves as Chief Executive Officer of CPIH, a Covanta subsidiary, pursuant to a contract that provides for an employment term of two years, subject to extension. Mr. Sarkar's employment may be terminated prior to the end of the term of his agreement by the unanimous vote of CPIH's Board of Directors, of which two directors are elected by Covanta and one by the holder of CPIH's preferred stock.

The following briefly describes the business experience, principal occupation and employment of the foregoing executive officers during the past five years:

Anthony J. Orlando was named President and Chief Executive Officer of Covanta in November 2003. From March 2003 to November 2003, he served as Senior Vice President, Business and Financial Management of Covanta. From January 2001 until March 2003, Mr. Orlando served as Covanta's Senior Vice President, Waste to Energy. Previously he served as Executive Vice President of Covanta Energy Group, Inc., a Covanta subsidiary. Mr. Orlando joined the Company in 1987.

John M. Klett was named Senior Vice President, Operations of Covanta in March 2003. Prior thereto he served as Executive Vice President of Covanta Waste to Energy, Inc. for more than five years. Mr. Klett joined the Company in 1986.

Timothy J. Simpson was named Senior Vice President, General Counsel and Secretary of Covanta in March 2004. From June 2001 to March 2004, Mr. Simpson served as Vice President, Associate General Counsel and Assistant Secretary of Covanta. Prior thereto he served as Senior Vice President, Associate General Counsel and Assistant Secretary of Covanta Energy Group, Inc., a Covanta subsidiary. Mr. Simpson joined the Company in 1992.

Seth Myones was named Senior Vice President, Business Management of Covanta in January 2004. From September 2001 until January 2004, Mr. Myones served as Vice President, Waste-to-Energy Business Management for Covanta Projects, Inc., a Covanta subsidiary. Previously he served as Regional Vice President, Business Management. Mr. Myones joined the Company in 1989.

Scott Whitney was named Senior Vice President, Business Development of Covanta in February 2004. Previously he served as Vice President, Business Development for Covanta Energy Group, Inc., a Covanta subsidiary. Mr. Whitney joined the Company in 1987.

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

Jeffrey R. Horowitz was named Senior Vice President of Covanta in March 2004. From August 2001 to March 2004, Mr. Horowitz served as Senior Vice President, General Counsel and Secretary of Covanta. From June 2001 to August 2001, Mr. Horowitz served as Senior Vice President for Legal Affairs and Secretary and prior to that time as Executive Vice President, General Counsel and Secretary of Covanta Energy Group, Inc, a Covanta subsidiary. Mr. Horowitz joined the Company in 1991.

Paul B. Clements was named Senior Vice President of Covanta in March 2004. From March 2003 to March 2004, Mr. Clements served as Senior Vice President, International Business Management and Operations of Covanta. From January 2001 until March 2003, Mr. Clements served as Covanta's Senior Vice President, Independent Power Operations. Mr. Clements previously served as Executive Vice President of Covanta Energy Group, Inc., and President of Covanta Energy West, Inc., both of which are Covanta subsidiaries. Mr. Clements joined the Company in 1988.

Louis M. Walters was named Vice President and Treasurer of Covanta in 2001. Prior to that time and since January 2000, Mr. Walters served as Treasurer of Covanta Energy Group, Inc. Prior to joining Covanta, Mr. Walters was Treasurer at Conectiv from 1998 to January 2000 and prior thereto was Treasurer at Atlantic Energy for more than five years

Ashish Sarkar was named Chief Executive Officer of CPIH in March 2004. From January 2002 until February 2004, Mr. Sarkar was President and Chief Executive Officer of Global Infrastructure Company, a consulting firm. He was President of Ogden Energy Asia Pacific Limited, a subsidiary of Covanta, from March 1995 until April 2001.

AUDIT COMMITTEE FINANCIAL EXPERT

Covanta, a wholly owned subsidiary of Danielson, is not subject to the listing requirements of a national exchange. As a result, Covanta is not required to have a separately-designated audit committee. Rather, the mandate of the Audit Committee of the Board of Directors of Danielson, which is an American Stock Exchange listed company, extends to Danielson's consolidated subsidiaries. Therefore, the Audit Committee of Danielson serves as Covanta's audit committee. Danielson has advised Covanta that Joseph P. Sullivan qualifies as an audit committee financial expert and is independent within the meaning of applicable SEC and American Stock Exchange rules and regulations.

CODE OF ETHICS

The Company has adopted its Senior Executive Code of Ethics which applies to Covanta's chief executive officer, chief financial officer or controller and other executive officers that may be designated by the Board of Directors. The Senior Executive Code of Ethics, is available on Covanta's website at WWW.COVANTAENERGY.COM or free of charge by writing to Louis M. Walters at 40 Lane Road, Fairfield, N.J. 07004. Covanta will also post on its website any waiver under the Senior Executive Code of Ethics granted to any of its executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires Covanta's directors, officers and persons who beneficially own more than 10% of any class of Covanta's equity securities registered under
Section 12 of the Exchange Act to file certain reports concerning their beneficial ownership and changes in their beneficial ownership of Covanta's equity securities. As a result of the cancellation of the then outstanding equity securities of Covanta on March 10, 2004 and the issuance of new equity securities to Danielson pursuant to the Reorganization Plan Covanta's equity securities are no longer required to be registered under Section 12 of the Exchange Act.. Covanta believes that during fiscal year 2003 all persons who were required to file reports did so on a timely basis.

ELECTION OF DIRECTORS

As a result of the consummation of the Reorganization Plan all of the common stock of Covanta, the sole class of securities entitled to vote in the election of directors, is held by Danielson.

ITEM 11.              EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the aggregate cash and non-cash compensation for each of the last three fiscal years paid to each individual who served as CEO of Covanta during fiscal year 2003 and each of Covanta's four other most highly compensated executive officers whose salary and bonus exceeded $100,000 for fiscal year 2003:

                                                            SUMMARY COMPENSATION TABLE(1)
                                            ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                                                                           ALL OTHER COMPENSATION
                                                                            OTHER ANNUAL     DISPUTE
        NAME AND PRINCIPAL POSITION        YEAR      SALARY      BONUS(6)  COMPENSATION(7) RESOLUTION (7)  OTHER
--------------------------------------------------------------------------------------------------------------------
Anthony J. Orlando                         2003   $  375,000   $  408,750   $        0   $        0   $   75,348(4)
President and Chief Executive Officer(2)   2002      245,000      337,345            0            0       75,348
                                           2001      245,000      260,000            0            0       23,110

Bruce W. Stone                             2003   $  325,000   $  245,131   $        0   $        0   $   95,800(4)
Senior Vice President,                     2002      325,000      379,935            0            0       95,800
Business Development and Construction      2001      325,000      240,000      212,626      184,657       28,610

Jeffrey R. Horowitz                        2003   $  267,800   $  192,836   $        0   $        0   $   78,867(4)
Senior Vice President, General Counsel     2002      260,000      290,525            0            0       78,867
and Secretary                              2001      260,000      250,000            0            0       24,360


Paul B. Clements                           2003   $  257,500   $  198,314            0            0   $   75,688(4)
Senior Vice President,                     2002      250,000      291,165            0            0       75,880
International Business Management
and Operations                             2001      250,000      235,000            0            0       24,434

John M. Klett                              2003   $  268,290   $  225,000   $        0   $        0   $   53,333(4)
Senior Vice President, Operations          2002      260,479      262,740            0            0       55,884
                                           2001      260,479      244,500            0            0       19,739

Scott G. Mackin                            2003   $  643,750   $  675,938   $        0   $        0   $2,496,635(5)
Former President and Chief Executive
Officer(3)                                 2002      625,000      973,755            0            0      209,135
                                           2001      625,000      650,000      254,146      212,212       62,860

     (1) Includes annual compensation awarded to, earned by or paid to the individual during the last three fiscal years, or any portion thereof that the named individual was employed by Covanta. The preceding table indicates the principal position in which the named executive officer served during fiscal year 2003, except as noted below.

     (2) Mr. Orlando was promoted from the position of Senior Vice President, Business and Financial Manager of Covanta to President and Chief Executive Officer of Covanta effective November 6, 2003.

     (3) Mr. Mackin resigned from the office of President and Chief Executive Officer of Covanta effective November 6, 2003.

     (4) Includes, for the fiscal year ending December 31, 2003: (i) contributions in the amount of $8,000 credited to the account balances of each of Messrs. Orlando, Stone, Horowitz, Clements and Klett under the Company's 401(k) Savings Plan; (ii) a cash payment to Messrs. Orlando, Stone, Horowitz, Clements and Klett in the amount of $12,681, $15,133, $12,867, $11,688 and $12,665, respectively, representing the excess of the contribution that could have been made to each such individual's Covanta 401(k) Savings Plan account pursuant to the formula applicable to all employees over the maximum contribution to such plan permitted by the Internal Revenue Code of 1976, as amended, and (iii) amounts paid pursuant to the Retention Bonus Plan (as described below) to Messrs. Orlando, Stone, Horowitz, Clements and Klett of $54,667, $72,667, $58,000, $56,000 and $32,667, respectively.

     (5) Includes, for the fiscal year ending December 31, 2003: (i) a contribution in the amount of $8,000 credited to the account balance of Mr. Mackin under the Company's 401(k) Savings Plan; (ii) a cash payment to Mr. Mackin in the amount of $44,802, representing the excess of the contribution that could have been made to Mr. Mackin's Covanta 401(k) Savings Plan account pursuant to the formula applicable to all employees over the maximum contribution to such plan permitted by the Internal Revenue Code, (iii) an amount of $156,333 paid to Mr. Mackin pursuant to the Retention Bonus Plan; (iv) an amount of $1,000,000, representing a partial consulting fee, paid to Mr. Mackin pursuant to the terms and conditions of the Mackin Agreement described below; and (v) a severance payment of $1,287,500 paid to Mr. Mackin pursuant to the terms and conditions of the Mackin Agreement.

     (6) The amounts shown represent the full amount of the annual bonuses attributable to each year, which were generally paid in the first fiscal quarter of the following year.

     (7) For fiscal year ending December 31, 2001, the amounts set forth under Dispute Resolution for Messrs. Mackin and Stone represent loan forgiveness in settlement of a dispute. On August 6, 1999, Covanta made loans to Messrs. Mackin and Stone for the purpose of paying the exercise price and withholding taxes in connection with their exercise of Covanta stock options which were expiring on August 9, 1999. Both loans were evidenced by demand notes with interest accruing thereon at the short-term applicable federal rate compounded annually. In 2001, as settlement of a dispute surrounding the circumstances under which the loans were originally granted, Covanta forgave a portion of the loan and reduced the amount of the loan to the then fair market value of the stock. The settlement of the dispute provides that from the date of the settlement, the balance of each note would fluctuate with the fair market value of the stock and no interest would be payable. Upon any sale of the stock, the executive would be required to pay the net proceeds to Covanta. Also as part of the settlement, Covanta agreed to reimburse the executives for taxes resulting from the debt forgiveness on a grossed up basis. Amounts under Other Annual Compensation represent for fiscal year ending December 31, 2001 the reimbursement of such taxes.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTIONS VALUES

                                                           Number of Securities Underlying   Value of Unexercised In-the- Money
                                                           Unexercised Options at FY-End(1)        Options at FY-End(1)
                         SHARES ACQUIRED                            EXERCISABLE/                      EXERCISABLE/
        NAME             ON EXERCISE (#)    VALUE REALIZED        UNEXERCISABLE (#)                   UNEXERCISABLE
        ----             ---------------    --------------        -----------------                   -------------
Anthony J. Orlando             0                $0                    130,000/0                            $0/$0
Bruce W. Stone                 0                $0                     95,000/0                            $0/$0
Jeffrey R. Horowitz            0                $0                    120,000/0                            $0/$0
Paul B. Clements               0                $0                    165,000/0                            $0/$0
John M. Klett                  0                $0                     75,000/0                            $0/$0
Scott G. Mackin                0                $0                    772,000/0                            $0/$0

1. All options were cancelled as of March 10, 2004 pursuant to the Reorganization Plan

COVANTA ENERGY GROUP PENSION PLAN

Messrs. Orlando, Stone, Horowitz, Clements, Klett and Mackin participate in Covanta's Energy Group Pension Plan, a tax-qualified defined benefit plan subject to the provisions of ERISA. Under the Energy Group Pension Plan each participant who meets the plan's vesting requirements will be provided with an annual benefit at or after age 65 equal to 1.5% of the participant's average compensation during the five consecutive calendar years of employment out of the ten consecutive calendar years immediately preceding his retirement date or termination date during which such average is the highest, multiplied by his total years of service prior to January 1, 2002. For years of service after December 31, 2001, the benefit formula has been reduced to coordinate with Social Security. The reduced benefit is equal to 0.95% of the participant's average compensation, up to the average of the Social Security annual wage bases in effect during the 35 year period ending on the last day of the calendar year in which the participant's Social Security Normal Retirement age is reached, plus 1.5% of the participant's average compensation in excess of such 35 year average for each year of service completed after December 31, 2001, not to exceed 35 years of service. For each year of service exceeding 35 years completed after December 31, 2001, an additional benefit of 0.95% of Final Average Compensation will be provided. Compensation includes salary and other compensation received during the year and deferred income earned, but does not include imputed income, severance pay, special discretionary cash payments or other non-cash compensation. The relationship of the covered compensation to the annual compensation shown in the Summary Compensation Table would be the Salary and Bonus columns. A plan participant who is at least age 55 and who retires after completion of at least five years of employment receives a benefit equal to the amount he would have received if he had retired at age 65, reduced by an amount equal to 0.5% of the benefit multiplied by the number of months between the date the participant commences receiving benefits and the date he would have commenced to receive benefits if he had not retired prior to age 65.

Messrs. Orlando, Horowitz, Stone, Clements, Klett and Mackin also participate in Covanta's Energy Group Supplementary Benefit Plan, a deferred compensation plan that is not qualified for federal income tax purposes. The Energy Group Supplementary Benefit Plan provides that, in the event that the annual retirement benefit of any participant in the Energy Group Pension Plan, determined pursuant to such plan's benefit formula, cannot be paid because of certain limits on annual benefits and contributions imposed by the Internal Revenue Code, the amount by which such benefit must be reduced represents an unfunded liability and will be paid to the participant from the general assets of Covanta.

The following table shows the estimated annual retirement benefits payable in the form of a life annuity at age 65 under the Energy Group Pension Plan and the Energy Group Supplemental Benefit Plan, without reduction for Social Security benefits with respect to credited service after December 31, 2001. Benefits payable under the Energy Group Supplemental Benefit Plan are paid in the form of a lump sum. Mr. Orlando has 16.7 years, Mr. Horowitz has 12.5 years, Mr. Stone has 27.8 years, Mr. Clements has 15.8 years, Mr. Klett has 17.7 years and Mr. Mackin has 16.5 years of credited service- under the Energy Group Pension Plan as of December 31, 2003 and had annual average earnings for the last five years of $416,772, $406,705, $530,524, $420,547, $445,504 and $1,149,994 respectively.

Pursuant to the Mackin Agreement described below, Covanta has agreed to pay to Mr. Mackin an amount equal to $594,470, on November 6, 2005, the second anniversary of the date of his resignation, in full settlement of Mr. Mackin's accrued benefit under the SERP. In February 2004 the Company paid to Mr. Stone an amount equal to $510,370 in full settlement of his accrued benefit under the SERP.

AVERAGE ANNUAL
EARNINGS IN 5
CONSECUTIVE
HIGHEST
PAID YEARS
OUT OF
LAST 10
YEARS
PRECEDING
RETIREMENT        ESTIMATED ANNUAL RETIREMENT BENEFITS BASED ON YEARS OF SERVICE
                5         10        15       20        25        30          35           40
  410,000    30,750     61,500    92,250  123,000   153,750    184,500     215,250     246,000
  420,000    31,500     63,000    94,500  126,000   157,500    189,000     220,500     252,000
  430,000    32,250     64,500    96,750  129,000   161,250    193,500     225,750     258,000
  440,000    33,000     66,000    99,000  132,000   165,000    198,000     231,000     264,000
  450,000    33,750     67,500   101,250  135,000   168,750    202,500     236,250     270,000
  475,000    35,625     71,250   106,875  142,500   178,125    213,750     249,375     285,000
  500,000    37,500     75,000   112,500  150,000   187,500    225,000     262,500     300,000
  530,000    39,750     79,500   119,250  159,000   198,750    238,500     278,250     318,000
  600,000    45,000     90,000   135,000  180,000   225,000    270,000     315,000     360,000
  650,000    48,750     97,500   146,250  195,000   243,750    292,500     341,250     390,000
  700,000    52,500    105,000   157,500  210,000   262,500    315,000     367,500     420,000
  750,000    56,250    112,500   168,750  225,000   281,250    337,500     393,750     450,000
  800,000    60,000    120,000   180,000  240,000   300,000    360,000     420,000     480,000
  850,000    63,750    127,500   191,250  255,000   318,750    382,500     446,250     510,000
  900,000    67,500    135,000   202,500  270,000   337,500    405,000     472,500     540,000
  950,000    71,250    142,500   213,750  285,000   356,250    427,500     498,750     570,000
1,000,000    75,000    150,000   225,000  300,000   375,000    450,000     525,000     600,000
1,050,000    78,750    157,500   236,250  315,000   393,750    472,500     551,250     630,000
1,100,000    82,500    165,000   247,500  330,000   412,500    495,000     577,500     660,000
1,150,000    86,250    172,500   258,750  345,000   431,250    517,500     603,750     690,000
1,200,000    90,000    180,000   270,000  360,000   450,000    540,000     630,000     720,000
1,250,000    93,750    187,500   281,250  375,000   468,750    562,500     656,250     750,000
1,300,000    97,500    195,000   292,500  390,000   487,500    585,000     682,500     780,000
1,350,000   101,250    202,500   303,750  405,000   506,250    607,500     708,750     810,000
1,400,000   105,000    210,000   315,000  420,000   525,000    630,000     735,000     840,000

DIRECTOR COMPENSATION

(a)  Director's Fees

The current members of Covanta's Board of Directors will not be compensated for their service as directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

EMPLOYMENT CONTRACTS

Prior to the Company's emergence from the Chapter 11 cases, it formally rejected all of the prepetition employment contracts covering the executive officers named in the compensation table. Such rejection was authorized by the Compensation Committee of Covanta's Board of Directors during the Chapter 11 cases.

TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

RETENTION PROGRAM. Effective September 18, 2002, Covanta adopted a Key Employee Retention Program (the "Key Employee Retention Program") in the form approved by the Bankruptcy Court on that date. The Key Employee Retention Program consists of three components: the Key Employee Severance Plan (the "Severance Plan"), the Key Employee Retention Bonus Plan (the "Retention Bonus Plan") and the Long-Term Incentive Plan (the "LTIP"). Each of the named executive officers participates or participated in the Key Employee Retention Program.

SEVERANCE PLAN. In general, under the terms of the Severance Plan, in the event of a participant's termination by Covanta without cause or resignation for mutual benefit, such participant is eligible to receive cash severance benefits, payable in a lump sum, equal to 200%, in the case of the Chief Executive Officer as of September 18, 2002, and 150%, in the case of the other four named executive officers, of such individual's base salary and continued coverage under Covanta's medical and dental plans for eighteen months following termination. Severance benefits are reduced, however, to the extent that any portion would not be deductible under the provisions of the Code relating to excess parachute payments. A participant is required to provide a general release of claims to Covanta and to comply with certain other covenants as a condition to receipt of any severance benefits under the Severance Plan.

RETENTION BONUS PLAN. Under the Retention Bonus Plan, a participant, including each of the named executive officers, was eligible to receive a cash retention bonus equal to a percentage of such participant's base salary, payable in three equal installments, generally provided the participant was continuously employed until the applicable payment date for each such installment. Upon approval of the Retention Bonus Plan by the Bankruptcy Court, Mr. Mackin became eligible to receive a cash retention bonus equal to 75% of his base salary, in the aggregate, and Messrs. Orlando, Stone, Horowitz, Clements were each eligible to receive a cash retention bonus equal to 67% of such officer's base salary, in the aggregate and Mr. Klett was eligible to receive a cash retention bonus equal to 37.6% of his base salary. The first installment amount vested and was paid to eligible participants, including each of the named executive officers, in September, 2002. The second installment vested and was paid to eligible participants, including the named executive officers, in September 2003 and the third installment became vested and was paid to eligible participants, including the named executive officers, in March 2004.

LTIP. A participant in the LTIP will generally be eligible to receive a lump sum cash incentive bonus award in the event that, prior to the first anniversary of the date on which the Bankruptcy Court confirmed a plan of reorganization for Covanta, such participant's employment is terminated by Covanta without cause or such participant resigns for mutual benefit. Any incentive bonus award that becomes payable to an eligible participant will equal a specified percentage of an LTIP bonus pool established under the LTIP. Amounts will be credited to the LTIP Pool based on the Value Realized (as defined in the LTIP) by Covanta and its affiliates in connection with any asset sales or eliminations of pre-petition letters of credit during the bankruptcy proceedings and the enterprise value of Covanta and its affiliates upon emergence from bankruptcy. Upon the consummation of the Reorganization Plan, the LTIP Pool was equal to approximately $7,500,000. Prior to the Company's reorganization, each participant's percentage interest in the LTIP pool was established by the Compensation Committee of Covanta's Board of Directors, in consultation with the Chief Executive Officer, within a range provided under the LTIP. Such percentage interests as stated in the LTIP for each of Messrs. Orlando, Horowitz, Stone, Clements, Klett and Mackin are 13%, 12%, 12%, 9.5%, 9% and 35%, respectively.

THE MACKIN AGREEMENT. On October 30, 2003, the Bankruptcy Court issued an order authorizing and approving an agreement between Covanta and Mr. Mackin providing for the payments described below upon Mr. Mackin's resignation from the Company, effective November 5, 2003 (the "Mackin Agreement"). In addition, in order to retain the critical knowledge and insight of the waste-to-energy business that Mr. Mackin possesses, the Mackin Agreement provides that Mr. Mackin will serve as a consultant to Covanta for a term ending on November 6, 2005. Pursuant to the Mackin Agreement, Mr. Mackin continued to serve as a member of the Board of Directors of Covanta until the effective date of the Reorganization Plan.

Pursuant to the Mackin Agreement, the following payments have been paid to Mr.
Mackin: (i) $1,287,500 on November 6, 2003 under the Severance Plan; (ii) $675,938 on February 13, 2004 representing the annual bonus to which he would have been entitled had he continued to serve as Chief Executive Officer of the Company until December 31, 2003 at 100% of his target bonus; (iii) $156,646 on the effective date of the Reorganization Plan under the Retention Bonus Plan; and (iv) $2,055,000 on the effective date of the Reorganization Plan under the LTIP. The last amount was calculated on the basis of the LTIP pool that would have been created under a prior plan of reorganization. As a consequence, Mr. Mackin received a payment on account of the LTIP that was less than he would have received with respect to the LTIP pool created pursuant to the Reorganization Plan. In addition, pursuant to Mr. Mackin's consulting arrangement he is entitled to a consulting fee of $1,750,000, $1,000,000 of which was paid to him on November 6, 2003 and the balance of which was paid to him on the effective date of the Reorganization Plan. The Company must also pay to Mr. Mackin, on November 6, 2005, an amount equal to $594,470 which represents his vested benefit under the Supplementary Benefit Plan. Until the fourth anniversary of his date of resignation, Mr. Mackin will also be entitled to receive family coverage pursuant to Covanta's medical, dental and life insurance programs at the Company's expense.

In the event the Company terminates Mr. Mackin's engagement as a consultant prior to the expiration of its stated term without cause (including as a result of Mr. Mackin's death or disability), Mr. Mackin (or his estate in the event of his death) will still be entitled to all of the benefits and compensation set forth in the Mackin Agreement, on the same terms and conditions, as if such termination had not occurred.

Additionally, pursuant to the Mackin Agreement, Mr. Mackin and the Company executed a mutual release of claims and Mr. Mackin agreed to a three-year non-compete with Covanta's waste-to-energy business and has also agreed not to work directly or indirectly for client communities of Covanta's waste-to-energy business for the three year period following November 6, 2003.

PAYMENTS UNDER THE PLANS DESCRIBED ABOVE. Messrs. Stone, Horowitz and Clements have been or will be paid $487,500, $413,745 and $392,039, respectively, under the Severance Plan as a result of the termination of their employment with Covanta. In addition, Messrs. Stone, Horowitz and Clements have been or will be paid $904,000, $904,000 and $716,000, respectively, under the LTIP.

Generally, the Severance Plan provides that coverage under the welfare plans maintained by the Company shall cease as of each executive's termination date, provided that each executive shall have the right to receive continued medical coverage under COBRA, the cost of which shall be subsidized by Covanta for a period of eighteen months or, if earlier, until the end of the month in which such executive becomes eligible for the medical coverage of another employer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Because Covanta is a wholly-owned subsidiary of Danielson, since the effective date of the Reorganization Plan, the Compensation Committee of Danielson serves as Covanta's compensation committee. Danielson has advised Covanta that, with respect to Covanta, all members of its Compensation Committee are "non-employee directors" within the meaning of revised Rule 16b-3 promulgated under Section 16(b) of the Exchange Act and "outside directors" within the meaning of Section 162(m) of the Code who are not employees or members of management of Covanta or any of its subsidiaries. During the last fiscal year, the Compensation Committee of Covanta's pre-emergence Board of Directors consisted of Norman G. Einspruch, Jeffrey F. Friedman, Veronica M. Hagen, Homer A. Neal and Robert R. Womack. None of these directors were past or present officers or employees of the Company, nor did they have any relationships with the Company disclosure under Item 13 of this Report.

Covanta's pre-emergence Compensation Committee did not prepare a compensation committee report with respect to its last fiscal year in view of its limited discretion in making compensation decisions during the Chapter 11 proceeding pursuant to the Bankruptcy Code and the orders of the Bankruptcy Court.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As a result of the consummation of the Reorganization Plan, on March 10, 2004, all of the then outstanding common stock and preferred stock of Covanta was cancelled and Danielson became the sole shareholder of Covanta. As of such date, all of the equity compensation plans discussed below terminated.

SECURITY OWNERSHIP BY MANAGEMENT

Information about the Common Stock of Covanta beneficially owned as of March 18, 2004, by each director, each executive officer named in the summary compensation table and all directors and executive officers of Covanta as a group is set forth as follows:

NAME OF BENEFICIAL OWNER                       AMOUNT AND NATURE OF
------------------------                       BENEFICIAL OWNERSHIP
Paul B. Clements                                       0
Jeffrey R. Horowitz                                    0
John M. Klett                                          0
Scott G. Mackin                                        0
Anthony J. Orlando                                     0(1)
Philip Tinkler                                         0(1)
Joseph Sullivan                                        0(1)
Bruce W. Stone                                         0

All executive officers and directors as a group
(16 persons) including those named above               0(1)
---------------------------------------
(1) Messrs. Tinkler and Orlando are executive officers and Mr. Sullivan is a Director of Danielson, the owner of all the common stock of Covanta.

EQUITY COMPENSATION PLAN INFORMATION

The following table includes information as of December 31, 2003 with respect to Covanta's equity compensation plans. These plans include the Ogden Corporation 1990 Stock Option Plan, as Amended and Restated September 18, 1997 (the "Ogden Stock Option Plan"), the Ogden Corporation 1999 Stock Incentive Plan, as Amended and Restated January 1, 2000 (the "Ogden Stock Incentive Plan"), the Covanta Energy Corporation Restricted Stock Unit Plan for Non-Employee Directors, as Amended and Restated May 23, 2001 (the "Non-Employee Director Restricted Stock Unit Plan"), and the Ogden Corporation Restricted Stock Plan adopted February 10, 2000 (the "Restricted Stock Plan").

----------------------------------------------------------------------------------------------------------------------------------
Plan Category                               Number of securities then       Weighted-average exercise    Number of securities then
                                            subject to issuance upon        price of outstanding         remaining available for
                                            exercise of outstanding         options, warrants and        future issuance under
                                            options, warrants and rights    rights (b)                   equity compensation plans
                                            (a)                                                          (excluding securities
                                                                                                         reflected in column (a))
                                                                                                         (c)
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans APPROVED by           2,923,699                          18.60                        5,016,001
stockholders(1)
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans NOT APPROVED by               0                              0                          528,633(3)
stockholders(2)
----------------------------------------------------------------------------------------------------------------------------------
Total                                           2,923,699                          18.60                        5,544,634
----------------------------------------------------------------------------------------------------------------------------------

-------------------
(1)  Consisted of the Ogden Stock Option Plan and the Ogden Stock Incentive
     Plan.

(2) Consisted of the Non-Employee Director Restricted Stock Unit Plan and the Restricted Stock Plan.

(3) Up to 160,000 shares under the Non-Employee Director Restricted Stock Unit Plan were subject to issuance in connection with restricted stock units or pursuant to unrestricted stock grants. Up to 500,000 shares were subject to issuance in connection with restricted stock awards under the Restricted Stock Plan.

The following two equity compensation plans had not been approved by Covanta's stockholders.

THE NON-EMPLOYEE DIRECTOR RESTRICTED STOCK UNIT PLAN

The Non-Employee Director Restricted Stock Unit Plan is an amendment and restatement of the Ogden Corporation Restricted Stock Plan for Non-Employee Directors. The Plan provides for (i) the automatic grant of restricted stock units to non-employee directors of Covanta with respect to fifty percent of their annual retainer fees, (ii) the automatic grant of common stock to non-employee directors with respect to fifty percent of their meeting fees, and
(iii) non-employee directors to elect to receive restricted stock units in lieu of common stock and cash with respect to the retainer and meeting fees not automatically paid in restricted stock units. On January 21, 2002, the Board of Directors voted to pay all non-employee director compensation in the form of cash rather than 50% cash and 50% restricted stock, as had been the practice.

Retainer Fees. The restricted stock units respecting fifty percent of the non-employee director's annual retainer fees were granted on the first Board meeting of Covanta's fiscal year. These restricted stock units vested on the earliest to occur of the first anniversary of the grant date, the non-employee director's attainment of age 72, the non-employee director's disability, or the non-employee director's death. Prior to vesting, non-employee directors had no rights as shareholders with respect to their restricted stock units. Upon vesting, shares of Covanta common stock were issued to the non-employee directors, unless the non-employee director elected to defer receipt of the shares. The remaining fifty percent of a non-employee director's retainer was paid in cash or, if a deferral election was made by the non-employee director, in restricted stock units payable in shares of common stock upon the director's termination of service on the Board or on the date or dates elected by the non-employee director. Notwithstanding the foregoing, the Chairman of the Board received his retainer fee in four equal quarterly installments. Fifty percent of the Chairman's retainer fee was paid in common stock or, in the case of a deferral election, in restricted stock units, and the remaining fifty percent was paid in cash or, in the case of a deferral election, in restricted stock units.

Meeting Fees. Fifty percent of each non-employee director's meeting fees, which were paid quarterly, were paid in the form of Covanta common stock or, in the case of a deferral election, in restricted stock units. Unless otherwise determined by the Board, the Chairman was not entitled to meeting fees.

In the event of a change in control as defined in the Non-Employee Director Restricted Stock Unit Plan of Covanta, unvested restricted stock units would have become immediately vested, deferred amounts would have been paid, and fees that otherwise would be paid for the quarter in which the change in control occurs would have been paid at the time of the change in control.

Only shares of common stock reacquired by Covanta and held in treasury could be issued under the Plan. The aggregate number of shares of common stock which could be issued under the plan could not exceed 160,000 shares, subject to antidilution adjustments in the event of certain recapitalizations, reorganizations, of other changes in Covanta's capital structure. Covanta had no obligation to issue shares under the plan unless and until Covanta's shares were listed on a national securities exchange or system sponsored by a national securities association. As of December 31, 2003, 0 restricted stock unit awards were outstanding and 107,533 shares of Covanta common stock had been issued under the plan pursuant to vested restricted unit awards and common stock grants. The Board could amend, suspend, or terminate the plan at any time, provided such action did not impair the rights of plan participants without their consent.

THE RESTRICTED STOCK PLAN

The Restricted Stock Plan was adopted by Covanta effective February 10, 2000. The plan provided for the issuance of restricted stock awards to key employees of the Company and its affiliates. The Plan was administered by a committee (the "Committee") comprised of members of Covanta's Board of Directors. The Committee determined the terms and conditions of restricted stock awards made under the plan, including which key employees were eligible to receive awards, the number of restricted shares subject to the awards, vesting schedules and acceleration thereof. The Committee had authority to amend the terms restricted stock awards prospectively or retroactively, provided such amendment did not impair the rights of any holder without his or her consent. No more than 500,000 shares could be issued pursuant to restricted stock awards under the plan, subject to antidilution adjustments in the event of certain recapitalizations, reorganizations, of other changes in Covanta's capital structure. Restricted shares were subject to forfeiture and transfer limitations. Upon vesting, shares of unrestricted common stock were issued to the participant. During the restricted period, unless otherwise determined by the Committee, holders of restricted shares had all of the rights of a holder of shares of Covanta common stock including the right to receive dividends and the right to vote such shares. Upon a change in control of Covanta, all restricted stock awards would have become immediately vested and shares of unrestricted common stock would have been issued to the participant. The Board or the Committee could amend, suspend, or terminate the plan at any time, provided such action did not impair the rights of plan participants without their consent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A loan was made by Covanta in 1989 to Lynde H. Coit, a former executive officer of Covanta, to assist Mr. Coit in the purchase of a home in connection with his relocation. Mr. Coit's employment with the Company terminated as of March 12, 2004. The loan is evidenced by a demand note, bearing interest at the rate of 8% per annum and is secured by a second mortgage on the premises. The maximum amount outstanding under the loan during 2003 was $168,200. As of December 31, 2003, the outstanding balance was $11,300. In 1990, a loan was made by Covanta Energy to Bruce W. Stone, an executive officer of Covanta, for the purpose of assisting him in the purchase of his home. The loan is evidenced by a demand note bearing interest at the rate 8% per annum. As of December 31, 2003, there was no outstanding balance. The maximum amount outstanding during 2003 was $95,999. This loan was repaid in full on February 27, 2003.

Robert E. Smith, a Covanta director prior to emergence, is counsel to the law firm of Katten Muchin Zavis Rosenman which during 2003 rendered legal services to Covanta principally in the area of litigation management.

Joseph A. Tato, a Covanta director prior to emergence, is a partner of the law firm of LeBoeuf, Lamb, Greene & MacRae, LLP which rendered legal services during 2003 to Covanta Energy Group, Inc., a Covanta subsidiary.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information presents the fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002. The Company's Audit Committee approved all of the services related to the fees set forth below.

AUDIT FEES

The aggregate fees of Deloitte & Touche LLP for professional services rendered for each of the years ended December 31, 2003 and 2002 for the audits of the consolidated financial statements of the Company and review of financial statements included in the Company's Form 10-Qs or for services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for each of the referenced years were $1,879,405 and $2,297,467, respectively.

AUDIT-RELATED FEES

The aggregate fees of Deloitte & Touche LLP for each of the years ended December 31, 2003 and 2002 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not included in the audit fees listed above were $79,219 and $558,416, respectively. These fees were primarily related to employee benefit plan reports, tip fee reports, reports related to dispositions, consultations on financial accounting matters and Sarbanes-Oxley Section 404 assistance.

TAX FEES

The aggregate fees billed by Deloitte & Touche LLP for each of the years ended December 31, 2003 and 2002 for tax compliance, tax advice and tax planning were $1,977,083 and $3,230,253, respectively. These fees were primarily related to general advisory services, and assistance with the federal, state, local and benefit plan tax returns.

ALL OTHER FEES

The aggregate fees of Deloitte & Touche LLP for the years ended December 31, 2003 and 2002 for products and services other than services described in the sections captioned "Audit Fees," "Audit-Related Fees," and "Tax Fees" were $39,453 and $343,609, respectively. These fees were primarily related to business insurance advisory services.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

As a member of the Danielson consolidated reporting group, Danielson's Audit Committee will retain Covanta's independent accountants for 2004, pursuant to Danielson's policies. Under Covanta's and Danielson's policies Covanta may not retain its independent accountants to provide non-audit services unless such services are approved in advance by Danielson's Audit Committee. During 2003, Covanta's Audit Committee approved all audit and non-audit services performed by Deloitte & Touche LLP in accordance with such policies.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

      (1)   All financial statements: see Index to Financial Statements, see
            Part II, Item 8.

      (2)   Financial Statement Schedules.

(b) The Company filed the following current reports on Form 8-K during the fourth quarter of 2003:

      The Company filed a Current Report on Form 8-K on October 23, 2003, announcing that on October 17, 2003 the Debtors mailed solicitation packages to claimholders and other parties in interest which included the Debtors' First Amended Joint Plan of Reorganization, the Debtors' First Amended Joint Plan of Liquidation, the Heber Debtors' Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and a related Disclosure Statement and a Short-Form Disclosure Statement.

      The Company filed a Current Report on Form 8-K on November 26, 2003 to report that the Bankruptcy Court confirmed the Heber Debtors' Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and approved the sale of the Geothermal Assets to Ormat pursuant to a purchase agreement executed on November 21, 2003.

      The Company filed a Current Report on Form 8-K on December 3, 2003 to report that the Company issued a press release on December 2, 2003 announcing that the Company signed a definitive agreement with Danielson Holding Corporation under which Danielson Holding Corporation will acquire the Company's energy and water businesses in connection with the Company's emergence from bankruptcy.

      The Company filed a Current Report on Form 8-K on December 23, 2003 to report that on December 18, 2003 the Company sold the Geothermal Business to Ormat for cash consideration of $214,000,000, subject to a working capital adjustment.

(c) Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included on this Form 10-K.

(d) Separate financial statements of fifty percent or less owned persons. See Appendix F-1 through F-32.

                                                                     SCHEDULE II

                 ITEM 15. (A) (2). FINANCIAL STATEMENT SCHEDULES

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        (Amounts in thousands of dollars)

FOR THE YEAR ENDED DECEMBER 31, 2003

               COLUMN A                              COLUMN B              COLUMN C               COLUMN D       COLUMN E
                                                                           ADDITIONS
                                                                 -----------------------------
                                                    BALANCE AT                      CHARGED TO
                                                     BEGINNING   CHARGED TO COSTS      OTHER                    BALANCE AT
              DESCRIPTION                            OF PERIOD     AND EXPENSES      ACCOUNTS    DEDUCTIONS    END OF PERIOD
              -----------                           ----------   ----------------   ----------   ----------    -------------
ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:

DOUBTFUL RECEIVABLES - CURRENT                      $   20,476      $    5,241       $   8,368   $  6,192(A)      $  27,893

RETENTION RECEIVABLES -CURRENT                                           5,000                                        5,000


DOUBTFUL RECEIVABLES - NON-CURRENT                       2,957                           3,270      1,201(B)          5,026
                                                    ----------      ----------       ---------   --------         ---------
   TOTAL                                            $   23,433      $   10,241       $  11,638   $  7,393         $  37,919
                                                    ==========      ==========       =========   ========         =========
ALLOWANCES NOT DEDUCTED:

RESERVES RELATING TO TAX INDEMNIFICATION AND
OTHER CONTINGENCIES IN CONNECTION WITH THE
SALE OF LIMITED PARTNERSHIP INTERESTS IN AND
RELATED TAX BENEFITS OF A WASTE-TO-ENERGY FACILITY  $      300                                                    $     300
                                                    ----------      ----------       ---------   --------         ---------
  TOTAL                                             $      300                                                    $     300
                                                    ==========      ==========       =========   ========         =========


NOTES:
(A) WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE
(B) SETTLEMENT OF RECEIVABLE ON COMPANY SOLD

                                                                     SCHEDULE II

                 ITEM 15. (A) (2). FINANCIAL STATEMENT SCHEDULES

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        (Amounts in thousands of dollars)

FOR THE YEAR ENDED DECEMBER 31, 2002

               COLUMN A                               COLUMN B                  COLUMN C             COLUMN D          COLUMN E
                                                                               ADDITIONS
                                                                   -----------------------------
                                                     BALANCE AT                       CHARGED TO
                                                      BEGINNING    CHARGED TO COSTS      OTHER                        BALANCE AT
              DESCRIPTION                             OF PERIOD      AND EXPENSES      ACCOUNTS     DEDUCTIONS       END OF PERIOD
              -----------                            ----------    ----------------   ----------    ----------       -------------
ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:

DOUBTFUL RECEIVABLES - CURRENT                         $ 16,444           $ 17,056                   $ 12,789(A)         $ 20,476

                                                                                                          235(B)


DOUBTFUL RECEIVABLES - NON-CURRENT                                           2,957                                          2,957
                                                       --------           --------     --------      --------            --------
   TOTAL                                               $ 16,444           $ 20,013                   $ 13,024            $ 23,433
                                                       ========           ========     ========      ========            ========
ALLOWANCES NOT DEDUCTED:

RESERVES RELATING TO TAX INDEMNIFICATION AND
OTHER CONTINGENCIES IN CONNECTION WITH THE
SALE OF LIMITED PARTNERSHIP INTERESTS IN AND
RELATED TAX BENEFITS OF A WASTE-TO-ENERGY FACILITY     $    300                                                          $    300
                                                       --------           --------     --------      --------            --------
  TOTAL                                                $    300                                                          $    300
                                                       ========           ========     ========      ========            ========

NOTES:
(A) WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE
(B) COMPANY SOLD

                                                                     SCHEDULE II


                 ITEM 15. (A) (2). FINANCIAL STATEMENT SCHEDULES

       COVANTA ENERGY CORPORATION (DEBTOR IN POSSESSION) AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        (Amounts in thousands of dollars)

FOR THE YEAR ENDED DECEMBER 31, 2001

               COLUMN A                               COLUMN B                 COLUMN C               COLUMN D         COLUMN E
                                                                              ADDITIONS
                                                                  ------------------------------
                                                     BALANCE AT                       CHARGED TO
                                                      BEGINNING   CHARGED TO COSTS      OTHER                          BALANCE AT
              DESCRIPTION                             OF PERIOD     AND EXPENSES       ACCOUNTS      DEDUCTIONS      END OF PERIOD
              -----------                            ----------   ----------------    ----------     ----------      -------------
ALLOWANCES DEDUCTED IN THE BALANCE SHEET
FROM THE ASSETS TO WHICH THEY APPLY:

DOUBTFUL RECEIVABLES - CURRENT                       $  19,234       $  14,212        $  1,215 (B)    $   6,026(A)      $ 16,444

                                                                                                         12,191(C)
                                                     ---------       ---------        --------        ---------         --------
   TOTAL                                             $  19,234       $  14,212        $  1,215        $  18,217         $ 16,444
                                                     =========       =========        ========        =========         ========


ALLOWANCES NOT DEDUCTED:

RESERVES RELATING TO TAX INDEMNIFICATION AND
OTHER CONTINGENCIES IN CONNECTION WITH THE
SALE OF LIMITED PARTNERSHIP INTERESTS IN AND
RELATED TAX BENEFITS OF A WASTE-TO-ENERGY FACILITY   $     300                                                          $    300
                                                     ---------       ---------        --------        ---------         --------
  TOTAL                                              $     300                                                          $    300
                                                     =========       =========        ========        =========         ========

NOTES:
(A) WRITE-OFFS OF RECEIVABLES CONSIDERED UNCOLLECTIBLE
(B) TRANSFER FROM OTHER ACCOUNTS
(C) RECLASSIFICATION TO ASSETS HELD FOR SALE

                             COVANTA 2003 FORM 10-K
                                  EXHIBIT INDEX

Exhibit
Number         Exhibit Description
------         -------------------
Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1 Debtors' First Amended Joint Plan of Reorganization (previously filed as Exhibit 2.1 to Covanta's Current Report on Form 8-K dated October 22, 2003 and incorporated herein by reference)

2.2 Debtors' First Amended Joint Plan of Liquidation (previously filed as Exhibit 2.2 to Covanta's Current Report on Form 8-K dated October 22, 2003 and incorporated herein by reference)

2.3            Heber Debtors' Second Amended Joint Plan of Reorganization
               (previously filed as Exhibit 2.3 to Covanta's Current Report on
               Form 8-K dated October 22, 2003 and incorporated herein by reference)

2.4            Disclosure Statement with Respect to Reorganizing Debtors' Joint
               Plan of Reorganization, Heber Debtors' Joint Plan of
               Reorganization and Liquidating Debtors' Joint Plan of Liquidation
               (previously filed as Exhibit 2.4 to Covanta's Current Report on
               Form 8-K dated October 22, 2003 and incorporated herein by reference)

2.5            Short-Form Disclosure Statement with Respect to Reorganizing
               Debtors' Joint Plan of Reorganization, Heber Debtors' Joint Plan of Reorganization and Liquidating Debtors' Joint Plan of
               Liquidation (previously filed as Exhibit 2.5 to Covanta's Current
               Report on Form 8-K dated October 22, 2003 and incorporated herein by reference)

2.6            Reorganizing Debtors' Second Joint Plan of Reorganization
               (previously filed as Exhibit T3E-1 to the Company's Form T-3/A
               (Amendment No. 3) dated January 26, 2004 and incorporated herein by reference).

2.7 Liquidating Debtors' Second Joint Plan of Liquidation (previously filed as Exhibit T3E-2 to the Company's Form T-3/A (Amendment No.
               3) dated January 26, 2004 and incorporated herein by reference).

2.8 Second Disclosure Statement with Respect to the Second Joint Plan of Reorganization and Second Joint Plan of Liquidation
               (previously filed as Exhibit T3E-3 to the Company's Form T-3/A
               (Amendment No. 3) dated January 26, 2004 and incorporated herein by reference).

2.9            Investment and Purchase Agreement between Danielson Holding
               Corporation and Covanta Energy Corporation, dated December 2,
               2003.*

               *All schedules (or similar attachments) to this Exhibit 2.9 have been omitted in accordance with Item 601(b)(2) of Regulation S-K.
               A list of the omitted schedules appears at the end of this
               Exhibit 2.9. The Company will supplementally furnish a copy of any omitted schedule to the Commission upon request.

Articles of Incorporation and By-Laws

3.1            The Company's Restated Certificate of Incorporation as amended
               (previously filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the

               fiscal year ended December 31, 1988 and incorporated herein by reference).

3.2            Certificate of Ownership and Merger, merging Ogden-Covanta, Inc.
               into Ogden Corporation, dated March 7, 2001 (previously filed as
               Exhibit 3.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

3.3            The Company's By-Laws, as amended through April 8, 1998
               (previously filed as Exhibit 3.2 to Ogden's 10-Q for the Quarterly Period ended March 31, 1998 and incorporated herein by reference).

3.4            The Company's By-Laws, as amended through March 10, 2004.

Instruments Defining Rights of Security Holders, including Indentures

4.1            Fiscal Agency Agreement between Covanta and Bankers Trust
               Company, dated as of June 1, 1987, and Offering Memorandum dated
               June 12, 1987, relating to U.S. $85 million Ogden 6% Convertible
               Subordinated Debentures, Due 2002 (previously filed as Exhibits
               (C)(3) and (C)(4) to the Company's Form 8-K dated July 7, 1987 and incorporated herein by reference)

4.2            Fiscal Agency Agreement between the Company and Bankers Trust
               Company, dated as of October 15, 1987, and Offering Memorandum, dated October 15, 1987, relating to U.S. $75 million Ogden 5-3/4%
               Convertible Subordinated Debentures, Due 2002 (previously filed on December 4, 1987 as Exhibit 4 to the Company's Registration
               Statement on Form S-3 Registration No. 33-18875 and incorporated herein by reference)

4.3 Indenture dated as of March 1, 1992 from the Company Corporation to Wells Fargo Bank Minnesota, National Association, as Trustee
               (as successor in such capacity to The Bank of New York, Trustee), relating to the Company's $100 million debt offering (previously filed as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference)

4.4            Form of Indenture for 8.25% Senior Secured Notes due 2011 between
               Covanta and the Trustee (previously filed as Exhibit T3C-1 to the Company's Form T-3/A (Amendment No. 3) dated January 26, 2004 and incorporated herein by reference).

4.4(i) Cross-reference sheet showing the location in the Indenture for 8.25% Senior Secured Notes due 2011 of the provisions inserted therein pursuant to Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939 (previously filed as Exhibit
               T3F-1 to the Company's Form T-3/A (Amendment No. 3) dated January
               26, 2004 and incorporated herein by reference).

4.5 Form of Indenture for 7.5% Unsecured Subordinated Notes due 2012 between Covanta and the Trustee (previously filed as Exhibit
               T3C-2 to the Company's Form T-3/A (Amendment No. 6) dated March
               9, 2004 and incorporated herein by reference).

4.5(i) Cross-reference sheet showing the location in the Indenture for 7.5% Senior Secured Notes due 2012 of the provisions inserted therein pursuant to Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939 (previously filed as Exhibit
               T3F-2 to the Company's Form T-3/A (Amendment No. 6) dated March
               9, 2004 and incorporated herein by reference).

Material Contracts


10.1(a)        Termination Agreement by and between Ogden Facility Management
               Corporation of Anaheim, Covanta Energy Corporation and the City of Anaheim, California dated November 5, 2003.

10.1(b)        Ownership Interest Purchase Agreement by and among Covanta Heber
               Field Energy, Inc., Heber Field Energy II, Inc., ERC Energy,
               Inc., ERC Energy II, Inc., Heber Loan Partners, Covanta Power
               Pacific, Inc., Pacific Geothermal Co., Mammoth Geothermal Co.,
               AMOR 14 Corporation, Covanta SIGC Energy II, Inc. and Covanta
               Energy Americas, Inc. (the Sellers) and Covanta Energy
               Corporation and Or Heber 1 Inc., Or Heber 2 Inc., Or Heber 3 Inc.
               and Or Mammoth Inc. (the Buyers) dated as of November 21, 2003

10.1(c) Debtor In Possession Credit and Participation Agreement, dated as of April 1, 2002, among the Company, the Company's U.S.
               Subsidiaries listed therein, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book
               Runner and Deutsche Bank AG, New York Branch, as Documentation
               Agent, Co-Arranger and Co-Book Runner (previously filed as
               Exhibit 10.1(j) to Covanta's Annual Report on Form 10-K dated
               July 17, 2002 and incorporated herein by reference)

10.1(d) Security Agreement, dated as of April 1, 2002, by and among the Company, each of the other Borrowers listed on the signature pages thereof, each of the Subsidiary Guarantors listed on the signature pages thereof and each Additional Subsidiary Guarantor and Borrower that may become a party thereto after the date thereof, and Bank of America, N.A., in its capacity as administrative agent for and representative of Lenders from time to time party to the Credit Agreement (previously filed as Exhibit 10.1(k) to Covanta's Annual Report on Form 10-K dated
               July 17, 2002 and incorporated herein by reference)

10.1(e)        First Amendment to Debtor In Possession Credit Agreement and
               Security

               Agreement, dated as of April 3, 2002, by and among the Company, the Subsidiaries of the Company listed on the signature pages thereof as Borrowers, the Subsidiaries of the Company listed on the signature pages thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as
               Documentation Agent for the Lenders (previously filed as Exhibit
               10.1(l) to Covanta's Annual Report on Form 10-K dated July 17,
               2002 and incorporated herein by reference)

10.1(f) Second Amendment to Debtor in Possession Credit Agreement, dated as of May 10, 2002, among the Company, the Subsidiaries listed on the signature pages thereof as Borrowers, the Subsidiaries listed on the signature pages thereof as Subsidiary Guarantors, the Lenders listed therein, Bank of America, N.A., as Administrative
               Agent, and Deutsche Bank AG, New York Branch, as Documentation
               Agent (previously filed as Exhibit 10.1(a) to Covanta's Quarterly
               Report on Form 10-Q dated November 13, 2002 and incorporated herein by reference)

10.1(g)        Third Amendment and Limited Waiver to Debtor in Possession Credit
               Agreement, dated as of October 4, 2002, among the Company, the Subsidiaries listed on the signature pages thereof as Borrowers, the Subsidiaries listed on the signatures pages thereof as Subsidiary Guarantors, the Lenders listed therein, Bank of America, N.A., as Administrative Agent, and Deutsche Bank AG, New
               York Branch as Documentation Agent (previously filed as Exhibit
               10.1(b) to Covanta's Quarterly Report on Form 10-Q dated November
               13, 2002 and incorporated herein by reference)

10.1(h)        Fourth Amendment to the Debtor-in-Possession Credit Agreement and
               Limited Consent, dated as of December 10, 2002, by and among the Company, the Subsidiaries of the Company listed on the signature page thereof as Borrowers, the Subsidiaries of the Company listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative
               Agent for the Lenders, and Deutsche Bank AG, New York Branch, as
               Documentation Agent for the Lenders (previously filed as Exhibit
               10.1(o) to Covanta's Annual Report on Form 10-K dated March 31,
               2003 and incorporated herein by reference)

10.1(i)        Fifth Amendment to the Debtor-in-Possession Credit Agreement and
               Limited Consent, dated as of December 18, 2002, by and among the Company, the Subsidiaries of the Company listed on the signature page thereof as Borrowers, the Subsidiaries of the Company listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative
               Agent for the Lenders, and Deutsche Bank AG, New York Branch, as
               Documentation Agent for the Lenders (previously filed as Exhibit
               10.1(p) to Covanta's Annual Report on Form 10-K dated March 31,
               2003 and incorporated herein by reference)

10.1(j)        Sixth Amendment to the Debtor-in-Possession Credit Agreement and
               Limited Consent and Amendment to Security Agreement, dated as of March 25, 2003, by and among the Company, the Subsidiaries of the Company listed on the signature page thereof as Borrowers, the Subsidiaries of the Company listed on the signature page thereof as Subsidiary Guarantors, the

               Lenders party thereto, Bank of America, N.A. as Administrative
               Agent for the Lenders, and Deutsche Bank AG, New York Branch, as
               Documentation Agent for the Lenders (previously filed as Exhibit
               10.1(q) to Covanta's Annual Report on Form 10-K dated March 31,
               2003 and incorporated herein by reference)

10.1(k)        Seventh Amendment to Debtor-in-Possession Credit Agreement and
               Limited Consent, dated as of May 23, 2002, among the Company, the Subsidiaries listed on the signature pages thereof as Borrowers, the Subsidiaries listed on the signatures pages thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and Deutsche Bank AG, New
               York Branch as Documentation Agent (previously filed as Exhibit
               10.1(t) to Covanta's Quarterly Report on Form 10-Q dated August
               7, 2003 and incorporated herein by reference)

10.1(l)        Eighth Amendment to the Debtor-in-Possession Credit Agreement and
               Limited Consent, dated as of August 22, 2003, by and among the Company, the Subsidiaries of the Company listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1 to Covanta's
               Quarterly Report on Form 10-Q dated November 14, 2003 and incorporated herein by reference)

10.1(m)        Ninth Amendment to the Debtor-in-Possession Credit Agreement and
               Limited Consent, dated as of September 15, 2003, by and among the Company, the Subsidiaries of the Company listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.2 to Covanta's
               Quarterly Report on Form 10-Q dated November 14, 2003 and incorporated herein by reference)

10.1(n) Tenth Amendment to the Debtor-in-Possession Credit Agreement dated as of November 3, 2003 and entered into by and among the Company, the Subsidiaries of the Company listed on the signature page thereof as Borrowers, the Subsidiaries of the Company listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative
               Agent for the Lenders, and Deutsche Bank AG, New York branch, as
               Documentation Agent for the Lenders.

10.1(o) Eleventh Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent dated as of December 15, 2003 and entered into by and among the Company, the Subsidiaries of the Company listed on the signature page thereof as Borrowers, the Subsidiaries of the Company listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent for the Lenders, and
               Deutsche Bank AG, New York branch, as Documentation Agent for the
               Lenders.

10.1(p)        First Amendment to Intercreditor Agreement, dated as of April 1,
               2002, by and among the Company, the Subsidiaries of the Company listed on the signature pages thereof as Borrowers, the Subsidiaries of the Company listed on the signature pages thereof as Subsidiary Guarantors, the financial institutions party thereto, Bank of America, N.A., as Administrative Agent for the Lenders, and Deutsche Bank AG, New
               York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1(m) to Covanta's Annual Report on Form 10-K dated July 17, 2002 and incorporated herein by reference)

10.1(q) Subsidiary Guaranty, entered into as of April 1, 2002, by the Guarantors signatories thereto in favor of and for the benefit of Bank of America, N.A., as Administrative Agent for and representative of the Lenders from time to time party to the Credit Agreement referred to therein (previously filed as Exhibit
               10.1(n) to Covanta's Annual Report on Form 10-K dated July 17,
               2002 and incorporated herein by reference)

10.1(r)        Credit Agreement dated as of March 10, 2004 among Covanta Energy
               Corporation, certain of its subsidiaries, certain lenders, Bank of America, N.A., as Administrative Agent, Deutsche Bank
               Securities, Inc. as Documentation Agent and Bank of America, N.A.
               and Deutsche Bank Securities, Inc. as Co-Lead Arrangers

10.11(s)       Credit Agreement dated as of March 10, 2004 among Covanta Energy
               Corporation, certain of its subsidiaries, certain lenders and Bank One, N.A. as Administrative Agent

10.1(t)        Credit Agreement dated as of March 10, 2004 among Covanta Power
               International Holdings, Inc. and certain of its subsidiaries, certain lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities, Inc. as Documentation Agent and
               Bank of America, N.A. and Deutsche Bank Securities, Inc. as
               Co-Lead Arrangers

10.11(u)       Credit Agreement dated as of March 10, 2004 among Covanta Power
               International Holdings, Inc. and certain of its subsidiaries and certain lenders and Deutsche Bank AG, New York Branch as
               Administrative Agent

10.1(v)        Intercreditor Agreement dated as of March 10, 2004 among Covanta
               Energy Corporation and certain of its subsidiaries and certain lenders and Bank of America, N.A. as Administrative Agent, Bank
               One, NA as Adminstrative Agent, Deutsche Bank Securities, Inc. as
               Documentation Agent, and Danielson Holding Corporation.

10.1(w)        Intercreditor Agreement dated as of March 10, 2004 among Covanta
               Power International Holdings Inc. and certain of its subsidiaries and certain affiliates and certain lenders and Covanta Energy
               Americas, Inc., Bank of America, N.A. as Adminstrative Agent, and
               Deutsche Bank Securities, Inc. as Documentation Agent.

Management Contracts

10.3(a) Ogden Corporation 1990 Stock Option Plan as Amended and Restated as of January 19, 1994 (previously filed as Exhibit 10.6(b)(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference)

10.3(a)(i)     Amendment to Ogden Corporation 1990 Stock Option Plan adopted and effective as of September 18, 1997 (previously filed as Exhibit
               10.7(a)(ii) to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1997 and incorporated herein by reference)

10.3(b) Ogden Corporation 1999 Stock Incentive Plan Amended and Restated as of January 1, 2000 (previously filed as Exhibit 10.3(b)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference)

10.3(c) Ogden Energy Select Plan, dated January 1, 2000 (previously filed as Exhibit 10.3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

10.3(d)(i)     Ogden Corporation Restricted Stock Plan and Restricted Stock
               Agreement (previously filed as Exhibit 10.3(e)(i) to the
               Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1999 and incorporated herein by reference)

10.3(d)(ii)    Ogden Corporation Restricted Stock Plan for Non-Employee
               Directors and Restricted Stock Agreement (previously filed as
               Exhibit 10.3(e)(ii) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1999 and incorporated herein by reference)

10.3(d)(iii)   Covanta Energy Corporation Restricted Stock Unit Plan for
               Non-Employee Directors, as Amended and Restated on May 23, 2001
               (previously filed as Exhibit 10.3(d)(iii) to Covanta's Annual
               Report on Form 10-K dated July 17, 2002 and incorporated herein by reference)

10.3(e) Ogden Corporation Profit Sharing Plan as Amended and Restated effective as of January 1, 1995 (previously filed as Exhibit
               10.7(p)(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

10.3(f) Ogden Corporation Core Executive Benefit Program (previously filed as Exhibit 10.8(q) to the Company's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)

10.3(g) Ogden Projects Pension Plan (previously filed as Exhibit 10.8(r) to the Company's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)

10.3(g)(i)     Covanta Energy Pension Plan, as amended and restated and
               effective January 1, 2001 (previously filed as Exhibit 10.3(g)(i)
               to Covanta's Annual Report on Form 10-K dated July 17, 2002 and incorporated herein by reference)

10.3(h)        Ogden Projects Profit Sharing Plan (previously filed as Exhibit
               10.8(s) to the Company's Form 10-K for the fiscal year ended
               December 31, 1992 and incorporated herein by reference)

10.3(h)(i)     Covanta Energy Profit Sharing Plan, as amended and restated
               December 18, 2001 and effective January 1, 1998 (previously filed as Exhibit 10.3(h)(i) to Covanta's Annual Report on Form 10-K
               dated July 17, 2002 and incorporated herein by reference)

10.3(i) The Supplementary Benefit Plan of Ogden Projects Inc. (previously filed as Exhibit 10.8(t) to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)

10.3(j) Ogden Projects Core Executive Benefit Program (previously filed as Exhibit 10.8(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)

10.3(k)(i)     Form of Amended Ogden Projects, Inc. Profit Sharing Plan,
               effective as of January 1, 1994 (previously filed as Exhibit
               10.7(w)(i) to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1994 and incorporated herein by reference)

10.3(k)(ii)    Form of Amended Ogden Projects, Inc. Pension Plan, effective as of January 1, 1994 (previously filed as Exhibit 10.7(w)(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and

               incorporated herein by reference)

10.3(l)        Ogden Executive Performance Incentive Plan (previously filed as
               Exhibit 10.3(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference)

10.3(m)        Ogden Key Management Incentive Plan (previously filed as Exhibit
               10.7(p) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference)

10.3(n)        Covanta Energy Corporation Key Employee Severance Plan
               (previously filed as Exhibit 10.3(n) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.3(o)        Covanta Energy Corporation Key Employee Retention Bonus Plan
               (previously filed as Exhibit 10.3(o) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.3(p) Covanta Energy Corporation Long-Term Incentive Plan (previously filed as Exhibit 10.3(p) to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

Employment Agreements


10.4(a)        Employment Status and Consulting Agreement, effective November 5,
               2003, by and between Covanta Energy Corporation and Scott Mackin

10.4(b) Agreement between Covanta Energy Corporation and Bruce W. Stone dated January 8, 2004.

Agreements with Affiliates

10.5(a)        Tax Sharing Agreement between Danielson Holding Corporation and
               Covanta Energy Corporation dated March 8, 2004.

Subsidiaries

21.            Subsidiaries of Covanta, transmitted herewith as Exhibit 21.

Rule 13a-14(a)/15d-14(a) Certifications

31.1           Rule 13a-14(a)/15d-14(a) Certifications - Chief Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) Certifications - Principal Financial
                 Officer

Section 1350 Certifications

32.1           Section 1350 Certifications - Chief Executive Officer

32.2           Section 1350 Certifications - Principal Financial Officer

                               SIGNATURES [UPDATE]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COVANTA ENERGY CORPORATION


DATE:  March 29, 2004                  /s/ Anthony J. Orlando
                                       -----------------------------------------
                                       Anthony J. Orlando
                                       President and Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                     TITLE                                             DATE
---------                                     -----                                             ----
/s/ ANTHONY J. ORLANDO
------------------------
ANTHONY J. ORLANDO                            President, Chief Executive Officer,               March 29, 2004
                                              Principal Financial Officer & Director

/s/ JAMES A. REDDINGTON
-----------------------
JAMES A. REDDINGTON                           Controller                                        March 29, 2004

/s/ PHILIP TINKLER
-----------------------
PHILIP TINKLER                                Director                                          March 29, 2004

/s/ JOSEPH P. SULLIVAN
-----------------------
JOSEPH P. SULLIVAN                            Director                                          March 29, 2004

REPORT OF INDEPENDENT AUDITORS

To the Management Committee of
Quezon Power, Inc.

We have audited the accompanying consolidated balance sheets of Quezon Power, Inc. (incorporated in the Cayman Islands, British West Indies) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, changes in stockholders' equity and cash flows of Quezon Power, Inc. for the year ended December 31, 2001 were audited by other auditors whose report dated February 4, 2002 expressed an unqualified opinion on those statements. Those auditors have ceased operations.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quezon Power, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Sycip Gorres Velayo & Co.
    A Member Practice of Ernst & Young Global

Makati City, Philippines
February 14, 2004

QUEZON POWER, INC.

CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31
                                                               -------------------------------
                                                                    2003             2002
                                                                    ----             ----
ASSETS

CURRENT ASSETS
Cash                                                           $   92,034,651   $   64,312,475
Accounts receivable - net of allowance for bad debts of
      $7,908,586 in 2003 and 2002 (Note 8)                         30,219,419       26,080,654
Fuel inventories                                                    2,813,418        6,674,073
Spare parts                                                         7,862,712        7,246,918
Due from affiliated companies (Note 6)                                671,632          560,923
Prepaid expenses and other current assets                           5,993,842        6,283,984
                                                               --------------   --------------
      Total Current Assets                                        139,595,674      111,159,027

PROPERTY, PLANT AND EQUIPMENT - net (Notes 3, 6 and 8)            701,661,466      716,702,967

DEFERRED FINANCING COSTS - net (Note 5)                            33,739,900       40,734,901

DEFERRED INCOME TAX (Note 4)                                        9,805,585        7,633,244

PREPAID INPUT VALUE-ADDED TAXES - net (Note 12)                     6,025,658        3,447,669
                                                               --------------   --------------
                                                               $  890,828,283   $  879,677,808
                                                               ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 8)                 $   27,866,072   $   25,540,941
Due to affiliated companies (Note 6)                                2,315,331          915,363
Current portion of (Note 5):
      Long-term loans payable                                      38,598,480       37,595,744
      Bonds payable                                                 6,450,000        5,375,000
Income taxes payable                                                   54,465                -
                                                               --------------   --------------
      Total Current Liabilities                                    75,284,348       69,427,048

LONG-TERM LOANS PAYABLE - net of current portion (Note 5)         296,755,016      335,353,496

BONDS PAYABLE - net of current portion (Note 5)                   196,725,000      203,175,000

ASSET RETIREMENT OBLIGATION (Note 2)                                3,298,498                -

MINORITY INTEREST                                                   6,626,965        5,523,919

STOCKHOLDERS' EQUITY (Note 7)                                     312,138,456      266,198,345
                                                               --------------   --------------
                                                               $  890,828,283   $  879,677,808
                                                               ==============   ==============

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(WITH COMPARATIVE FIGURES FOR 2001)

                                                         2003             2002             2001
                                                         ----             ----             ----
OPERATING REVENUES (Note 8)                         $  217,869,232   $  208,132,957   $  189,014,327
                                                    --------------   --------------   --------------
OPERATING EXPENSES
Fuel costs                                              36,002,310       35,800,748       31,014,067
Operations and maintenance                              29,479,164       35,559,352       25,790,733
Depreciation and amortization                           18,776,557       18,750,151       18,830,694
General and administrative                              18,095,761       15,414,227       19,690,910
                                                    --------------   --------------   --------------
                                                       102,353,792      105,524,478       95,326,404
                                                    --------------   --------------   --------------
INCOME FROM OPERATIONS                                 115,515,440      102,608,479       93,687,923
                                                    --------------   --------------   --------------
OTHER INCOME (CHARGES)
Interest income                                            702,954          937,337          917,357
Foreign exchange gain - net                                 94,789          384,772          316,734
Interest expense (Note 5)                              (42,321,405)     (45,180,633)     (48,577,213)
Amortization of deferred financing costs                (6,995,001)      (7,705,161)      (9,960,712)
Other income (charges) - net (Note 5)                     (281,928)       3,903,685        3,919,998
                                                    --------------   --------------   --------------
                                                       (48,800,591)     (47,660,000)     (53,383,836)
                                                    --------------   --------------   --------------
INCOME BEFORE INCOME TAX, MINORITY
      INTEREST AND CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING PRINCIPLE                 66,714,849       54,948,479       40,304,087
                                                    --------------   --------------   --------------
BENEFIT FROM (PROVISION FOR) INCOME TAX
Current                                                   (220,889)               -                -
Deferred                                                 2,005,684        2,864,359        2,790,160
                                                    --------------   --------------   --------------
                                                         1,784,795        2,864,359        2,790,160
                                                    --------------   --------------   --------------
INCOME BEFORE MINORITY INTEREST
      AND CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE                           68,499,644       57,812,838       43,094,247

MINORITY INTEREST                                       (1,606,129)      (1,355,518)      (1,010,416)
                                                    --------------   --------------   --------------
INCOME BEFORE CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING
      PRINCIPLE                                         66,893,515       56,457,320       42,083,831
CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE - net of
      benefit from income tax - deferred, branch
      profits remittance tax and minority interest
      amounting to $166,657, $52,060, and $7,083
      respectively (Note 2)                               (295,004)               -                -
                                                    --------------   --------------   --------------
NET INCOME                                          $   66,598,511   $   56,457,320   $   42,083,831
                                                    ==============   ==============   ==============

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(WITH COMPARATIVE FIGURES FOR 2001)

                                                                         2003             2002             2001
                                                                         ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $   66,598,511   $   56,457,320    $  42,083,831
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                      18,776,557       18,750,151       18,830,694
     Amortization of deferred financing costs                            6,995,001        7,705,161        9,960,712
     Minority interest                                                   1,606,129        1,355,518        1,010,416
     Cumulative effect of change in accounting
          principle                                                        295,004                -                -
     Accretion on asset retirement obligation                              167,508                -                -
     Unrealized foreign exchange loss (gain) - net                          88,480         (317,254)        (384,480)
     Deferred income taxes                                              (2,005,684)      (2,864,359)      (2,790,160)
     Gain on sale of property, plant and equipment                         (16,793)               -                -
     Noncash gain from:
          Reversal of inventory allowance                                        -       (1,130,000)               -
          Reversal of deferred financing cost and the
            related liability                                                    -                -       (3,254,857)
     Provisions for:
          Bad debts                                                              -                -        7,908,586
          Inventory losses                                                       -                -        1,130,000
     Changes in operating assets and liabilities:
          Decrease (increase) in:
             Accounts receivable                                        (4,319,426)      (4,549,548)      (9,745,075)
             Fuel inventories                                            3,860,655        3,858,559          567,006
             Spare parts                                                  (615,794)        (836,189)      (1,596,513)
             Prepaid expenses and other current
                  assets                                                     2,230         (281,766)      (4,449,379)
             Prepaid input value-added taxes                            (2,577,989)      (2,506,902)       7,884,190
          Increase (decrease) in:
             Accounts payable and accrued expenses                       2,716,764       13,214,673      (26,612,711)
             Income taxes payable                                           54,465                -                -
                                                                    --------------   --------------    -------------
Net cash from operating activities                                      91,625,618       88,855,364       40,542,260
                                                                    --------------   --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment                         16,806                -                -
Additions to property, plant and equipment                              (1,124,883)        (933,912)      (3,861,421)
                                                                    --------------   --------------    -------------
Net cash used in investing activities                                   (1,108,077)        (933,912)      (3,861,421)
                                                                    --------------   --------------    -------------

(Forward)

                                                                         2003             2002             2001
                                                                         ----             ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES
Net changes in accounts with affiliated companies                   $    1,298,863   $    1,459,967   ($   6,545,303)
Payments of:
     Term loan                                                         (35,389,726)     (35,389,726)     (35,389,726)
     Bonds payable                                                      (5,375,000)      (4,300,000)      (2,150,000)
     Long-term loans payable                                            (2,206,018)        (601,642)    (358,278,775)
Dividends paid                                                         (20,658,400)     (26,789,000)     (35,069,000)
Minority interest                                                         (496,000)        (660,000)        (650,612)
Proceeds from term loan                                                          -                -      424,676,712
Additional contributions from stockholders                                       -                -       10,469,412
Financing costs                                                                  -                -      (41,955,095)
                                                                    --------------   --------------    -------------
Net cash used in financing activities                                  (62,826,281)     (66,280,401)     (44,892,387)
                                                                    --------------   --------------    -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     30,916           71,672           (9,141)
                                                                    --------------   --------------    -------------
NET INCREASE (DECREASE) IN CASH                                         27,722,176       21,712,723       (8,220,689)

CASH AT BEGINNING OF YEAR                                               64,312,475       42,599,752       50,820,441
                                                                    --------------   --------------    -------------
CASH AT END OF YEAR                                                 $   92,034,651   $   64,312,475    $  42,599,752
                                                                    ==============   ==============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest                                                       $   40,819,139   $   43,585,195    $  46,132,283
     Income taxes                                                          166,424                -           84,475
Noncash investing and financing activity:
     Recognition of asset retirement
          obligation                                                     2,747,564                -                -
                                                                    ==============   ==============    =============

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(WITH COMPARATIVE FIGURES FOR 2001)

                                                   Additional
                                  Capital Stock     Paid-in          Retained
                                     (Note 7)       Capital          Earnings          Total
                                  -------------    ----------        --------          -----
Balance at December 31, 2000       $     1,001   $  197,171,854   $   21,872,927   $  219,045,782

Additional contribution                      -       10,469,412                -       10,469,412

Cash dividends                               -                -      (35,069,000)     (35,069,000)

Net income for the year                      -                -       42,083,831       42,083,831
                                   -----------   --------------   --------------   --------------
Balance at December 31, 2001             1,001      207,641,266       28,887,758      236,530,025

Cash dividends                               -                -      (26,789,000)     (26,789,000)

Net income for the year                      -                -       56,457,320       56,457,320
                                   -----------   --------------   --------------   --------------
Balance at December 31, 2002             1,001      207,641,266       58,556,078      266,198,345

Cash dividends                               -                -      (20,658,400)     (20,658,400)

Net income for the year                      -                -       66,598,511       66,598,511
                                   -----------   --------------   --------------   --------------
Balance at December 31, 2003       $     1,001   $  207,641,266   $  104,496,189   $  312,138,456
                                   ===========   ==============   ==============   ==============

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS

     (a)  Organization

          Quezon Power, Inc. (the Company; formerly Ogden Quezon Power, Inc.), an exempted company with limited liability, was incorporated in the Cayman Islands, British West Indies on August 4, 1995 primarily: (i) to be a promoter, a general or limited partner, member, associate, or manager of any general or limited partnership, joint venture, trust or other entity, whether established in the Republic of the Philippines or elsewhere and (ii) to engage in the business of power generation and transmission and in any development or other activity related thereto; provided that the Company shall only carry on the business for which a license is required under the laws of the Cayman Islands when so licensed under the terms of such laws. The Philippine Branch (the Branch) was registered with the Philippine Securities and Exchange Commission on March 15, 1996 to carry out the Company's business in the Republic of the Philippines to the extent allowed by law including, but not limited to, developing, designing and arranging financing for a 447-megawatt (net) base load pulverized coal-fired power plant and related electricity transmission line (the Project) located in Quezon Province, Republic of the Philippines. In addition, the Branch is responsible for the organization and is the sole general partner of Quezon Power (Philippines), Limited Co. (the Partnership), a limited partnership in the Philippines. The Partnership is responsible for financing, constructing, owning and operating the Project.

          The Branch is the legal and beneficial owner of (i) the entire general partnership interest in the Partnership representing 21% of the economic interest in the Partnership and (ii) a limited partnership interest representing 77% of the economic interest in the Partnership. The remaining 2% economic interest in the Partnership is in the form of a limited partnership interest held by PMR Limited Co. (PMRL). The accompanying financial statements include the consolidated results of the Company and the Partnership.

          Ultimately, 100% of the aggregate capital contributions of the Company to the Partnership were indirectly made by Quezon Generating Company, Ltd. (QGC), a Cayman Islands limited liability company, and Covanta Power Development - Cayman, Inc. (CPD; formerly Ogden Power Development - Cayman, Inc.), an indirect wholly owned subsidiary of Covanta Energy Group, Inc. (formerly Ogden Energy Group, Inc.), a Delaware corporation. The shareholders of QGC are QGC Holdings, Ltd. and Global Power Investment, L.P. (GPI), both Cayman Islands companies. QGC Holdings, Ltd. is a wholly owned subsidiary of InterGen N.V. (formerly InterGen), a joint venture between Bechtel Enterprises, Inc. (Bechtel) and Shell Generating Limited (Shell). The ultimate economic ownership percentages among QGC, CPD and PMRL in the Partnership are 71.875%, 26.125% and 2%, respectively.

          The equity commitment of the Company, up to $207.7 million, was made pursuant to an equity contribution agreement and is supported by letters of credit provided by ABN AMRO. These letters of credit were obtained with the financial backing of InterGen N.V. and Covanta Corporation (formerly Ogden Corporation). PMRL does not have any equity funding obligation.

     (b)  Allocation of Earnings

          Each item of income and loss of the Partnership for each fiscal year (or portion thereof) shall be allocated 21% to the Company, as general partner; 77% to the Company, as a limited partner; and 2% to PMRL, as a limited partner.

     (c)  The Project

          The Project is a 470-megawatt (net) base load pulverized coal-fired electricity generation facility and related transmission line. The Project receives substantially all of its revenue from a 25-year take-or-pay Power Purchase Agreement (PPA) and a Transmission Line Agreement with the Manila Electric Company (Meralco). Construction on the Project commenced in December 1996 and the Project started commercial operations on May 30, 2000. The total cost of the Project was $895.4 million.

     (d)  Principal Business Risks

          The principal risks associated with the Project include operating risks, dependence on one customer (Meralco), environmental matters, permits, political and economic factors and fluctuations in currency.

          The risks associated with operating the Project include the breakdown or failure of equipment or processes and the performance of the Project below expected levels of output or efficiency due to operator fault and/or equipment failure. Meralco is subject to regulation by the Energy Regulatory Board of the Philippines [ERB; now known as the Energy Regulatory Commission (ERC) created under the Electric Power Industry Reform Act of 2001 (EPIRA); see Note 11(a)] with respect to sales charged to consumers. In addition, pursuant to the Philippine Constitution, the Philippine government at any time may purchase Meralco's property upon payment of just compensation. If the Philippine government were to purchase Meralco's property or the ERC ordered any substantial disallowance of costs, Meralco would remain obligated under the PPA to make the firm payments to the Partnership. Such purchase or disallowance, however, could result in Meralco being unable to fulfill its obligations under the PPA, which would have material adverse effect on the ability of the Partnership to meet its obligations under the credit facilities [see Notes 5, 8(a), 8(c) and 11(f)].

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The financial statements of the Company include the financial position and results of operations of the Partnership and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and the Partnership, a 98%-owned and controlled limited partnership. All significant intercompany transactions have been eliminated.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories

     Fuel inventories and spare parts are valued at the lower of cost or market value, net of provision for inventory losses. Cost is determined using the moving average cost method.

     Property, Plant and Equipment

     Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Cost includes the fair value of asset retirement obligation, capitalized interest and amortized deferred financing costs incurred in connection with the construction of the Project. Capitalization of interest and amortization of deferred financing costs ceased upon completion of the Project.

     Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

     Category             Number of years
     --------             ---------------
Power plant                     50
Transmission lines              25
Others                        3 to 5

     The cost of routine maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, both the cost and related accumulated depreciation and amortization are removed from the accounts; and any resulting gain or loss is credited or charged to current operations.

     Deferred Financing Costs

     Deferred financing costs represent the costs incurred to obtain project financing and are amortized, using the effective interest rate method, over the lives of the related loans.

     Derivative Instruments and Hedging Activities

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 (subsequently amended by SFAS No. 138 and No. 149), Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes certain accounting and reporting standards requiring all derivative instruments to be recorded as either assets or liabilities measured at fair value. Changes in derivative fair values are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting treatment for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires the Company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 effective January 1, 2001. The Company periodically reviews its existing contracts to determine the existence of any embedded derivatives. As of December 31, 2003, there are no significant embedded derivatives that exist.

     Prepaid Input Value Added-Taxes

     Prepaid input value-added taxes (VAT) represent VAT imposed on the Partnership by its suppliers for the acquisition of goods and services required under Philippine taxation laws and regulations.

     The input VAT is recognized as an asset and will be used to offset the Partnership's current VAT liabilities [see Notes 11(a) and 12] and any excess will be claimed as tax credits. Input taxes are stated at their estimated net realizable values.

     Revenue Recognition

     Revenue is recognized when electric capacity and energy is delivered to Meralco [see Note 8(a)]. Commencing on the Commercial Operations Date and continuing throughout the term of the PPA, the Partnership receives payment net of penalty obligation for each kilowatt hour (kWh) of shortfall deliveries consisting of a Monthly Capacity Payment, Monthly Operating Payment and Monthly Energy Payment as defined in the PPA.

     Revenue from transmission lines consists of Capital Cost Recovery Payment and the Transmission Line Monthly Operating Payment as defined in the Transmission Line Agreement. Transmission Line Monthly Operating Payment is recognized as revenue in the period it is intended for.

     Income Taxes

     The Partnership is registered with the Philippine Board of Investments as a pioneer enterprise under a statutory scheme designed to promote investments in certain industries (including power generation). As such, the Partnership benefits from a six-year income tax holiday starting on January 1, 2000. Under Philippine taxation laws, a corporate tax rate of 32% is levied against Philippine taxable income. Net operating losses, on the other hand, can be carried forward for three immediately succeeding years.

     The Partnership accounts for corporate income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach in determining income tax liabilities. The standard recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial reporting bases of assets and liabilities and their related tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and deferred tax liabilities that will reverse during the income tax holiday period are not recognized.

     The Company is not subject to income taxes as a result of the Company's being incorporated in the Cayman Islands. However, the Philippine branch profit remittance tax of 15% will be levied against the total profit applied or earmarked for remittance by the Branch to the Company.

     Functional Currency

     The functional currency of the Company and the Partnership has been designated the U.S. dollar because borrowings under the credit facilities are made and repaid in U.S. dollars. In addition, all major agreements are primarily denominated in U.S. dollars or are U.S. dollar linked. Consequently, the consolidated financial statements and transactions of the Company and the Partnership have been recorded in U.S. dollars.

     Valuation of Long-lived Assets

     Effective January 1, 2002, long-lived assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The statement supersedes, among others, SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. The Partnership periodically evaluates its long-lived assets for events or changes in circumstances that might indicate that the carrying amount of the assets may not be recoverable. The Partnership assesses the recoverability of the assets by determining whether the amortization of such long-lived assets over their estimated lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the assets. As of December 31, 2003, 2002 and 2001, no such impairment was recorded in the accompanying consolidated statements of operations.

     Asset Retirement Obligation

     Effective January 1, 2003, the Partnership adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Previously, the Partnership had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, the Partnership now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. In estimating fair value, the Partnership did not use a market risk premium since a reliable estimate of the premium is not obtainable given that the retirement activities will be performed many years into the future and the Partnership has insufficient information on how much a third party contractor would charge to assume the risk that the actual costs will change in the future. The associated asset retirement costs are capitalized as part of the carrying amount of the Power Plant.

     The cumulative effect of the change in prior years resulted in a charge to income of $295,004 (net of benefit from income tax - deferred, branch profits remittance tax and minority interest amounting to $166,657, $52,060 and $7,083 respectively), which is included in net income for the year ended December 31, 2003. The effect of the accounting change on the year ended December 31, 2003 was to decrease income before cumulative effect of a change in accounting principle by $126,010. The pro forma effects of the application of SFAS No. 143 as if the statement has been adopted on January 1, 2001 (rather than January 1, 2003) follow:

                                                2003             2002             2001
                                                ----             ----             ----
Pro forma amounts assuming the
    accounting change is applied
    retroactively net of tax
Net income                                  $ 66,893,515     $ 56,336,129     $ 41,967,213

     On May 30, 2000, the Project started commercial operations. The Partnership recognized the fair value of decommissioning and dismantlement cost of the Power Plant and the corresponding liability for asset retirement in 2003. The cost was capitalized as part of the cost basis of the Power Plant and the Partnership depreciates it on a straight-line basis over 50 years.

     The following table describes all changes to the Partnership's asset retirement obligation liability as of December 31, 2003:

Asset retirement obligation at beginning of year        $         -
Liability recognized in transition                        3,130,990
Accretion expense for the year                              167,508
                                                        -----------
Asset retirement obligation at end of year              $ 3,298,498
                                                        ===========

     No payments of asset retirement obligation were made in 2003 and 2002. The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on January 1, 2001 (rather than January 1, 2003) follow:

                                                            2003                  2002
                                                            ----                  ----
Pro forma amounts of liability for asset
    retirement obligation at beginning of year          $  3,130,990          $  2,971,989
Pro forma amounts of liability for asset
    retirement obligation at end of year                   3,298,498             3,130,990

3.   PROPERTY, PLANT AND EQUIPMENT

                                                          2003             2002
                                                          ----             ----
Power plant                                          $  676,929,577   $  673,212,895
Transmission lines                                       86,593,717       86,593,717
Furniture and fixtures                                    4,035,677        3,991,923
Transportation equipment                                    336,602          246,143
Leasehold improvements                                      184,033          184,033
                                                     --------------   --------------
                                                        768,079,606      764,228,711
Less accumulated depreciation and amortization           66,418,140       47,525,744
                                                     --------------   --------------
                                                     $  701,661,466   $  716,702,967
                                                     ==============   ==============

     Approximately $99.0 million of interest on borrowings and $11.8 million of amortization of deferred financing costs have been capitalized as part of the cost of property, plant and equipment and depreciated over the estimated useful life of the Power Plant. No interest on borrowings and amortization of deferred financing costs were capitalized to property, plant and equipment in 2003 and 2002 since the Project started commercial operations on May 30, 2000.

     Total depreciation and amortization related to property, plant and equipment charged to operations amounted to $18,776,557, $18,750,151 and $18,830,694 in 2003, 2002 and 2001, respectively.

4.   INCOME TAXES

     The significant components of the Company' s deferred tax assets at December 31, 2003 and 2002 are as follows:

                                              2003           2002
                                              ----           ----
Noncurrent:
   Deferred financing costs               $  7,376,376   $  5,506,559
   Unrealized foreign exchange losses        2,191,365      2,126,685
   Asset retirement obligation                 237,844              -
                                          ------------   ------------
                                          $  9,805,585   $  7,633,244
                                          ============   ============

     Deferred income tax provision is provided for the temporary differences of financial reporting between Philippine GAAP and U.S. GAAP on deferred financing costs, capitalized unrealized foreign exchange losses and accretion and depreciation expenses related to asset retirement obligation. Under Philippine GAAP, deferred financing costs and foreign exchange losses were capitalized and depreciated as part of the cost of property, plant and equipment. Under U.S. GAAP, the deferred financing costs were treated as a deferred asset and amortized, using the effective interest rate method, over the lives of the related loans whereas the foreign exchange losses were charged to current operations.

     Income from nonregistered operations of the Partnership is not covered by its income tax holiday incentives. The current provision for income tax in 2003 pertains to income tax due on interest income from offshore bank deposits and certain miscellaneous income. There was no current provision for income tax in 2002 and 2001 because of the Partnership' s net taxable loss position from its unregistered activities.

     As of December 31, 2003, the Partnership has available net operating loss carryover (NOLCO) amounting to $3,453,743, of which $641,951 and $2,811,792 will expire in 2004 and 2005, respectively. The carryforward benefit of NOLCO will expire during the income tax holiday period; accordingly, the corresponding deferred tax assets were not recognized.

     There was no valuation allowance as of December 31, 2003 and 2002.

     A reconciliation of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

                                                 2003       2002       2001
                                                 ----       ----       ----
Statutory income tax rate                         32%        32%        32%
Tax effects of:
   The Company's operations                        5          6          6
   Partnership's operations under income
      tax holiday                                (40)       (44)       (53)
   Others                                          -          1          8
                                                  --         --         --
Effective tax rates                               (3%)       (5%)       (7%)
                                                  ==         ==         ==

5.   DEBT FINANCING AGREEMENTS

     The Partnership was financed through the collective arrangement of the Common Agreement, Eximbank-Supported Construction Credit Facility, Trust Agreement, Uninsured Alternative Credit Agreement, Indenture, Bank Notes, Bank Letters of Credit, Bonds, Interest Hedge Contracts, Eximbank Political Risk Guarantee, OPIC Political Risk Insurance Policy, Eximbank Term Loan Agreement, Intercreditor Agreement, Side Letter Agreements, Security Documents and Equity Documents.

     The Common Agreement contains affirmative and negative covenants including, among other items, restrictions on the sale of assets, modifications to agreements, certain transactions with affiliates, incurrence of additional indebtedness, capital expenditures and distributions and collateralization of Project assets. The debt is collateralized by substantially all of the assets of the Partnership and a pledge of the Company's and certain affiliated companies' shares of stock. The Partnership has complied with the provisions of the debt financing agreements, in all material respects, or has obtained a waiver for noncompliance from the lenders [see Notes 11(d), 11(e) and 13(a)].

     (a)  Eximbank-Supported Construction Credit Facility

          The Eximbank-Supported Construction Credit Facility provided for up to $405 million of construction loans commitment guaranteed against political risk by Eximbank with a term of up to 60 months. The proceeds of the facility were used to finance a portion of the costs of goods and services meeting certain U.S. content requirements, the guarantee fees payable to Eximbank in respect of the Eximbank Political Risk Guarantee and interest during construction applicable to the eligible costs.

          The Partnership paid interest on the unpaid principal amount of the Eximbank-Supported Construction Loans (i) with respect to base rate advances, at a rate per annum equal to the base rate plus 0.375% and
          (ii) with respect to Eurodollar rate advances, at a rate equal to LIBOR plus 1.375%.

          The Eximbank-Supported Construction Credit Facility incorporates by reference the conditions precedent, representations and warranties, covenants, events of default and remedies set forth in the Common Agreement. In addition, as a condition precedent to all disbursements by the Eximbank-Supported Construction Lenders, the Partnership must comply with the Eximbank utilization procedures.

          In April 2001, the Partnership repaid the outstanding principal amount of the Eximbank-Supported Construction Loans with the proceeds of the Private Export Funding Corporation (PEFCO) Term Loan [see Note 5(b)].

     (b)  Term Loan Agreement

          The debt financing agreements contemplated that the outstanding principal amount of the Eximbank-Supported Construction Loans will be repaid on the Eximbank Conversion Date with the proceeds of a loan from Eximbank under the Eximbank Term Loan.

          Under the Eximbank Term Loan Agreement, Eximbank was to provide for a $442.1 million direct term loan, the proceeds of which could only be used to refinance the outstanding Eximbank-Supported Construction Credit Facility and to pay the Eximbank Construction Exposure Fee to Eximbank. This term loan, which would have had interest at a fixed rate of 7.10% per annum, would have had a 12-year term and would have been amortized in 24 approximately equal semi-annual payments during such term.

          In April 2001, in lieu of the Eximbank Term Loan, the Partnership availed the alternative refinancing of the Eximbank-Supported Construction Loans allowed under the Eximbank Option Agreement through an Export Credit Facility guaranteed by Eximbank and financed by PEFCO. Under the terms of the agreement, PEFCO established credit in an aggregate amount of $424.7 million which bears interest at a fixed rate of 6.20% per annum and payable under the payment terms identical with the Eximbank Term Loan. Upon compliance of the conditions precedent as set forth in the Term Loan Agreement, the PEFCO Term Loan was drawn and the proceeds were applied to the Eximbank-Supported Construction Loans.

          As a consequence of the replacement of the term loan, deferred financing costs relating to the Eximbank Term Loan amounting to $32.8 million were charged to Other charges account in the 2001 consolidated statement of operations whereas the related accrual amounting to $36.0 million was written-off. Amendments to the Omnibus Agreement were made to include, among other things, PEFCO as a party to the Agreement in the capacity of a lender.

          Annual future amortization payments for the next five years ending December 31 are as follows:

2004                     $  35,389,726
2005                        35,389,726
2006                        35,389,726
2007                        35,389,726
2008 and thereafter        176,948,630

     (c)  Uninsured Alternative Credit Agreement

          The Uninsured Alternative Credit Agreement provides for the arrangement of Construction Loans, Refunding Loans and Cost Overrun Loans (collectively, the Uninsured Alternative Credit Facility Loans) as well as the issuance of the PPA Letter of Credit and the Coal Supply Letter of Credit. In July 1997, the Partnership terminated commitments in excess of $30 million in respect of the Construction Loans in connection with the issuance of the bonds. Interest will accrue on (i) the Construction Loans at a rate equal to LIBOR plus a margin of 2.75% to 3.25%; (ii) the Refunding Loans at a rate equal to LIBOR plus 2.50%; and (iii) the Cost Overrun Loans at a rate equal to LIBOR plus a margin of 2.75% to 3.25%.

          The Construction Loans will have a seven-year term and will be amortized in 14 semi-annual payments during such term commencing on January 15, 2001. Repayment of principal in respect of each Refunding Loan will be made in four equal semi-annual installments. Repayment of the Cost Overrun Loans will be made in ten equal semi-annual installments.

          There were no outstanding balances at December 31, 2003 and 2002 for the Refunding Loans and Cost Overrun Loans. As of December 31, 2003 and 2002, approximately $16.8 million and $19.1 million, respectively, were outstanding with respect to the Construction Loans.

          Annual future amortization payments of the Construction Loans for the next four years ending December 31 are as follows:

2004          $ 3,208,754
2005            4,612,584
2006            5,615,320
2007            3,409,304

     (d)  Trust and Retention Agreement

          The Trust and Retention Agreement provides, among others, for (i) the establishment, maintenance and operation of one or more U.S. dollar and Philippine peso accounts into which power sales revenues and other project-related cash receipts of the Partnership will be deposited and from which all operating and maintenance disbursements, debt service payments and equity distributions will be made; and (ii) the sharing by the Lenders on a pari passu basis of the benefit of certain security.

     (e)  Bonds Payable

          Bonds payable represents the proceeds from the issuance of the $215.0 million in aggregate principal amount of the Partnership's 8.86% Senior Secured Bonds Due 2017 (the Series 1997 Bonds). The interest rate is 8.86% per annum and is payable quarterly on March 15, June 15, September 15 and December 15 of each year (each, a Bond Payment Date), with the first Bond Payment Date being September 15, 1997. The principal amount of the Series 1997 Bonds is payable in quarterly installments on each Bond Payment Date occurring on or after September 15, 2001 with the Final Maturity Date on June 15, 2017. The proceeds of the Series 1997 Bonds were applied primarily by the Partnership to the payment of a portion of the development, construction and certain initial operating costs of the Project.

          The Series 1997 Bonds are treated as senior secured obligations of the Partnership and rank pari passu in right of payment with all other credit facilities, as well as all other existing and future senior indebtedness of the Partnership (other than a working capital facility of up to $15.0 million), and senior in right of payment to all existing and future indebtedness of the Partnership that is designated as subordinate or junior in right of payment to the Series 1997 Bonds. The Series 1997 Bonds are subject to redemption by the Partnership in whole or in part, beginning five years from the date of issuance, at par plus a make-whole premium, calculated using a discount rate equal to the applicable U.S. Treasury rate plus 0.75%.

          Annual future amortization payments for the next five years ending December 31 are as follows:

2004                           6,450,000
2005                           6,450,000
2006                           7,525,000
2007                          10,750,000
2008 and thereafter          172,000,000

6.   RELATED PARTY TRANSACTIONS

     Due to the nature of the ownership structure, the majority of the transactions were among the Company, the Partnership and the Partners, their affiliates or related entities.

     The following approximate amounts were paid to affiliates of the Partners for the development and construction, operation and maintenance and management of the Project under the agreements discussed in Note 8:

                     2003                2002                 2001
                     ----                ----                 ----
Covanta          $ 18,483,011        $ 20,266,893         $ 21,444,929
InterGen            1,731,011           3,216,152            3,761,995
Bechtel                     -                   -           11,213,600

     In 1996, QGC, CPD and Bechtel provided services to the Company, the costs of which were capitalized as construction-in-progress. On December 1, 1996, the Partnership assumed virtually all assets and liabilities of the Company, including construction-in-progress. Certain indirect controlled subsidiaries of the ultimate owners are currently engaged by the Partnership to provide operation and maintenance and management services to the Project (see Note 8).

     As of December 31, 2003 and 2002, the net amounts due to affiliated companies related to costs and expenses incurred by and cash advanced to affiliated companies pertaining to the Project were $1,643,699 and $354,440, respectively.

7.   CAPITAL STOCK

     Capital stock consists of:

                                            Number of
                                             Shares       Amount
                                            ---------     ------
Class A, $0.01 par value:
   Authorized                               1,000,000
   Issued                                      26,151     $   262
Class B, $0.01 par value:
   Authorized                               1,000,000
   Issued                                       2,002          20
Class C, $0.01 par value:
   Authorized                               1,000,000
   Issued                                      71,947         719
                                                          -------
                                                          $ 1,001
                                                          =======

     Class A and Class C shares have an aggregate 100% beneficial economic interest and 98% voting interest in the Company divided among the holders of the Class A and Class C shares. Class B shares have a 2% voting interest in the Company.

8.   COMMITMENTS AND CONTINGENCIES

     The Partnership has entered into separate site lease, construction, energy sales, electric transmission, coal supply and transportation, operations and maintenance and project management agreements.

     In connection with the construction and operation of the Project, the Partnership is obligated under the following agreements:

     (a)  PPA

          The Partnership and Meralco are parties to the PPA, as amended on December 1, 1996. The PPA provides for the sale of electricity from the Project to Meralco.

          The term extends 25 years from the Commercial Operations Date, defined in the PPA as the date designated in writing by the Partnership to Meralco as the date on which the Project has been completed, inspected, tested and is ready to commence operations.

          The PPA provides that commencing on the Commercial Operations Date, the Partnership is required to deliver to Meralco, and Meralco is required to take and pay for, in each year commencing on the Commercial Operations Date and ending on each anniversary thereof (each such year, a Contract Year), a minimum number of kWhs of net electric output.

          The PPA provides that commencing on the Commercial Operations Date and continuing throughout the term of the PPA, Meralco will pay to the Partnership on each calendar month a monthly payment consisting of the following: (i) a Monthly Capacity Payment, (ii) a fixed Monthly Operating Payment, (iii) a variable Monthly Operating Payment and (iv) a Monthly Energy Payment. Under the PPA, Meralco is allowed to make all of its payments to the Partnership in Philippine pesos. However, the Monthly Capacity Payment, the Monthly Energy Payment and portions of the Monthly Operating Payments are denominated in U.S. dollars and the Philippine peso amounts are adjusted to reflect changes in the foreign exchange rates.

          Under the terms of the PPA, the Partnership is obligated to provide Meralco with the PPA Letter of Credit for $6.5 million. The PPA Letter of Credit serves as security for the performance of the Partnership's obligation to Meralco pursuant to the PPA.

          The Plant failed to meet its monthly delivery obligations to Meralco from May 2000 through the third quarter of 2001. Under the existing PPA, Meralco is obligated to make full Monthly Capacity Payments and Monthly Fixed Operating Payments, notwithstanding plant availability. However, in the event of a shortfall, the Partnership is required to make a payment to Meralco for each kWh of shortfall that is less than the per kWh tariff of the Monthly Capacity Payment and Monthly Fixed Operating Payment.

          In mid-2001, Meralco requested that the Partnership renegotiate certain terms of the PPA and increase the amount of shortfall payments made to Meralco when the Project is unable to meet certain performance standards. Meralco was also seeking compensation for prior Project performance shortfalls. The Partnership rejected the payment of any compensation related to past performance. However, the Partnership agreed to give Meralco a rebate over the next six years. Meralco withheld payments of approximately $10.7 million during 2001 ($2.2 million of which was withheld in accordance with the terms of the PPA as shortfall penalties). A provision had already been provided in the December 31, 2001 financial statements for $7.9 million representing the amount management believes is adequate to cover any possible losses while the negotiations were ongoing.

          On February 22, 2002, the Partnership and Meralco signed Amendment No. 3 to the PPA (Original Amendment) that was to become effective following approval of the ERC and the Partnership's Lenders but with retroactive effect. The Original Amendment primarily relates to the reallocation of risks relating to the performance and dispatch of the Plant. Under the amended terms of the PPA, Meralco would, in general, bear risks relating to the dispatch of the Plant while the Partnership, in general, would bear risks relating to the technical performance of the Plant. To accomplish this risk reallocation, the Original Amendment provided for, among other things, the following:

          (i) Payment by the Partnership of higher shortfall penalties in the event the Partnership fails to meet the minimum guaranteed electrical quantity (MGEQ) due to the fault or negligence of the Partnership;

          (ii) Recovery from and payment by Meralco to the Partnership of certain variable operating, maintenance and fuel costs incurred by the Partnership due to the Plant being dispatched at partial load;

          (iii) Payment of rebates by the Partnership to Meralco subject to the satisfaction of certain conditions;

          (iv) Sharing with Meralco revenues earned for deliveries in excess of the MGEQ;

          (v) Payment by Meralco of U.S. dollar-denominated portions of fixed and variable payments in U.S. dollars; and

          (vi) The Partnership will be deemed to have delivered electricity under circumstances where the Plant is declared available but is not dispatched at the load declared as available.

          In addition to the Original Amendment, on February 22, 2002, Meralco and the Partnership signed a Settlement and Release Agreement (SRA) to become effective at the same time as the Original Amendment. The SRA was to cover, among others, the payment to Meralco of an amount equal to $8.5 million in consideration of Meralco's agreement to execute and perform the SRA. Such amount was to be offset against the payments which have been withheld by Meralco.

          As a result, the Partnership recorded the lower of the income that would have been recognized under the existing PPA, and the Original Amendment together with the SRA for the year ended December 31, 2002. The net effect of the provisions of the Original Amendment and the SRA was to decrease the revenues that would have been recognized under the existing PPA by $3.2 million in 2002.

          In 2003, Meralco indicated to the Partnership that Meralco intended to negotiate certain "refinements" to the terms of the Original Amendment. Meralco formally withdrew its petition for the approval of the Original Amendment from the ERC on March 5, 2003.

          The Partnership and Meralco have agreed in principle on the major terms of the refinements to the 3rd PPA Amendment (Refined Amendment) and continue to negotiate minor points.

          The Refined Amendment provides for changes in the Original Amendment on the following areas:

          (i)     Deemed generation revenue;
          (ii)    Excess generation;
          (iii)   Rebate program;
          (iv)    MGEQ credits against excess generation;
          (v)     Local business taxes;
          (vi)    Community development;
          (vii)   Variable operating payments;
          (viii)  Generation shortfall recovery mechanisms;
          (ix)    Start-up and stand-by compensation; and
          (x)     Effectivity date of the amendment.

          The Partnership has prepared and submitted a draft of the Refined Amendment to Meralco for Meralco's review and comments. However, the Partnership and Meralco agreed to defer the approval of the Refined Amendment pending the ERC's decision on the Transmission Line issue [See Note 8(c)]. The Partnership expects to reach an agreement with Meralco on the Refined Amendment by the first quarter of 2004. The Partnership does not currently intend to agree to any terms in the Refined Third Amendment that would give it retroactive effect and it will therefore become effective on a date following approval by the ERC and the Partnership's Lenders. The Partnership also does not intend to become bound by the Original Amendment and will, if necessary, exercise its rights to termination for convenience. A term of the Refined Third Amendment is that the Original Amendment will be formally terminated by the parties on the date that the Refined Amendment becomes effective.

          The Refined Amendment will not have a retroactive date of effectiveness that is earlier than January 1, 2004. As a result, the liability recognized as of December 31, 2002 amounting to about $4.7 million to recognize the lower income in accordance with the Original Amendment was reversed during 2003.

          The effectiveness of the Refined Amendment is subject to the approval of the lenders, the Board of Directors (BOD) of the respective parties and the ERC. In the event that these approvals are not obtained, the Refined Amendment will not become effective. Consequently, the existing PPA would remain effective.

     (b)  Engineering, Procurement and Construction Management (EPCM) Agreements

          The Partnership has entered into an Engineering and Procurement Contract, dated as of August 1, 1996 (as amended, the Engineering and Procurement Contract) with Overseas Bechtel, Incorporated (OBI), an affiliate of an ultimate shareholder, and a Project Management Agreement, dated as of August 1, 1996 (as amended, the Construction Management Agreement) with Bechtel Overseas Corporation (BOC; and together with OBI, the EPCM Contractors), another affiliate of an ultimate shareholder, for the design, engineering, procurement, installation, construction, start-up, testing and warranty of the Project. The total amount of the Project, under the EPCM Contracts, is $447.2 million, subject to certain adjustments. In general, under the Engineering and Procurement Contract, OBI is primarily responsible for the engineering, equipment procurement and performance guarantees for the Project and under the Construction Management Agreement, BOC is primarily responsible for, among others, the direct management of construction and testing of the Project.

          The Partnership, Bechtel Power Corporation (BPC), BOC and OBI have also entered into the EPCM Contract Guarantee Agreement and Amendment, dated as of August 1, 1996 (the EPCM Contract Guarantee and Amendment, and together with the Engineering and Procurement Contract and the Construction Management Agreement, the EPCM Contracts), in order to, among other things, facilitate, coordinate and administer the Engineering and Procurement Contract and the Construction Management Agreement. In addition, under the EPCM Contract Guarantee and Amendment, BPC has guaranteed the payment and performance of all obligations and liabilities of the EPCM Contractors under the EPCM Contracts.

     (c)  Transmission Line Agreement

          Pursuant to the PPA and the Transmission Line Agreement dated as of June 13, 1996 (as amended on December 1, 1996; the Transmission Line Agreement) between the Partnership and Meralco, the Partnership accepted responsibility for obtaining all necessary rights-of-way for, and the siting, design, construction, operation and maintenance of, the Transmission Line. The construction of the Transmission Line was part of the EPCM Contractor's scope of work under the EPCM Contracts. Meralco is obligated to pay all costs and expenses incurred by the Partnership in connection with the siting, design, construction, operation and maintenance of the Transmission Line (including unforeseen cost increases, such as those due to new regulations or taxes) through the payment of periodic transmission charges.

          The term of the Transmission Line Agreement will extend for the duration of the term of the PPA, commencing on the date of execution of the Transmission Line Agreement and expiring on the 25th anniversary of the Commercial Operations Date. The term of the Transmission Line Agreement is subject to renewal on mutually acceptable terms in conjunction with the renewal of the term of the PPA. Under the Transmission Line Agreement, Meralco is obligated to make a Monthly Capital Cost Recovery Payment (CCRP) and a Monthly Operating Payment to the Partnership.

          In its decision dated March 20, 2003, the ERC disallowed Meralco from collecting from its consumers a portion of the Partnership's CCRP amounting to about $646,000 per month pending the ERC's thorough review of these charges. Consequently, at Meralco's request, the Partnership agreed to defer the collection of this portion until ERC resolves the issue or until the Partnership notifies Meralco otherwise. As of December 31, 2003, the portion of CCRP deferred for collection amounted to $5.8 million.

          As of February 14, 2004, ERC has not reached a decision on this issue. The Partnership believes that any amount being deferred collection will be fully recoverable. Accordingly, the Partnership has made no provision for these deferred amounts.

     (d)  Coal Supply Agreements

          In order to ensure that there is an adequate supply of coal to operate the Generation Facility, the Partnership has entered into two coal supply agreements (CSA) with the intent to purchase approximately 67% of its coal requirements from PT Adaro Indonesia (Adaro) and the remainder of its coal requirements from PT Kaltim Prima Coal (Kaltim Prima, and together with Adaro, the Coal Suppliers). The agreement with Adaro (the Adaro CSA) will continue to be in effect until October 1, 2022. If the term of the Coal Cooperation Agreement between Adaro and the Ministry of Mines and Energy of the Government of the Republic of Indonesia is extended beyond October 1, 2022, the Partnership may elect to extend the Adaro CSA until the earlier of the expiration of the PPA or the expiration of the extended Coal Cooperation Agreement, subject to certain conditions. The agreement with Kaltim Prima (the Kaltim Prima CSA) has a scheduled termination date 15 years after the Commercial Operations Date. The Partnership may renew the Kaltim Prima CSA for two additional five-year periods by giving not less than one year prior written notice. The second renewal period will be subject to the parties agreeing to the total base price to be applied during that period.

          Under the Coal Supply Agreements, the Partnership is subject to minimum take obligations of 900,000 Metric Tonnes (MT) for Adaro and 360,000 MT for Kaltim Prima. The Partnership was not able to meet the minimum take obligations for Kaltim Prima by 80,000MT in 2002 and for Adaro by 335,000MT and 267,000MT in 2003 and 2002, respectively. However, the Partnership was able to secure waivers from both Kaltim Prima and Adaro for these shortfalls.

          In 2003, the Partnership and its coal suppliers started discussions on the use of an alternative to the Australian-Japanese benchmark price, which is the basis for adjusting the energy-base price under the Partnership's CSA. The Partnership and Adaro agreed in principle to use the six-month rolling average of the ACR Asia Index with a certain discount applied retroactively to April 1, 2003.

          The Partnership has started a similar discussion with Kaltim Prima. As of February 14, 2004, discussions with Kaltim Prima are still ongoing.

     (e)  Operations and Maintenance Agreement

          The Partnership and Covanta Philippines Operating, Inc. (the Operator; formerly Ogden Philippines Operating, Inc.), a Cayman Islands corporation and a wholly owned subsidiary of Covanta Projects, Inc. (CPI; formerly Ogden Projects, Inc.), a subsidiary of Covanta Energy Group, Inc. (formerly Ogden Energy Group, Inc.), have entered into the Plant Operation and Maintenance Agreement dated December 1, 1995 (as amended, the O&M Agreement) under which the Operator has assumed responsibility for the operation and maintenance of the Project pursuant to a cost-reimbursable contract. The obligations of the Operator are guaranteed by CPI pursuant to an O&M Agreement Guarantee. The initial term of the O&M Agreement extends 25 years from the Commercial Operations Date. Two automatic renewals for successive five year periods are available to the Operator, provided that (i) the PPA has been extended; (ii) no default by the Operator exists; and (iii) the O&M Agreement has not been previously terminated by either party.

          The Partnership is obligated to compensate the Operator for services under the O&M Agreement, to reimburse the Operator for all reimbursable costs one month in advance of the incurrence of such costs and to pay the Operator a base fee and certain bonuses. In certain circumstances, the Operator could be required to pay liquidated damages depending on the operating performance of the Project, subject to contractual limitations. Beginning on Provisional Acceptance, as defined, the Partnership is obligated to pay the Operator a monthly fee of $160,000, subject to escalation.

          Under the O&M Agreement, the Operator may earn a bonus as a result of:
          (i) higher than expected net electrical output (NEO) generated during the year, (ii) the Operator's contributions to the community, and
          (iii) reductions in operating costs below budget. The target NEO is defined as the lesser of (a) MGEQ and (b) the average NEO achieved over the immediately preceding two contract years and adjusted to consider significant non-recurring events and significant maintenance activities undertaken other than the annual major maintenance.

          A claim for bonuses was submitted by the operator amounting to $4.1 million for the Third Contract Year as defined under the O&M Agreement. However, the Partnership's management is not fully in agreement with the interpretations of the Operator in defining "target NEO" used in the calculation of their claim due to the existence of significant nonrecurring events in prior years. As a result, no provisions have been recorded in the Partnership's books for the O&M bonuses.

          Deficiencies were also noted by management in certain internal control processes of the Operator that could expose the Project to potential losses. To mitigate the exposure, Operator's fees amounting to $1.3 million had been withheld by the Partnership as of December 31, 2003 to compensate for the potential losses that could have occurred from these issues.

          In 2003, other operational issues were likewise noted in an operations and maintenance audit commissioned by Eximbank. Eximbank asked that these issues be addressed and that certain adjustments be made to the Shareholders Agreement and O&M Agreement. Failure of the Project to address any of these items could have caused a declaration of default by Eximbank. The Partnership and its shareholders have taken proactive steps to address the issues raised by Eximbank and as a result, remedial efforts to address these issues have been applied and are currently being applied by the Operator. The most recent audit by the Bank engineers, R.W. Beck, has indicated that most of the operating issues have been resolved.

          The BOD likewise agreed in an Omnibus Settlement Agreement to take into consideration the issues noted by Eximbank and to settle the claims mentioned above. Discussions among the BOD are concluding and the final terms of the Omnibus Settlement Agreement have essentially been agreed. As of February 14, 2004, the Partnership, in an agreement in principle that has been reached, has agreed that the $1.3 million in withheld fees will be paid and that a payment in lieu of a bonus, negotiated to $1.8 million, is expected to be paid out upon signing of the Terms of Reference of the Omnibus Agreement.

     (f)  Management Services Agreement

          The Partnership has entered into the Project Management Services Agreement, dated as of September 20, 1996 (as amended, the Management Services Agreement), with InterGen Management Services (Philippines), Ltd. (as assignee of International Generating Company, Inc.), an affiliate of InterGen N.V., (the General Manager), pursuant to which, the General Manager is providing management services for the Project. Pursuant to the Management Services Agreement, the General Manager, acting on behalf of the Partnership, is responsible for the day-to-day management of the Project. The initial term of the Management Services Agreement extends for a period ending 25 years after the Commercial Operations Date, unless terminated earlier, with provisions for extension upon mutually acceptable terms and conditions. The obligations of the General Manager are guaranteed by InterGen N.V. pursuant to a Project Management Services Agreement Guarantee dated as of December 10, 1996 (the Management Services Agreement Guarantee).

          The Partnership is obligated to pay the General Manager an annual fee equal to $400,000 subject to escalation after the first year relative to an agreed-upon index payable in 12 equal monthly installments.

     (g)  Project Site Lease and Foreshore Agreements

          Due to Philippine legal requirements that limit the ownership interests in real properties and foreshore piers and utilities to Philippine nationals and in order to facilitate the exercise by Meralco of its power of condemnation should it be obligated to exercise such powers on the Partnership's behalf, Meralco owns the Project Site and leases the Project Site to the Partnership. Meralco has also agreed in the Foreshore Lease Agreement dated January 1, 1997, as amended, to lease from the Philippine government the foreshore property on which the Project piers were constructed, to apply for and maintain in effect the permits necessary for the construction and operation of the Project piers and to accept ownership of the piers.

          The Company has obtained rights-of-way for the Transmission line for a majority of the sites necessary to build, operate and maintain the Transmission line.

          Meralco has agreed, pursuant to a letter agreement dated December 19, 1996, that notwithstanding the provisions of the Transmission Line Agreement which anticipate that Meralco would be the lessor of the entire Transmission Line Site, Meralco will only be the Transmission Line Site Lessor with respect to rights-of-way acquired through the exercise of its condemnation powers.

          The Company, as lessor, and the Partnership, as lessee, have entered into the Transmission Line Site Leases, dated as of December 20, 1996, with respect to real property required for the construction, operation and maintenance of the Transmission line other than rights-of-way to be acquired through the exercise of Meralco's condemnation powers.

          The initial term of each of the Project Site Leases and each of the Transmission Line Site Leases (collectively, the Site Leases) extends for the duration of the PPA, commencing on the date of execution of such Site Lease and expiring 25 years following the Commercial Operations Date. The Partnership has the right to extend the term of any Site Lease for consecutive periods of five years each, provided that the extended term of such Site Lease may not exceed 50 years in the aggregate.

     (h)  Community Memorandum of Agreement

          The Partnership has entered into a Community Memorandum of Agreement
          (MOA) with the Province of Quezon, the Municipality of Mauban, the Barangay of Cagsiay and the Department of Environmental and Natural Resources (DENR) of the Philippines. Under the MOA, the Partnership is obligated to consult with local officials and residents of the Municipality and Barangay and other affected parties about Project related matters and to provide for relocation and compensation of affected families, employment and community assistance funds. The funds include an electrification fund, development and livelihood fund and reforestation, watershed, management health and/or environmental enhancement fund. Total estimated amount to be contributed by the Partnership over the 25-year life is approximately $16 million. In accordance with the MOA, a certain portion of this amount will be in the form of advance financial assistance to be given during the construction period.

          In addition, the Partnership is obligated to design, construct, maintain and decommission the Project in accordance with existing rules and regulations. The Partnership will make contributions in the amount of approximately $130,000 to an Environmental Guarantee Fund for rehabilitation of areas affected by damage in the environment, monitoring compensation for parties affected and education activities.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The required disclosures under SFAS No. 107, Disclosure about Fair Value of Financial Instruments, follow:

     The financial instruments recorded in the consolidated balance sheets include cash, accounts receivable, accounts payable and accrued expenses, due from (to) affiliated companies and debt. Because of their short maturity, the carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value. It is not practical to determine the fair value of the amounts due from (to) affiliated companies.

     Long-term debt - Fair value was based on the following:

       Debt Type                             Fair Value Assumptions
       ---------                             ----------------------
Term loan                     Estimated fair value is based on the discounted
                              value of future cash flows using the applicable
                              risk free rates for similar types of loans plus a
                              certain margin.

Bonds payable                 Estimated fair value is based on the discounted
                              value of future cash flows using the latest
                              available yield percentage of the Partnership's
                              bonds prior to balance sheet dates.

Other variable rate loans     The carrying value approximates fair value because
                              of recent and frequent repricing based on market
                              conditions.

     Following is a summary of the estimated fair value (in millions) as of December 31, 2003 and 2002 of the Partnership's financial instruments other than those whose carrying amounts approximate their fair values:

                                                     2003          2002
                                                     ----          ----
Term loan - $318.5 million in 2003 and
   $353.9 million in 2002                          $  274.8      $  291.1
Bonds payable - $203.2 million in 2003 and
   $208.6 million in 2002                             170.2         172.5

10.  NEW ACCOUNTING PRONOUNCEMENTS

     (a) In June 2001, the American Institute of Certified Public Accountants released an exposure draft on the proposed Statement of Position (SOP) entitled, Accounting for Certain Costs and Activities Related to Property, Plant and Equipment, which discussed, among others, component accounting for property, plant and equipment. Under the SOP, a component with an expected useful life that differs from the expected useful life of the property, plant and equipment asset to which it relates should be accounted for separately and depreciated or amortized over its separate expected useful life. The Accounting Standards Executive Committee has continued deliberation of certain aspects of the SOP and expects to have a final draft of the SOP in the second quarter of 2004. The Partnership's practice is to depreciate its entire Power Plant over 50 years. The Partnership believes the adoption of the proposed SOP would increase depreciation expense, and thereby decrease operating income, by approximately $1.5 million per annum.

     (b) In January 2003 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretation defines variable interest entities as those in which equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or entities in which equity investors lack certain essential characteristics of a controlling financial interest. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. The primary beneficiary is required to consolidate the financial position and results of operations of the variable interest entity. In December 2003, the FASB, issued revisions to FASB Interpretation No. 46, resulting in multiple effective dates based on the characteristics as well as the creation dates of the variable interest entities, however with no effective date later than the Company's first quarter of 2004. The Company does not believe that adoption of this statement will have a material effect on its consolidated financial statements.

11.  OTHER MATTERS

     (a)  EPIRA

          Republic Act No. 9136, the EPIRA was signed into law on June 8, 2001 and became effective on June 26, 2001. The covering Implementing Rules and Regulations (IRR) were promulgated by the Joint Congressional Power Commission (JCPC) on February 27, 2002 and became effective on March 22, 2002. The EPIRA provides for significant changes in the power sector, such as:

          (i) The unbundling of the generation, transmission, distribution and supply and other disposable assets of the Partnership, including its contracts with independent power producers (IPP) and electricity rates;

          (ii)  Creation of the ERC to regulate the electric power industry;

          (iii) Creation of Power Sector Assets and Liabilities Management Corporation (PSALM) to take over the ownership of assets and liabilities of the National Power Corporation (NPC) and to manage the optimal and orderly sale, disposal/settlement and privatization of these assets and liabilities;

          (iv) Creation of the National Transmission Corporation (TRANSCO) where NPC's transmission and sub-transmission assets have been transferred, including the nationwide franchise to operate the transmission and grid system;

          (v) Creation of a Wholesale Electricity Spot Market (WESM) within one year;

          (vi) Open and non-discriminatory access to transmission and distribution systems;

          (vii)  Mandated rate reduction;

          (viii) Lifeline rate for marginalized end-users; and

          (ix) Reorganization of the Department of Energy (DOE) to ensure the continuity of policy reforms required for the industry and additional mandates for the National Electrification Administration (NEA) under the EPIRA.

          The law also requires public listing of not less than 15% of common shares of generation and distribution companies within 5 years from the effectivity of the EPIRA. It provides cross ownership restrictions between transmission and generation companies and between transmission and distribution companies, and a cap of 50% of its demand that a distribution utility is allowed to source from an associated company engaged in generation except for contracts entered into prior to the effectivity of the EPIRA.

          The electricity rates will have regulated elements for transmission and distribution, and competitive components for the generation and retail, and for ancillary or support services. Accordingly on June 26, 2002, the ERC issued its decision in setting the unbundled NPC generation rates and the transmission rates of the TRANSCO. The unbundling of rates is intended to make these components of electricity rates more transparent and understandable to electricity consumers.

          The Philippine Grid Code and Distribution Code were promulgated in December 2001 to provide the basic rules, procedures and standards that govern the operation, maintenance and development of the high-voltage backbone Transmission System and Distribution System, respectively. These codes are to be used with the Market Rules of the WESM to ensure the safe, reliable and efficient operation of the grid. The WESM rules were promulgated on June 28, 2002. The rules will govern the operation of the electricity market to ensure sustainable and economical electricity supply. The Philippine Electricity Market Corporation was incorporated in November 2003 with equitable representation from electric power industry participants and will undertake the preparatory work and initial operation of the WESM. It will eventually act as the WESM governing body. In December 2003, the financing of the WESM was approved by a foreign bank. TRANSCO expects to put in place the Market Management System Software and Hardware that will operationalize the trading of electricity as envisioned by the EPIRA with trial operation targeted to commence by the middle of 2004.

          There are also certain sections of the EPIRA, specifically relating to generation companies, which provide for:

          (i) A cap on the concentration of ownership to only 30% of the installed capacity of the grid and/or 25% of the national installed generating capacity;

          (ii)  VAT zero-rating of sale of generated power; and

          (iii) Review of IPP contracts with NPC by a designated Inter-Agency Committee for any provision onerous or disadvantageous to the Philippine Government.

          The privatization of IPP contracts shall be assumed from NPC by the newly created PSALM, taking into consideration buy out provisions, Philippine Government performance undertakings and, with the consent of both contracting parties, possible bilateral renegotiations. These are intended to assure NPC's compliance with its long-term financial commitments to the IPPs under its various project agreements. The review of the IPP contracts with NPC was completed on July 3, 2002 and has been submitted to PSALM for appropriate action. PSALM has renegotiated most of these IPP contracts, with a few remaining contracts in the final stages of renegotiation.

          The privatization of the transmission assets shall be realized by an award of a concession contract through international competitive bidding. The JCPC endorsed the privatization of TRANSCO on March 13, 2002 for presidential approval. Bidding was conducted in July and August 2003 with only one party submitting a letter of interest to TRANSCO due to the need to legislate the transfer of the transmission franchise to the concessionaire. Todate, the Senate has not passed the bill on the transmission franchise. Although the original intention was to identify a concessionaire for the transmission assets before the sale of the generating assets, PSALM is now pursuing the privatization of generation assets due to difficulties encountered in the privatization process of the transmission assets. TRANSCO has also started to initiate the sale of sub-transmission assets beginning 2004.

          Based on the assessment of the Partnership, it has complied, or is in the process of complying, with the applicable provisions of the EPIRA and its IRR.

     (b)  Clean Air Act

          On November 25, 2000, the IRR of the Clean Air Act took effect. The IRR contain provisions that have an impact on the industry as a whole, and on the Project in particular, that need to be complied with within 44 months from the effectivity date or by July 2004, subject to approval by the DENR. Based on the initial assessment made on the Project's existing facilities, the Partnership believes it complies with the provisions of this IRR of the Clean Air Act.

     (c)  Claims and Litigation

          The Partnership had a dispute with the Province of Mauban regarding the start of the commercial operations, the correct valuation of the fair market value of the Plant and the amount of property tax it owed for years 2000 and 2001. Management and the Partnership's legal and tax counsels believe that the assessment had no legal basis. Consequently, the Partnership had initiated legal action against the relevant provincial and municipal government departments and officers challenging the validity of the assessment, and had elevated the dispute to the Department of Finance (DOF) and the Regional Trial Court (RTC) for resolution.

          The DOF, which agreed to arbitrate the dispute between the Partnership and the Province of Quezon, issued two resolutions that are favorable to the Partnership in all material respects. However, the RTC examining the suit for consignation filed by the Partnership against the provincial government related to the real property tax dispute dismissed the suit citing the trial court's alleged lack of jurisdiction over the issue.

          The Partnership's real property tax payments for the third and fourth quarters of 2002 were accepted by the Provincial Government of Quezon. However, prior to the third quarter of 2002, the Partnership had been paying real property taxes it believed to be the correct tax by way of consignation with a local court. With the RTC's dismissal of the suit for consignation, the RTC ordered the consigned payments to be remitted to the Provincial Government.

          During 2003, the Provincial Government eventually accepted the consigned payment, and the Partnership received the revised Tax Declaration and Notice of Assessment from the Provincial Assessor and Municipal Treasurer, which are consistent with the DOF's resolution and did not include surcharge or interest on late payments. In accordance with the revised assessment, the Partnership paid the Provincial Government of Quezon an additional $0.5 million (P26.0 million) in taxes in 2003.

     (d)  Insurance Coverage

          The Partnership has been unable to obtain insurance coverage in amounts required by the lenders in the financing agreements. The Partnership is taking the necessary steps to obtain a waiver from the lenders for insurance coverage shortfalls for 2003 [see Note 13(a)].

     (e)  Technical Default Under the Existing PPA

          Section 5.1(d) of the Common Agreement provides for, among others, the prompt billing and collection from Meralco for energy sold and services rendered by the Project pursuant to the PPA and the Transmission Line Agreement. In this regard, the Partnership was in technical default under the financing documents as a result of the withholding by Meralco of its payment obligations under the PPA amounting to $8.5 million. In the light of the delay of the ERC's approval on the Amendment [See Note 8(a)], the Partnership sought a waiver from its lenders to permit the Partnership to waive, on an interim basis, the timely payment by Meralco of the withheld amount pursuant to the terms of the Common Agreement. The waiver was granted by the lenders and the Partnership issued an interim waiver to Meralco in November 2002. The waiver is in effect until the amendment to the PPA becomes effective.

     (f)  Impact of the Decision of the Supreme Court (SC) of the Philippines

          On November 15, 2002, the Third Division of the SC rendered a decision ordering Meralco, the largest power distribution company in the country, to refund to its customers $0.003/kWh (P0.167/kWh) starting with Meralco's billing cycles beginning February 1994 or correspondingly credit this in their favor for future consumption. The SC sustained the then ERB's disallowance of income tax as an operating expense, which results in Meralco's rate of return exceeding 12%, the maximum allowed.

          On December 5, 2002, Meralco filed a Motion for Reconsideration with the SC. The motion is based mainly on the following grounds: (i) the disallowance of income tax is contrary to jurisprudence; (ii) the decision modifies SC decisions recognizing 12% as the reasonable return a utility is entitled to (if income tax is disallowed for rate making, the return is reduced to about 8%); and (iii) even the successor of the then ERB, the ERC, adheres to the principle that income tax is part of operating expenses as set forth in the Uniform Rate Filing Requirements, which embody the detailed guidelines to be followed with respect to the rate unbundling applications of distribution companies.

          On January 27, 2003, Meralco filed with the SC a motion seeking the referral of the case to the SC en banc. The motion was denied by the SC in a resolution which Meralco received on March 17, 2003. On April 1, 2003, Meralco filed a Motion for Reconsideration of this resolution.

          On April 9, 2003, the SC denied with finality the Motion for Reconsideration filed by Meralco with the SC ordering Meralco to refund to its consumers the excess charges in electricity billings from 1994 to 1998 amounting to about $542.7 million (P30 billion). Meralco is completing the first two phases of its refund scheme totaling to about $121.7 million (P6.6 billion). The ERC approved on November 19, 2003 the third phase of the Meralco refund scheme totaling to about $88.2 million (P4.9 billion) to be finished within six months starting January 2004. If Meralco is unable to generate resources to satisfy its refund obligations, it may not meet its obligations under the PPA [See Note 1 (d)].

12.  RECLASSIFICATIONS

     As mentioned in Note 11(a), the sale of generated power is subject to zero-rated VAT under the EPIRA. As a result, the Partnership has no VAT liabilities arising from the sale of generated power to offset against prepaid input VAT. The balance of the prepaid input VAT will be converted to tax credits through a tax refund process which management estimates to be greater than one year. Accordingly, prepaid input VAT for 2003 was reclassified as noncurrent since management estimates that the tax credits will not be realized within one year of the balance sheet date. The prepaid input VAT for 2002 has been reclassified as noncurrent to conform with the 2003 presentation.

13.  SUBSEQUENT EVENTS

     (a) In February 12, 2004, the lenders issued a temporary waiver effective up to March 1, 2004. Management is continuing its efforts to obtain an extension of the temporary waiver and obtain the required insurance coverage for the succeeding period beginning November 2004. In the event that additional insurance coverage is not available, the Partnership will take the necessary steps to obtain a new waiver that reflects insurance coverage shortfalls at that time. The Partnership has successfully obtained insurance waivers many times in the past and does not reasonably expect that the level of insurance coverage currently maintained will trigger materially adverse actions by the Partnership's Lenders.

     (b) On February 13, 2004, the Company distributed dividends amounting to $24.0 million.

                                                                 [ANDERSEN LOGO]

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Management Committee of
Quezon Power (Philippines), Limited Co.:

We have audited the accompanying balance sheets of Quezon Power (Philippines), Limited Co. (a Philippine limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, construction on the Project commenced in December 1996 and the Project started commercial operations on May 30, 2000.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quezon Power (Philippines), Limited Co. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                         /s/ Arthur Andersen LLP

Boston, Massachusetts
February 4, 2002 (except for the matters discussed in Note 10, as to which the date is February 22, 2002)


Readers of these consolidated financial statements should be aware that this report is a copy of a previously issued Arthur Andersen LLP and that this report has not been reissued by Arthur Andersen LLP. Furthermore, this report has not been updated since February 22, 2002.