Form 10-Q
period 2004-03-31
COVANTA ENERGY CORP
filed 2004-05-07
CIK 73902

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from______________to ______________

                          Commission file number 1-3122

                           Covanta Energy Corporation
                           ---------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      13-5549268
---------------------------               -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                        40 Lane Road, Fairfield, NJ 07004
                        ---------------------------------
               (Address of Principal Executive Office) (Zip code)

                                 (973) 882-9000
                                 ---------------
               (Registrant's telephone number including area code)

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes [ ] No [X]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all reports required to be filed by Section 12, 13 and 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a court.

Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's Common Stock outstanding as of May 6, 2004 was 200 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                   COVANTA ENERGY CORPORATION AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                                               SUCCESSOR          PREDECESSOR
                                                                                           -----------------   -----------------
                                                                                            FOR THE PERIOD      FOR THE PERIOD
                                                                                            MARCH 11, 2004      JANUARY 1, 2004
                                                                                           THROUGH MARCH 31,   THROUGH MARCH 10,
                                                                                                 2004                2004
                                                                                           -----------------   -----------------
(In Thousands of Dollars, Except Per Share Amounts)
Service revenues                                                                           $          25,453   $          89,858
Electricity and steam sales                                                                           13,521              53,307
Construction revenues                                                                                      -                  58
Other revenues-net                                                                                         2                   9
                                                                                           -----------------   -----------------
Total revenues                                                                                        38,976             143,232
                                                                                           -----------------   -----------------
Plant operating expenses                                                                              27,322             100,774
Construction costs                                                                                         -                  73
Depreciation and amortization                                                                          3,495              13,426
Debt service charges-net                                                                               2,237              13,241
Other operating costs and expenses                                                                        12                (209)
Net loss on sale of businesses and equity investments                                                      -                (175)
Selling, general and administrative expenses                                                           1,596               7,597
Other expense-net                                                                                       (198)             (1,924)
                                                                                           -----------------   -----------------
Total costs and expenses                                                                              34,464             132,803
                                                                                           -----------------   -----------------
Equity in income from unconsolidated investments                                                         932               4,817
                                                                                           -----------------   -----------------
Operating income                                                                                       5,444              15,246
Interest expense (net of interest income of $1,147, $935 and $664, respectively, and excluding post-petition contractual interest of $243 and $243 for the  period
   January 1, 2004 through March 10, 2004 and the three months ended
   March 31, 2003, respectively)                                                                      (2,649)             (5,374)
Reorganization items                                                                                       -             (58,282)
Gain on cancellation of pre-petition debt                                                                  -             510,680
Fresh start adjustments                                                                                    -            (214,927)
                                                                                           -----------------   -----------------
Income (loss) from continuing operations before income taxes, minority interests,
   discontinued operations and the cumulative effect of changes in accounting principles               2,795             247,343
Income tax benefit (expense)                                                                          (1,257)           (215,269)
Minority interests                                                                                      (557)             (2,511)
                                                                                           -----------------   -----------------
Income (loss) from continuing operations before discontinued
   operations and change in accounting principles                                                        981              29,563
Gain from discontinued operations (net of income tax expense of $1,439 in 2003)                            -                   -
Cumulative effect of change in accounting principles (net of
   income tax benefit of $5,532 in 2003)                                                                   -                   -
                                                                                           -----------------   -----------------
Net income (loss)                                                                                        981              29,563
                                                                                           -----------------   -----------------
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments                                                                 (54)                  -
                                                                                           -----------------   -----------------
Other comprehensive income (loss)                                                                        (54)                  -
                                                                                           -----------------   -----------------
Comprehensive income (loss)                                                                $             927   $          29,563
                                                                                           =================   =================

Basic income (loss) per share:

Income (loss) from continuing operations                                                                      $             0.59
Income (loss) from discontinued operations                                                                                     -
Cumulative effect of change in accounting principle                                                                            -
                                                                                                               -----------------
Net income (loss)                                                                                             $             0.59
                                                                                                               =================
Diluted income (loss) per share:
Income (loss) from continuing operations                                                                      $             0.59
Income (loss) from discontinued operations                                                                                     -
Cumulative effect of change in accounting principle                                                                            -
                                                                                                               -----------------
Net income (loss)                                                                                             $             0.59
                                                                                                               =================


                                                                                           FOR THE THREE
                                                                                           MONTHS ENDED
                                                                                             MARCH 31,
                                                                                               2003
                                                                                           -------------
(In Thousands of Dollars, Except Per Share Amounts)
Service revenues                                                                           $     120,492
Electricity and steam sales                                                                       69,912
Construction revenues                                                                              6,007
Other revenues-net                                                                                     -
                                                                                           -------------
Total revenues                                                                                   196,411
                                                                                           -------------
Plant operating expenses                                                                         126,045
Construction costs                                                                                 5,566
Depreciation and amortization                                                                     18,674
Debt service charges-net                                                                          19,970
Other operating costs and expenses                                                                   136
Net loss on sale of businesses and equity investments                                               (417)
Selling, general and administrative expenses                                                       9,651
Other expense-net                                                                                   (574)
                                                                                           -------------
Total costs and expenses                                                                         179,051
                                                                                           -------------
Equity in income from unconsolidated investments                                                   4,441
                                                                                           -------------
Operating income                                                                                  21,801
Interest expense (net of interest income of $1,147, $935 and $664, respectively, and excluding post-petition contractual interest of $243 and $243 for the  period
   January 1, 2004 through March 10, 2004 and the three months ended
   March 31, 2003, respectively)                                                                 (10,010)
Reorganization items                                                                             (12,194)
Gain on cancellation of pre-petition debt                                                              -
Fresh start adjustments                                                                                -
                                                                                           -------------
Income (loss) from continuing operations before income taxes, minority interests,
   discontinued operations and the cumulative effect of changes in accounting principles            (403)
Income tax benefit (expense)                                                                         186
Minority interests                                                                                (2,564)
                                                                                           -------------
Income (loss) from continuing operations before discontinued
   operations and change in accounting principles                                                 (2,781)
Gain from discontinued operations (net of income tax expense of $1,439 in 2003)                    1,789
Cumulative effect of change in accounting principles (net of
   income tax benefit of $5,532 in 2003)                                                          (8,538)
                                                                                           -------------
Net income (loss)                                                                                 (9,530)
                                                                                           -------------
Other comprehensive income (loss), net of income tax:                                                  -
Foreign currency translation adjustments                                                             807
                                                                                           -------------
Other comprehensive income (loss)                                                                    807
                                                                                           -------------
Comprehensive income (loss)                                                                $      (8,723)
                                                                                           =============

Basic income (loss) per share:

Income (loss) from continuing operations                                                   $       (0.06)
Income from discontinued operations                                                                 0.04
Cumulative effect of change in accounting principles                                               (0.17)
                                                                                           -------------
Net income (loss)                                                                          $       (0.19)
                                                                                           =============
Diluted income (loss) per share:
Income (loss) from continuing operations                                                   $       (0.06)
Income from discontinued operations                                                                 0.04
Cumulative effect of change in accounting principles                                               (0.17)
                                                                                           -------------
Net income (loss)                                                                          $       (0.19)
                                                                                           =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COVANTA ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               SUCCESSOR         PREDECESSOR
                                                                             MARCH 31, 2004   DECEMBER 31, 2003
                                                                             --------------   -----------------
(In Thousands of Dollars, Except Share and Per Share Amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                    $       91,953   $         289,424
Restricted funds held in trust                                                      162,370              79,404
Receivables (less allowances of $45 and $27,893, respectively)                      178,596             230,093
Deferred income taxes                                                                 6,538               9,763
Prepaid expenses and other current assets (less allowances of zero
   and $5,000, respectively)                                                         70,511              82,115
                                                                             --------------   -----------------
TOTAL CURRENT ASSETS                                                                509,968             690,799
Property, plant and equipment-net                                                 1,033,584           1,453,354
Restricted funds held in trust                                                      109,415             119,480
Unbilled service and other receivables (less allowances of zero
   and $5,026 respectively)                                                         113,944             125,363
Service and energy contracts (net of accumulated amortization of $1,407)            316,707                  -
Unamortized contract acquisition costs-net                                                -              27,073
Goodwill                                                                             24,470                   -
Other intangible assets-net                                                               -               7,073
Investments in and advances to investees and joint ventures                          68,885             137,374
Other assets                                                                         38,276              53,064
                                                                             --------------   -----------------

TOTAL ASSETS                                                                 $    2,215,249   $       2,613,580
                                                                             ==============   =================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
CURRENT LIABILITIES:
Current portion of long-term debt                                            $        9,631   $           9,492
Current portion of project debt                                                      94,134              99,216
Accounts payable                                                                     23,186              23,584
Federal income tax payable                                                            1,301                   -
Accrued expenses                                                                    184,635             208,342
Deferred revenue                                                                     35,040              37,431
                                                                             --------------   -----------------
TOTAL CURRENT LIABILITIES                                                           347,927             378,065
Long-term debt                                                                      337,775               2,150
Project debt                                                                        847,003             933,185
Deferred income taxes                                                               311,034             195,059
Deferred revenue                                                                    127,177             129,304
Other liabilities                                                                   124,349              78,358
Liabilities subject to compromise                                                         -             956,095
                                                                             --------------   -----------------
TOTAL LIABILITIES                                                                 2,095,265           2,672,216
                                                                             --------------   -----------------

MINORITY INTERESTS                                                                   71,532              69,398
                                                                             --------------   -----------------
SHAREHOLDERS' EQUITY (DEFICIT):
Successor common stock, par value $0.01 per share authorized, 200 shares,
   200 shares issued and outstanding as of March 31, 2004                                 -                   -
Predecessor serial cumulative convertible preferred stock, par value $1.00 per share, authorized, 4,000,000 shares; shares outstanding: 33,049 net
   of treasury shares of 29,820                                                           -                  33
Predecessor common stock, par value $.50 per share; authorized, 80,000,000
   shares; outstanding: 49,824,251 net of treasury shares of 4,125,350                    -              24,912
Capital surplus                                                                      47,525             188,156
Notes receivable from key employees for common stock issuance                             -                (451)
Retained earnings (deficit)                                                             981            (340,661)
Accumulated other comprehensive loss                                                    (54)                (23)
                                                                             --------------   -----------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                 48,452            (128,034)
                                                                             --------------   -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                         $    2,215,249   $       2,613,580
                                                                             ==============   =================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COVANTA ENERGY CORPORATION AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                               SUCCESSOR                 PREDECESSOR
                                                                            ----------------   ---------------------------------
                                                                             FOR THE PERIOD     FOR THE PERIOD   FOR THREE MONTHS
                                                                             MARCH 10, 2004    JANUARY 1, 2004     MONTHS ENDED
                                                                            THROUGH MARCH 31,  THROUGH MARCH 10,     MARCH 31,
                                                                                   2004              2004               2003
                                                                             ----------------  -----------------  ----------------
(In Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $            981  $          29,563  $         (9,530)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities of Continuing Operations:
    Gain on cancellation of pre-petition debt                                               -           (510,680)                -
    Fresh start adjustments                                                                 -            214,927                 -
    Fresh start tax adjustments                                                             -            214,756                 -
    Loss (gain) from discontinued operations                                                -                  -            (1,789)
    Reorganization items                                                                    -             58,282            12,154
    Payment of reorganization items                                                         -            (49,782)           (2,356)
    Depreciation and amortization                                                       3,495             13,426            18,674
    Deferred income taxes                                                                   -                 (7)              228
    Provision for doubtful accounts                                                        46                852             1,071
    Equity in income from unconsolidated investments                                     (932)            (4,817)           (4,441)
    Cumulative effect of change in accounting principles, net of income taxes               -                  -             8,538
    Other                                                                                (754)             2,268               942
Management of Operating Assets and Liabilities:
  Decrease (Increase) in Assets:
    Receivables                                                                         7,959              5,406            10,580
    Other assets                                                                        5,336            (17,705)              939
  Increase (Decrease) in Liabilities:
    Accounts payable                                                                     (385)             3,853             2,133
    Accrued expenses                                                                  (23,248)            17,730           (10,740)
    Deferred income                                                                      (167)               229             (237)
    Other liabilities                                                                  (2,880)             1,437            (8,373)
                                                                             ----------------  -----------------  ----------------
Net cash provided by operating activities
     of continuing operations                                                         (10,549)           (20,262)           17,793
                                                                             ----------------  -----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of businesses                                                        -                  -               417
    Proceeds from sale of property, plant, and equipment                                    -                 86               286
    Proceeds from sale of investment                                                        -                  -               267
    Proceeds from sale of marketable securities                                             -                 87                 -
    Investments in facilities                                                          (1,224)            (4,192)           (5,600)
    Other capital expenditures                                                              -                  -               (28)
    Distributions from investees and joint ventures                                       632              6,401                 -
    Increase in investments in and advances to investees and joint ventures                 -               (279)                -
                                                                             ----------------  -----------------  ----------------
Net cash provided by (used in) investing activities of continuing
    operations                                                                           (592)             2,103            (4,658)
                                                                             ----------------  -----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings for facilities                                                               -                  -             3,584
    New borrowings                                                                          -                  -             3,990
    Decrease (increase) in restricted funds held in trust                               8,210            (96,677)          (11,303)
    Payment of debt                                                                      (175)           (28,089)          (33,849)
    Distributions to secured lenders and 9.25% holders                                      -            (80,507)                -
    Proceeds from issuance of stock                                                         -             29,825                 -
    Distribution to minority partners                                                    (428)              (530)                -
    Proceeds from sale of minority interests                                                -                175                 -
    Proceeds from issuance of equity interest                                              25                  -                 -
                                                                             ----------------  -----------------  ----------------
Net cash used in financing activities of continuing operations                          7,632           (175,803)          (37,578)
                                                                             ----------------  -----------------  ----------------
Net cash provided by discontinued operations                                                -                  -             8,925
                                                                             ----------------  -----------------  ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (3,509)          (193,962)          (15,518)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       95,462            289,424           115,815
                                                                             ----------------  -----------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $         91,953  $          95,462  $        100,297
                                                                             ================  =================  ================
SUPPLEMENTAL INFORMATION
Cash paid for interest                                                       $            804  $          12,647  $         18,257
                                                                             ================  =================  ================
Cash paid for taxes                                                          $          1,696  $           1,518  $          1,747
                                                                             ================  =================  ================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION:

The accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") include the accounts of Covanta Energy Corporation and its subsidiaries (together, "Covanta" or the "Company"). The financial statements presented reflect the reorganization under which Covanta became a wholly-owned subsidiary of Danielson Holding Corporation ("Danielson") as of March 10, 2004.

Accordingly, the Financial Statements for the first quarter of 2004 reflect both fresh start accounting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and business combination accounting in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". References in these Financial Statements to the "Predecessor" refer to the Company prior to March 10, 2004. References to the "Successor" refer to the Company on and after March 10, 2004 after giving effect to the application of fresh start reporting. Separate statements of consolidated operations and cash flows are presented for the Predecessor company for the period January 1, 2004 to March 10, 2004 (the date of Reorganization) and for the Successor company for the period from March 11, 2004 through March 31, 2004.

The accompanying unaudited Financial Statements have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the "SEC"), the Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Financial Statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include management's estimated useful lives of long-lived assets, allowances for doubtful accounts receivable, and liabilities for workers compensation, severance, and certain litigation.

Covanta is engaged in developing, constructing, owning and operating for others, key infrastructure for the conversion of waste-to-energy, independent power production and the treatment of water and wastewater in the United States and abroad. Companies in which Covanta has equity investments of 20% to 50% are accounted for using the equity method since Covanta has the ability to exercise significant influence over their operations. Those companies in which Covanta owns less than 20% are accounted for using the cost method. Six of the Company's subsidiaries have not reorganized or filed a liquidation plan under Chapter 11 of the United States Bankruptcy Code. While Covanta exercises significant influence over the operating and financial policies of those subsidiaries, those six subsidiaries will continue to operate as debtors in possession in the Chapter 11 Cases. Because any plan of reorganization or liquidation relating to these debtors would have to be approved by the Bankruptcy Court, and possibly their respective creditors, the Company does not control these debtors or the ultimate outcome of their respective Chapter 11 Cases. Accordingly, effective with the reorganization applicable accounting rules require that Covanta no longer include those six subsidiaries as consolidated subsidiaries in its financial statements. Covanta's investment in these six subsidiaries are recorded using the equity method effective as of March 10, 2004.

All intercompany transactions and balances among consolidated entities have been eliminated.

2.    REORGANIZATION:

On March 10, 2004 ("the Effective Date"), the Company consummated a plan of reorganization and, emerged from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). As a result of the consummation of the plan, Covanta is a wholly-owned subsidiary of Danielson Holding Corporation, a Delaware corporation ("Danielson"). The Chapter 11 proceedings commenced on April 1, 2002 (the "First Petition Date"), when Covanta and most of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). All of the bankruptcy cases (the "Chapter 11 Cases") were jointly administered. During the Chapter 11 Cases, Covanta and its subsidiaries which were part of the Chapter 11 Cases (the "Debtors") operated their business as debtors-in-possession pursuant to the Bankruptcy Code. International operations and certain other subsidiaries and joint venture partnerships were not included in the bankruptcy filings.

The Financial Statements of the Predecessor through March 10, 2004 (the "Stub Period") were prepared in accordance with SOP 90-7. Accordingly, all pre-petition liabilities believed to be subject to compromise were segregated in the Condensed Consolidated Balance Sheet and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise were separately classified as current and non-current, as appropriate. Revenues, expenses (including professional fees relating to the bankruptcy proceeding), realized gains and losses, and provisions for losses resulting from the reorganization were reported separately as Reorganization items. Also, interest expense was accrued during the Chapter 11 Cases only to the extent that it was to be paid. Cash used for reorganization items is disclosed separately in the Condensed Consolidated Statements of Cash Flows.

Prior to the Effective Date of the Company's Reorganization Plan, the Debtors acted as debtors-in-possession and were authorized to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Debtors obtained numerous orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. Among other things, these orders authorized: (i) the retention of professionals to represent and assist the Debtors in the Chapter 11 Cases, (ii) the use and operation of the Debtors' consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (iii) the payment of pre-petition employee salaries, wages, health and welfare benefits, retirement benefits and other employee obligations, (iv) the payment of pre-petition obligations to certain critical vendors to aid the Debtors in maintaining the operation of their businesses, (v) the use of cash collateral and the grant of adequate protection to creditors in connection with such use, (vi) the adoption of certain employee benefit plans, and (vii) the obtaining of post-petition financing.

Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally could not be enforced against the Debtors, and any actions to collect pre-petition indebtedness were automatically stayed, unless the stay was lifted by the Bankruptcy Court. The obligations of, and the ultimate payments by, the Debtors under pre-petition commitments were substantially altered in the course of the Chapter 11 cases. This resulted in claims being satisfied in the Chapter 11 Cases at less than their face value or being paid other than in cash. However, as authorized by the Bankruptcy Court, debt service continued to be paid on the Company's project debt throughout the Chapter 11 Case.

With respect to post-petition financing, the Debtors entered into a debtor-in-possession credit facility (the "DIP Facility") as of April 1, 2002, which was approved by final order of the Bankruptcy Court on May 15, 2002. The DIP Facility was replaced with new credit and letter of credit facilities as of March 10, 2004 and is no longer in effect.

Over the course of the Chapter 11 Cases, the Company held discussions with the Official Committee of Unsecured Creditors (the "Creditors Committee"), representatives of certain of the Company's pre-petition bank lenders and other lenders (the "DIP Lenders" and together with the Company's pre-petition bank lenders, the "Secured Bank Lenders") under the DIP Facility and the holders of the 9.25% Debentures with respect to possible capital and debt structures for the Debtors and the formulation of a plan of reorganization.

On December 2, 2003, Covanta and Danielson entered into an Investment and Purchase Agreement (as amended, the "DHC Agreement"). The DHC Agreement provided for:

- Danielson to purchase 100% of the equity in Covanta for approximately $30 million as part of a plan of reorganization (the "DHC Transaction");

- agreement as to new revolving credit and letter of credit facilities for the Company's domestic and international operations, provided by certain of the Secured Bank Lenders and a group of additional lenders organized by Danielson; and

- execution and consummation of the Tax Sharing Agreement between Danielson and Covanta (the "Tax Sharing Agreement"), pursuant to which (a) Covanta (exclusive of its international holding company), will file a consolidated tax return with Danielson, and (b) Danielson will make a portion of its net operating loss tax carry-forwards ("NOLs") available to Covanta for purposes of Covanta's calculation for its portion of the consolidated tax liability it pays to Danielson.

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

The Reorganization Plan provided for, among other things, the following distributions:

            (i)   Secured Lender and 9.25% Debenture Holder Claims

On account of their allowed secured claims, the Secured Lenders and the 9.25% Debenture holders received, in the aggregate, a distribution consisting of:

- the cash available for distribution after payment by the Company of exit costs necessary to confirm the Plans and establishment of required reserves pursuant to the Reorganization Plans,

- new high-yield secured notes issued by Covanta and guaranteed by its subsidiaries (other than Covanta Power International Holdings, Inc. ("CPIH") and its subsidiaries) which are not contractually prohibited from incurring or guaranteeing additional debt (Covanta and such subsidiaries, the "Domestic Borrowers") with a stated maturity of seven years (the "High Yield Notes"), and

-     a term loan of CPIH with a stated maturity of 3 years.

            (ii)  Unsecured Claims against Operating Company Subsidiaries

The holders of allowed unsecured claims against any of the Company's operating subsidiaries received or will receive unsecured notes bearing interest at 7.5% in a principal amount equal to the amount of their allowed unsecured claims with a stated maturity of 8 years (the "Unsecured Notes").

            (iii) Unsecured Claims against Covanta and Holding Company
                  Subsidiaries

The holders of allowed unsecured claims against Covanta or certain of its holding company subsidiaries will receive, in the aggregate, its pro rata share of a distribution consisting of (i) $4 million in principal amount of the 7.5%, 8 year Unsecured Notes, (ii) a participation interest equal to 5% of the first $80 million in net proceeds received in connection with the sale or other disposition of CPIH and its subsidiaries, and (iii) the recoveries, if any, from avoidance actions not waived under the Reorganization Plan that might be brought on behalf of the Debtors' estates. In addition, the holders of such claims are entitled to receive a distribution equal to 12.5% of the value of distributions otherwise payable to the 9.25% Debenture Holders.

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

Covanta had the right during the Chapter 11 Cases, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. As a condition to assuming a contract, the Company was required to cure all existing defaults (including payment defaults). The Company has paid approximately $9 million in cure amounts associated with assumed executory contracts and unexpired leases. Several counterparties have indicated that they believe that actual cure amounts are greater than the amounts specified in the Company's notices, and there can be no assurance that the cure amounts ultimately associated with assumed executory contracts and unexpired leases will not be materially higher than the amounts estimated by the Company.

The Company is in the process of reconciling recorded pre-petition liabilities with proofs of claim filed by creditors with the Bankruptcy Court. The Company expects this process to conclude during 2004. In total, approximately 4,700 proofs of claim in aggregate amount of approximately $13.3 billion have been filed. The Company believes that many of the proofs of claim are invalid, duplicative, untimely, inaccurate or otherwise objectionable. The Company intends to contest claims to the extent they materially exceed the amounts the Company believes may be due. The Company believes the claims resolution process will not result in material liabilities in excess of those recorded in its consolidated financial statements.

DEVELOPMENTS IN PROJECT RESTRUCTURINGS

During the course of the Chapter 11 Cases, the Debtors and certain contract parties reached agreement with respect to material restructuring of their mutual obligations in connection with several waste-to-energy projects. The Debtors were also involved in material disputes and/or litigation with respect to the Warren County, New Jersey and Lake County, Florida waste-to-energy projects and the Tampa Bay water project, which matters remain unresolved. As a result, Covanta's subsidiaries involved in these projects remain in Chapter 11 and are not consolidated in the Company's consolidated financial statements. The Warren County matter is described below; the Lake County and Tampa Bay matters are described in Note 16. The Company expects that the outcome of the issues described below and in Note 16 relating to these projects will not negatively affect its ability to implement its business plan.

      Warren County, New Jersey

The Covanta subsidiary ("Covanta Warren") which operates the Company's waste-to-energy facility in Warren County, New Jersey (the "Warren Facility") and the Pollution Control Financing Authority of Warren County ("Warren Authority") have been engaged in negotiations for an extended time concerning a potential restructuring of the parties' rights and obligations under various agreements related to Covanta Warren's operation of the Warren Facility. Those negotiations were in part precipitated by a 1997 federal court of appeals decision invalidating certain of the State of New Jersey's waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, the State of New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to an agreement with the Warren Authority which modifies the existing Service Agreement.

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

In order to emerge from bankruptcy without uncertainty concerning potential claims against Covanta related to the Warren Facility, Covanta rejected its guarantees of Covanta Warren's obligations relating to the operation and maintenance of the Warren Facility. The Company anticipates that if a restructuring is consummated, reorganized Covanta may at that time issue a new parent guarantee in connection with that restructuring and emergence from bankruptcy.

In the event the parties are unable to timely reach agreement upon and consummate a restructuring of the contractual arrangements governing Covanta Warren's operation of the Warren Facility, the Debtors may, among other things, elect to litigate with counterparties to certain agreements with Covanta Warren, assume or reject one or more executory contracts related to the Warren Facility, attempt to file a plan of reorganization on a non-consensual basis, or liquidate Covanta Warren. In such an event, creditors of Covanta Warren may receive little or no recovery on account of their claims.

REORGANIZATION ITEMS

In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred for the Period January 1, 2004 through March 10, 2004 and the three months ended March 31, 2003, (in Thousands of Dollars):

                                           For the period
                                           January 1, 2004     For the three
                                               through          months ended
                                           March 10, 2004      March 31, 2003
                                           ---------------     --------------
Legal and professional fees                   $   27,562        $     10,240
Severance                                          7,097               1,114
Bank fees related to DIP Credit Facility           1,163                 840
Bankruptcy exit costs                             22,460                   -
                                              ----------        ------------
Total                                         $   58,282        $     12,194
                                              ==========        ============

Legal and professional fees consist of fees related to professionals for work associated with the bankruptcy of the Company.

Bankruptcy exit costs consist primarily of trustee costs, directors and officers liability insurance (covering the period prior to emergence) and administrative expenses.

Pursuant to SOP 90-7, the Company had segregated and classified certain pre-petition obligations as liabilities subject to compromise. Liabilities subject to compromise were recorded at the likely allowed claim amount. The following table sets forth the estimated liabilities of the Company subject to compromise as of December 31, 2003, (in Thousands of Dollars):

                                                 December 31, 2003
                                                 -----------------
Debt                                             $         110,485
Debt under credit arrangement                              125,091
Accounts payable                                            66,117
Other liabilities                                          232,691
Obligations related to the Centre and the Team             182,517
Obligations related to Arrowhead Pond                       90,544
Convertible Subordinated Debentures                        148,650
                                                 -----------------
Total                                            $         956,095
                                                 =================

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fresh-Start accounting requires the selection of appropriate accounting policies for the reorganized Company. The significant accounting policies previously used by the Company will continue to be used by the reorganized Company except for the following:

PROPERTY, PLANT AND EQUIPMENT: As of March 10, 2004, property, plant, and equipment were recorded at its estimated fair market values based upon discounted cash flows using currently available information. For financial reporting purposes, depreciation is calculated by the straight-line method over the estimated remaining useful lives of the assets, which range generally from three years for computer equipment to 41 years for waste-to-energy facilities.

SERVICE AND ENERGY CONTRACTS: As of March 10, 2004, service and energy contracts were recorded at their estimated fair market values based upon discounted cash flows from the service contracts and the "above market" portion of the energy contracts using currently available information. Amortization is calculated by the straight-line method over the estimated life of the agreements. Estimated amortization over the next five years is as follows (in thousands):

2004     $21,346
2005     $28,900
2006     $28,900
2007     $28,900
2008     $26,425

GOODWILL: Goodwill represents the amount by which the Company's fair value of its tangible assets and identified intangible assets less its liabilities exceeds its reorganization value. Pursuant to the provisions of Statement of Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill is not amortized, but is subject to annual impairment testing or when indicators of impairment exist.

CONTRACT ACQUISITION COSTS: As of March 10, 2004 contract acquisition costs were recorded at their fair value of zero.

BOND ISSUANCE COSTS: As of March 10, 2004, bond issuance costs were recorded at their fair value of zero. Costs incurred in connection with the issuance of bonds are amortized using the effective interest rate method over the terms of the respective debt issues. Unamortized bond issuance costs are included in Other assets on the Consolidated Balance Sheets.

STOCK OPTIONS

On March 10, 2004, the Company had three stock-based employee compensation plans that were terminated upon emergence from bankruptcy and all outstanding options and restricted stock were cancelled. The Company had accounted for those plans under the recognition and measurement provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in the 2004 and 2003 net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were granted in 2004 or 2003. Awards under the Company's plans vest over periods ranging from three to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income
(loss) for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table summarizes the pro forma impact on net income (loss) and income (loss) per common share for the period January 1, 2004 through March 10, 2004 and for the three months ended March 31, 2003 including the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

                                                                FOR THE PERIOD             FOR THE THREE
                                                            JANUARY 1, 2004 THROUGH        MONTHS ENDED
                                                                MARCH 10, 2004            MARCH 31, 2003
                                                            -----------------------       --------------
Net income (loss), as reported                              $                29,563       $       (9,530)
Deduct:
SFAS No. 123 total stock based employee
    compensation expense determined under the fair value
    method for all awards, net of related tax effects                          (435)                (744)
                                                            -----------------------       --------------
Pro forma net income (loss)                                 $                29,128       $      (10,274)
                                                            =======================       ==============
Basic income (loss), per share:
Basic - as reported                                         $                  0.59       $        (0.19)
                                                            =======================       ==============
Basic - pro forma                                           $                  0.58       $        (0.21)
                                                            =======================       ==============
Diluted income (loss), per share:
Diluted - as reported                                       $                  0.59       $        (0.19)
                                                            =======================       ==============

Diluted - pro forma                                         $                  0.58       $        (0.21)
                                                            =======================       ==============

NEW ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN No. 46 was revised in December 2003 and is applicable for the Company on January 1, 2004 for interests acquired in variable interest entities prior to February 1, 2003. The Company adopted the provisions of FIN No. 46 without impact on its financial position or results of operations.

RECLASSIFICATION:

Certain prior period amounts, including various revenues and expenses, have been reclassified in the Financial Statements to conform with the current period presentation.

4.    FRESH START AND PURCHASE ACCOUNTING ADJUSTMENTS

The Company's emergence from Chapter 11 proceedings on March 10, 2004 resulted in a new reporting entity and adoption of fresh start accounting as of that date, in accordance with SOP 90-7. The consolidated financial statements as of March 10, 2004, reflect a preliminary allocation of value to the assets and liabilities of the Company in proportion to their relative fair values in conformity with SFAS No. 141. Accordingly, the Company valued its assets and liabilities at fair value. The equity value was based on the purchase price that was paid by DHC. Preliminary fair value determinations of the tangible and intangible assets have been determined by management based on anticipated cash flows using currently available information. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as Goodwill on the Condensed Consolidated Balance Sheet. Management's estimate of the fair value of long term debt was based on the new principal amounts of recourse debt that was part of the reorganized capital structure of the Company upon emergence. The Company has engaged valuation consultants to review its valuation methodology and their work is ongoing.

In accordance with SFAS No. 141, the preliminary allocation of the fresh start values is subject to additional adjustment within one year after emergence from bankruptcy when additional information on asset and liability valuations becomes available. The Company expects that adjustment to recorded fair values may include those relating to:

     o property, plant, and equipment, intangibles, debt, and equity investments, all of which may change based on our consideration of additional analysis by the Company and its valuation consultants;

     o accrued expenses which may change based on identification of final fees and costs associated with emergence from bankruptcy, resolution of disputed claims, and completion of Chapter 11 Cases relating to six debtors remaining in bankruptcy;

     o the final principal amount of the Unsecured Notes (recorded as an estimated principal amount of $36.5 million), which will adjust based upon the resolution of claims of creditors entitled to such notes as distributions; and

     o tax liabilities, which may adjust based upon additional information to be received from taxing authorities.

The following financial information reflects the implementation of the Reorganization Plan and the preliminary adjustments recorded to the Company's assets and liabilities to reflect the discharge of debt and the adoption of fresh start reporting in accordance with SOP 90-7.

Estimated fresh start adjustments and purchase accounting in the Pro Forma Balance Sheet result primarily from the:

            (i)   reduction of property, plant and equipment carrying values;

            (ii) increase in the carrying value of the Company's various operation and maintenance agreements and power purchase agreements;

            (iii) forgiveness of the Company's pre-petition debt;

            (iv) issuance of new common stock and other items in equity and notes pursuant to the Plan;

            (v) payment of various administrative and other claims associated with the Company's emergence from Chapter 11;

            (vi) distribution of cash of $235.5 million to the Company's pre-petition secured lenders and for the payment of exit costs and funding of reserves;

            (vii) deferred tax assets principally related to net operating loss carry-forwards from Danielson's NOLs; and

            (viii) direct costs and expenses related to Danielson's acquisition of Covanta.

These adjustments were based upon the preliminary work of the Company and its valuation consultants, as well as other valuation estimates to determine the relative fair values of the Company's assets and liabilities. The table below reflects preliminary reorganization adjustments for the discharge of indebtedness, issuance of new common stock, issuance of notes, and the fresh start adjustments and the resulting fresh start consolidated balance sheet.

                                                            LIQUIDATING ENTITIES                         PURCHASE
                                                MARCH 10,   AND DECONSOLIDATION      DISCHARGE OF       ACCOUNTING
                                                  2004        OF ENTITIES (A)        INDEBTEDNESS      ADJUSTMENTS
                                               ----------   --------------------   -----------------   ------------
(In Thousands of Dollars)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $  149,528   $                877   $    (81,204) (b)   $ 29,825 (f)
Restricted funds held in trust                    177,737                 (4,845)             -               -
Receivables                                       223,835                (22,772)             -               -
Deferred income taxes                               9,763                      -              -               -
Prepaid expenses and other current assets          81,894                 (5,121)             -               -
                                               ----------   --------------------   ------------        --------
TOTAL CURRENT ASSETS                              642,757                (31,861)       (81,204)         29,825
Property, plant and equipment-net               1,444,838                (97,101)             -               -
Restricted funds held in trust                    117,824                 (8,196)             -               -
Unbilled service and other receivables            130,168                (15,035)             -               -
Other intangible assets-net                        33,381                 (3,561)             -               -
Service and energy contracts                            -                      -              -               -
Investments in and advances to investees and
   joint ventures                                 134,656                 56,870              -               -
Other assets and other intangibles                 63,946                   (276)             -               -
Goodwill                                                -                      -              -         (73,995)
                                               ----------   --------------------   ------------        --------
TOTAL ASSETS                                   $2,567,570   $            (99,159)  $    (81,204)       $(44,170)
                                               ==========   ====================   ============        ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES:
CURRENT LIABILITIES:
Current portion of long-term debt                   9,625                      -              -               -
Current portion of project debt                   104,076                (10,070)             -               -
Accounts payable                                   27,437                 (3,235)             -               -
Accrued expenses                                  234,121                 (5,296)             -               -
Deferred income                                    37,660                 (2,453)             -               -
                                               ----------   --------------------   ------------        --------
TOTAL CURRENT LIABILITIES                      $  412,919   $            (21,054)  $          -        $      -
Long-term debt                                      1,261                      -        336,500  (c)          -
Project debt                                      902,442                (71,905)             -               -
Deferred income taxes                             195,164                      -              -         (91,695) (g)
Deferred income                                   127,925                      -              -               -
Other liabilities                                  99,650                      -              -               -
Liabilities subject to compromise                 934,752                 (6,368)      (928,384) (d)          -
                                               ----------   --------------------   ------------        --------
         TOTAL LIABILITIES                     $2,674,113   $            (99,327)  $   (591,884)       $(91,695)
                                               ----------   --------------------   ------------        --------
MINORITY INTERESTS                             $   71,372   $                  -   $          -        $      -
                                               ----------   --------------------   ------------        --------
SHAREHOLDERS' DEFICIT:
Serial cumulative convertible
   preferred stock                             $       33   $                  -   $          -        $      -
Common stock                                       24,912                      -              -               -
Capital surplus                                   188,156                      -              -          47,525  (h)
Deficit                                          (392,095)                    46        510,680  (e)          -
Accumulated other comprehensive income
   (loss)                                           1,079                    122              -               -
                                               ----------   --------------------   ------------        --------
TOTAL SHAREHOLDERS' DEFICIT                    $ (177,915)  $                168   $    510,680        $ 47,525
                                               ----------   --------------------   ------------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT    $2,567,570   $            (99,159)  $    (81,204)       $(44,170)
                                               ==========   ====================   ============        ========


                                                 FRESH START        MARCH 10,
                                                 ADJUSTMENTS         2004
                                               ----------------   -----------
(In Thousands of Dollars)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $    (3,564) (i)   $    95,462
Restricted funds held in trust                          39            172,931
Receivables                                        (14,463) (j)       186,600
Deferred income taxes                               (8,475) (k)         1,288
Prepaid expenses and other current assets           (3,131) (i)        73,642
                                               -----------        ------------
TOTAL CURRENT ASSETS                               (29,594)           529,923
Property, plant and equipment-net                 (312,958) (l)     1,034,779
Restricted funds held in trust                      (2,564) (i)       107,064
Unbilled service and other receivables                   -            115,133
Other intangible assets-net                        (29,820) (l)             -
Service and energy contracts                       318,114  (l)       318,114
Investments in and advances to investees and
   joint ventures                                 (122,679) (l)        68,847
Other assets and other intangibles                 (24,971) (m)        38,699
Goodwill                                            98,465             24,470
                                               -----------        -----------
TOTAL ASSETS                                     $(106,008)       $ 2,237,029
                                               ===========        ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES:
CURRENT LIABILITIES:
Current portion of long-term debt                        -              9,625
Current portion of project debt                         25  (n)        94,031
Accounts payable                                      (631)            23,571
Accrued expenses                                   (19,641) (o)       209,184
Deferred income                                          -             35,207
                                               -----------        -----------
TOTAL CURRENT LIABILITIES                      $   (20,247)       $   371,618
Long-term debt                                           -            337,761
Project debt                                        17,114  (p)       847,651
Deferred income taxes                              202,315  (q)       305,784
Deferred income                                          -            127,925
Other liabilities                                   27,743  (r)       127,393
Liabilities subject to compromise                        -                  -
                                               -----------        -----------
         TOTAL LIABILITIES                     $   226,925        $ 2,118,132
                                               -----------        -----------
MINORITY INTERESTS                             $         -        $    71,372
                                               -----------        -----------
SHAREHOLDERS' DEFICIT:
Serial cumulative convertible
   preferred stock                             $       (33) (s)   $         -
Common stock                                       (24,912) (s)             -
Capital surplus                                   (188,156) (s)        47,525
Deficit                                           (118,631) (s)             -
Accumulated other comprehensive income
   (loss)                                           (1,201) (s)             -
                                               -----------        -----------
TOTAL SHAREHOLDERS' DEFICIT                    $  (332,933)       $    47,525
                                               -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT    $  (106,008)       $ 2,237,029
                                               ===========        ===========

Footnotes to Pro forma Condensed Consolidated Balance Sheet

(a) Pro Forma Balance Sheet excludes Covanta entities which are part of the Liquidating Plan and Covanta entities which remain in Chapter 11 and have been deconsolidated.

(b)   Reflects cash payments to secured creditors paid upon emergence.

(c) Reflects the issuance by Covanta of $205.0 million principal amount of new high yield secured notes, $36.5 million of estimated principal amount of new reorganization plan unsecured notes, and $95.0 million in new CPIH funded debt.

(d) Reflects the discharge of pre-petition indebtedness, except for those related to Warren, Lake and Tampa Bay facilities which remain in bankruptcy and are deconsolidated in the financial statements. These three facilities are part of the emerging entity purchased by Danielson.

(e) Reflects the gain on the extinguishment of the liabilities subject to compromise.

(f)   Reflects cash portion of the purchase price paid by Danielson.

(g) Represents the reduction in net deferred income tax liabilities resulting from recording the income tax benefits arising from the estimated future utilization of Danielson's NOLs.

(h) Danielson's purchase price includes $29.8 million in cash, $6.4 million in expenses and $11.3 million for the estimated fair value of stock purchase rights to be issued to certain of Covanta's pre-petition creditors. Such creditors are expected to purchase up to an additional 3.0 million shares of Danielson common stock at $1.53 per share based upon levels of public participation in the rights offering.

(i) Reflects the write down of the MCI facility assets and liabilities to a fair value of $0.

(j) Reflects a tax receivable of $11.3 million that was fair valued at $0 and the MCI facility receivable of $3.1 million was valued at $0.

(k) Reflects adjustment to fair value of deferred taxes related to allowance for doubtful accounts.

(l) Reflects fresh start adjustments of Covanta's property, plant and equipment, intangibles and investments in joint ventures to an estimated fair value.

(m) Includes $23.5 million write down of pre-paid bond costs to a fair value of $0.

(n) Includes a $10.2 million write down of the current portion of the MCI facility project debt to a fair value of $0 and an increase of $10.5 million for the current portion on the fair market value premium on waste-to-energy project debt.

(o) Includes a write down of $11.0 million in the MCI facility accrued expenses to a fair value of $0, a reduction of $6.0 million to reclassify pension liabilities to long-term liabilities, a back tax liability of $1.3 million and various other adjustments reducing accrued expenses by an additional $1.3 million.

(p) Reflects an $18.3 million write down of the long-term portion of the MCI facility project debt to a fair value of $0 and an increase of $36.1 million for the long-term portion of the fair market value premium on waste-to-energy project debt.

(q) Reflects the change in deferred taxes resulting from the fair valuation of property, plant and equipment and intangibles.

(r) Reflects increase of $15.6 million to true up tax reserves to $22.6 million at emergence, increase of $6.0 million for the reclassification of pension liabilities from current liabilities and an increase of $18.4 million for additional pension liabilities.

(s)   Reflects the zeroing out of old equity accounts.

5.    CREDIT ARRANGEMENTS

The Company entered into the Master Credit Facility as of March 14, 2001. The Master Credit Facility was secured by substantially all of the Company's assets and was scheduled to mature on May 31, 2002 but was not fully discharged by the Debtor-In-Possession Credit Agreement (as amended, the "DIP Facility") discussed below. This, as well as the non-compliance with required financial ratios and possible other items, caused the Company to be in default under its Master Credit Facility. However, as previously discussed, the filing of bankruptcy petitions by the Debtors acted as a stay of enforcement of any remedies under the Master Credit Facility against any Debtor. The Master Credit Facility was discharged upon the effectiveness of the Reorganization Plan (see Note 2).

In connection with the bankruptcy petition, Covanta and most of its subsidiaries entered into the DIP Facility with the DIP Lenders. The DIP Facility was largely for the continuation of existing letters of credit and was secured by all of the Company's domestic assets not subject to liens of others and generally 65% of the stock of its foreign subsidiaries held by domestic subsidiaries. Obligations under the DIP Facility were senior in status to other pre-petition secured claims, and the DIP Facility was the operative debt agreement with the Company's banks. All claims relating to the DIP Facility were discharged upon the effectiveness of the Reorganization Plan (see Note 2).

In connection with the effectiveness of the Reorganization Plan and the consummation of the DHC Transaction, the Company emerged from bankruptcy with a new debt structure. Domestic Borrowers have two credit facilities; the First Lien Facility and the Second Lien Facility.

- The First Lien Facility provides commitments for the issuance of letters of credit contractually required in connection with the Detroit waste-to-energy facility. These letters of credit are currently required in the aggregate amount of approximately $138.2 million as of March 31, 2004, and the contractually required amount decreases semi-annually. The First Lien Facility has a term of five years, and requires cash collateral to be posted for issued letters of credit in the event Covanta has cash in excess of specified amounts. Covanta paid a 1% upfront fee (approximately $1.38 million) upon entering into the First Lien Facility, and will pay with respect to each issued letter of credit (i) a fronting fee equal to the greater of $500 or 0.25% per annum of the daily amount available to be drawn under such letter of credit, (ii) a letter of credit fee equal to 2.5% per annum of the daily amount available to be drawn under such letter of credit, and (iii) an annual fee of $1,500.

- The Second Lien Facility provides commitments in the aggregate amount of $118 million, up to $10 million of which shall also be available for cash borrowings on a revolving basis and the balance for letters of credit supporting the Company's domestic and international businesses. This second lien credit facility has a term of five years. The Second Lien Credit facility requires cash collateral to be posted for issued letters of credit in the event Covanta has cash in excess of specified amounts. The revolving loan component of the second lien credit facility bears interest at either (i) 4.5% over a base rate with reference to either the Federal Funds rate of the Federal Reserve System or Bank One's prime rate, or (ii) 6.5% over a formula Eurodollar rate, the applicable rate to be determined by Covanta (increasing by 2% over the then applicable rate in specified default situations). Covanta also paid an upfront fee of $2.36 million upon entering into the second lien credit agreement, and will pay
      (i) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, (ii) an annual agency fee of $30,000, and (iii) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit. As of March 31, 2004, letters of credit in the approximate aggregate amount of $85.9 million had been issued under the Second Lien Facility, which amount was reduced to $70.9 million as of April 2, 2004, and the Company had not sought to make draws against the $10 million liquidity facility of the Second Lien Facility.

Total fees of $11.6 million paid on March 10, 2004 have been capitalized and are being amortized using the interest method over the life of the credit facilities on a straight line basis to the extent no borrowings exist. Both facilities are secured by the assets of the Domestic Borrowers not otherwise pledged. The lien of the Second Lien Facility is junior to that of the First Lien Facility.

Also, CPIH and each of its domestic subsidiaries, which hold all of the assets and operations of the Company's international businesses (the "CPIH Borrowers") entered into a secured credit facility:

- The CPIH Revolving Credit Facility is secured by a first priority lien on the CPIH stock and substantially all of the CPIH Borrowers' assets not otherwise pledged, and consists of commitments for cash borrowings of up to $10 million for purposes of supporting the international businesses. The CPIH revolving credit facility has a maturity date of three years and to the extent drawn upon bears interest at the rate of either (i) 7% over a base rate with reference to either the Federal Funds rate, of the Federal Reserve System or Deutsche Bank's prime rate, or (ii) 8% over a formula Eurodollar rate, the applicable rate to be determined by CPIH (increasing by 2% over the then applicable rate in specified default situations). CPIH also paid a 2% upfront fee of $0.2 million, and will pay
      (i) a commitment fee equal to 0.5% per annum of the average daily calculation of available credit, and (ii) an annual agency fee of $30,000. As of March 31, 2004, CPIH had not sought to make draws on this facility.

The debt of the CPIH Borrowers is non-recourse to Covanta and its other domestic subsidiaries.

6.    OTHER LONG-TERM DEBT

Long-term debt (expressed in thousands of dollars) consisted of the following:

                                           SUCCESSOR         PREDECESSOR
                                         MARCH 31, 2004   DECEMBER 31, 2003
                                         --------------   -----------------
High yield notes                         $      205,190   $               -
CPIH term loan facility                          94,825                   -
Unsecured notes                                  36,500                   -
9.25% debentures due 2022                             -             100,000
Other long-term debt                             10,891              22,127
                                         --------------   -----------------
Total                                           347,406             122,127
Less amounts subject to compromise                    -            (110,485)
Less current portion of long term debt           (9,631)             (9,492)
                                         --------------   -----------------
Total                                    $      337,775   $           2,150
                                         ==============   =================

The Domestic Borrowers also issued the High Yield Notes and issued or will issue the Unsecured Notes.

      - The High Yield Notes are secured by a third priority lien in the same collateral securing the First Lien Facility and the Second Lien Facility. The High Yield Notes were issued in the initial principal amount of $205 million, which will accrete to $230 million at maturity in seven years. Interest is payable at a rate of 8.25% semi-annually on the basis of the principal at final maturity; no principal is due prior to maturity of the High Yield Notes.

      - Unsecured Notes in a principal amount of $4 million were issued on the effective date of the Reorganization Plan, and the Company expects to issue additional Unsecured Notes in a principal amount of between $30 and $35 million including additional Unsecured Notes that may be issued to holders of allowed claims against the Remaining Debtors if and when they emerge from bankruptcy. The final principal amount of all Unsecured Notes will be equal to the amount of allowed unsecured claims against the Company's operating subsidiaries which were reorganizing Debtors, and such amount will be determined when such claims are resolved through settlement or further proceedings in the Bankruptcy Court. The principal amount of unsecured notes indicated in the table above represents the expected liability upon completion of the claims process. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004. Interest is payable semi-annually on the Unsecured Notes at a rate of 7.5%; principal is paid annually beginning in March, 2006. The Unsecured Notes mature in eight years.

Also, the CPIH Borrowers entered into the following secured credit facility:

      - The CPIH Term Loan Facility of up to $95 million, secured by a second priority lien on the same collateral as the CPIH Revolving Credit Facility, and bears interest at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable by adding it to the outstanding principal balance. The interest rate increases to 12.5% per annum in specified default situations. The CPIH Term Loan Facility matures in three years.

The debt of the CPIH Borrowers is non-recourse to Covanta and its other domestic subsidiaries.

Covanta may issue tax notes in an aggregate principal amount equal to the aggregate amount of allowed priority tax claims with a maturity six years after the date of assessment. Interest will be payable semi-annually at the rate of four percent. Under the Reorganization Plan, the Company may pay the amount of such claims in cash. The Company does not expect the amount of such allowed priority tax claims to negatively affect its ability to implement its business plan.

The maturities on long-term debt including capital lease obligations, (expressed in thousands of dollars) at March 31, 2004 were as follows:

2004                   $   9,631
2005                          25
2006                       1,235
2007                      94,825
Later years              241,690
                       ---------

Total                    347,406
Less current portion      (9,631)
                       ---------

Total long-term debt   $ 337,775
                       =========

7.    PROJECT DEBT

Project debt (expressed in thousands of dollars) consisted of the following:

                                                             SUCCESSOR   PREDECESSOR
                                                             MARCH 31,   DECEMBER 31,
                                                               2004          2003
                                                             ---------   ------------
Revenue Bonds Issued by and Prime Responsibility of
Municipalities:
3.625-6.75% serial revenue bonds due 2005 through 2011       $ 306,843   $    287,320
5.0-7.0% term revenue bonds due 2005 through 2015              165,961        221,644
Adjustable-rate revenue bonds due 2006 through 2013            120,967        126,665
                                                             ---------   ------------

Total                                                          593,771        635,629
                                                             ---------   ------------

Revenue Bonds Issued by Municipal Agencies with Sufficient
Service Revenues Guaranteed by Third Parties:
5.25-8.9% serial revenue bonds due 2005 through 2008            24,006         47,260
                                                             ---------   ------------

Other Revenue Bonds:
4.7-5.5% serial revenue bonds due 2005 through 2015             72,515         71,820
5.5-6.7% term revenue bonds due 2014 through 2019               69,515         68,020
                                                             ---------   ------------

Total                                                          142,030        139,840
                                                             ---------   ------------

Other project debt                                              87,196        110,456
                                                             ---------   ------------

Total long-term project debt                                 $ 847,003      $ 933,185
                                                             =========   ============


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

Payment obligations for the project debt associated with facilities owned by the Company are limited recourse to the operating subsidiary and non-recourse to the Company, subject to construction and operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective facilities and related assets.

The maturities on long-term project debt (expressed in thousands of dollars) at March 31, 2004 were as follows:

2004                           $  64,525
2005                              93,696
2006                              99,904
2007                              98,183
2008                              98,048

Later years                      486,781
                               ---------
Total                          $ 941,137
Less current portion             (94,134)
                               ---------

Total long-term project debt   $ 847,003
                               =========

8.    INCOME TAXES

PREDECESSOR COMPANY

The provision for income taxes of $215.3 million for the period January 1, 2004 through March 10, 2004 consists of an income tax provision of $229.3 million related to the increase in carrying value of certain assets to fair value recorded in connection with the Company's adoption of fresh start accounting, and the gain on cancellation of pre-petition debt.

The effective tax rate for the period January 1, 2004 through March 10, 2004 differs from the federal statutory rate as the Company has established a valuation allowance against certain foreign net operating loss carry-forwards and certain other fresh start adjustments to reduce them to the amounts that will more likely than not be realized.

SUCCESSOR COMPANY

Included in the net deferred tax liability of the Successor Company is a deferred tax asset of $91.7 million related to Danielson Holdings Corporation NOLs that will be available to offset Covanta's taxable income.

Danielson reported in its Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC, that it expected to have NOLs estimated to be approximately $652 million for federal income tax purposes as of the end of 2003. Under a Tax Sharing Agreement between Covanta and Danielson, certain of Danielson's NOLs will be made available to offset the income tax liability of Covanta and its domestic subsidiaries (other than CPIH and its domestic subsidiaries, which are not consolidated for tax purposes). The NOLs will expire in various amounts beginning on December 31, 2004 through December 31, 2023, if not used. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of Danielson's tax consolidated group. The Internal Revenue Service ("IRS") has not audited any of Danielson's tax returns.

If Danielson were to undergo an "ownership change" as such term is used in
Section 382 of the Internal Revenue Code, the use of its NOLs would be limited. Danielson will be treated as having had an "ownership change" if there is a more than 50% increase in stock ownership during a 3-year "testing period" by "5% stockholders". Danielson's Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve Danielson's NOLs by avoiding an ownership change. The transfer restrictions were implemented in 1990, and Danielson expects that they will remain in-force as long as Danielson has NOLs. Danielson cannot be certain, however, that these restrictions will prevent an ownership change.

BANKRUPTCY EFFECT

In connection with the Debtors' emergence from bankruptcy, the Company realized a gain on the extinguishment of debt of $510.7 million. This gain will not be taxable since the gain resulted from the Company's reorganization under the Bankruptcy Code. However, for U.S. income tax reporting purposes, as of the beginning of its short taxable period ending December 31, 2004, the Company will be required to reduce certain tax attributes, including (a) net operating loss carry-forwards and (b) certain tax credit carry-forwards, equal to the gain on the extinguishment of debt. The reorganization of the company on the Effective Date constituted an ownership change under Section 382 of the Code, and the use of any of the Company's net operating loss carry-forwards and tax credit carry-forwards generated prior to the ownership change that are not reduced pursuant to these provisions will be subject to an overall annual limitation. The actual amount of reduction in tax attributes for U.S. income tax reporting purposes will not be determined until 2005 and is therefore not reflected in this note to the consolidated condensed financial statements.

9.    PENSION AND POST RETIREMENT BENEFITS

Net periodic defined benefit pension and post-retirement expense we as follows (in thousands of Dollars):

                                      Pension Benefits                  Other Benefits
                              For the period   For the period   For the period   For the period
                              March 11,2004    January 1,2004   March 11,2004    January 1,2004
                                 Through          Through          Through          Through
                              March 31,2004    March 10,2004    March 31,2004    March 10,2004
                              --------------   --------------   --------------   ---------------
Service cost                  $      484       $    1,431       $        -       $        -
Interest cost                        200              650               39              257

Expected Return on Assets           (137)            (450)               -                -
Amortization
        Prior Services cost            -              (35)               -                -
        (Gain)/Loss                    -              127                -              128
                              ----------       ----------       ----------       ----------
Net periodic benefit cost     $      547       $    1,723       $       39       $      385

The Company has recorded a pension plan liability equal to the amount that the present value of projected benefit obligations (using a discount rate of 5.75%) exceeded the fair value of pension plan assets at March 10, 2004 in accordance with the provisions of Statement of Financial Accounting Standards No. 141 "Business Combinations". The Company made contributions of $0.97 million to the plan in the three months ended March 31, 2004.

10.   BUSINESS SEGMENTS

The Company's reportable segments are: Domestic energy and water and International energy. The segment information for the prior year has been restated to conform with the current segments.

Covanta's two segments develop, operate and in some cases own, energy generating facilities that utilize a variety of fuels, as well as water and wastewater facilities that serves communities on a long-term basis.

Revenues and income (loss) from continuing operations by segment for the periods from March 11, 2004 through March 31, 2004, January 1, 2004 through March 10, 2004 and the three months ended March 31, 2003 (expressed in thousands of dollars) were as follows:

                                                                For the period     For the period
                                                                March 11, 2004     January 1, 2004       Three Months Ended
                                                               Through March 31,   Through March 10,          March 31,
                                                                     2004                2004                    2003
---------------------------------------------------------------------------------------------------------------------------
Revenues:
Domestic energy and water                                          $ 29,798            $ 107,696              $ 152,640
International energy                                                  9,178               35,536                 43,771
                                                                   --------            ---------              ---------

Total revenue                                                        38,976              143,232                196,411
                                                                   --------            ---------              ---------

Income (loss) from operations:
Domestic energy and water                                             4,736                5,828                 24,353
International energy                                                  3,184                8,299                 10,531
Corporate unallocated income
and expenses-net                                                     (2,476)               1,119                (13,083)
                                                                   --------            ---------              ---------

Operating income                                                      5,444               15,246                 21,801

Interest expense - net                                               (2,649)              (5,374)               (10,010)
Reorganization items                                                     --              (58,282)               (12,194)
Gain on cancellation of pre-petition debt                                --              510,680                     --
Fresh start adjustments                                                  --             (214,927)                    --
                                                                   --------            ---------              ---------

Income (loss) from continuing operations before income
taxes, minority interests, discontinued operations and the
cumulative effect of change in accounting principle                $  2,795            $ 247,343              $    (403)
                                                                   ========            =========              =========

11.  INVESTMENTS IN AND ADVANCES TO INVESTEES AND JOINT VENTURES

The following disclosure of unaudited results of operations and financial position are presented as required by the SEC's rules pursuant to Regulation S-X Rule 4-08(g) and 3-09 (expressed in thousands of dollars):

                                                                       HARIPUR BARGE
                                                     QUEZON POWER         PLANT
                                                  (THE PHILIPPINES)    (BANGLADESH)
                                                  -----------------    ------------
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004:
Revenues                                               $ 51,128          $ 8,442
Operating income                                         23,328            4,950
Net income                                               13,679            2,113
Company's share of net income                             4,259              953

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003:
Revenues                                               $ 45,657          $ 8,009
Operating income                                         22,085            4,968
Net income                                               12,172            1,788
Company's share of net income                             3,180              807

                                                                         HARIPUR BARGE
                                                       QUEZON POWER          PLANT
                                                    (THE PHILIPPINES)    (BANGLADESH)
                                                    -----------------    -------------
CONDENSED BALANCE SHEETS AT MARCH 31, 2004:
Current assets                                          $ 144,790         $ 26,046
Non-current assets                                        736,605           94,178
Total assets                                              881,395          120,224
Current liabilities                                        61,487           14,672
Non-current liabilities                                   496,823           60,200
Total liabilities                                         558,310           74,872

CONDENSED BALANCE SHEETS AT DECEMBER 31, 2003:
Current assets                                          $ 143,725         $ 29,974
Non-current assets                                        741,169           95,429
Total assets                                              884,894          125,403
Current liabilities                                        56,912           18,185
Non-current liabilities                                   496,700           63,900
Total liabilities                                         553,612           82,085

The Companies share of each of the net assets shown above is less than five percent of the Company's consolidated assets.

Investment in Unconsolidated Subsidiaries

The following table summarizes the results of operations for Covanta's six unconsolidated entities still in bankruptcy for the period March 10, 2004 through March 31, 2004 (in thousands).

CONDENSED STATEMENTS OF OPERATIONS
Revenues                                         $ 2,439
Operating income                                    (241)
Net income                                          (241)

12. EARNINGS (LOSS) PER SHARE:

                                            For the period January 1, 2004 through
                                                         March 10, 2004                For the Three Months Ended March 31, 2003
                                            ------------------------------------------------------------------------------------
       (In thousands of dollars except      Income (Loss)       Shares     Per share   Income (Loss)       Shares      Per share
            for per share amounts)           (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)     AMOUNT
                                            -------------   -------------  ---------   -------------   -------------   ---------
BASIC EARNINGS (LOSS)
PER SHARE:
Earnings (loss) to common stockholders      $      29,563          49,821  $    0.59   $     (2,781)          49,824   $   (0.06)
                                            =============   =============  =========   =============   =============   =========
Earnings (loss) from discontinued
  operations                                $           -          49,821  $       -   $      1,789           49,824   $    0.04
                                            =============   =============  =========   =============   =============   =========
Cumulative effect of change in accounting
  principles                                $           -          49,821  $       -   $     (8,538)          49,824   $   (0.17)
                                            =============   =============  =========   =============   =============   =========
Net income (loss)                           $      29,563          49,821  $    0.59   $     (9,530)          49,824   $   (0.19)
                                            =============   =============  =========   =============   =============   =========
Effect of Dilutive Securities:
   Stock options                                                       (A)                                        (A)
   Restricted stock                                                     3                                         (A)
   Convertible preferred stock                                        198                                         (A)
                                                                      ---
DILUTED LOSS
PER SHARE:
Earnings (loss) to common stockholders      $      29,563          50,022  $    0.59   $     (2,781)          49,824   $   (0.06)
                                            =============   =============  =========   =============   =============   =========
Earnings (loss) from discontinued
  operations                                $           -          50,022  $       -   $      1,789           49,824   $    0.04
                                            =============   =============  =========   =============   =============   =========
Cumulative effect of change in accounting
  principles                                $           -          50,022  $       -   $     (8,538)          49,824   $   (0.17)
                                            =============   =============  =========   =============   =============   =========
Net income (loss)                           $      29,563          50,022  $    0.59   $     (9,530)          49,824   $   (0.19)
                                            =============   =============  =========   =============   =============   =========

(A) Antidilutive

Basic earnings per common share was computed by dividing net loss, reduced by preferred stock dividends, by the weighted average of the number of shares of common stock outstanding during each period.

Diluted earnings per common share was computed on the assumption that all convertible debentures, convertible preferred stock, restricted stock and stock options converted or exercised during each period, or outstanding at the end of each period were converted at the beginning of each period or the date of issuance or grant, if dilutive. This computation provides for the elimination of related convertible debenture interest and preferred dividends. Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options were 3,310,002 and 3,310,002 for the periods ended March 10, 2004 and March 31, 2003, respectively. Shares of common stock to be issued, assuming conversion of convertible preferred stock, the 6% convertible debentures, the 5 3/4% convertible debentures, stock options and unvested restricted stock issued to employees and directors were not included in computation of diluted earnings per share as to do so would have been antidilutive.

The common stock so excluded from the calculation was 2,175,000 for the period January 1, 2004 through March 10, 2004 and in the first quarter of 2003 for the 6% convertible debentures; 1,524,000 for the period January 1, 2004 through March 10, 2004 and the first quarter of 2003 for the 5 3/4% convertible debentures; 0 for the period January 1, 2004 through March 10, 2004 and the first quarter of 2003 for stock options, 198,000 and 198,000 for the period January 1, 2004 through March 10, 2004 and the first quarter of 2003, respectively, for convertible preferred stock; and 22,000 and 22,000 for the period January 1, 2004 through March 10, 2004 and the first quarter of 2003, respectively, for unvested restricted stock issued to employees.

All shares of common stock, and options with respect to common stock, were cancelled in connection with the Company's emergence from bankruptcy.

13. SPECIAL CHARGES

As a result of the decisions discussed below, the Company has incurred various expenses, described as special charges, which have been recognized in its continuing and discontinued operations. The following is a summary of the principal special charges (both cash and non-cash charges) recognized in the stub period ended March 10, 2004 and the periods ended March 31, 2004 and 2003 (expressed in thousands of dollars):

                                                                                  Transferred to
                                           Balance at                   Amounts     Liabilities    Balance at
                                             March 10,    Charges for   Paid In     subject to     March 31,
                                              2004        Operations      2004      compromise       2004
                                           ------------   -----------   -------   --------------   ----------
2004
Severance for approximately
   216 New York city employees             $        988   $         -   $  (220)  $            -   $      768
Severance for approximately
   60 Employees terminated post petition             34             -        (6)               -           28
Key employee retention plan                         985             -      (985)               -            -
Office closure costs                                  -             -         -                -            -
                                           ------------   -----------   -------   --------------   ----------
Total                                      $      2,007   $         -   $(1,211)  $            -   $      796
                                           ============   ===========   =======   ==============   ==========

                                                                                  Transferred to
                                           Balance at                   Amounts     Liabilities    Balance at
                                           December 31,   Charges for   Paid In     subject to     March 10,
                                              2003        Operations      2004      compromise       2004
                                           ------------   -----------   -------   --------------   ----------
2004
Severance for approximately
   216 New York city employees             $      1,470   $   (312)(A)  $ ( 170)  $            -   $      988
Severance for approximately
   60 Employees terminated post petition            277       (239)(A)       (4)               -           34
Key employee retention plan                       1,425       (440)(A)        -                -          985
Office closure costs                                518          -          (48)            (470)           -
                                           ------------   ---------     -------   --------------   ----------
Total                                      $      3,690   $   (991)     $  (222)  $         (470)  $    2,007
                                           ============   =========     =======   ==============   ==========

                                                                                  Transferred to
                                           Balance at                   Amounts     Liabilities    Balance at
                                           December 31,   Charges for   Paid In     subject to     March 31,
                                              2002        Operations      2003      compromise       2003
                                           ------------   -----------   -------   --------------   ----------
2003
Severance for approximately
   216 New York city employees             $      1,600   $         -   $   (15)  $            -   $    1,585
Severance for approximately
   80 energy employees                            2,500             -       (48)          (2,452)           -
Severance for approximately
   60 Employees terminated post petition          4,350             -    (1,037)               -        3,313
Key employee retention plan                         700           600         -                -        1,300
Contract termination settlement                     400             -         -                -          400
Office closure costs                              1,200             -         -                -        1,200
                                           ------------   -----------   -------   --------------   ----------
Total                                      $     10,750   $       600   $(1,100)  $       (2,452)  $    7,798
                                           ============   ===========   =======   ==============   ==========

(A) Reflects adjustments to reconcile to Bankruptcy Court approved amount at March 10, 2004.


14.   COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2004, capital commitments amounted to $11.2 million for normal maintenance and replacement in Domestic energy and water. Other capital commitments for Domestic energy and water and International energy as of March 31, 2004 amounted to approximately $11.9 million. This amount includes a commitment to pay $10.6 million in 2009 for a service contract extension at an energy facility. In addition, this amount includes a commitment to contribute $1.3 million in capital to an investment in a waste-to-energy facility in Italy, which is expected to be contributed in late 2004.

Covanta and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy facilities.

The surety bonds relate to performance under its waste water treatment operating contracts ($8.5 million), possible closure costs for various energy projects when such projects cease operating ($10.8 million) and to energy businesses that have been sold and related surety bonds ($1.2 million) are expected to be cancelled in 2004.

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

Generally claims and lawsuits against the Debtors emerging from bankruptcy upon consummation of the DHC Transaction arising from events occurring prior to their respective Petition Dates have been resolved pursuant to the Reorganization Plan, and have been discharged pursuant to the March 5, 2004 order of the Bankruptcy Court which confirmed the Reorganization Plan. However, to the extent that claims are not dischargeable in bankruptcy, such claims may not be discharged. For example, the claims of certain persons who were personally injured prior to the Petition Date but whose injury only became manifest thereafter may not be discharged pursuant to the Reorganization Plan.

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

The Company may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances, the Company may be exposed to joint and several liability for remedial action or damages. The Company's ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations. Generally such claims arising prior to the Petition Date were resolved in and discharged by the Chapter 11 Cases.

On September 15, 2003, the Environmental Protection Agency (the "EPA") issued a "General Notice Letter" identifying Covanta as among 41 potentially responsible parties ("PRPs") with respect to the Diamond Alkali Superfund Site/"Lower Passaic River Project." The EPA alleges that the PRPs are liable for releases or potential releases of hazardous substances to a 17 mile segment of the Passaic River, located in northern New Jersey, and requests the PRPs' participation as "cooperating parties" with respect to the funding of a five to seven year study to determine an environmental remedial and restoration program. The Company has informed the EPA that it was a Debtor, the EPA did not file a proof of claim, and the Company believes that its liability, if any, was discharged under the Reorganization Plan. On March 5, 2004, one PRP did file a motion in the Bankruptcy Court for leave to file a late proof of claim, but subsequently withdrew that motion. No other proofs of claim have been filed relating to this matter. The allegations as to Covanta relate to discontinued, non-energy operations.

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

The potential costs related to the following matters and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of the Company's responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, the Company believes that the following proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

      2. On May 25, 2000 the California Regional Water Quality Control Board, Central Valley Region, issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station ("Chinese Station"), a general partnership in which one of Covanta's subsidiaries owns 50% and which owns and operates an independent power project in Jamestown, California which uses waste wood as a fuel. The order is in connection with the partnership's neighboring property owner's use of ash generated by Chinese Station's plant. Chinese Station completed the cleanup in mid-2001 and submitted its Clean Closure Report to the Water Quality Control Board on November 2, 2001. The Board and other state agencies continue to investigate alleged civil and criminal violations associated with the management of the material. The partnership believes it has valid defenses, and a petition for review of the order is pending. Settlement discussions in this matter are underway. Based on penalties proposed by the Board, the Company believes that this matter can be resolved in amounts that will not be material to the Company taken as a whole. Chinese Station and Covanta's subsidiary that owns a partnership interest in Chinese station were not Debtors.

Other Matters

      1. In late 2000, Lake County, Florida commenced a lawsuit in Florida state court against Covanta Lake, Inc. (now merged with Covanta Lake II, Inc., ("Covanta Lake")) which also refers to its merged successor, as defined below) relating to the waste-to-energy facility operated by Covanta in Lake County, Florida (the "Lake Facility"). In the lawsuit, Lake County sought to have its Service Agreement with Covanta Lake declared void and in violation of the Florida Constitution. That lawsuit was stayed by the commencement of the Chapter 11 Cases. Lake County subsequently filed a proof of claim seeking in excess of $70 million from Covanta Lake and Covanta.

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

            The Lake settlement is contingent upon, among other things, receipt of all necessary approvals, as well as a favorable outcome to the Company's pending objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing Service Agreement that would be terminated under the proposed settlement. On November 3-5, 2003, the Bankruptcy Court conducted a trial on Mr. Gregg's proofs of claim. At issue in the trial was whether Mr. Gregg is entitled to damages as a result of Covanta Lake's proposed termination of the existing Service Agreement and entry into a waste disposal agreement with Lake County. As of May 1, 2004, the Bankruptcy Court had not ruled on the Company's claims objections. Based on the foregoing, the Company determined not to propose a plan of reorganization or plan of liquidation for Covanta Lake, and instead that Covanta Lake should remain a debtor-in-possession after the effective date of the Reorganization Plan.

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

            Depending upon the ultimate resolution of these matters with Mr. Gregg and the County, Covanta Lake may determine to assume or reject one or more executory contracts related to the Lake Facility, terminate the Service Agreement with Lake County for its breaches and default and pursue litigation against Lake County and/or Mr. Gregg. Based on this determination, the Company may reorganize or liquidate Covanta Lake. Depending on how Covanta Lake determines to proceed, creditors of Covanta Lake may receive little or no recovery on account of their claims.

      2. During 2003 Covanta Tampa Construction, Inc. ("CTC") completed construction of a 25 million gallon per day desalination-to-drinking water facility under a contract with Tampa Bay Water ("TBW") near Tampa, Florida. Covanta Energy Group, Inc., guaranteed CTC's performance under its construction contract with TBW. A separate subsidiary, Covanta Tampa Bay, Inc entered into a contract with TBW to operate the Tampa Water Facility after construction and testing is completed by CTC.

            As construction of the Tampa Water Facility neared completion, the parties had material disputes between them, primarily relating to
            (i) whether CTC has satisfied acceptance criteria for the Tampa Water Facility; (ii) whether TBW has obtained certain permits necessary for CTC to complete start-up and testing, and for Covanta Tampa Bay ("CTB") to subsequently operate the Tampa Water Facility;
            (iii) whether influent water provided by TBW for the Tampa Water Facility is of sufficient quality to permit CTC to complete start-up and testing, or to permit CTB to operate the Tampa Water Facility as contemplated and (iv) if and to the extent that the Tampa Water Facility cannot be optimally operated, whether such shortcomings constitute defaults under CTC's agreements with TBW.

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

            In February 2004 the Company and TBW reached a tentative compromise of their disputes which has been approved by the Bankruptcy Court, subject to definitive documentation, and confirmation of an acceptable plan of reorganization for CTC and CTB, which were not included in the Reorganization Plan. Under that tentative compromise, all contractual relationships between the Company and TBW will be terminated, CTC will operate the facility in "hot stand-by" for a limited period of time, and the responsibility for optimization and operation of the Tampa Water Facility will be transitioned to a new, non-affiliated operator. In addition, TBW will pay $4.95 million to or for the benefit of CTC, of which up to $550,000 is earmarked for the payment of claims under the subcontracts previously assigned by the Company to TBW. The settlement funds ultimately would be distributed to creditors and equity holders of CTC and CTB pursuant to a plan of reorganization for CTC. As a result of the foregoing, the Company determined not to include CTC and CTB in the Reorganization Plan or Liquidation Plan, and instead that CTC and CTB should remain debtor-in-possessions after the effective date of the Reorganization Plan, and that separate plans of reorganization subsequently would be proposed for CTC and CTB. In April, 2004, CTC and CTB filed a plan of reorganization as contemplated by the settlement. It is anticipated that the Bankruptcy Court will schedule a hearing in July, 2004 at which the Court will consider confirmation of such plan of reorganization.

            If the parties are unable to resolve their differences consensually, and depending upon, among other things, whether the parties are able to successfully effect the settlement described above, CTC and CTB may, among other things, commence additional litigation against TBW, attempt to assume or reject one or more executory contracts related to the Tampa Water Facility, or propose different liquidating plans and/or plans of reorganization for CTB and/or CTC. In such an event, creditors of CTC and CTB may receive little or no recovery on account of their claims.

15. RELATED PARTIES

      1. In order to finance its acquisition of Covanta, Danielson entered into a note purchase agreement with SZ Investments, LLC, Third Avenue Trust (on behalf of Third Avenue Value Fund Series), and D.E. Shaw Laminar Portfolios, LLC (together, the "Bridge Lenders"). Under the note purchase agreement, the Bridge Lenders agreed to arrange for the Second Lien Facility described above in Note 5. Covanta paid a fee shared by the Bridge Lenders, among others, to the agent bank for the Second Lien Facility.

      2. Danielson and Covanta have entered into a corporate services agreement, pursuant to which Danielson provides, at Covanta's expense, certain administrative and professional services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report may contain forward looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. Actual results could differ materially from those anticipated in such forward looking statements. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward looking statements. The Company cautions investors that its business and financial performance are subject to very substantial risks and uncertainties. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings with the SEC including Covanta's and CPIH's ability to pay their respective debt, Covanta's potential liability for certain unsecured claims, Covanta's and CPIH's ability to refinance their respective debt, the availability of Danielson's NOLs, potential operating and construction liabilities not covered by insurance, performance failures, Covanta's ability to renew its contracts, concentration of suppliers and customers, exposure to economic and political factors, foreign currency fluctuations and fuel price fluctuations, competition, compliance with environmental and federal energy regulations, failure to obtain necessary regulatory approvals, and changes in laws.

ADDITIONAL INFORMATION

The following discussion addresses the financial condition of the Company as of March 31, 2004, compared with December 31, 2003, and its results of operations for the quarter ended March 31, 2004, compared with the same period last year. It should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and Notes thereto for the periods ended March 31, 2004 and 2003 also contained in this report. It should also be read in conjunction with Company's Audited Consolidated Financial Statements and Notes thereto for the period ended December 31, 2003 and Management's Discussion and Analysis included in the Company's 2003 Annual Report on Form 10-K, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the Company's business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. As described in Note 4 to its consolidated financial statements, the Company anticipates additional valuation adjustments to assets and liabilities during the year following its emergence from bankruptcy.

As used in this Item 2, the term "Covanta" refers to Covanta Energy Corporation;" "Company" refers to Covanta and its consolidated subsidiaries; "Domestic Covanta" refers to Covanta and its subsidiaries engaged in the waste to energy, water and independent power businesses in the United States; and "CPIH" refers to Covanta's subsidiary, Covanta Power International Holdings, Inc and its subsidiaries engaged in the independent power business outside the United States.

On March 10, 2004, Covanta and most of its subsidiaries engaged in waste to energy, water and independent power in the United States consummated their Reorganization Plan and emerged from their reorganization proceedings under Chapter 11 of the Bankruptcy Code. As a result of the consummation of the Reorganization Plan, Covanta is a wholly owned subsidiary of Danielson. The subsidiaries of Covanta that own and operate the Warren County, New Jersey, and Lake County, Florida, waste to energy facilities and which were engaged in the Tampa Bay desalination facility (together the "Remaining Debtors") remain in Chapter 11 proceeding. Consequently, Covanta no longer includes these entities as consolidated subsidiaries in its financial statements. Covanta's investment in these entities is recorded using the equity method as of March 10, 2004. The results of operations and financial condition of Domestic Covanta and CPIH are consolidated for financial reporting purposes.

EXECUTIVE SUMMARY

The Company's Business Segments. The Company has two business segments: (a) Domestic energy and water and (b)

International energy. Domestic energy and water designs, constructs, and operates key infrastructure for municipalities and others in waste to energy, independent power production and water. Its principal business is the operation and, in some cases, ownership of waste to energy facilities. Waste to energy facilities combust municipal solid waste as a means of environmentally sound disposal and produce energy that is sold as electricity or steam to utilities and other purchasers. The Company's independent power projects generate electricity by combusting coal, natural gas, landfill gas, or heavy fuel oil, or by utilizing hydroelectric resources. The generated power is sold to private utilities, governmental agencies distributing power or other power users. The water business treats waste water prior to its discharge under contracts with municipalities and private entities and produces potable water which is distributed by municipal authorities. The International energy segment has ownership interests in, and/or operates, independent power production facilities in The Philippines, China, Bangladesh, India, Spain, and Costa Rica, and one waste to energy facility in Italy.

In 2003, the Company also had an "Other" segment which consisted of the Company's remaining operations in the aviation and entertainment businesses which have been disposed of or which are being liquidated in bankruptcy.

Emergence from Chapter 11. The Company filed its petition for relief under Chapter 11 of the Bankruptcy Code on April 1, 2002. During the proceedings the Company disposed of businesses (including its geothermal power generating facilities) that were not in the Domestic energy and water and International energy segments. On March 10, 2004, the Company consummated its court approved Reorganization Plan pursuant to which Danielson acquired 100% of Covanta for a purchase price of approximately $30 million.

Optimizing Cash. As further explained below, Domestic Covanta and CPIH emerged from the Chapter 11 proceeding as highly leveraged entities, with several series of new debt issued under the Reorganization Plan. The creditors under the new debt and credit facilities of Domestic Covanta do not have recourse to CPIH, and the creditors under the new debt and credit facilities of CPIH do not have recourse to Domestic Covanta. Cash distributions from CPIH are not available for use by Domestic Covanta until the CPIH debt and credit facilities are paid in full. Therefore, the assets and cash flow of CPIH are not available to repay the Domestic Covanta's facilities or satisfy other of its obligations.

In addition, most of the Company's subsidiaries that own projects had previously incurred indebtedness to fund the development and construction of their respective facilities, and this indebtedness was unaffected by the bankruptcy. Generally, the holders of project debt have recourse only to the assets of the specific project funded with that debt. The components of Domestic Covanta's and CPIH's debt are discussed in further detail below.

Management's primary objective is to provide reliable service to its clients while generating sufficient cash to meet its liquidity needs. Maintaining historic facility production and optimizing cash receipts is necessary to assure that the Company has sufficient cash to fund operations, make appropriate and permitted capital expenditures and meet scheduled debt service payments.

The Company believes that Domestic Covanta's operations should generate sufficient cash to meet operational needs, capital expenditures and debt service due prior to maturity on both the corporate and project level. Therefore in order to achieve its objective of optimizing cash flows, management believes it must seek to continue to operate and maintain Domestic Covanta's facilities consistent with historical performance levels and avoid increases in overhead and operating expenses in view of the largely fixed nature of the Domestic Covanta's revenues. Management will also seek to maintain or enhance Domestic Covanta's cash flow from renewals or replacement of existing contracts (which begin to expire in October, 2007), and from new contracts to expand existing facilities or operate additional facilities. Domestic Covanta's ability to grow cash flows by investing in new projects will be limited by debt covenants in its principal financing agreements, and by the absence of opportunities for new waste to energy facilities.

Management believes that demonstrating Domestic Covanta's ability to maintain consistent and substantial cash flows will enable it to attract alternative sources of credit. Refinancing Domestic Covanta's credit facilities may enable it to reduce the costs of its indebtedness and letters of credit, remove or relax restrictive debt covenants and provide Domestic Covanta with the additional flexibility to exploit appropriate growth opportunities in the future. In addition, Domestic Covanta is not required to pay a premium with respect to prepayment of its High Yield Notes within two years of emergence. In addition, Domestic Covanta has two letter of credit facilities under which it obtained letters of credit required under agreements with customers. These facilities are of shorter duration than the related obligation of Domestic Covanta to provide letters of credit. Domestic Covanta will have to renew or replace these facilities in order to meet such obligations. The Company also believes that operating cash flows will not be sufficient to repay Domestic Covanta's High Yield Notes at maturity in 2011. Accordingly, the Company will have to derive such funds from refinancing, asset sales, or other sources.

Domestic Covanta's cash flow will be enhanced under a Tax Sharing Agreement with Danielson. This agreement provides that certain of the NOLs will be available to offset the tax liability of Domestic Covanta. Consequently, Domestic Covanta's federal income tax obligations will be substantially reduced.

The NOLs will expire in varying amounts from December 31, 2004 through December 31, 2023, if not used. The IRS has not audited Danielson's tax returns. There can be no assurance that Danielson would prevail if the IRS were to challenge the use of the NOLs.

Additionally, a separate subsidiary of Danielson, American Commercial Lines Holdings, LLC ("ACL") filed a petition to reorganize under Chapter 11 of the Bankruptcy Code. It is possible that in connection with ACL's emergence from bankruptcy, taxable income could result from ACL debt forgiveness and asset sales, which could reduce the NOLs available to offset Covanta future income.

If the NOLs were not available to offset the federal income tax liability of Domestic Covanta, Domestic Covanta would not have sufficient cash flow available to pay debt service on the Domestic Covanta corporate credit facilities. Because CPIH is not included as a member of Danielson's consolidated taxpayer group, the Tax Sharing Agreement will not benefit it.

The Company believes that CPIH's operations should also generate sufficient cash to pay their respective debt service obligations prior to maturity. However, the Company does not believe that operations will provide sufficient funding to pay CPIH's term debt when it matures. Accordingly the Company believes that it will have to derive such funds from refinancing, asset sales or other sources. Management believes that it must continue to operate and maintain CPIH's facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make equity distributions to CPIH. It will also seek to refinance or sell existing projects in an amount sufficient to repay CPIH indebtedness at or prior to its maturity in three years. In those jurisdictions where its subsidiaries' energy purchasers may experience difficulty in paying the full contractual tariffs on a timely basis, CPIH must seek arrangements which permit the subsidiary to meet all of its obligations. CPIH's ability to grow by investing in new projects will be limited by debt covenants in its principal financing agreements.

Earnings. The Company's emergence from bankruptcy did not affect the operating performance of the Company's facilities or their ability to generate cash. However, as a result of the application of fresh start and purchase accounting adjustments required upon the Company's emergence from bankruptcy, the carrying value of the Company's assets was adjusted to reflect their current estimated fair market value based on discounted anticipated cash flows and estimates of management. These adjustments will result in future changes in non-cash items such as depreciation and amortization which will not be consistent with the amounts of such items for prior periods. Such future changes for post-emergence periods may affect earnings as compared to pre-emergence periods.

In addition, the Company's consolidated financial statements have been further adjusted to deconsolidate the Remaining Debtors from the consolidated group.

Although management has endeavored to use its best efforts to make appropriate estimates of value, the estimation process is subject to inherent limitations and is based upon the preliminary work of the Company and its financial consultants. Moreover, under applicable accounting principles such preliminary estimates may be adjusted during the year following emergence from Chapter 11 to reflect additional information obtained by management. The adjusted values assigned to depreciable and amortizable assets may affect the Company's GAAP earnings. See Note 4 to the Consolidated Financial Statements for additional information on the impact of fresh start adjustments on the Company's financial statements.

In addition, Domestic Covanta owns 9 waste to energy facilities for which the debt service on project debt is expressly included as a component of the service fee paid by the municipal client. In accordance with GAAP regardless of the actual amounts paid by the municipal client with respect to this component, the Company records service revenues with respect thereto based on levelized debt service payments during the contract term. Accordingly the amount of revenues recorded does not equal the actual payment of this component by the municipal client in any given contract year.

OPERATING RESULTS.

The following table summarizes the historical consolidated results of operations of the Company for the three months ended March 31, 2003 ("First Quarter 2003"), the period January 1, 2004 through March 10, 2004 (the "Stub Period") and for the period March 11, 2004 through March 31, 2004 (in thousands of dollars):

                                  Combined results       For the period      For the period
                                for the Three Months     March 11, 2004     January 1, 2004    Three Months Ended
                                  Ended March 31,      Through March 31,   Through March 10,        March 31,
                                        2004                  2004                2004                2003
                                --------------------   -----------------   -----------------   ------------------
Service revenues                     $ 115,311             $  25,453           $  89,858          $ 120,492
Electricity and steam sales             66,828                13,521              53,307             69,912
Construction revenues                       58                     -                  58              6,007
Other revenues                              11                     2                   9                  -

Plant operating expenses               128,096                27,322             100,774            126,045
Construction costs                          73                     -                  73              5,566
Depreciation and amortization           16,921                 3,495              13,426             18,674
Debt service charges-net                15,478                 2,237              13,241             19,970
Other operating costs                     (197)                   12                (209)               136
Net loss on sale of business              (175)                    -                (175)              (417)
Selling, general, and
administrative expenses                  9,193                 1,596               7,597              9,651
Other expenses-net                      (2,122)                 (198)             (1,924)              (574)

Equity in income of
unconsolidated investments               5,749                   932               4,817              4,441

Interest expense                         8,023                 2,649               5,374             10,010
Reorganization items                   (58,282)                    -             (58,282)           (12,194)
Gain on cancellation of
pre-petition debt                      510,680                     -             510,680                  -
Fresh start adjustments               (214,927)                    -            (214,927)                 -

Net Income(Loss)                        30,544                   981              29,563             (9,530)

Results of operations for first quarter 2004 are set forth under the heading "Combined" in the above table. References in the discussion below refer to such combined results.

The following discussion should be read in conjunction with the above table, the condensed consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report.

CONSOLIDATED RESULTS

Service revenues for the first quarter of 2004 decreased $5.2 million compared to the first quarter of 2003. The decrease was primarily due to $4.8 million decrease resulting from domestic restructured contracts at two facilities (including the elimination of project debt at one facility), and a $1.6 million reduction of service revenues at the Lake and Warren projects due to deconsolidation offset by an increase of $1.7 million related to an increase in tip fee pricing and incentive payments at the domestic facilities.

Electricity and steam sales for the first quarter of 2004 decreased $3.1 million compared to the first quarter of 2003. The decrease was primarily due to a $4.1 million decrease resulting from the expiration of a contract at one domestic facility, offset by a $1.1 million increase in international sales primarily resulting from increased fuel pass through costs.

Construction Revenue for the first quarter of 2004 decreased $5.9 million compared to the first quarter of 2003. The decrease was primarily due to the Company's substantial completion of the Tampa Bay desalination facility.

Plant operating cost for the first quarter of 2004 increased $2.1 million compared to the first quarter of 2003. The increase was primarily due to increased fuel costs at international facilities and additional scheduled maintenance work conducted at domestic facilities during the first quarter in 2004 compared to the first quarter in 2003 at domestic facilities, offset by a decrease resulting from the deconsolidation of the Lake and Warren facilities.

Construction costs for the first quarter of 2004 decreased $5.5 million compared to the first quarter of 2003. The decrease was primarily attributable to the Company's substantial completion of the Tampa Bay desalination facility.

Depreciation and amortization for the first quarter of 2004 decreased $1.8 million compared to the first quarter of 2003. On March 10, 2004 property, plant, and equipment were recorded at its estimated fair market values resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts.

Debt Service costs for the first quarter of 2004 decreased $4.5 million compared to the first quarter of 2003. The decrease was primarily the result of a reduction in project debt and the restructuring of debt at two domestic facilities in the last six months of 2003.

Equity in income from unconsolidated investments for the first quarter of 2004 increased $1.3 million compared to the first quarter of 2003. The increase resulted primarily from an international energy project.

Interest expense -- net for the first quarter of 2004 decreased $2.0 million compared to the first quarter of 2003. The increase was primarily the result of a decline in interest expense of $1.5 million and an increase in interest income of $0.5 million.

Reorganization items for the first quarter of 2004 increased $46.1 million compared to the first quarter of 2003. The increase was primarily the result of bankruptcy exit costs of $22.5 million, an increase of $17.3 million in legal and professional fees related to the emergence from bankruptcy, and an increase in severance costs of $6.0 million.

Gain on cancellation of pre-petition debt was $510.7 million for the first quarter of 2004. Gain on cancellation of pre-petition debt results from the cancellation of the Company's pre-petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to petition creditors.

Fresh start adjustments were $214.9 million for the first quarter of 2004. Fresh start adjustments represent adjustments to the carrying amount of the Company's assets and liabilities to fair value in accordance with the provisions of SOP 90-7. See Note 4 to the condensed consolidated financial statements.

The effective tax rate for the first quarter of 2004 was 86.6% compared to 46.2% for the first quarter of 2003. The increase relates to write-downs included in fresh start adjustments which have no tax benefit provided.

DOMESTIC ENERGY AND WATER SEGMENT

The following table summarizes the historical results of operations of the Domestic energy and water segment for the three months ended March 31, 2003 ("First Quarter 2003"), the period January 1, 2004 through March 10, 2004 (the "Stub Period") and for the period March 10, 2004 through March 31, 2004 (in thousands of dollars):

                           Combined results       For the period      For the period
                         for the Three Months     March 11, 2004     January 1, 2004     Three Months Ended
                           Ended March 31,      Through March 31,   Through March 10,        March 31,
                                 2004                  2004                2004                 2003
                         --------------------   -----------------   -----------------   -------------------
Revenues                      $ 137,494             $ 29,798            $ 107,696            $  152,640
Income from operations           10,564                4,736                5,828                24,353

Total revenues for the Domestic energy and water segment for the first quarter of 2004 decreased $15.1 million compared to the first quarter of 2003. The decrease resulted from a decline of $5.0 million in service revenues primarily from contract restructuring at two waste-to-energy projects and the deconsolidation of Lake and Warren, a decline in construction revenue of $5.9 million resulting primarily from the completion of the desalination project in Tampa Bay, and a decrease in electric and steam sales of $4.2 million primarily due to the expiration of a contract at one facility.

Income from operations for the Domestic energy and water segment for the first quarter of 2004 decreased $14 million. The decrease was primarily due to the decrease in service revenues and electric and steam sales as discussed above plus an increase of $3.9 million in operating expense due to timing of maintenance work performed in the first quarter of 2004.

INTERNATIONAL ENERGY SEGMENT

The following table summarizes the historical results of operations of the International energy segment for the three months ended March 31, 2003 ("First Quarter 2003"), the period January 1, 2004 through March 10, 2004 (the "Stub Period") and for the period March 10, 2004 through March 31, 2004 (in thousands):

                           Combined results       For the period      For the period
                         for the Three Months     March 11, 2004     January 1, 2004    Three Months Ended
                           Ended March 31,      Through March 31,   Through March 10,       March 31,
                                 2004                  2004                2004                2003
                         --------------------   -----------------   -----------------   -------------------
Revenues                       $ 44,714              $ 9,178            $ 35,536              $ 43,771
Income from operations           11,483                3,184               8,299                10,531

Total revenues for the International energy segment for the first quarter of 2004 increased $0.9 million compared to the first quarter of 2003 primarily as a result of increased fuel pass through costs at two facilities.

Income from operations for the International energy segment for the first quarter of 2004 was comparable to the first quarter of 2003. The revenue increase of $0.9 million discussed above and the $2.1 million increase in equity in income from unconsolidated investments from the Quezon facility was offset by a $1.4 million increase in expenses primarily resulting from increased fuel expenses.

CAPITAL RESOURCES AND COMMITMENTS

The Company's debt structure changed substantially on March 10, 2004 as a result of its reorganization. Substantially all of the debt instruments (other than project debt) existing prior to that date were discharged, and Covanta and CPIH entered into new debt instruments. The following table summarizes Covanta's and CPIH's gross contractual obligations for new corporate debt of Covanta and CPIH, and project debt revalued as a result of adjustments required upon the Company's emergence from bankruptcy. (Amounts expressed in thousands of dollars.) See Covanta's 2003 Report on Form 10-K for a presentation of the Company's other material contractual commitments.

                             CONTRACTUAL COMMITMENTS

                                                                      Payments Due by Period
                                                                      ----------------------
                                                          Less than                                      After
                                              Total        one year     1 to 3 years   4 to 5 years     5 years
                                          ------------   ------------   ------------   ------------   ------------
Domestic Covanta project debt             $   839,504    $    79,697    $   168,245    $   162,091    $   429,471
CPIH project debt                             101,633         14,437         28,875         28,875         29,446
                                          -----------    -----------    -----------    -----------    -----------
Total Project Debt (Note 7)                   941,137         94,134        197,120        190,966        458,917

High yield notes                              205,190              -              -              -        205,190
Unsecured notes                                36,500              -              -              -         36,500
CPIH term loan                                 94,825              -         94,825              -              -
Other Long-term debt                           10,891          9,631          1,260              -              -
                                          -----------    -----------    -----------    -----------    -----------
Total Other Long-term debt (Note 6)           347,406          9,631         96,085              -        241,690

Total Debt Obligations of the Company       1,288,543        103,765        293,205        190,966        700,607

Less:
     Non-recourse Project Debt (Note 7)      (941,137)       (94,134)      (197,120)      (190,966)      (458,917)
                                          -----------    -----------    -----------    -----------    -----------

Net Debt Obligations of Covanta           $   347,406    $     9,631    $    96,085         $    -    $   241,690
                                          ===========    ===========    ===========    ===========    ===========

Total debt includes both the Company's project debt and corporate debt.

Domestic Project Debt. Financing for Domestic Covanta's waste to energy projects is generally accomplished through tax-exempt and taxable revenue bonds issued by or on behalf of the municipal client. For most facilities owned by a Domestic Covanta subsidiary, the municipal client loans the bond proceeds to the subsidiary to pay for facility construction and pays to the subsidiary amounts necessary to pay debt service. For such facilities, project-related debt is included as "project debt (short-and long-term)" in the Company's consolidated financial statements. Generally, such project debt, is secured by the revenues generated by the project and other project assets. The only recourse to Covanta relates to operating performance guarantees. Such project debt of Domestic Covanta subsidiaries are described in the table above as non-recourse to Covanta ("Non-recourse").

With respect to such facilities, debt service is an explicit component of the service fee paid by the municipal client. The fees are paid by the municipal client to the trustee for the applicable project debt and held by it until applied as required by the project debt documentation. While these funds are held by the trustee they are reported as Restricted cash of the Company on its consolidated balance sheet, but they are not generally available to the Company.

International Project Debt. Financing for CPIH's projects is generally accomplished through commercial loans from local lenders or financing arranged through multilateral lending institutions based in the United States. Such debt is generally secured by the revenues generated by the project and other project assets and is without recourse to CPIH or Domestic Covanta. Project debt relating to two CPIH projects in India, is included as "project debt (short-and long-term)" in the Company's consolidated financial statements. In most projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until debt service obligations are satisfied and other financial covenants complied with.

Corporate Debt. Covanta's and CPIH's corporate debt obligations arise from its Chapter 11 proceeding and are outlined on the following table:

COVANTA DEBT


   Designation        Principal Amount           Interest         Principal Payments                 Security
   -----------        ----------------           --------         ------------------                 --------
High Yield Notes   $205 million            Payable                Due on maturity on   Third priority lien in
                   accreting to an         semi-annually in       March 2011           substantially all of the assets of
                   aggregate principal     arrears at 8.25% per                        the Domestic Borrowers not subject
                   amount of $230 million  annum                                       to prior liens. Guaranteed by
                                                                                       Domestic Borrowers

Unsecured Notes    Expected amount $34     Payable                Annual               Unsecured and subordinated in right
                   to $39 million, based   semi-annually in       amortization         of payment to all senior
                   on determination of     arrears at 7.5% per    payments of $3.9     indebtedness of Covanta including,
                   allowed pre-petition    annum                  million with the     the First Lien Facility and the
                   unsecured obligations                          remaining balance    Second Lien Facility, the High
                   (recorded at $36.5                             due at maturity      Yield Notes; will otherwise rank
                   million)                                       on  March 2012       equal with, or be senior to, all
                                                                                       other indebtedness of Covanta

CPIH DEBT

   Designation        Principal Amount           Interest         Principal Payments                 Security
   -----------        ----------------           --------         ------------------                 --------
Term Loan          $95 million             Payable monthly in    Due on maturity on    Second priority lien on
Facility                                   arrears at 10.5%      March 2007            substantially all of the CPIH
                                           per annum, 6.0% of                          Borrowers' assets not otherwise
                                           such interest to be                         pledged
                                           paid in cash and
                                           the remaining 4.5%
                                           to be paid in cash
                                           to the extent
                                           available and
                                           otherwise payable
                                           as increase to the
                                           principal amount of
                                           the loan

The Company's other commitments as of March 31, 2004 are as follows (expressed in thousands of dollars).

                                 Commitments Expiring by Period
                                 -------------------------------
                                           Less than   More than
                                  Total    one year    one year
                                --------   ---------   ---------
Letters of Credit (Note 5)      $226,772   $  33,524   $ 193,248
Surety Bonds                      20,544       1,150      19,394
                                --------   ---------   ---------
Total Other Commitments - net   $247,316   $  34,674   $ 212,642
                                ========   =========   =========

The letters of credit were issued pursuant to the facilities described below under "Liquidity" to secure the Company's performance under various contractual undertakings related to its domestic and international projects, or to secure obligations under its insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

One of these letters of credit relates to a waste to energy project and is provided under the First Lien Facility (described below). This facility currently provides for letters of credit in the amount of approximately $138 million and reduces semi-annually until 2009, when it is no longer contractually required to be maintained.

The other letters of credit are provided under the Second Lien Facility (described below) in support of Domestic Covanta's businesses and to continue existing letters of credit required by CPIH's businesses. One of these letters of credit related to a domestic waste to energy project, currently in the amount of $17 million, will be reduced annually beginning in 2010 through 2016. In addition, one contract for a domestic waste to energy facility required a new $50 million letter of credit at emergence from bankruptcy and was reduced to $35 million on April 2, 2004, which will similarly secure performance under applicable project contracts and reduces periodically until 2015, at expiration of the initial term of the contract. This letter credit must be maintained as long as Covanta does not have an investment grade rating. Several letters of credit issued under the Second Lien Facility, in the approximate aggregate amount of $12.5 million, have been issued to satisfy contractual requirements related to CPIH facilities. The Company believes that it will be able to fully perform on its contracts and that it is unlikely that letters of credit would be drawn upon because of its performance.

The First Lien Facility and the Second Lien Facility, each of which is secured, provide commitments for all letters of credit required to be provided by the Company, except one letter of credit related to an international project, in the amount of approximately $2.6 million. Such letter of credit is issued pursuant to a separate, unsecured, arrangement. Were any of the Company's letters of credit to be drawn, under the Company's debt facilities, the amount drawn would be immediately repayable to the issuing bank.

The surety bonds relate to performance under its waste water treatment operating contracts ($8.5 million), possible closure costs for various energy projects when such projects cease operating ($10.8 million), and energy projects sold but related surety bonds are expected to be cancelled in 2004 ($1.2 million). Were these bonds to be drawn upon, the Company would ordinarily have a contractual obligation to indemnify the surety company. However, as these indemnity obligations arose prior to the Company's bankruptcy filing, the surety companies' indemnity claims would entitle them to share only in a limited distribution along with other unsecured creditors under the Reorganization Plan. Because such claims share in a fixed distribution under the Reorganization Plan, the Company expects that any such distribution will not affect the obligations of Domestic Covanta or CPIH.

Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to municipal clients and other parties that Covanta's operating subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages. Such contractual damages could be material, and in circumstances where one or more subsidiary's contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by the Company, Covanta's potential maximum liability as of March 31, 2004 associated with the repayment of the municipalities' debt on such facilities, amounts in aggregate to approximately $1.3 billion. This amount is not recorded as a liability in the Company's Consolidated Balance Sheet as of March 31, 2004 as Covanta believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Company-owned waste to energy facilities could expose Covanta to recourse liability on project debt shown on the foregoing table. Covanta also believes that it has not incurred such damages at the date of the financial statements. If Covanta is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

With respect to its international businesses, Covanta has issued guarantees of certain of its operating subsidiaries contractual obligations to operate power projects. The potential damages owed under such arrangements for international projects may be material. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty's choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than the Company's then-available sources of funds. To date, the Company has not incurred material liabilities under its guarantees, either on domestic or international projects.

LIQUIDITY

The Company's resources to meet these obligations include its cash holdings, cash from operations, asset sales and its liquidity facilities. Resources to meet obligations relating to the payment of project debt also include Restricted cash.

At March 31, 2004, Domestic Covanta had approximately $45 million in cash, reflecting the proceeds from Danielson's investment in Covanta, the excess of cash on hand at emergence over the balance required to be paid to creditors under the Company's Reorganization Plan, and net change in cash for Domestic Covanta since March 10, 2004. At closing the Company had approximately $258 million in cash, of which approximately $214 million was applied to pay creditors, expenses of emergence, and to establish reserves to pay for additional emergence expenses that are estimated to be incurred after emergence. Amounts in such restricted cash accounts are not available for general corporate purposes.

At March 31, 2004, CPIH had approximately $6 million in its domestic accounts. CPIH also had $40.4 million related to cash held in foreign bank accounts that could be difficult to transfer to the U.S. due to the requirements of the relevant project financing documents.

The cash and cash equivalents discussed above does not include approximately $162.4 million reflected on the Company's balance sheet as Restricted Cash. This amount largely reflects payments from municipal clients under Service Agreements as the part of the service fee due reflecting debt service and the funds restricted for payment of reorganization related costs as discussed above. These payments are made directly to the trustee for the related project debt and are held by it until paid to project debt holders. The Company does not have access to these funds.

In addition, in connection with the Company's emergence from Chapter 11, it entered into the following credit facilities:

  DESIGNATION         PURPOSE              TERM                                 SECURITY
  -----------         -------              ----                                 --------
LIQUIDITY FACILITIES OF COVANTA

First Lien         To provide        Expires March 2009        First priority lien in substantially all
Facility           for letter                                  of the assets of the Domestic Borrowers
                   of credit                                   not subject to prior liens. Guaranteed by
                   required for                                Domestic Borrowers.  Also, to the extent
                   a Covanta                                   that no amounts have been funded under the
                   waste to                                    revolving loan or letters of credit,
                   energy                                      Covanta is obligated to apply excess cash
                   facility                                    to collateralize its reimbursement
                                                               obligations with respect to outstanding
                                                               letters of credit, until such time as such
                                                               collateral equals 105% of the maximum amount
                                                               that may at any time be drawn under
                                                               outstanding letters of credit.

Second Lien        To provide        Expires March 2009        Second priority lien in substantially all
Facility           for certain                                 of the assets of the Domestic Borrowers
                   existing and                                not subject to prior liens. Guaranteed by
                   new letters                                 Domestic Borrowers.  Also, to the extent
                   of credit                                   that no amounts have been funded under the
                   and up to                                   revolving loan or letters of credit,
                   $10 million                                 Covanta is obligated to apply excess cash
                   in revolving                                to collateralize its reimbursement
                   credit for                                  obligations with respect to outstanding
                   general                                     letters of credit, until such time as such
                   corporate                                   collateral equals 105% of the maximum
                   purposes                                    amount that may at any time be drawn under
                                                               outstanding letters of credit.

LIQUIDITY FACILITY OF CPIH

Revolving Loan     Up to $10         Expires March 2007        First priority lien on the stock of CPIH
Facility           million                                     and substantially all of the CPIH
                                                               Borrowers' assets not otherwise pledged

See Note 5 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different conditions. The Company's critical accounting policies include liabilities subject to compromise, revenue recognition, management's estimated useful lives of long-lived assets, actuarial assumptions with respect to pension plans, litigation and other claims against the Company, and the estimated fair value of the Company's assets and liabilities, including guarantees. (See Note 3 to the Consolidated Financial Statements).

Prior to its emergence from bankruptcy, the Company's Consolidated Financial Statements were prepared in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities believed to be subject to compromise were segregated in the Consolidated Balance Sheet and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Revenues, expenses, including professional fees, realized gains and losses, and provisions for losses resulting from the reorganization were reported separately as Reorganization Items. The amount of allowable claims may differ significantly from the amounts for which these claims may be settled and settlement or resolution of disputed claims are expected to occur during 2004.

SERVICE REVENUES: The Company's revenues are generally earned under contractual arrangements. Service revenues include:

1) Fees earned under contract to operate and maintain waste to energy, independent power and water facilities;

2) Fees earned to service Project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the municipal client pursuant to applicable waste to energy Service Agreements. Regardless of the timing of amounts paid by the municipal client relating to Project debt principal, the Company records service revenue with respect to this principal component on a levelized basis over the term of the Service Agreement. Long-term unbilled service receivables related to waste to energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the Project debt;

3) Fees earned for processing waste in excess of Service Agreement requirements;

4)    Tipping fees earned under waste disposal agreements;

5) Other miscellaneous fees such as revenue for scrap metal recovered and sold.

ELECTRICITY AND STEAM SALES: Revenues from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net of amounts due to municipal clients under applicable Service Agreements.

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

Property, plant and equipment was recorded at estimated fair value based on discounted cash flows as of March 10, 2004 and is depreciated over its estimated useful life. The estimated useful life of the Company's energy generation facilities is up to 50 years. A significant decrease in the estimated useful life of any individual facility or group of facilities could have a material adverse impact on the Company's operating results in the period in which the estimated useful life is revised and subsequent periods.

Service and energy contracts are recorded at estimated fair market value based upon discounted cash flows from the service contracts and the "above market" portion of the energy contracts. Amortization is calculated by the straight-line method over the useful life of the agreements.

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

See Note 3 to the Consolidated Financial Statements for a summary of new accounting policies and new accounting pronouncements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following is a summary discussion of the changes in market risk inherent in Covanta's business to the extent such risks have changed since December 31, 2003. Additional quantitative market risk disclosures for Covanta are included in Covanta's Annual Report on Form 10-K for the year ended December 31, 2003.

Interest Rate Risk

In emerging from bankruptcy all but $2.1 million of Covanta's long-term debt (other than Project debt) was cancelled and $336.5 million of new fixed rate debt was issued. Covanta's long-term debt is subject to an adverse change in fair value if interest rates were to rise on fixed rate debt. For fixed rate debt, the potential increase in fair value from a 20 percent hypothetical increase in the underlying March 31, 2004 market interest rates would be approximately $25.8 million.

Covanta has Project debt outstanding bearing interest at floating rates that could subject it to the risk of increased interest expense due to rising market interest rates, or an adverse change in fair value due to declining interest rates on fixed rate debt. Depending upon the contractual structure, interest rate risk on Project debt may be borne by Client Communities because debt service is passed through to those clients.

ITEM 4 - DISCLOSURE CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, who also presently performs the functions of principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the Chief Executive Officer, who also presently performs the functions of principal financial officer, has concluded that, as of March 31, 2004, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company's internal control over financial reporting during the Company's quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See Note 14 to the consolidated financial statements.

ITEM 2. - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 10, 2004, Covanta issued 200 shares of its common stock par value $.01 per share (the "Common Stock") to Danielson Holding Corporation pursuant to the Company's Reorganization Plan.

The Common Stock was issued in consideration of an aggregate offering price of $30 million in cash. No underwriters were involved in the issuance of such securities.

Pursuant to Section 1145 of the United States Bankruptcy Code (11 U.S.C. 1145), the issuance of the Common Stock was exempt from registration requirements under the Securities Act of 1933.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

   31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

   32 Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K.


   1. Covanta filed a Current Report on Form 8-K on March 8, 2004, to report that on March 5, 2004 the Bankruptcy Court issued its order confirming the Company's Reorganization Plan and Liquidation Plan.

   2. Covanta filed a Current Report on Form 8-K on March 11, 2004, to report that on March 10, 2004 it closed on its acquisitions by Danielson Holding Corporation and consummated its Reorganization Plan.

   3. Covanta filed a Current Report on Form 8-K on March 30, 2004 to report that following its acquisition by Danielson Holding Corporation it had determined to replace its independent auditor, Deloitte & Touche LLP, and to engage the services of Ernst & Young LLP as its independent auditors.

   4. Covanta filed a Current Report on Form 8-K/A on April 1, 2004 to amend it's Current Report on Form 8-K filed on March 30, 2004 to clarify the nature of the previously reported change in independent auditors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004                            COVANTA ENERGY CORPORATION
                                             (Registrant)

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