Form 10-Q
period 2004-06-30
COVANTA ENERGY CORP
filed 2004-08-09
CIK 73902

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-3122

Covanta Energy Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-5549268

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

40 Lane Road, Fairfield, NJ 07004

(Address of Principal Executive Office) (Zip code)

(973) 882-9000

(Registrant’s telephone number including area code)

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

Yes [x] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s Common Stock outstanding as of August 6, 2004 was 200 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Covanta Energy Corporation and Subsidiaries

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
AND COMPREHENSIVE INCOME

	Successor	Predecessor
	For the period	For the period	For the six
	March 11, 2004	January 1, 2004	Months ended
	through June 30,	through March 10,	June 30,
	2004	2004	2003
(In Thousands of Dollars, Except Per Share Amounts)
Service revenues	$149,389	$89,858	$254,230
Electricity and steam sales	69,260	53,307	144,093
Construction revenues	288	58	9,677
Other revenues-net	38	9	7

Total revenues	218,975	143,232	408,007

Plant operating expenses	136,297	100,774	254,892
Construction costs	225	73	9,094
Depreciation and amortization	20,399	13,426	37,792
Net interest on project debt	12,976	13,407	40,358
Other operating costs and expenses	628	(209)	(577)
Net gain on sale of businesses and equity investments	—	(175)	(417)
Selling, general and administrative expenses	13,172	7,597	19,686
Other expense-net	(240)	(1,923)	(527)

Total costs and expenses	183,457	132,970	360,301

Operating income	35,518	10,262	47,706
Equity in income from unconsolidated investments (net of local and foreign tax expense (benefit) of $871, $(166) and $(357), respectively)	5,405	4,943	11,931
Interest expense (net of interest income of $895, $935 and $1,667, respectively, and excluding post-petition contractual interest of $243 and $485 for the period January 1, 2004 through March 10, 2004 and the six months ended June 30, 2003, respectively)	(12,612)	(5,207)	(18,956)
Reorganization items	—	(58,282)	(22,618)
Gain on cancellation of pre-petition debt	—	510,680	—
Fresh start adjustments	—	(214,927)	—

Income from continuing operations before income taxes, minority interests, discontinued operations and the cumulative effect of changes in accounting principles	28,311	247,469	18,063
Income tax expense	(12,036)	(215,395)	(9,405)
Minority interests	(2,290)	(2,511)	(4,852)

Income from continuing operations before discontinued operations and change in accounting principles	13,985	29,563	3,806
Gain from discontinued operations (net of income tax expense of $4,850 in 2003)	—	—	6,692
Cumulative effect of change in accounting principles (net of income tax benefit of $5,532 in 2003)	—	—	(8,538)

Net income	13,985	29,563	1,960

Other comprehensive income, net of income tax:
Foreign currency translation adjustments	(515)	—	1,855
Unrealized holding gains arising during period (net of income tax expense of $6, zero and $99, respectively)	9	—	147

Other comprehensive income (loss)	(506)	—	2,002

Comprehensive income	$13,479	$29,563	$3,962

Basic income per share:
Income from continuing operations		$0.59	$0.08
Income from discontinued operations		—	0.13
Cumulative effect of change in accounting principles		—	(0.17)

Net income		$0.59	$0.04

Diluted income per share:
Income from continuing operations		$0.59	$0.08
Income from discontinued operations		—	0.13
Cumulative effect of change in accounting principles		—	(0.17)

Net income		$0.59	$0.04

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Covanta Energy Corporation and Subsidiaries

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
AND COMPREHENSIVE INCOME

	Successor	Predecessor
	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2004	2003
(In Thousands of Dollars, Except Per Share Amounts)
Service revenues	$123,936	$133,738
Electricity and steam sales	55,739	74,181
Construction revenues	288	3,670
Other revenues-net	36	7

Total revenues	179,999	211,596

Plant operating expenses	108,975	128,839
Construction costs	225	3,528
Depreciation and amortization	16,904	19,119
Net interest on project debt	10,701	20,162
Other operating costs and expenses	616	(713)
Selling, general and administrative expenses	11,576	10,034
Other expense-net	(42)	46

Total costs and expenses	148,955	181,015

Operating income	31,044	30,581
Equity in income from unconsolidated investments (net of local and foreign tax expense (benefit) of $519 and $(169), respectively)	5,252	7,303
Interest expense (net of interest income of $683 and $1,003, respectively, and excluding post-petition contractual interest of $242 for the three months ended June 30, 2003)	(10,001)	(9,180)
Reorganization items	—	(10,424)

Income from continuing operations before income taxes, minority interests, and discontinued operations	26,295	18,280
Income tax expense	(11,558)	(9,404)
Minority interests	(1,733)	(2,288)

Income from continuing operations before discontinued Operations	13,004	6,588
Gain from discontinued operations (net of income tax expense of $3,411 in 2003)	—	4,902

Net income	13,004	11,490

Other comprehensive income net of income tax:
Foreign currency translation adjustments	(461)	1,048
Unrealized holding gains arising during period(net of income tax expense of $6 and $99, respectively)	9	147

Other comprehensive income (loss)	(452)	1,195

Comprehensive income	$12,552	$12,685

Basic income per share:
Income from continuing operations		$0.13
Income from discontinued operations		0.10

Net income		$0.23

Diluted income per share:
Income from continuing operations		$0.13
Income from discontinued operations		0.10

Net income		$0.23

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covanta Energy Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	June 30, 2004	December 31, 2003
(In Thousands of Dollars, Except Share and Per Share Amounts)
Assets
Current Assets:
Cash and cash equivalents	$62,673	$260,902
Restricted funds for emergence costs	45,568	—
Restricted funds held in trust	113,349	92,126
Receivables (less allowances of $768 and $27,893, respectively)	132,666	166,753
Unbilled service receivables	50,839	63,340
Deferred income taxes	6,538	9,763
Prepaid expenses and other current assets (less allowances of zero and $5,000, respectively)	73,591	82,115

Total current assets	485,224	674,999
Property, plant and equipment-net	906,179	1,453,354
Restricted funds held in trust	113,773	135,280
Other noncurrent receivables (less allowances of zero and $5,026 respectively)	13,653	10,096
Unbilled service receivables	98,260	115,267
Service and energy contracts (net of accumulated amortization of $6,254 and zero, respectively)	197,669	—
Unamortized contract acquisition costs-net	—	27,073
Goodwill & other intangibles	992	7,073
Investments in and advances to investees and joint ventures	73,075	137,374
Other assets	33,934	53,064

Total Assets	$1,922,759	$2,613,580

Liabilities and Shareholders’ Equity (Deficit)
Liabilities:
Current Liabilities:
Current portion of long-term debt	$22	$21
Current portion of project debt	106,629	108,687
Accounts payable	16,953	23,584
Federal income tax payable	1,780	—
Accrued expenses	101,159	208,342
Accrued emergence costs	45,568	—
Deferred revenue	22,070	37,431

Total current liabilities	294,181	378,065
Long-term debt	320,531	942
Project debt	838,748	934,393
Deferred income taxes	213,541	195,059
Deferred revenue	—	129,304
Other liabilities	111,140	78,358
Liabilities subject to compromise	—	956,095

Total Liabilities	1,778,141	2,672,216

Minority interests	83,614	69,398

Shareholders’ Equity (Deficit):
Successor common stock, par value $0.01 per share authorized, 200 shares, 200 shares issued and outstanding as of June 30, 2004	—	—
Predecessor serial cumulative convertible preferred stock, par value $1.00 per share, authorized, 4,000,000 shares; shares outstanding: 33,049 net of treasury shares of 29,820	—	33
Predecessor common stock, par value $.50 per share; authorized, 80,000,000 shares; outstanding: 49,824,251 net of treasury shares of 4,125,350	—	24,912
Capital surplus	47,525	188,156
Notes receivable from key employees for common stock issuance	—	(451)
Retained earnings (deficit)	13,985	(340,661)
Accumulated other comprehensive loss	(506)	(23)

Total Shareholders’ Equity (Deficit)	61,004	(128,034)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,922,759	$2,613,580

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covanta Energy Corporation and Subsidiaries

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Successor	Predecessor
	For the period	For the period	For the six months
	March 11, 2004	January 1, 2004	ended
	Through June 30,	through March 10,	June 30,
	2004	2004	2003
(In Thousands of Dollars)
Cash Flows From Operating Activities:
Net income	$13,985	$29,563	$1,960
Adjustments to Reconcile Net Income to Net Cash Provided by (used in) Operating Activities of Continuing Operations:
Gain on cancellation of pre-petition debt	—	(510,680)	—
Fresh start adjustments	—	214,927	—
Fresh start tax adjustments	—	214,756	—
Gain from discontinued operations	—	—	(6,691)
Reorganization items	—	58,282	22,618
Payment of reorganization items	—	(49,782)	(13,193)
Depreciation and amortization	20,399	13,426	37,792
Deferred income taxes	5,568	(7)	6,975
Provision for doubtful accounts	768	852	2,654
Equity in income from unconsolidated investments	(5,405)	(4,817)	(11,574)
Amortization of project debt premium and discount	(4,152)	—	—
Accretion on principal of senior secured notes	1,035	—	—
Cumulative effect of change in accounting principles, net of income taxes	—	—	8,538
Other	2,838	2,268	2,398
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables	4,778	5,406	(17,179)
Restricted funds for emergence costs	54,418	—	—
Unbilled service receivables	4,120	—	—
Other assets	5,767	(17,705)	2,158
Increase (Decrease) in Liabilities:
Accounts payable	(6,618)	3,853	15,957
Accrued expenses	(8,162)	17,730	(15,471)
Accrued emergence costs	(54,418)	—	—
Deferred revenue	(5,412)	229	(3,479)
Other liabilities	(4,709)	1,437	(10,412)

Net cash provided by (used in) operating activities of continuing operations	24,800	(20,262)	23,051

Cash Flows From Investing Activities:
Proceeds from sale of businesses	—	—	417
Proceeds from sale of property, plant, and equipment	54	86	286
Proceeds from sale of investment	—	—	260
Proceeds from sale of marketable securities	—	87	224
Investments in facilities	(4,867)	(4,192)	(11,394)
Distributions from investees and joint ventures	6,996	6,401	1,000
Increase in investments in and advances to investees and joint ventures	—	(279)	—
Other	2,348	—	—

Net cash provided by (used in) investing activities of continuing operations	4,531	2,103	(9,207)

Cash Flows From Financing Activities:
Borrowings for facilities	1,208	—	3,584
New borrowings	—	—	5,694
Decrease (increase) in restricted funds held in trust	(18,525)	(96,742)	(3,714)
Payment of project debt	(5,866)	(28,089)	(50,033)
Payment of recourse debt	(8,554)	—	(2,753)
Distributions to secured lenders and 9.25% holders	—	(80,507)	—
Proceeds from issuance of stock	—	29,825	—
Distribution to minority partners	(1,796)	(530)	—
Proceeds from sale of minority interests	—	175	—

Net cash used in financing activities of continuing operations	(33,533)	(175,868)	(47,222)

Net cash provided by discontinued operations	—	—	17,723

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,202)	(194,027)	(15,655)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	66,875	260,902	99,064

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,673	$66,875	$83,409

SUPPLEMENTAL INFORMATION
Cash paid for interest	$17,800	$12,647	$48,094

Cash paid for taxes	$17,076	$1,518	$3,212

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covanta Energy Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation:

The accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) include the accounts of Covanta Energy Corporation and its subsidiaries (together, “Covanta” or the “Company”). The financial statements presented reflect the reorganization under which Covanta became a wholly-owned subsidiary of Danielson Holding Corporation as of March 10, 2004 (the “Effective Date”).

Accordingly, the Financial Statements for the period beginning on the day after the Effective Date through June 30, 2004 reflect both fresh start accounting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and business combination accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” and Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. References in these Financial Statements to the “Predecessor” refer to the Company prior to March 10, 2004. References to the “Successor” refer to the Company on and after March 10, 2004.

The accompanying unaudited Financial Statements have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying Financial Statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived assets, cash flows and taxable income from future operations, allowances for doubtful accounts receivable, and liabilities related to pension obligations, and for workers compensation, severance, and certain litigation.

Covanta is engaged in developing, constructing, owning and operating for others, key infrastructure for the conversion of waste-to-energy, independent power production and the treatment of water and wastewater in the United States and abroad. Companies in which Covanta has equity investments of 20% to 50% are accounted for using the equity method since Covanta has the ability to exercise significant influence over their operations. Those companies in which Covanta owns less than 20% are accounted for using the cost method. Six of the Company’s subsidiaries, which relate to three projects, have not reorganized or filed a liquidation plan under Chapter 11 of the United States Bankruptcy Code. While Covanta exercises significant influence over the operating and financial policies of those subsidiaries, those six subsidiaries will continue to operate as debtors in possession in the Chapter 11 cases until they reorganize or liquidate. Because any plan of reorganization or liquidation relating to these debtors would have to be approved by the Bankruptcy Court, and possibly their respective creditors, the Company does not control these debtors or the ultimate outcome of their respective Chapter 11 cases. Accordingly, Covanta no longer includes those six subsidiaries as consolidated subsidiaries in the Financial Statements. Covanta’s investment in these six subsidiaries is recorded using the equity method effective as of March 10, 2004. Unless these subsidiaries emerge from bankruptcy under Covanta’s control, it is unlikely that they will contribute to Covanta’s results of operations.

All intercompany transactions and balances among consolidated entities have been eliminated.

2. Reorganization:

On March 10, 2004, the Company consummated a plan of reorganization and, emerged from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). As a result of the consummation of the plan, Covanta became a wholly-owned subsidiary of Danielson Holding Corporation, a Delaware corporation (“Danielson”). The Chapter 11 proceedings commenced on April 1, 2002 (the “First Petition Date”), when Covanta and most of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). All of the bankruptcy cases (the “Chapter 11 Cases”) were jointly administered. During the Chapter 11 Cases, Covanta and its subsidiaries which were part of the Chapter 11 Cases (the “Debtors”) operated their business as debtors-in-possession pursuant to the Bankruptcy Code. International operations and certain other subsidiaries and joint venture partnerships were not included in the bankruptcy filings.

The Financial Statements of the Predecessor through March 10, 2004 were prepared in accordance with SOP 90-7. Accordingly, all pre-petition liabilities believed to be subject to compromise were segregated in the Condensed Consolidated Balance Sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise were separately classified as current and non-current, as appropriate. Revenues, expenses (including professional fees relating to the bankruptcy proceeding), realized gains and losses, and provisions for losses resulting from the reorganization were reported separately as reorganization items. Also, interest expense was accrued during the Chapter 11 Cases only to the extent that it was to be paid. As authorized by the Bankruptcy Court, debt service continued to be paid on the Company’s project debt throughout the Chapter 11 Cases. Cash used for reorganization items is disclosed separately in the Statements of Condensed Consolidated Cash Flows.

Prior to March 10, 2004, the Debtors acted as debtors-in-possession and were authorized to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

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

With respect to financing during the pendency of the Chapter 11 Cases, the Debtors entered into a debtor-in-possession credit facility (the “DIP Facility”) as of April 1, 2002, which was approved by final order of the Bankruptcy Court on May 15, 2002. The DIP Facility was replaced with new credit and letter of credit facilities as of March 10, 2004 and is no longer in effect.

On December 2, 2003, Covanta and Danielson entered into an Investment and Purchase Agreement (as amended, the “DHC Agreement”). The DHC Agreement provided for:

•	Danielson to purchase 100% of the equity in Covanta for approximately $30 million as part of a plan of reorganization (the “DHC Transaction”);

•	agreement as to new revolving credit and letter of credit facilities for the Company’s domestic and international operations, provided by certain of Covanta’s existing lenders under the DIP Facility and a group of additional lenders organized by Danielson; and

•	execution and consummation of the Tax Sharing Agreement between Danielson and Covanta (the “Tax Sharing Agreement”), pursuant to which (a) Covanta (exclusive of its international holding company), will file a consolidated tax return with Danielson, and (b) Danielson will make up to $572 million, constituting all of Danielson’s net operating loss tax carry-forwards (“NOLs”) generated through December 31, 2002, available to Covanta for purposes of Covanta’s calculation for its portion of the consolidated tax liability it pays to Danielson.

On March 5, 2004, the Bankruptcy Court entered an order confirming the Company’s plan of reorganization premised on the DHC Transaction and liquidation for certain of those Debtors involved in non-core businesses (the “Liquidation Plan”). On March 10, 2004 both plans were effected upon the consummation of the DHC Transaction and the reorganization plan (the plans of reorganization and liquidation collectively, the “Reorganization Plan”). The following is a summary of material provisions of the Reorganization Plan. The Debtors owning or operating the Company’s Warren County, New Jersey, Lake County, Florida, and Tampa Bay, Florida projects remained debtors-in-possession (the “Remaining Debtors”), and are not the subject of either plan. As part of its reorganization, the Company disposed of all of its interests in its former entertainment and aviation businesses, which were either sold prior to the Effective Date or included in the liquidation plan.

The Reorganization Plan provided for, among other things, the following distributions:

     (i) Secured Lenders and 9.25% Debenture Holder Claims

On account of their allowed secured claims, the Secured Lenders and the 9.25% Debenture holders received, in the aggregate, a distribution consisting of:

•	the cash available for distribution after payment by the Company of exit costs necessary to confirm the Reorganization Plan and establishment of required reserves pursuant to the Reorganization Plan,

•	new high-yield secured notes issued by Covanta and guaranteed by its subsidiaries (other than Covanta Power International Holdings, Inc. (“CPIH”) and its subsidiaries) which are not contractually prohibited from incurring or guaranteeing additional debt (Covanta and such subsidiaries, the “Domestic Borrowers”) with a stated maturity of seven years (the “High Yield Notes”), and

•	a term loan of CPIH (the “CPIH Term Loan Facility”) with a stated maturity of 3 years.

In addition, the 9.25% Debenture holders were granted the right to purchase up to 3 million shares of Danielson common stock.

     (ii) Unsecured Claims against Operating Company Subsidiaries

The holders of allowed unsecured claims against any of the Company’s operating subsidiaries received or will receive unsecured notes bearing interest at 7.5% per annum in a principal amount equal to the amount of their allowed unsecured claims with a stated maturity of 8 years (the “Unsecured Notes”).

     (iii) Unsecured Claims against Covanta and Holding Company Subsidiaries

The holders of allowed unsecured claims against Covanta or certain of its holding company subsidiaries will receive, in the aggregate, its pro rata share of a distribution consisting of (a) $4 million in principal amount of the Unsecured Notes, (b) a participation interest equal to 5% of the first $80 million in net proceeds received in connection with the sale or other disposition of CPIH and its subsidiaries, and (c) the recoveries, if any, from actions which such holders are entitled to bring under the Reorganization Plan on behalf of the Debtors’ estates. In addition, the holders of such claims are entitled to receive a pro rata distribution which is equal to 12.5% of the value of distributions otherwise payable to the 9.25% Debenture Holders.

     (iv) Subordinated Claims of Holders of Convertible Subordinated Debentures

The holders of Covanta’s Convertible Subordinated Debentures did not receive any distribution or retain any property pursuant to the proposed Reorganization Plan. The Convertible Subordinated Debentures were cancelled as of March 10, 2004, the Effective Date of the Reorganization Plan.

     (v) Equity Interests of Common and Preferred Stockholders

The holders of Covanta’s preferred and common stock outstanding immediately before consummation of the DHC Transaction did not receive any distribution or retain any property pursuant to the Reorganization Plan. The preferred stock and common stock were cancelled as of March 10, 2004, the effective date of the Reorganization Plan.

The Reorganization Plan provides for the complete liquidation of those of the Company’s subsidiaries that have been designated as liquidating entities. Substantially all of the assets of these liquidating entities have already been sold. Under the Reorganization Plan the creditors of the liquidating entities will not receive any distribution other than those administrative creditors with respect to claims against the liquidating entities that have been incurred in the implementation of the Reorganization Plan and priority claims required to be paid under the Bankruptcy Code.

Covanta had the right during the Chapter 11 Cases, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. As a condition to assuming a contract, the Company was required to cure all existing defaults (including payment defaults). The Company has paid approximately $9 million in cure amounts associated with assumed executory contracts and unexpired leases. Several counterparties have indicated that they believe that actual cure amounts are greater than the amounts specified in the Company’s notices, and there can be no assurance that the cure amounts ultimately associated with assumed executory contracts and unexpired leases will not be materially higher than the amounts estimated by the Company.

The Company is in the process of reconciling recorded pre-petition liabilities with proofs of claim filed by creditors with the Bankruptcy Court. The Company expects this process to conclude during 2004. In total, approximately 4,700 proofs of claim in aggregate amount of approximately $13.3 billion were filed. The Company believes that many of the proofs of claim are invalid, duplicative, untimely, inaccurate or otherwise objectionable. The Company intends to contest claims to the extent they materially exceed the amounts the Company believes may be due. The Company believes the claims resolution process will not result in material liabilities in excess of those recorded in its consolidated financial statements.

Developments in Project Restructurings

During the course of the Chapter 11 Cases, the Debtors and certain contract counterparties reached agreement with respect to material restructuring of their mutual obligations in connection with several waste-to-energy projects. The Debtors were also involved in material disputes and/or litigation with respect to the Warren County, New Jersey and Lake County, Florida waste-to-energy projects and the Tampa Bay water project. As a result, Covanta’s subsidiaries involved in these projects remained in Chapter 11 and are not consolidated in the Company’s consolidated financial statements. The Warren County matter is described below; the Lake County and Tampa Bay matters are described in Note 14. The Company expects that the outcome of the issues described below and in Note 14 relating to these projects will not adversely affect Covanta or CPIH.

Warren County, New Jersey

The Covanta subsidiary (“Covanta Warren”) which operates the Company’s waste-to-energy facility in Warren County, New Jersey (the “Warren Facility”) and the Pollution Control Financing Authority of Warren County (“Warren Authority”) have been engaged in negotiations for an extended time concerning a potential restructuring of the parties’ rights and obligations under various agreements related to Covanta Warren’s operation of the Warren Facility. Those negotiations were in part precipitated by a 1997 federal court of appeals decision invalidating certain of the State of New Jersey’s waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, the State of New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to an agreement with the Warren Authority which modifies the existing Service Agreement. Principal on the Warren Facility project debt is due annually in December of each year, while interest is due semi-annually in June and December of each year. The State of New Jersey provided sufficient funds to the project bond trustee to pay interest to bondholders during June, 2004.

Although discussions continue, to date Covanta Warren and the Warren Authority have been unable to reach an agreement to restructure the contractual arrangements governing Covanta Warren’s operation of the Warren Facility.

Also as part of the Company’s emergence from bankruptcy, the Company and Covanta Warren entered into several agreements approved by the Bankruptcy Court that permit Covanta Warren to reimburse the Company for employees and employee-related expenses, provide for payment of a monthly allocated overhead expense reimbursement in a fixed amount, and permit the Company to advance up to $1.0 million in super-priority debtor-in-possession loans to Covanta Warren in order to meet any liquidity needs. As of June 30, 2004, Covanta Warren owed to the Company $0.4 million under this debtor-in-possession loan facility.

In the event the parties are unable to timely reach agreement upon and consummate a restructuring of the contractual arrangements governing Covanta Warren’s operation of the Warren Facility, the Debtors may, among other things, elect to litigate with counterparties to certain agreements with Covanta Warren, assume or reject one or more executory contracts related to the Warren Facility, attempt to file a plan of reorganization on a non-consensual basis, or liquidate Covanta Warren. In such an event, creditors of Covanta Warren may receive little or no recovery on account of their claims.

Reorganization Items

In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred for the Period January 1, 2004 through March 10, 2004 and the three and six months ended June 30, 2003, (in thousands of dollars):

	For the period
	January 1, 2004	For the six	For the three
	through	months ended	months ended
	March 10, 2004	June 30, 2003	June 30, 2003
Legal and professional fees	$27,562	$19,304	$9,064
Severance	7,097	2,235	1,122
Bank fees related to DIP Credit Facility	1,163	1,079	238
Bankruptcy exit costs	22,460	—	—

Total	$58,282	$22,618	$10,424

Legal and professional fees consist of fees related to professionals for work associated with the bankruptcy of the Company.

Bankruptcy exit costs consist primarily of administrative expenses, trustee costs, and directors and officers liability insurance (covering the period prior to emergence).

Pursuant to SOP 90-7, the Company had segregated and classified certain pre-petition obligations as liabilities subject to compromise. Liabilities subject to compromise were recorded at the likely allowed claim amount. The following table sets forth the estimated liabilities of the Company subject to compromise as of December 31, 2003, (in thousands of dollars):

December 31,
2003
Debt	$235,576
Accounts Payable	66,117
Other liabilities	232,691
Obligations related to former entertainment operations	273,061
Convertible Subordinated Debentures	148,650

Total	$956,095

3. Summary of Significant Accounting Policies

Fresh start accounting requires the selection of appropriate accounting policies for the reorganized Company. The significant accounting policies previously used by the Company will continue to be used by the reorganized Company including the following:

Service and Energy Contracts: As of March 10, 2004, service and energy contracts were recorded at their estimated fair market values based upon discounted cash flows from the service contracts on publicly owned projects and the “above market” portion of the energy contracts on Company owned projects using currently available information. Amortization is calculated by the straight-line method over the estimated remaining weighted average life of the agreements of 17 years. The arithmetic average life is significantly shorter. Estimated amortization over the next five years is as follows (in thousands of dollars):

2004 (after June 30, 2004)	$8,866
2005	$17,732
2006	$17,732
2007	$17,732
2008	$15,738
2009 (Jan. 1 - June 30, 2009)	$7,869

Debt Issuance Costs: As of March 10, 2004, debt issuance costs with respect to pre-emergence debt were recorded at their fair value of zero. Costs incurred in connection with the successor company’s issuance of bonds are being amortized using the effective interest rate method over the terms of the debt. Prior to March 10, 2004 unamortized bond issuance costs were included in other assets on the Condensed Consolidated Balance Sheets.

Unbilled Service Receivables and Other Receivables

As of March 10, 2004, unbilled service and other accounts receivables were recorded at their estimated fair value based upon discounted cash flows. Unbilled service receivables include fees earned to service project debt (principal and interest) where such fees are expressly included as a component on the service fee paid by the municipality pursuant to applicable waste-to-energy service agreements. Regardless of the timing of amounts paid by municipalities relating to project debt principal, the Company records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled service receivables related to waste-to-energy operations were discounted in recognizing the present value for services performed currently in order to service the principal component of project debt.

Treatment of Pass Through Costs

Pass through costs are costs for which the Company receives a direct reimbursement from the municipal client which sponsors a waste to energy project. These costs include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net in the Company’s Financial Statements. Total pass through expenses for the periods March 11, 2004 through June 30, 2004, January 1, 2004 through March 10, 2004, and the first six months of 2003 were $13.6 million, $10.0 million, and $27.9 million, respectively.

Stock Options

On March 10, 2004, the Company had three stock-based employee compensation plans that were terminated upon emergence from bankruptcy and all outstanding options and restricted stock were cancelled. The Company had accounted for those plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost was reflected in the 2004 and 2003 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were granted in 2004 or 2003. Awards under the Company’s plans vested over periods ranging from three to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table summarizes the pro forma impact on net income and income per common share for the period January 1, 2004 through March 10, 2004 and for the three and six months ended June 30, 2003 including the effect on net income and income per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands of dollars, except per share amounts):

	For the period
	January 1, 2004	For the six	For the three
	through	months ended	months ended
	March 10, 2004	June 30, 2003	June 30, 2003
Net income, as reported	$29,563	$1,960	$11,490
Deduct:
SFAS No. 123 total stock based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(435)	(1,488)	$(744)

Pro forma net income	$29,128	$472	$10,746

Basic income, per share:
Basic — as reported	$0.59	$0.04	$0.23

Basic — pro forma	$0.58	$0.01	$0.22

Diluted income, per share:
Diluted — as reported	$0.59	$0.04	$0.23

Diluted — pro forma	$0.58	$0.01	$0.22

New Accounting Pronouncements:

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 was developed as an attempt to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN No. 46 was revised in December 2003 and is applicable for the Company on January 1, 2004 for interests acquired in variable interest entities prior to February 1, 2003. The Company adopted the provisions of FIN No. 46 without impact on its consolidated financial condition or results of operations.

Reclassification:

Certain prior period amounts, including various revenues and expenses, have been reclassified in the Financial Statements to conform with the current period presentation.

4. Fresh Start and Purchase Accounting Adjustments

The Company’s emergence from Chapter 11 proceedings on March 10, 2004 resulted in a new reporting entity and adoption of fresh start accounting as of that date, in accordance with SOP 90-7. Also, on the Effective Date, because of its acquisition by Danielson, the Company applied purchase accounting, which like fresh start accounting requires assets and liabilities to be recorded at fair value. The incremental impact of applying purchase accounting was to the adjustment of the value of the Company’s equity to the price paid by Danielson, including relevant acquisition costs and the consideration of the NOLs made available to the Company under the Tax Sharing Agreement.

The consolidated financial statements beginning March 10, 2004, reflect a preliminary allocation of equity value to the assets and liabilities of the Company in proportion to their relative fair values in conformity with SFAS No. 141. Preliminary fair value determinations of the tangible and intangible assets were made by management based on anticipated cash flows using currently available information. Management’s estimate of the fair value of long term debt was based on the new principal amounts of recourse debt that was part of the reorganized capital structure of the Company upon emergence. Management’s estimate of the fair value of project debt was based on market information available to the Company. The Company has engaged valuation consultants to review its valuation methodology and their work is ongoing.

In accordance with SFAS No. 141, the preliminary allocation of the equity values is subject to additional adjustment within one year after emergence from bankruptcy when additional information on asset and liability valuations becomes available. The Company expects that adjustment to recorded fair values may include those relating to:

•	property, plant, and equipment, intangibles, debt, and equity investments, all of which may change based on our consideration of additional analysis by the Company and its valuation consultants;

•	accrued expenses which may change based on identification of final fees and costs associated with emergence from bankruptcy, resolution of disputed claims, and completion of Chapter 11 Cases relating to the Remaining Debtors;

•	the final principal amount of the Unsecured Notes (recorded as an estimated principal amount of $28 million), which estimate excludes any notes that may be issued if and when Remaining Debtors emerge from bankruptcy under a plan of reorganization), and which will adjust based upon the resolution of claims of creditors entitled to such notes as distributions; and

•	tax liabilities, which may be adjusted based upon additional information to be received from taxing authorities.

The table below reflects preliminary reorganization adjustments for the discharge of indebtedness, cancellation of old common stock and issuance of new common stock, issuance of notes, and the fresh start adjustments through June 30, 2004 and the resulting fresh start consolidated balance sheet as of March 10, 2004:

			Discharge of
	Predecessor	Liquidating Entities	Indebtedness and	Purchase			Successor
	March 10,	and Deconsolidation	Issuance of New	Accounting	Fresh Start		March 10,
	2004	Of Entities (a)	Indebtedness	Adjustments	Adjustments		2004
(In Thousands of Dollars)
Assets:
Current Assets:
Cash and cash equivalents	$120,941	$877	$(81,204)	$29,825 (c)	$(3,564)		$66,875
Restricted funds for emergence costs	99,986	—	—	—	—		99,986
Restricted funds held in trust	106,338	(4,845)	—	—	39		101,532
Receivables	223,835	(20,307)	—	—	(14,463	)(f)	189,065
Deferred income taxes	9,763	—	—	—	(8,475	)(g)	1,288
Prepaid expenses and other current assets	81,894	(5,121)	—	—	(3,131)		73,642

Total current assets	642,757	(29,396)	(81,204)	29,825	(29,594)		532,388
Property, plant and equipment-net	1,444,838	(97,101)	—	—	(429,228)		918,509
Restricted funds held in trust	117,824	(8,196)	—	—	(2,564)		107,064
Unbilled service and other receivables	130,168	(15,035)	—	—	—		115,133
Other intangible assets-net	33,381	(3,561)	—	—	(29,820)		—
Service and energy contracts	—	—	—	—	204,477		204,477
Investments in and advances to investees and Joint ventures	134,656	54,405	—	—	(111,341)		77,720
Other assets and other intangibles	63,946	(275)	—	—	(30,169	)(h)	33,502
Goodwill	—	—	(8,500)	(89,478)	97,978	(o)	—

Total Assets	$2,567,570	$(99,159)	$(89,704)	$(59,653)	$(330.261)		$1,988,793

			Discharge of
	Predecessor	Liquidating Entities	Indebtedness and	Purchase				Successor
	March 10,	and Deconsolidation	Issuance of New	Accounting		Fresh Start		March 10,
	2004	Of Entities (a)	Indebtedness	Adjustments		Adjustments		2004
(In Thousands of Dollars)
Liabilities and Shareholders’ Equity (Deficit):
Liabilities:
Current Liabilities:
Current portion of long-term debt	$20	$—	$—	$—		$—		$20
Current portion of project debt	113,681	(10,070)	—	—		25	(i)	103,636
Accounts payable	27,437	(3,235)	—	—		(631)		23,571
Accrued expenses	134,135	(5,296)	—	—		(20,834	)(j)	108,005
Accrued emergence costs	99,986	—	—	—		—		99,986
Deferred revenue	37,660	(2,453)	—	—		(9,001	)(m)	26,206

Total current liabilities	412,919	(21,054)	—	—		(30,441)		361,424
Long-term debt	53	—	328,000 (b)	—		—		328,053
Project debt	903,650	(71,905)	—	—		18,776	(k)	850,521
Deferred income taxes	195,164	—	—	(107,178	)(d)	114,737	(l)	202,723
Deferred revenue	127,925	—	—	—		(127,925	)(m)	—
Other liabilities	99,650	—	—	—		14,331	(n)	113,981
Liabilities subject to compromise	934,752	(6,368)	(928,384)	—		—		—

Total Liabilities	2,674,113	(99,327)	(600,384)	(107,178)		(10,522)		1,856,702

Minority interests	71,372	—	—	—		13,194		84,566

Shareholders’ Equity (Deficit):
Serial cumulative convertible preferred stock	33	—	—	—		(33)		—
Common stock	24,912	—	—	—		(24,912)		—
Capital surplus	188,156	—	—	47,525	(e)	(188,156)		47,525
Deficit	(392,095)	46	510,680	—		(118,631)		—
Accumulated other comprehensive income	1,079	122	—	—		(1,201)		—

Total Shareholders’ Equity (Deficit)	(177,915)	168	510,680	47,525		(332,933)		47,525

Total Liabilities and Shareholders’ Equity (Deficit)	$2,567,570	$(99,159)	$(89,704)	$(59,653)		$(330,261)		$1,988,793

Following are footnotes to Pro forma Condensed Consolidated Balance Sheet.

(a)	Pro Forma Balance Sheet excludes Covanta entities which are part of the Liquidating Plan and Covanta entities which remain in Chapter 11 and have been deconsolidated.

(b)	Reflects the issuance by Covanta of $205.0 million principal amount of new high yield secured notes, $28.0 million of estimated principal amount of new reorganization plan unsecured notes, and $95.0 million in principal amount of new CPIH term debt.

(c)	Reflects cash portion of the purchase price paid by Danielson.

(d)	Represents the reduction in net deferred income tax liabilities resulting from recording the income tax benefits arising from the estimated future utilization of Danielson’s NOLs.

(e)	Danielson’s purchase price includes $29.8 million in cash, $6.4 million in expenses and $11.3 million for the estimated fair value of stock purchase rights to be issued to certain of Covanta’s pre-petition creditors. Certain of these creditors were granted the right to purchase up to 3.0 million shares of Danielson common stock at $1.53 per share.

(f)	Includes a decrease of $11.3 million because a tax receivable was netted against the net tax liability included in accrued expenses.

(g)	Reflects the effect of adjusting receivables to fair value.

(h)	Includes a $21.8 million write down of unamortized bond issuance costs, exclusive of minority interests, to a fair value of $0 and a write down of $6.2 million in deferred costs related to the Haverhill facility to a fair value of $0.

(i)	Includes a $10.2 million write down of the current portion of the MCI facility project debt to a fair value of $0 and an increase of $10.5 million for the current portion on the fair market value premium on waste-to-energy project debt.

(j)	Includes a write down of $11.0 million in the MCI facility accrued expenses to a fair value of $0 and a reduction of $6.0 million to reclassify pension liabilities to long-term liabilities.

(k)	Reflects an $18.3 million write down of the long-term portion of the MCI facility project debt to a fair value of $0 and an increase of $34.4 million for the long-term portion of the fair market value premium on waste-to-energy project debt.

(l)	Reflects the change in deferred taxes resulting from the fair valuation of property, plant and equipment and intangibles, offset by the change in deferred taxes resulting from the decrease in the Company’s net operating loss carry forward and tax credit carry forwards which resulted from the extinguishment of debt..

(m)	Deferred income related to a power contract restructuring at the Haverhill facility was fair valued at $0.

(n)	Reflects a decrease of $15.6 million to fair value tax reserves at $22.6 million, an increase of $6.0 million for the reclassification of pension liabilities from current liabilities, an increase of $18.4 million for additional pension liabilities, a.decrease of $24.5 million to fair value a deferred credit at the Hennepin facility at $0 and an increase of $7.2 million to reflect a liability related to the extension of a service contract.

(o)	As of March 10, 2004, goodwill of $24.5 million was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets. Subsequent to March 10, 2004, the Company recorded additional adjustments to assets and liabilities at fair value in millions:

Balance Sheet Item	Impact on Goodwill
Property, plant and equipment	$116.3
Service and energy contracts	113.6
Investment in joint ventures	(8.9)
Deferred revenue — non-current	(127.9)
Deferred income taxes	(103.1)
Other liabilities	(13.4)
Minority interests	13.2
Long-term debt	(8.5)
Other items	(5.8)

Goodwill	$(24.5)

5. Credit Arrangements

In connection with the Bankruptcy Cases, Covanta and most of its subsidiaries entered into the DIP Facility. The DIP Facility was largely for the continuation of existing letters of credit and was secured by all of the Company’s domestic assets not subject to liens of others and generally 65% of the stock of its foreign subsidiaries held by domestic subsidiaries. All claims relating to the DIP Facility were discharged upon the effectiveness of the Reorganization Plan (see Note 2).

In connection with the effectiveness of the Reorganization Plan and the consummation of the DHC Transaction, the Company emerged from bankruptcy with a new debt structure. Domestic Borrowers have two facilities which provide letters of credit and liquidity; the First Lien Facility and the Second Lien Facility.

•	The First Lien Facility provides commitments for the issuance of letters of credit contractually required in connection with one waste-to-energy facility. These letters of credit are currently required in the aggregate amount of approximately $128.0 million as of June 30, 2004, and the contractually required amount decreases semi-annually. The First Lien Facility has a term of five years, and requires cash collateral to be posted for issued letters of credit if Covanta has cash in excess of specified amounts. Covanta paid a 1% upfront fee (approximately $1.38 million) upon entering into the First Lien Facility, and will pay with respect to each issued letter of credit (i) a fronting fee equal to the greater of $500 or 0.25% per annum of the daily amount available to be drawn under such letter of credit, (ii) a letter of credit fee equal to 2.5% per annum of the daily amount available to be drawn under such letter of credit, and (iii) an annual fee of $1,500.

•	The Second Lien Facility provides commitments in the aggregate amount of $118 million, up to $10 million of which shall also be available for cash borrowings on a revolving basis and the balance for letters of credit supporting the Company’s domestic and international businesses. This Second Lien Facility has a term of five years. The Second Lien Facility requires cash collateral to be posted for issued letters of credit if Covanta has cash in excess of specified amounts. The revolving loan component of the Second Lien Facility bears interest at either (i) 4.5% over a base rate with reference to either the Federal Funds rate of the Federal Reserve System or Bank One’s prime rate, or (ii) 6.5% over a formula Eurodollar rate, the applicable rate to be determined by Covanta (increasing by 2% over the then applicable rate in specified default situations). Covanta also paid an upfront fee of $2.36 million upon entering into the Second Lien Facility, and will pay (i) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, (ii) an annual agency fee of $30,000, and (iii) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit. As of June 30, 2004, letters of credit in the approximate aggregate amount of $70.9 million had been issued under the Second Lien Facility, and the Company had not sought to make draws against the $10 million liquidity facility of the Second Lien Facility.

Total fees of $11.6 million in connection with the above two facilities paid on March 10, 2004 have been capitalized and are being amortized over the life of the credit facilities on a straight line basis. Both facilities are secured by the assets of the Domestic Borrowers not subject to security interests existing as of the Effective Date. The lien of the Second Lien Facility is junior to that of the First Lien Facility. The First Lien Facility and the Second Lien Facility are non-recourse to CPIH and its subsidiaries.

Also, CPIH and each of its domestic subsidiaries, which hold all of the assets and operations of the Company’s international businesses (the “CPIH Borrowers”) entered into one secured liquidity facility (the “CPIH Revolving Credit Facility”).

The CPIH Revolving Credit Facility is secured by a first priority lien on the CPIH stock and substantially all of the CPIH Borrowers’ assets not otherwise subject to security interests existing as of the Effective Date and consists of commitments for cash borrowings of up to $10 million for purposes of supporting the international businesses. The CPIH revolving credit facility has a maturity date of three years and to the extent drawn upon bears interest at the rate of either (i) 7% over a base rate with reference to either the Federal Funds rate, of the Federal Reserve System or Deutsche Bank’s prime rate, or (ii) 8% over a formula Eurodollar rate, the applicable rate to be determined by CPIH (increasing by 2% over the then applicable rate in specified default situations). CPIH also paid a 2% upfront fee of $0.2 million, and will pay (i) a commitment fee equal to 0.5% per annum of the average daily calculation of available credit, and (ii) an annual agency fee of $30,000. As of June 30, 2004, CPIH had not sought to make draws on this facility.

The CPIH Revolving Credit Facility is non-recourse to Covanta and its other domestic subsidiaries.

Certain Domestic Borrowers are guarantors of performance obligations of some international projects or are the reimbursement parties with respect to letters of credit issued to secure obligations relating to some international projects. Domestic Borrowers are entitled to reimbursements of operating expenses incurred by the Domestic Borrowers on behalf of the CPIH Borrowers and payments, if any, made with respect to the above mentioned guarantees and reimbursement obligations. Any such obligation to reimburse the Domestic Borrowers, should it arise, would be senior to the repayment of principal on the CPIH Term Loan described in Note 6 below.

6. Other Long-Term Debt

Long-term debt (in thousands of dollars) consisted of the following:

	Successor	Predecessor
	June 30, 2004	December 31, 2003
High Yield Notes	$206,036	$—
Unsecured Notes (estimated)	28,000	—
CPIH term loan facility	86,451	—
9.25% debentures due 2022	—	100,000
Other long-term debt	66	11,448

Total	320,553	111,448
Less amounts subject to compromise	—	(110,485)
Less current portion of long term debt	(22)	(21)

Total	$320,531	$942

Covanta also issued the High Yield Notes and issued or will issue the Unsecured Notes. The High Yield Notes and the Unsecured Notes are non-recourse to CPIH and its subsidiaries.

•	The High Yield Notes are secured by a third priority lien in the same collateral securing the First Lien Facility and the Second Lien Facility. The High Yield Notes were issued in the initial principal amount of $205 million, which will accrete to $230 million at maturity in seven years. Interest is payable at a rate of 8.25% per annum, semi-annually on the basis of the principal at final maturity; no principal is due prior to maturity of the High Yield Notes.

•	Unsecured Notes in a principal amount of $4 million were issued on the effective date of the Reorganization Plan, and the Company had as of June 30, 2004 issued Unsecured Notes in the aggregate amount of approximately $12.3 million. The Company expects to issue additional Unsecured Notes in a principal amount of approximately $16 million. Additional Unsecured Notes also may be issued to holders of allowed claims against the Remaining Debtors if and when they emerge from bankruptcy, and if the issuance of such notes is contemplated by the terms of any plan of reorganization confirmed with respect to such Remaining Debtors. The final principal amount of all Unsecured Notes will be equal to the amount of allowed unsecured claims against the Company’s operating subsidiaries which were reorganizing Debtors, and such amount will be determined when such claims are resolved through settlement or further proceedings in the Bankruptcy Court. The principal amount of Unsecured Notes indicated in the table above represents the expected liability upon completion of the claims process, excluding any additional Unsecured Notes that may be issued if and when Remaining Debtors reorganize and emerge from bankruptcy. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004. Interest is payable semi-annually on the Unsecured Notes at a rate of 7.5% per annum; principal is paid annually in equal installments beginning in March, 2006. The Unsecured Notes mature in eight years.

Also, the CPIH Borrowers entered into the CPIH Term Loan Facility in the principal amount of up to $95 million, of which approximately $87 million was outstanding as of June 30, 2004. The CPIH Term Loan Facility is secured by a second priority lien on the same collateral as the CPIH Revolving Credit Facility, and bears interest at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable by adding it to the outstanding principal balance. The interest rate increases to 12.5% per annum in specified default situations. The CPIH Term Loan Facility matures in three years. The CPIH Term Loan Facility is non-recourse to Covanta and its other domestic subsidiaries.

Covanta may issue tax notes in an aggregate principal amount equal to the aggregate amount of allowed priority tax claims with a maturity six years after the date of assessment. Interest will be payable semi-annually at the rate of 4% per annum. Under the Reorganization Plan, the Company may pay some of these claims in cash. The Company does not expect the amount of such allowed priority tax claims to negatively affect its ability to implement its business plan.

The maturities on long-term debt including capital lease obligations, (in thousands of dollars) at June 30, 2004 were as follows:

2004	$22
2005	19
2006	3,926
2007	86,451
Later years	230,135

Total	320,553
Less current portion	(22)

Total long-term debt	$320,531

7. Project Debt

Project debt (in thousands of dollars) consisted of the following:

	Successor
	June 30,	Predecessor
	2004	December 31, 2003
Revenue Bonds Issued by and Prime Responsibility of Municipalities:
3.625-6.75% serial revenue bonds due 2005 through 2011	$304,600	$287,320
5.0-7.0% term revenue bonds due 2005 through 2015	163,362	221,644
Adjustable-rate revenue bonds due 2006 through 2013	121,065	126,665
Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties:
5.25-8.9% serial revenue bonds due 2005 through 2008	23,734	47,260
Other Revenue Bonds:
4.7-5.5% serial revenue bonds due 2005 through 2015	72,474	71,820
5.5-6.7% term revenue bonds due 2014 through 2019	69,480	68,020
International project debt	84,033	111,664

Total long-term project debt	$838,748	$934,393

The amounts reflected in the table above for the various series of revenue bonds comprising project debt reflect the Company’s estimate of the fair value of such project debt under fresh start accounting.

Project debt associated with the financing of waste-to-energy facilities is generally arranged by municipalities through the issuance of tax-exempt and taxable revenue bonds. The category, “Revenue Bonds Issued by and Prime Responsibility of Municipalities,” includes bonds issued with respect to projects owned by the Company for which debt service is an explicit component of the client community’s obligation under the related service agreement. In the event that a client community is unable to satisfy its payment obligations, the bondholders’ recourse with respect to the Company is limited to the waste-to-energy facilities and restricted funds of the project pledged to secure such obligations.

The category “Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties” includes municipal bonds issued to finance one municipally sponsored facility for which contractual obligations of third parties to deliver waste provide sufficient revenues to pay debt service, although such debt service is not an explicit component of the third parties’ service fee obligations.

The category “Other Revenue Bonds” includes bonds issued to finance one facility for which current contractual obligations of third parties to deliver waste provide sufficient revenues to pay debt service related to that facility through 2011, although such debt service is not an explicit component of the third parties’ service fee obligations. The Company anticipates renewing such contracts prior to 2011.

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

The maturities on long-term project debt (in thousands of dollars) at June 30, 2004 were as follows:

2004	$70,593
2005	94,755
2006	99,860
2007	97,882
2008	97,195
Later years	485,092

Total	$945,377
Less current portion	(106,629)

Total long-term project debt	$838,748

8. Income taxes

Predecessor Company

The provision for income taxes of $215.4 million for the period January 1, 2004 through March 10, 2004 consists of an income tax provision of $229.3 million related to the increase in carrying value of certain assets to fair value recorded in connection with the Company’s adoption of fresh start accounting, and the gain on cancellation of pre-petition debt.

The effective tax rate for the period January 1, 2004 through March 10, 2004 differs from the federal statutory rate as the Company has established a valuation allowance against certain foreign net operating loss carry-forwards and certain other fresh start adjustments to reduce them to the amounts that will more likely than not be realized.

Successor Company

Included in the net deferred tax liability of the Successor Company is a deferred tax asset of $107.2 million related to Danielson NOLs that will be available to offset Covanta’s taxable income.

Danielson reported in its Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC, that it expected to have NOLs estimated to be approximately $652 million for federal income tax purposes as of the end of 2003. Under a Tax Sharing Agreement between Covanta and Danielson, up to $572 million of Danielson’s NOLs will be made available to offset the income tax liability of Covanta and its domestic subsidiaries (other than CPIH and its domestic subsidiaries, which are not consolidated for tax purposes). The NOLs will expire in various amounts beginning on December 31, 2004 through December 31, 2023, if not used. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of Danielson’s tax consolidated group. The Internal Revenue Service (“IRS”) has not audited any of Danielson’s tax returns with respect to years in which the losses giving rise to the NOLs were reported.

If Danielson were to undergo an “ownership change” as such term is used in Section 382 of the Internal Revenue Code, the use of its NOLs would be limited. Danielson will be treated as having had an “ownership change” if there is a more than 50% increase in stock ownership during a 3-year “testing period” by “5% stockholders”. Danielson’s Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve Danielson’s NOLs by avoiding an ownership change. The transfer restrictions were implemented in 1990, and Danielson expects that they will remain in-force as long as Danielson has NOLs. Danielson cannot be certain, however, that these restrictions will prevent an ownership change.

Bankruptcy Effect

In connection with the Debtors’ emergence from bankruptcy, the Company realized a gain on the extinguishment of debt of $510.7 million. This gain will not be taxable since the gain resulted from the Company’s reorganization under the Bankruptcy Code. However, for U.S. income tax reporting purposes, as of the beginning of its short taxable period ending December 31, 2004, the Company will be required to reduce certain tax attributes, including (a) net operating loss carry-forwards and (b) certain tax credit carry-forwards, equal to the gain on the extinguishment of debt. The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Code, and the use of any of the Company’s net operating loss carry-forwards and tax credit carry-forwards generated prior to the ownership change that are not reduced pursuant to these provisions will be subject to an overall annual limitation. However it has been accounted for assuming that the Company’s available net operating loss carry forwards and tax credit carry forwards will be reduced to $0 as a result of the extinguishment of debt.

9. Pension and Post Retirement Benefits

Net periodic defined benefit pension and post-retirement expense were as follows (in thousands of dollars):

		Pension Benefits			Other Post Retirement Benefits
	For the period	For the period	For the	For the period	For the period	For the
	March 11, 2004	January 1, 2004	three months	March 11, 2004	January 1, 2004	three months
	through	through	ended	through	through	ended
	June 30, 2004	March 10, 2004	June 30, 2004	June 30, 2004	March 10, 2004	June 30, 2004
Service cost	$2,561	$1,431	$2,077	$—	$—	$—
Interest cost	1,061	650	861	208	257	169
Expected Return on Assets	(725)	(450)	(588)	—	—	—
Amortization	—					—
Prior Service cost	—	(35)			—	—
(Gain)/Loss	—	127	—	—	128	—

Net periodic benefit cost	$2,897	$1,723	$2,350	$208	$385	$169

The Company has recorded a pension plan liability equal to the amount that the present value of projected benefit obligations (using a discount rate of 5.75%) exceeded the fair value of pension plan assets at March 10, 2004 in accordance with the provisions of Statement of Financial Accounting Standards No. 141 “Business Combinations”. The Company made contributions of $6.1 million to the plan in the six months ended June 30, 2004.

In accordance with SFAS No. 141, on March 10, 2004 the company recorded a liability for the total projected benefit obligation in excess of plan assets for the pension plans and a liability for the total accumulated postretirement benefit obligation in excess of the fair value of plan assets for other benefit plans.

10. Business Segments

The Company’s reportable segments are: Domestic and International. The segment information for the prior year has been restated to conform with the current segments.

Covanta’s two segments develop, operate and in some cases own, energy generating facilities. The Company also operates certain water and wastewater facilities which serve communities.

Revenues and income from continuing operations by segment for the periods from March 11, 2004 through June 30, 2004, January 1, 2004 through March 10, 2004 and the six months ended June 30, 2003 and for the three months ended June 30, 2004 and June 30, 2003 (in thousands of dollars) were as follows:

	For the period	For the period
	March 11, 2004	January 1, 2004	Six months ended
	through June 30,	through March 10,	June 30,	Three months ended	Three months ended
	2004	2004	2003	June 30, 2004	June 30, 2003
Revenues:
Domestic	$175,944	$107,696	$319,414	$146,146	$166,687
International	43,031	35,536	88,593	33,853	44,909

Total revenue	218,975	143,232	408,007	179,999	211,596

Income from operations:
Domestic	27,945	7,132	38,736	26,163	27,739
International	7,573	3,130	8,970	4,881	2,842

Operating income	35,518	10,262	47,706	31,044	30,581
Equity Income of unconsolidated investments	5,405	4,943	11,931	5,252	7,303
Interest expense — net	(12,612)	(5,207)	(18,956)	(10,001)	(9,180)
Reorganization items	—	(58,282)	(22,618)	—	(10,424)
Gain on cancellation of pre-petition debt	—	510,680	—	—	—
Fresh start adjustments	—	(214,927)	—	—	—

Income from continuing operations before income taxes, minority interests, discontinued operations and the cumulative effect of change in accounting principle	$28,311	$247,469	$18,063	$26,295	$18,280

11. Investments In and Advances to Investees and Joint Ventures

The following disclosure of unaudited results of operations and financial position are presented as required by the SEC’s rules pursuant to Regulation S-X Rule 4-08(g) and 3-09 (in thousands of dollars):

		Haripur Barge
	Quezon Power	Plant
	(The Philippines)	(Bangladesh)
Condensed Statements of Operations for the six months ended June 30, 2004:
Revenues	$102,241	$17,813
Operating income	46,983	9,771
Net income	28,039	4,297
Company’s share of net income	7,325	1,938
Condensed Statements of Operations for the six months ended June 30, 2003:
Revenues	$98,711	$16,653
Operating income	50,835	9,704
Net income	30,818	3,651
Company’s share of net income	8,051	1,647
Condensed Statements of Operations For the three months ended June 30, 2004:
Revenues	$48,489	$9,451
Operating income	21,032	6,822
Net income	11,735	2,183
Company’s share of net income	3,066	985

		Haripur Barge
	Quezon Power	Plant
	(The Philippines)	(Bangladesh)
Condensed Statements of Operations For the three months ended June 30, 2003:
Revenues	$53,054	$8,644
Operating income	28,750	4,736
Net income	18,646	1,863
Company’s share of net income	4,871	840
Condensed Balance Sheets at June 30, 2004:
Current assets	$118,207	$32,544
Non-current assets	732,247	92,905
Total assets	850,454	125,449
Current liabilities	37,804	17,713
Non-current liabilities	496,865	60,200
Total liabilities	534,669	77,913
Condensed Balance Sheets at December 31, 2003:
Current assets	$143,725	$29,974
Non-current assets	741,169	95,429
Total assets	884,894	125,403
Current liabilities	56,912	18,185
Non-current liabilities	496,700	63,900
Total liabilities	553,612	82,085

The Company’s share of each of the net assets shown above is less than 5% of the Company’s consolidated assets.

Investments in Remaining Debtors

The following table summarizes the results of operations for the Remaining Debtors for the period March 11, 2004 through June 30, 2004,and for the three months ended June 30, 2004. Due to uncertainty regarding the realizability of earnings of the Remaining Debtors, the Company has reserved for the earnings set forth below. (in thousands of dollars).

	For the period	For the
	March 11, 2004	three
	through	months ended
	June 30, 2004	June 30, 2004
Condensed Statements of Operations
Revenues	$11,403	$8,964
Operating income	1,035	1,276
Net income	1,035	1,276

12. Earnings (Loss) Per Share

As of March 10, 2004, all of the outstanding shares of Covanta stock were cancelled as part of the Plan of Reorganization. The following table reflects earnings (loss) per share prior to such cancellation. On March 10, 2004 Covanta issued 200 shares of common stock to Danielson and became a wholly owned subsidiary of Danielson. Accordingly, earnings per share information for periods subsequent to that date are not presented.

	For the period January 1, 2004		For the six months				For the three months
	Through		ended				ended
	March 10, 2004		June 30, 2003				June 30, 2003
	Income (Loss)	Shares	Per share	Income (Loss)	Shares	Per share	Income (Loss)	Shares	Per share
(In thousands of dollars except for per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic Earnings (Loss)
Per Share:
Earnings to common stockholders	$29,563	49,821	$0.59	$3,806	49,816	$.08	$6,588	49,818	$.13

Earnings from discontinued operations	$—	49,821	$—	$6,692	49,816	$.13	$4,902	49,818	$.10

Cumulative effect of change in accounting principles	$—	49,821	$—	$(8,538)	49,816	$(.17)	$—	$—	$—

Net income	$29,563	49,821	$0.59	$1,960	49,816	$.04	$11,490	49,818	$.23

	For the period January 1, 2004		For the six months				For the three months
	Through		ended				ended
	March 10, 2004		June 30, 2003				June 30, 2003
	Income (Loss)	Shares	Per share	Income (Loss)	Shares	Per share	Income (Loss)	Shares	Per share
(In thousands of dollars except for per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Effect of Dilutive Securities:
Stock options		(A )			(A )			(A )
Restricted stock		3			3			6
Convertible preferred stock		198			99			198

Diluted Loss
Per Share:
Earnings to common stockholders	$29,563	50,022	$0.59	$3,806	49,918	$.08	$6,588	50,022	$.13

Earnings from discontinued operations	$—	50,022	$—	$6,692	49,918	$.13	$4,902	50,022	$ . 10

Cumulative effect of change in accounting principles	$—	50,022	$—	$(8,538)	49,918	$(.17)	$—	—	$—

Net income	$29,563	50,022	$0.59	$1,960	49,918	$.04	$11,490	50,022	$.23

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

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options were 3,310,002, 3,177,000 and 3,043,000 for the periods ended March 10, 2004 and for the six and three months ended June 30, 2003, respectively.

Shares of common stock to be issued, assuming conversion of convertible preferred stock, the 6% convertible debentures, the 5 3/4% convertible debentures, stock options and unvested restricted stock issued to employees and directors were not included in computation of diluted earnings per share as to do so would have been antidilutive.

The common stock so excluded from the calculation was zero for the periods January 1, 2004 through March 10, 2004 and the six and three months ended June 30, 2003 for stock options, 198,000, 99,000 and 198,000 for the period January 1, 2004 through March 10, 2004 and the six and three months ended June 30, 2003, respectively, for convertible preferred stock; and 3,000, 3,000 and 6,000 for the period January 1, 2004 through March 10, 2004 and the six and three months ended June 30, 2003, respectively, for unvested restricted stock issued to employees.

13. Special Charges

As a result of the decisions discussed below, the Company has incurred various expenses, described as special charges, which have been recognized in its continuing and discontinued operations. The following is a summary of the principal special charges (both cash and non-cash charges) recognized in the stub period ended March 10, 2004 and the periods ended June 30, 2004 and 2003 (in thousands of dollars):

		Charged	Amounts
	Balance at	(Credited	Paid Subsequent	Transferred to	Balance at
	March 10,	to)	to March 10,	Liabilities subject	June 30,
	2004	Operations	2004	to compromise	2004
March 10, 2004 - June 30, 2004
Severance for approximately 216 New York city employees	$988	$—	$(254)	$—	$734
Severance for approximately 60 Employees terminated post petition	34	—	(24)	—	10
Key employee retention plan	985	—	(985)	—	—

Total	$2,007	$—	$(1,263)	$—	$744

		Charged		Amounts
	Balance at	(Credited		Paid January 1,	Transferred to	Balance at
	December 31,	to)		2004 to	Liabilities subject	March 10,
	2003	Operations		March 10, 2004	to compromise	2004
December 31, 2003 - March 10, 2004
Severance for approximately 216 New York city employees	$1,470	$(312	)(A)	$(170)	$—	$988
Severance for approximately 60 Employees terminated post petition	277	(239	)(A)	(4)	—	34
Key employee retention plan	1,425	(440	)(A)	—	—	985
Office closure costs	518	—		(48)	(470)	—

Total	$3,690	$(991)		$(222)	$(470)	$2,007

		Charged
	Balance at	(Credited	Amounts	Transferred to	Balance at
	December 31,	to)	Paid In	Liabilities subject	June 30,
	2002	Operations	2003	to compromise	2003
2003
Severance for approximately 216 New York city employees	$1,600	$—	$(325)	$—	$1,275
Severance for approximately 80 energy employees	2,500	—	(113)	(2,387)	—
Severance for approximately 60 Employees terminated post petition	4,350	—	(1,443)	—	2,907
Key employee retention plan	700	1,200	—	—	1,900
Office closure costs	1,200	—	—	—	1,200

Total	$10,350	$1,200	$(1,881)	$(2,387)	$7,282

(A) Reflects adjustments to reconcile to Bankruptcy Court amount at March 10, 2004.

14. Commitments and Contingent Liabilities

Covanta and certain of its subsidiaries have issued or are party to surety bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy facilities. The surety bonds relate to performance under its waste water treatment operating contracts ($8.5 million), possible closure costs for various energy projects when such projects cease operating ($10.8 million), and to energy businesses that have been sold and for which related surety bonds ($1.2 million) are expected to be cancelled in 2004.

CPIH is obligated to pay to certain unsecured creditors under the Reorganization Plan an amount equal to 5% of the first $80 million in asset sales proceeds, if it were to effect asset sales. While CPIH is exploring the possibility of selling assets, to date it has not sold any assets which would require such payments to be made. No liability has been recorded in connection with this commitment. In addition, CPIH has entered into agreements with several members of its management pursuant to which such individuals would be entitled to bonus payments based on the amount of principal on corporate debt CPIH is able to pay from asset sale proceeds, operational cash flow, or other sources. These bonuses are earned and accrued as the CPIH debt is paid down.

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

In 1985, Covanta sold its interests in several manufacturing subsidiaries, some of which allegedly used asbestos in their manufacturing processes, and one of which was Avondale Shipyards, now a subsidiary of Northrop Grumman Corporation. Some of these former subsidiaries have been and continue to be parties to asbestos-related litigation. In 2001, Covanta was named a party, with 45 other defendants, to one such case. Before the First Petition Date, Covanta had filed for its dismissal from the case. Also, eleven proofs of claim seeking unliquidated amounts have been filed against Covanta in the Chapter 11 Cases based on what appears to be purported asbestos-related injuries that may relate to the operations of former Covanta subsidiaries. Covanta believes that these claims lack merit and filed objections to them. On July 29, 2004, pursuant to a stipulation filed with the Bankruptcy Court, the holders of such filed claims agreed to withdraw their claims. It is possible that such holders may seek in the future to re-file their claims in the Bankruptcy Court, and in such circumstance Covanta plans to object vigorously to such claims if necessary to resolve them.

Environmental Matters

The Company’s operations are subject to environmental regulatory laws and environmental remediation laws. Although the Company’s operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, the Company believes that it is in substantial compliance with existing environmental laws and regulations.

The Company may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances, the Company may be exposed to joint and several liabilities for remedial action or damages. The Company’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations. Generally such claims arising prior to the First Petition Date were resolved in and discharged by the Chapter 11 Cases.

On September 15, 2003, the Environmental Protection Agency (the “EPA”) issued a “General Notice Letter” identifying Covanta as among 41 potentially responsible parties (“PRPs”) with respect to the Diamond Alkali Superfund Site/“Lower Passaic River Project.” The EPA alleges that the PRPs are liable for releases or potential releases of hazardous substances to a 17 mile segment of the Passaic River, located in northern New Jersey, and requests the PRPs’ participation as “cooperating parties” with respect to the funding of a five to seven year study to determine an environmental remedial and restoration program. The Company has informed the EPA that it was a Debtor, the EPA did not file a proof of claim, and the Company believes that its liability, if any, was discharged under the Reorganization Plan. On March 5, 2004, one PRP did file a motion in the Bankruptcy Court for leave to file a late proof of claim, but subsequently withdrew that motion. No other proofs of claim have been filed relating to this matter. The allegations as to Covanta relate to discontinued, non-energy operations.

The potential costs related to the following matters and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of the Company’s responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, the Company believes that the following proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

1.	In June, 2001, the EPA named the Company’s wholly-owned subsidiary, Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 PRPs at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire, a former waste oil recycling facility. The total quantity of waste oil alleged by EPA to have been disposed of by PRPs at the Beede site is approximately 14.3 million gallons, of which Covanta Haverhill’s contribution is alleged to be approximately 44,000 gallons. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. According to the EPA, the costs of response actions incurred as of January 2004 by the EPA and the State of New Hampshire Department of Environmental Services (“DES”) total approximately $19 million, and the estimated cost to implement the remedial alternative selected in the Record of Decision is an additional $48 million. Covanta Haverhill, Inc. is participating in discussions with other PRPs concerning EPA’s selected remedy for the site, in anticipation of eventual settlement negotiations with EPA and DES. Covanta Haverhill, Inc.’s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. The Company believes that based on the amount of waste oil materials Covanta Haverhill, Inc. is alleged to have sent to the site, its liability will not be material.

2.	In May, 2000 the California Regional Water Quality Control Board, Central Valley Region, issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station (“Chinese Station”), a general partnership in which one of Covanta’s subsidiaries owns 50% and which owns and operates an independent power project in Jamestown, California which uses waste wood as a fuel. The order is in connection with use as structural fill by the partnership’s neighboring property owner of certain ash generated by Chinese Station’s plant. Chinese Station completed the required removal action in 2001 and groundwater sampling was completed in 2003. In June, 2004, this matter was resolved by entry of a stipulation and order in the Superior Court of California, County of Tuolumne. The civil penalty paid by Chinese Station was not material to the partnership or the Covanta Subsidiary in the partnership.

Other Matters

1.	In late 2000, Lake County, Florida commenced a lawsuit in Florida state court against Covanta Lake, Inc. (now merged with Covanta Lake II, Inc., (“Covanta Lake”) which also refers to its merged successor, as defined below) relating to the waste-to-energy facility operated by Covanta in Lake County, Florida (the “Lake Facility”). In the lawsuit, Lake County sought to have its service agreement with Covanta Lake declared void and in violation of the Florida Constitution. That lawsuit was stayed by the commencement of the Chapter 11 Cases. Lake County subsequently filed a proof of claim seeking in excess of $70 million from Covanta Lake and Covanta.

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

Contemporaneously with the filing of the assumption motion, Covanta Lake filed an adversary complaint asserting that Lake County is in arrears to Covanta Lake in the amount of more than $8.5 million. Shortly before trial commenced in these matters, the Company and Lake County reached a tentative settlement calling for a new agreement specifying the parties’ obligations and restructuring of the project. That tentative settlement and the proposed restructuring will involve, among other things, termination of the existing service agreement and the execution of a new waste disposal agreement which shall provide for a put-or-pay obligation on Lake County’s part to deliver 163,000 tons per year of acceptable waste to the Lake Facility and a different fee structure; a replacement guarantee from Covanta in a reduced amount; the payment by Lake County of all amounts due as “pass through” costs with respect to Covanta Lake’s payment of property taxes; the payment by Lake County of a specified amount in each of 2004, 2005 and 2006 in reimbursement of certain capital costs; the settlement of all pending litigation; and a refinancing of the existing bonds.

The Lake settlement is contingent upon, among other things, receipt of all necessary approvals, as well as a favorable outcome to the Company’s pending objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing service agreement that would be terminated under the proposed settlement. On November 3-5, 2003, the Bankruptcy Court conducted a trial on Mr. Gregg’s proofs of claim. At issue in the trial was whether Mr. Gregg is entitled to damages as a result of Covanta Lake’s proposed termination of the existing service agreement and entry into a waste disposal agreement with Lake County. As of August 1, 2004, the Bankruptcy Court had not ruled on the Company’s claims objections. Based on the foregoing, the Company determined not to propose a plan of reorganization or plan of liquidation for Covanta Lake, and instead that Covanta Lake should remain a debtor-in-possession after the effective date of the Reorganization Plan.

To emerge from bankruptcy without uncertainty concerning potential claims against Covanta related to the Lake Facility, Covanta has rejected its guarantees of Covanta’s obligations relating to the operation and maintenance of the Lake Facility. The Company anticipates that if a restructuring is consummated, Covanta may at that time issue new parent guarantees in connection with that restructuring and emergence from bankruptcy. Also as part of the Company’s emergence from bankruptcy, the Company and Covanta Lake entered into several agreements approved by the Bankruptcy court that permit Covanta Lake to reimburse the Company for employees and employee-related expenses, provide for payment of a monthly allocated overhead expense reimbursement in a fixed amount, and permit the Company to advance up to $1.0 million in super-priority debtor-in-possession loans to Covanta Lake in order to meet any liquidity needs. As of June 30, 2004, Covanta Lake had borrowed $0.3 million from the Company under this debtor-in possession loan facility.

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

2.	During 2003 Covanta Tampa Construction, Inc. (“CTC”) completed construction of a 25 million gallon per day desalination-to-drinking water facility under a contract with Tampa Bay Water (“TBW”) near Tampa, Florida. Covanta Energy Group, Inc., guaranteed CTC’s performance under its construction contract with TBW. A separate subsidiary, Covanta Tampa Bay, Inc entered into a contract with TBW to operate the Tampa Water Facility after construction and testing is completed by CTC.

As construction of the Tampa Water Facility neared completion, the parties had material disputes between them, primarily relating to (i) whether CTC has satisfied acceptance criteria for the Tampa Water Facility; (ii) whether TBW has obtained certain permits necessary for CTC to complete start-up and testing, and for Covanta Tampa Bay (“CTB”) to subsequently operate the Tampa Water Facility; (iii) whether influent water provided by TBW for the Tampa Water Facility was of sufficient quality to permit CTC to complete start-up and testing, or to permit CTB to operate the Tampa Water Facility as contemplated; and (iv) if and to the extent that the Tampa Water Facility cannot be optimally operated, whether such shortcomings constitute defaults under CTC’s agreements with TBW.

In October 2003, TBW issued a default notice to CTC, indicated that it intended to commence arbitration proceedings against CTC, and further indicated that it intended to terminate CTC’s construction agreement. As a result, on October 29, 2003, CTC filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in order to, among other things, prevent attempts by TBW to terminate the construction agreement between CTC and TBW. On November 14, 2003, TBW commenced an adversary proceeding against CTC and filed a motion seeking a temporary restraining order and preliminary injunction directing that possession of the Tampa Water Facility be turned over to TBW. On November 25, 2003, the Bankruptcy Court denied the motion for a temporary restraining order and preliminary injunction and ordered, among other things, that the parties attempt to resolve their disputes in a non-binding mediation.

In February 2004 the Company and TBW reached a tentative compromise of their disputes which has been approved by the Bankruptcy Court, subject to definitive documentation, and confirmation of an acceptable plan of reorganization for CTC and CTB, which were not included in the Reorganization Plan. Under that compromise, all contractual relationships between the Company and TBW were terminated, CTC agreed to operate the facility in “hot stand-by” for a limited period of time, and the responsibility for optimization and operation of the Tampa Water Facility will be transitioned to a new, non-affiliated operator. In addition, TBW will pay $4.95 million to or for the benefit of CTC, of which up to $550,000 is earmarked for the payment of claims under the subcontracts previously assigned by the Company to TBW. As a result of the foregoing, the Company determined not to include CTC and CTB in the Reorganization Plan or Liquidation Plan. Instead the Company determined that CTC and CTB should remain debtor-in-possession after the effective date of the Reorganization Plan, and that separate plans of reorganization subsequently would be proposed for CTC and CTB. Also as part of the Company’s emergence from bankruptcy, the Company, CTC and CTB enter into several agreements approved by the Bankruptcy Court that permitted CTC and CTB to reimburse the employees and employee-related expenses, provided for payment of a monthly allocated overhead expense reimbursement in a fixed amount, and permitted the Company to advance up to $1.0 million in super-priority debtor-in-possession loans to CTC and CTB in order to meet any liquidity needs.

On July 14, 2004, the Bankruptcy Court confirmed a plan of reorganization for CTC and CTB, which incorporated the terms of the settlement between the Company and TBW. That plan became effective on August 6, 2004. After payment of certain creditor claims under the CTC and CTB plan, the Company realized approximately $4 million of the proceeds from the settlement with TBW.

15. Related Parties

1.	As part of the investment and purchase agreement with Covanta, Danielson was obligated to arrange the Second Lien Facility. Covanta paid a fee shared by the Bridge Lenders, among others, to the agent bank for the Second Lien Facility. In order to finance its acquisition of Covanta and to arrange the Second Lien Facility, Danielson entered into a note purchase agreement with SZ Investments, L.L.C., a Danielson stockholder (“SZ Investments”), Third Avenue Trust, on behalf of Third Avenue Value Fund Series, a Danielson stockholder (“Third Avenue”), and D.E. Shaw Laminar Portfolios, L.L.C., a creditor of Covanta and a Danielson stockholder (“Laminar”). In addition, in connection with such note purchase agreement, Laminar arranged for a $10.0 million revolving loan facility for CPIH, secured by CPIH’s assets. Subsequent to the signing of the investment and purchase agreement, each of Third Avenue, Laminar and SZ Investments assigned approximately 30% of their participation in the second lien letter of credit facility to Goldman Sachs Credit Partners, L.P. and Laminar assigned the remainder of its participation in the second lien letter of credit facility to TRS Elara, LLC.

2.	Danielson and Covanta have entered into a corporate services agreement, pursuant to which Danielson provides to Covanta, at Covanta’s expense, certain administrative and professional services and Covanta pays most of Danielson’s expenses. In addition, Danielson and Covanta have entered into an agreement pursuant to which Covanta provides, at Danielson’s expense, payroll and benefit services for Danielson employees. The amounts accrued but not paid totaled $0.8 million for the period March 11, 2004 through June 30, 2004.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

     Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta and its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and in other securities filings by the Company.

     Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ADDITIONAL INFORMATION

The following discussion addresses the financial condition of the Company as of June 30, 2004, and its results of operations for the quarter ended June 30, 2004, compared with the same period last year. It should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto for the periods ended June 30, 2004 and 2003 also contained in this report. It should also be read in conjunction with Company’s Audited Consolidated Financial Statements and Notes thereto for the period ended December 31, 2003 and Management’s Discussion and Analysis included in the Company’s 2003 Annual Report on Form 10-K and in its Quarterly Report on Form 10-Q for the period ended on March 31, 2004, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the Company’s business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. As described in Note 4 to its consolidated financial statements, the Company anticipates additional valuation adjustments to assets and liabilities during the year following its emergence from bankruptcy and acquisition by Danielson.

As used in this Item 2, the term “Covanta” refers to Covanta Energy Corporation; “Company” refers to Covanta and its consolidated subsidiaries; “Domestic Covanta” refers to Covanta and its subsidiaries, other than CPIH, engaged in the waste-to- energy, water and independent power businesses in the United States; and “CPIH” refers to Covanta’s subsidiary, Covanta Power International Holdings, Inc and its subsidiaries engaged in the independent power business outside the United States.

On March 10, 2004, Covanta and most of its subsidiaries engaged in waste-to-energy, water and independent power in the United States consummated their Reorganization Plan and emerged from their reorganization proceedings under Chapter 11 of the Bankruptcy Code. As a result of the consummation of the Reorganization Plan, Covanta became a wholly-owned subsidiary of Danielson. The subsidiaries of Covanta that own and operate the Warren County, New Jersey, and Lake County, Florida, waste to energy facilities and which were engaged in the Tampa Bay desalination facility (together the “Remaining Debtors”) remained in Chapter 11 proceeding. Consequently, Covanta no longer includes these entities as consolidated subsidiaries in its financial statements. Covanta’s investment in these entities is recorded using the equity method as of March 10, 2004. The results of operations and financial condition of Domestic Covanta and CPIH are consolidated for financial reporting purposes.

EXECUTIVE SUMMARY

The Company’s Business Segments.
The Company has two business segments: (a) Domestic, the businesses of which are owned and/or operated through Domestic Covanta; and (b) International, the businesses of which are owned and/or operated through CPIH. As described below under “Capital Resources and Commitments” and “Liquidity”, Domestic Covanta and CPIH have separate corporate debt.

In its Domestic segment, the Company designs, constructs, and operates key infrastructure for municipalities and others in waste- to-energy, independent power production and water. Domestic Covanta’s principal business, from which the Company earns most of its revenue, is the operation of waste-to-energy facilities. Waste-to-energy facilities combust municipal solid waste as a means of environmentally sound disposal, and produce energy that is sold as electricity or steam to utilities and other purchasers. Domestic Covanta generally operates waste-to-energy facilities under long term contracts with municipal clients. Some of these facilities are owned by Domestic Covanta, while others are owned by the municipal client or other third parties. For those facilities owned by it, Domestic Covanta retains the ability to operate such projects after current contracts expire. For those facilities not owned by the Domestic Covanta, municipal clients generally have the contractual right, but not the obligation, to extend the contract and continue to retain Domestic Covanta’s service after the initial expiration date. For all waste-to-energy projects, Domestic Covanta receives revenue from two primary sources: fees it charges for processing waste received; and payments for electricity and steam.

In addition to its waste-to-energy projects, Domestic Covanta operates, and in some cases has ownership interests in, other renewable energy projects which generate electricity from wood waste, landfill gas, and hydroelectric resources. The electricity from these projects is sold to utilities. For these projects, Domestic Covanta receives revenue from electricity sales, and in some projects cash from equity distributions.

Domestic Covanta also operates a limited number of water projects. These projects treat waste water prior to its discharge, under contracts with municipalities and private entities, and at one project produces potable water which is distributed by a municipal entity. For these projects, Domestic Covanta receives revenue from service fees it charges municipal entities or other customers. Subsequent to its emergence from bankruptcy, Domestic Covanta ceased, or currently expects to cease, operations at five small municipal waste water treatment facilities in New York State as a result of negotiated transfers of operations and the exercise by municipal customers of contractual rights to terminate for convenience. The termination of these operations is not expected to have a material effect on the Company. The Company does not expect to grow its water business, and may consider further divestitures.

In its International Energy segment, CPIH has ownership interests in, and/or operates, independent power production facilities in The Philippines, China, Bangladesh, India, Spain, and Costa Rica, and one waste-to-energy facility in Italy. These independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel oil. For these projects, CPIH receives revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

In 2003, the Company also had an “Other” segment which consisted of the Company’s remaining operations in the aviation and entertainment businesses which have been disposed of or which are being liquidated in bankruptcy.

Optimizing Cash.
Management’s primary objective is to provide reliable service to its clients while generating sufficient cash to meet its liquidity needs. Maintaining historic facility production and optimizing cash receipts is necessary to assure that the Company has sufficient cash to fund operations, make appropriate and permitted capital expenditures and meet scheduled debt service payments. The Company does not expect to receive any cash contributions from Danielson, and is prohibited, under its principal financing arrangements, from using its cash to issue dividends to Danielson.

The Company believes that when combined with its other sources of liquidity, Domestic Covanta’s operations should generate sufficient cash to meet operational needs, capital expenditures and debt service due prior to maturity on its corporate debt. Therefore in order to optimize cash flows, management believes it must seek to continue to operate and maintain Domestic Covanta’s facilities consistent with historical performance levels, and to avoid increases in overhead and operating expenses in view of the largely fixed nature of Domestic Covanta’s revenues. Management will also seek to maintain or enhance Domestic Covanta’s cash flow from renewals or replacement of existing contracts (which begin to expire in October, 2007), and from new contracts to expand existing facilities or operate additional facilities. Domestic Covanta’s ability to grow cash flows by investing in new projects is limited by debt covenants in its principal financing agreements, and by the scarcity of opportunities for new waste-to-energy facilities.

The Company believes that CPIH’s operations should also generate sufficient cash to meet its operational needs, capital expenditures and debt service prior to maturity on its corporate debt. However, due to risks inherent in foreign operations, CPIH’s receipt of cash distributions is less regular and predictable than that of Domestic Covanta. Management believes that it must continue to operate and maintain CPIH’s facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make cash distributions to CPIH. It will also seek to refinance its corporate indebtedness, or sell existing projects in an amount sufficient to repay such indebtedness, at or prior to its maturity in three years. In those jurisdictions where its subsidiaries’ energy purchasers, fuel suppliers or contractors may experience difficulty in meeting payment or performance obligations on a timely basis, CPIH must seek arrangements which permit the subsidiary to meet all of its obligations. CPIH’s ability to grow by investing in new projects is limited by debt covenants in its principal financing agreements.

Creditors under Domestic Covanta’s debt and credit facilities do not have recourse to CPIH, and creditors under CPIH’s debt and credit facilities do not have recourse to Domestic Covanta. Cash generated by Domestic Covanta businesses is managed and held separately from cash generated by CPIH businesses. Therefore, the assets and cash flow of each of Domestic Covanta and CPIH are not available to the other, either to repay the debt or to satisfy other obligations.

Domestic Covanta’s ability to optimize its cash flow should be enhanced under a tax sharing agreement with Danielson. This agreement provides that Danielson will file a federal tax return for its consolidated group of companies, including the subsidiaries which comprise Domestic Covanta, and that certain of Danielson’s NOLs will be available to offset the federal tax liability of Domestic Covanta. Consequently, Domestic Covanta’s federal income tax obligations will be substantially reduced. Covanta is not obligated to make any payments to Danielson with respect to the use of these NOLs. The NOLs will expire in varying amounts from December 31, 2004 through December 31, 2022, if not used. The IRS has not audited Danielson’s tax returns. See Note 9 to the Company’s consolidated financial statements for additional information regarding Danielson’s NOLs and factors which may affect their availability to offset taxable income of Domestic Covanta. If the NOLs were not available to offset the federal income tax liability of Domestic Covanta, Domestic Covanta would not have sufficient cash flow available to pay debt service on the Domestic Covanta corporate credit facilities. Because CPIH is not included as a member of Danielson’s consolidated taxpayer group, the tax sharing agreement does not benefit it.

Refinancing Corporate Debt.
Management believes that demonstrating Domestic Covanta’s ability to maintain consistent and substantial cash available for corporate debt service and letter of credit fees will enable it to refinance its corporate debt, as well as attract alternative sources of credit. Refinancing Domestic Covanta’s credit facilities may enable it to reduce the costs of its indebtedness and letters of credit, remove or relax restrictive debt covenants and provide Domestic Covanta with the additional flexibility to exploit appropriate growth opportunities in the future. The Company also believes that operating cash flows will not be sufficient to repay the High Yield Notes at maturity in 2011. Accordingly, the Company will have to derive such funds from refinancing, asset sales, or other sources. Domestic Covanta may refinance, without prepayment premium, the High Yield Notes prior to March 10, 2006. In addition, Domestic Covanta has three letter of credit facilities under which it obtained letters of credit required under agreements with customers and others. These facilities are of shorter duration than the related obligation of Domestic Covanta to provide letters of credit. Domestic Covanta will have to renew or replace these facilities in order to meet such obligations.

CPIH’s corporate debt matures in 2007. CPIH believes that its operating cash flows will not be sufficient to repay this debt at maturity. Accordingly, CPIH will have to derive such funds from refinancing, asset sales, or other sources.

Earnings.
The Company’s emergence from bankruptcy did not affect the operating performance of its facilities or their ability to generate cash. However, as a result of the application of fresh start and purchase accounting adjustments required upon the Company’s emergence from bankruptcy and acquisition by Danielson, the carrying value of the Company’s assets was adjusted to reflect their current estimated fair market value based on discounted anticipated cash flows and estimates of management in consultation with valuation experts. These adjustments will result in future changes in non-cash items such as depreciation and amortization which will not be consistent with the amounts of such items for prior periods. Such future changes for post-emergence periods may affect earnings as compared to pre-emergence periods.

In addition, the Company’s consolidated financial statements have been further adjusted to deconsolidate the Remaining Debtors from the consolidated group.

Although management has endeavored to use its best efforts to make appropriate estimates of value, the estimation process is subject to inherent limitations and is based upon the preliminary work of the Company and its valuation consultants. Moreover, under applicable accounting principles to the extent that relevant information remains to be developed and fully evaluated, such preliminary estimates may be adjusted during the year following emergence from Chapter 11 and acquisition by Danielson. The adjusted values assigned to depreciable and amortizable assets may affect the Company’s GAAP earnings. See Note 4 above for additional information on the impact of fresh start adjustments on the Company’s financial statements.

Domestic Covanta owns certain waste-to-energy facilities for which the debt service (principal and interest) on project debt is expressly included as a component of the service fee paid by the municipal client. As of June 30, 2004 the principal amount of long term project debt outstanding with respect to these projects was approximately $675 million. In accordance with GAAP, regardless of the actual amounts paid by the municipal client with respect to this component, the Company records revenues with respect thereto based on levelized principal payments during the contract term, which are then discounted to reflect when the principal payments are actually paid by the municipal client. Accordingly the amount of revenues recorded does not equal the actual payment of this component by the municipal client in any given contract year and the difference between the two methods gives rise to the unbilled service receivable recorded on the Company’s balance sheet. The interest expense component of the debt service payment is recorded based upon the actual amount of this component paid by the municipal client.

Covanta also owns two waste to energy projects for which debt service is not expressly included in the fee it is paid. Rather, Covanta receives a fee for each ton of waste processed at these projects. As of June 30, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $162 million. Accordingly, Domestic Covanta does not record revenue reflecting principal on this project debt. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest when due.

Operating Performance.

Domestic Covanta has historically performed its operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, in its contracts Domestic Covanta generally has limited its exposure for risks not within its control. For additional information about such risks, see Covanta’s 2003 Annual Report on Form 10-K, as well as the discussion below under “Capital Resources and Commitments” regarding damages that Domestic Covanta may owe for its unexcused operating performance failures. In monitoring and assessing the ongoing operating and financial performance of Domestic Covanta’s businesses, management focuses on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.

A material portion of Domestic Covanta’s service revenues and energy revenues is relatively predictable because it is derived from long term contracts where Domestic Covanta receives a fixed operating fee which escalates over time and a portion (typically 10%) of energy revenues. Domestic Covanta receives these revenues for performing to base contractual standards, including standards for waste processing and energy generation efficiency. These standards vary among contracts, and at three of its projects Domestic Covanta receives service revenue based entirely on the amount of waste processed instead of a fixed operating fee, and retains 100% of energy revenues generated. In addition, Domestic Covanta benefited during 2004 from historically favorable pricing in energy and scrap metals markets. Domestic Covanta may receive material additional service and energy revenue if its projects operate at levels exceeding these contractual standards. Its ability to meet or exceed such standards at its projects, and its general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or scrap metals, for projects where Domestic Covanta sells into those markets;

•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by a waste-to-energy facility;

•	Its ability to avoid unexpected increases in operating costs while ensuring that adequate funds are dedicated to facility maintenance so that high levels of long-term operating performance can be sustained;

•	The ability of its various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at Domestic Covanta’s facilities; and

•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.

Management believes that it must continue to operate and maintain CPIH’s facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make cash distributions to CPIH. In monitoring and assessing the ongoing performance of CPIH’s businesses, management focuses primarily on electricity sold, and boiler availability at its projects. Several of CPIH’s facilities, unlike Domestic Covanta’s, generate electricity for sale only during periods when requested by the contract counterparty to the power purchase agreement. At such facilities, CPIH receives, whether or not electricity actually delivered, payments to compensate it for providing this capacity if and when required. CPIH’s financial performance is also impacted by:

•	Changes in project efficiency due to equipment performance or auxiliary load;

•	Changes in fuel price for projects in which such costs are not completely passed through to the electricity purchaser through tariff adjustments, or delays in the effectiveness of tariff adjustments;

•	The amounts of electricity actually requested by purchasers of electricity, and whether when such requests are made, CPIH’s facilities are then available to deliver such electricity;

•	Its ability to avoid unexpected increases in operating costs while ensuring that adequate funds are dedicated to facility maintenance so that high levels of long-term operating performance can be sustained;

•	The financial condition and creditworthiness of purchasers of power and services provided by CPIH;

•	Fluctuations in the value of the domestic currency against the value of the U.S. dollar for projects in which CPIH is paid in whole or in part in the domestic currency of the host country;

•	Restrictions in repatriating dividends from the host country; and

•	Political risks associated with international projects.

OPERATING RESULTS

The discussion below provides comparative information regarding the Company’s historical consolidated results of operations. The information provided below with respect to revenue, expense and certain other items for periods during 2004 was affected materially by several factors which did not affect such items for comparable periods during 2003. These factors principally include:

•	The application of fresh start and purchase accounting adjustments following the Company’s emergence from bankruptcy, which are described above in Note 4;

•	The exclusion of revenue and expense after March 10, 2004 relating to the operations of the Remaining Debtors, which were no longer included as consolidated subsidiaries after such date;

•	The exclusion of revenue and expense after May, 2004 relating to the operations of the MCI facility, which commenced a reorganization proceeding under Philippine law on such date, and was no longer included as a consolidated subsidiary after such date;

•	The reduction of revenue and expense during 2004 from one hydroelectric facility because of the scheduled expiration of an operating agreement relating to such facility; and

•	The reduction of revenue and expense as a result of project restructurings effected during 2003 and the first quarter of 2004 as part of Covanta’s overall restructuring and emergence from bankruptcy.

The factors noted above must be taken into account in developing meaningful comparisons between the periods compared below.

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

Consolidated Results

The following table summarizes the historical consolidated results of operations of the Company for the six months ended June 30, 2004, and the six months ended June 30, 2003 (in thousands of dollars):

	For the period	For the period	Combined results
	January 1, 2004	March 11, 2004	for the six months	Six months ended
	through March 10,	through June 30,	ended June 30,	June 30,
	2004	2004	2004	2003
Service revenues	$89,858	$149,389	$239,247	$254,230
Electricity and steam sales	53,307	69,260	122,567	144,093
Construction revenues	58	288	346	9,677
Other revenues	9	38	47	7

Total revenues	143,232	218,975	362,207	408,007

Plant operating expenses	100,774	136,297	237,071	254,892
Construction costs	73	225	298	9,094
Depreciation and amortization	13,426	20,399	33,825	37,792
Net interest on project debt	13,407	12,976	26,383	40,358
Other operating costs	(209)	628	419	(577)
Net gain on sale of business	(175)	0	(175)	(417)
Selling, general, and administrative expenses	7,597	13,172	20,769	19,686
Other expenses-net	(1,923)	(240)	(2,163)	(527)

Total costs and expenses	132,970	183,457	316,427	360,301

Operating income	10,262	35,518	45,780	47,706
Equity in income of unconsolidated investments	4,943	5,405	10,348	11,931
Interest expense net	(5,207)	(12,612)	(17,819)	(18,956)
Reorganization items-expense	(58,282)	0	(58,282)	(22,618)
Gain on cancellation of pre-petition debt	510,680	0	510,680	—
Fresh start adjustments	(214,927)	0	(214,927)	—

Income from continuing operations	$247,469	$28,311	$275,780	$18,063
Income tax expense	(215,395)	(12,036)	(227,431)	(9,405)
Minority interests	(2,511)	(2,290)	(4,801)	(4,852)
Gain from discontinued operations	—	—	—	6,692
Cumulative effect of change in accounting principles	—	—	—	(8,538)

Net Income	$29,563	$13,985	$43,548	$1,960

The following general discussion should be read in conjunction with the above table, the condensed consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income of the Company is provided in the Domestic Segment and International Segment discussions below.

Consolidated revenues for the first six months of 2004 decreased $45.8 million compared to the first six months of 2003, which resulted from a reduction in energy sales in both the domestic and the international businesses. Additional reductions in revenues are attributable to decreases in service fee and construction revenues in the domestic segment. See separate segment discussion below for details relating to these variances.

Consolidated expenses before operating income for the first six months of 2004 decreased $43.9 million compared to the first six months of 2003, primarily due to lower plant operating costs and construction costs. Plant operating expenses and construction costs decreased $17.8 million and $8.8 million respectively for the first six months of 2004 compared to the first six months of 2003. See separate segment discussion below for details relating to these variances.

Depreciation and amortization for the first six months of 2004 decreased $4.0 million compared to the first six months of 2003. On March 10, 2004 property, plant, and equipment were recorded at estimated fair market values resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts.

Net interest on project debt for the first six months of 2004 decreased $14.0 million compared to the first six months of 2003. The decrease was primarily the result of a reduction in project debt due to exclusion of debt service related to the deconsolidated subsidiaries noted above, and the restructuring of debt at two domestic facilities in the last six months of 2003.

Reorganization items for the first six months of 2004 increased $35.7 million compared to the first six months of 2003. The increase was primarily the result of bankruptcy exit costs of $21.9 million, $8.9 million in legal and professional fees, and severance costs of $4.9 million.

Gain on cancellation of pre-petition debt was $510.7 million for the first six months of 2004. Gain on cancellation of pre-petition debt results from the cancellation on March 10, 2004 of the Company’s pre-petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to petition creditors.

Fresh start adjustments were $214.9 million for the first six months of 2004. Fresh start adjustments represent adjustments to the carrying amount of the Company’s assets and liabilities to fair value in accordance with the provisions of SOP 90-7. See Note 4 to the condensed consolidated financial statements.

The effective tax rate for the first six months of 2004 was 82.5% compared to 52.1% for the first six months of 2003. This increase relates to write-downs included in fresh start adjustments for which no tax benefits were recognized.

Minority interests for the first six months of 2004 were comparable to the same period in 2003.

For the first six months of 2003, gain from discontinued operations was $6.6 million due to the rejection of a waste-to-energy lease, sale of the Geothermal Business, and the final disposition of the Arrowhead Pond interests.

The cumulative effect of change in accounting principle of $8.5 million in the first six months related to the January 1, 2003 adoption of SFAS No. 143.

Domestic Segment

The following table summarizes the historical results of operations of the Domestic segment for the six months ended June 30, 2004, and for the six months ended June 30, 2003 (in Thousands of Dollars):

	For the period	For the period	Combined results
	January 1, 2004	March 11, 2004	for the six months	Six months ended
	through March 10,	through June 30,	ended June 30,	June 30,
	2004	2004	2004	2003
Service Revenues	$88,697	$147,621	$236,318	$251,098
Electric & Steam Sales	18,942	28,026	46,968	58,634
Construction revenue	58	288	346	9,677
Other Revenue	0	9	9	5

Total Revenue	$107,697	$175,944	$283,641	$319,414

Operating Income	$7,132	$27,945	$35,077	$38,736

Total revenues for the Domestic segment for the first six months of 2004 decreased $35.8 million compared to the first six months of 2003. Service revenues declined $14.8 million, which was comprised of a $9.7 million decrease resulting from contracts which were restructured at the Hennepin and Onondaga facilities (including the elimination of project debt at the Hennepin facility) during the second half of 2003 as part of Covanta’s overall restructuring. It also reflects a $8.5 million reduction of service revenues at the Lake, Warren, and Tampa projects due to deconsolidation of the Remaining Debtors after March 10, 2004. These decreases were offset by a $3.4 million increase resulting primarily from higher scrap metal prices and escalation increases under fixed service agreements, which were offset by a decrease in revenue related to project interest.

Electricity and steam sales for the first six months of 2004 decreased $11.7 million compared to the first six months of 2003. The decrease was primarily due to a $10.0 million decrease resulting from the planned expiration of a lease at one domestic hydroelectric facility, $0.5 million from the deconsolidation of the Remaining Debtors and a $3.1 million decrease due to fresh start adjustments related to the elimination of amortization on the deferred gain relating to the Haverhill power purchase agreement. The foregoing decreases were offset by revenue increases of $1.9 million primarily related to increased energy pricing at the Union and Alexandria facilities.

Construction revenue for the first six months of 2004 decreased $9.3 million compared to the first six months of 2003. The decrease was primarily due to the Company’s substantial completion of the Tampa Bay desalination facility.

Plant operating costs for the first six months of 2004 decreased $8.1 million compared to the first six months of 2003. $4.3 million of this decrease was due to the deconsolidation of the Remaining Debtors noted in the revenue discussion above, and $8.2 million of this decrease was due to the planned expiration of a lease contract at a domestic hydroelectric facility in October 2003. These reductions were offset by an increase in domestic operating expense of $4.4 million primarily attributable to typical labor cost increases and facility maintenance cost.

Construction costs for the first six months of 2004 decreased $8.8 million compared to the first six months of 2003. The decrease was primarily attributable to the Company’s substantial completion of the Tampa Bay desalination facility.

Depreciation and amortization for the first six months of 2004 decreased $1.3 million compared to the first six months of 2003. This increase was primarily due to the recording as of March 10, 2004, under fresh start and purchase accounting, of revised estimates of fair value for property, plant, and equipment, and for assets related to service and energy contracts which are amortized over the life of the contracts.

Net interests on project debt for the first six months of 2004 decreased $12.8 million compared to the first six months of 2003. The decrease was primarily the result of a reduction in project debt due to exclusion of debt service related to the deconsolidation of the Remaining Debtors noted above, the restructuring of debt at two domestic facilities in the last six months of 2003, and the reduction of project debt on the other facilities.

Other expense-net and selling general and administrative expenses decreased by a combined total of $1.1 million in the first six months of 2004 compared to the first six months of 2003 primarily due to the receipt of certain insurance proceeds.

Income from operations for the Domestic segment for the first six months of 2004 decreased by $3.7 million compared to the first six months of 2003. This decrease is comprised of net decreases due to cessation of construction activities ($0.5M), higher operating and maintenance expenses ($4.4M), the expiration of a hydroelectric lease ($1.8M), restructuring of existing projects ($9.7M), the deconsolidation of Remaining Debtors ($4.7M), and the elimination of amortization of deferred gains due to fresh start adjustments ($3.1M). The decreases were offset by net increases due to higher energy and scrap metal revenues ($5.3M), lower depreciation and amortization ($1.3M), lower interest expense on project debt ($12.8M), and the combined changes in other expenses-net, SG&A and the Company’s former businesses expenses ($1.1M).

International Segment

The following table summarizes the historical results of operations of the International segment for the six months ended June 30, 2004 and for the six months ended June 30, 2003 (in thousands):

	For the period	For the period	Combined results
	January 1, 2004	March 11, 2004	for the six months	Six months ended
	through March 10,	through June 30,	ended June 30,	June 30,
	2004	2004	2004	2003
Service Revenues	$1,161	$1,768	$2,929	$3,132
Electric & Steam Sales	34,365	41,234	75,599	85,459
Other Revenue	9	29	38	2

Total Revenue	$35,535	$43,031	$78,566	$88,593

Operating Income	$3,130	$7,573	$10,703	$8,970

Total revenues for the International segment for the first six months of 2004 compared to the first six months of 2003, decreased by $10.0 million primarily resulting from the deconsolidation of the MCI facility and a $4.7 million energy sales reduction due to lower demand in 2004 at our facilities in India.

International plant operating costs are lower by $9.7 million, of which $6.3 million is due to deconsolidation of the MCI facility and $5.4 million is due to lower demand at our facilities in India, offset by a $1.8 million increase in fuel costs at our facilities in China.

Income from operations for the International segment for the first six months of 2004 increased $1.7 Million due to a combination of lower plant operating costs in India, reductions in depreciation expense as a result of fresh start accounting adjustments, and the deconsolidation of the MCI facility, offset by an increase in fuel costs at our facilities in China and an increase in overhead costs at CPIH post emergence.

Quarter ended June 30, 2004 vs Quarter ended June 30, 2003

Consolidated Results

The following table summarizes the historical consolidated results of operations of the Company for the three months June 30, 2004 and the three months ended June 30, 2003 (in thousands of dollars):

	Three months	Three months
	ended June 30,	ended June 30,
	2004	2003
Service revenues	$123,936	$133,738
Electricity and steam sales	55,739	74,181
Construction revenues	288	3,670
Other revenues	36	7

Total revenues	179,999	211,596

Plant operating expenses	108,975	128,839
Construction costs	225	3,528
Depreciation and amortization	16,904	19,119
Debt service charges-net	10,701	20,162
Other operating costs	616	(713)
Selling, general, and administrative expenses	11,576	10,034
Other expenses-net	(42)	46

Total costs and expenses	148,955	181,015

Operating income	31,044	30,581
Equity in income of unconsolidated investments	5,252	7,303
Interest expense	(10,001)	(9,180)
Reorganization items-expense	—	(10,424)

Income (loss) from continuing operations	26,295	18,280
Income Tax Expense	(11,558)	(9,404)
Minority interests	(1,733)	(2,288)
Gain from discontinued operations	—	4,902

Net Income	$13,004	$11,490

The following general discussion should be read in conjunction with the above table, the condensed consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income of the Company is provided in the Domestic Segment and International Segment discussions below.

Revenues for the second quarter of 2004 decreased $31.6 million compared to the first quarter of 2003, which resulted primarily from reductions in energy sales in both the domestic and the international businesses. Additional reductions in revenues are attributable to decreases in service fee and construction revenues in the domestic segment. See separate segment discussion below for details relating to these variances.

Consolidated total expense before operating income is lower in the second quarter 2004 compared to the second quarter 2003 by $32.0 million, primarily due to lower plant operating costs and construction costs. Plant operating expenses and construction costs decreased $19.9 million and $3.3 million respectively for the second quarter 2004 compared to the second quarter 2003. See separate segment discussion below for details relating to these variances.

Depreciation and amortization for the second quarter of 2004 decreased $2.2 million compared to the second quarter of 2003. On March 10, 2004 property, plant, and equipment were recorded at its estimated fair market values resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts.

Net interest on present debt for the second quarter of 2004 decreased $9.5 million compared to the second quarter of 2003. The decrease was primarily the result of a reduction in project debt, the restructuring of debt at two domestic facilities in the last six months of 2003, and the deconsolidation of the Remaining Debtors.

Reorganization items for the second quarter of 2003 were $10.4 million. These items primarily consisted of $9.1 million in legal and professional fees related to the emergence from bankruptcy, and severance costs of $1.1 million. No reorganization items were recorded subsequent to the Company’s emergence from bankruptcy on March 10, 2004.

The effective tax rate for the second quarter of 2004 was 44.0% compared to 51.4% for the second quarter of 2003. This decrease is due to losses in 2003 for which no tax benefit was recognized.

Minority interests for the second quarter of 2004 were comparable to the same period in 2003.

For the second quarter of 2003 gain from discontinued operations was $4.9 million due to the rejection of a waste-to-energy lease, sale of the Geothermal Business, and the final disposition of the Arrowhead Pond interests.

Domestic Segment

The following table summarizes the historical results of operations of the Domestic segment for the three months ended June 30, 2004 and the three months ended June 30, 2003 (in thousands of dollars):

	Three months	Three months
	ended June 30,	ended June 30,
	2004	2003
Service Revenues	$122,489	$132,261
Electric & Steam Sales	23,361	30,840
Construction revenue	288	3,670
Other Revenue	8	(84)

Total revenues	$146,146	$166,687

Operating income	$26,163	$27,739

Total revenues for the Domestic segment for the second quarter of 2004 decreased $20.5 million compared to the second quarter of 2003. Service revenues for the second quarter of 2004 decreased $9.8 million compared to the second quarter of 2003. The decrease was primarily due to a $4.8 million decrease resulting from domestic contracts at projects that were restructured during 2003 and 2004 as part of Covanta’s overall restructuring (including the elimination of project debt at one facility), and a $6.8 million reduction of service revenues from the Remaining Debtors due to deconsolidation. The foregoing revenue decreases were offset by a $1.8 million increase in revenues from scrap metal sales and escalation increases in fixed fees under service agreements combined, which were offset by a decrease in revenue related to project interest.

Electricity and steam sales for the second quarter of 2004 decreased $7.5 million compared to the second quarter of 2003. The decrease was primarily due to a $5.5 million decrease resulting from the expiration of a lease at one domestic hydroelectric facility, a $3.1 million decrease due to the elimination of amortization of deferred revenue arrangement from the application of fresh start accounting requiring the fair value of the deferred gain on the Haverhill facility power purchase agreement, offset by $1.1 million from higher energy prices primarily at the Union and Alexandria facilities.

Construction revenue for the second quarter of 2004 decreased $3.4 million compared to the second quarter of 2003 resulting primarily from the completion of the desalination project in Tampa Bay.

Plant operating cost for the second quarter of 2004 decreased $8.1 million compared to the second quarter of 2003. The decrease was primarily due to the expiration of the lease at the hydroelectric facility noted above ($4.6 million), and the deconsolidation of the Remaining Debtors ($4.3 million). These reductions were offset by an increase in domestic operations expense of $0.8 million primarily attributable to expected annual labor cost increase.

Construction costs for the second quarter of 2004 decreased $3.3 million compared to the second quarter of 2003. The decrease was primarily attributable to the Company’s substantial completion of the Tampa Bay desalination facility, offset by an increase due to the release of prior year accruals relating to Clean Air Act retrofit construction projects.

Net interest on project debt for the second quarter of 2004 decreased $8.6 million compared to the second quarter of 2003. The decrease was primarily the result of a reduction in project debt due to exclusion of debt service related to the deconsolidation of the Remaining Debtors noted above, the restructuring of debt at two domestic facilities in the last six months of 2003 and the reduction or project debt on other facilities.

Other expense-net and selling, general and administrative expenses had a combined increase of $0.3 million in the second quarter of 2004 compared to the second quarter of 2003.

Income from operations for the Domestic segment for the second quarter of 2004 decreased by $1.6 million compared to the first six months of 2003. This decrease is comprised of net decreases due to cessation of construction activities ($0.1M), higher operating and maintenance expenses ($0.8M), the expiration of a hydroelectric lease ($0.9M), restructuring of existing projects ($4.8M), and the elimination of amortization of deferred gains due to fresh start adjustment ($3.1M), the deconsolidation of Remaining Debtors ($2.5M) and increases in other expenses-net and SG&A ($0.9M). The decreases were offset by net increases due to higher energy and scrap metal revenues ($2.9M), and lower interest expense on project debt ($8.6M).

International Segment

The following table summarizes the historical results of operations of the International segment for the three months ended June 30, 2004 and the three months ended June 30, 2003 (in thousands of dollars):

	Three months	Three months
	ended	ended
	June 30, 2004	June 30, 2003
Service Revenues	$1,447	$1,477
Electric & Steam Sales	32,378	43,341
Other revenue	28	91

Total revenues	$33,853	$44,909

Operating income	$4,881	$2,842

Total revenues for the International segment for the second quarter of 2004 decreased $11.1 million compared to the second quarter of 2003 primarily due to a $6.1 million decrease due to lower demand in 2004 at two facilities in India, and a $5.1 million decrease due to the deconsolidation of the MCI Facility in The Philippines.

International plant operating costs were lower by $11.8 million, of which $6.8 million was due to deconsolidation of the MCI Facility in The Philippines and $4.3 million was due to lower demand at our facilities in India.

Income from operations for the International segment for the second quarter of 2004 increased $2.0 million compared to the second quarter of 2003. The increase was due to a combination of lower plant operating costs in India, reductions in depreciation expense as a result of fresh start accounting adjustments, and the deconsolidation of the MCI Facility, offset by an increase in fuel costs at our facilities in China and an increase in overhead costs at CPIH post emergence.

CAPITAL RESOURCES AND COMMITMENTS

The following chart summarizes the various components and amounts of project and corporate debt of Domestic Covanta and CPIH as of June 30, 2004. Danielson has no obligations with respect to any of the projects or corporate debt of the Company.

Covanta Capital Structure

The following table summarizes Domestic Covanta’s and CPIH’s gross contractual obligations for corporate debt, and for project debt revalued as a result of adjustments required upon the Company’s emergence from bankruptcy (amounts expressed in thousands of dollars.)

	Payments Due by Period
		Less than one			After
	Total	year	1 to 3 years	4 to 5 years	5 years
Domestic Covanta project debt	$835,541	$80,825	$169,006	$161,313	$424,397
CPIH project debt	109,836	25,804	29,423	28,818	25,791

Total Project Debt	945,377	106,629	198,429	190,131	450,188
Domestic Covanta high yield notes	206,036	—	—	—	206,036
Domestic Covanta unsecured notes	28,000	—	7,800	7,800	12,400
CPIH term loan	86,451	—	86,451	—	—
Other long-term debt	66	22	44	—	—

Total other long-term debt	320,553	22	94,295	7,800	218,436
Total debt obligations of the company	1,265,930	106,651	292,724	197,931	668,624
Less:
Non-recourse project debt	(945,377)	(106,629)	(198,429)	(190,131)	(450,188)
Non-Recourse CPIH term debt (Note 6)	(86,451)	—	(86,451)	—	—

Domestic Covanta corporate debt	$234,102	$22	$7,844	$7,800	$218,436

Domestic Project Debt. Financing for Domestic Covanta’s waste to energy projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For most facilities owned by a Domestic Covanta subsidiary, the issuer of the bonds loans the bond proceeds to a Covanta subsidiary to pay for facility construction. The municipality then pays to the subsidiary as part of its service fee amounts necessary to pay debt service on the project bonds. For such facilities, project-related debt is included as “project debt (short-and long-term)” in the Company’s consolidated financial statements. Generally, such project debt, is secured by the revenues generated by the project and other project assets including the related facility. Such project debt of Domestic Covanta subsidiaries is described in the table above as Non-recourse Project Debt. The only potential recourse to Covanta with respect to project debt arises under the operating performance guarantees described below.

With respect to such facilities, debt service is in most instances an explicit component of the fee paid by the municipal client. Such fees are paid by the municipal client to the trustee for the applicable project debt and held by the trustee until applied as required by the project debt documentation. While these funds are held by the trustee they are reported as restricted funds held in trust on the Company’s consolidated balance sheet, but they are not generally available to the Company.

International Project Debt. Financing for projects in which CPIH has an ownership or operating interest is generally accomplished through commercial loans from local lenders or financing arranged through international banks, bonds issued to institutional investors and from multilateral lending institutions based in the United States. Such debt is generally secured by the revenues generated by the project and other project assets and is without recourse to CPIH or Domestic Covanta. Project debt relating to two CPIH projects in India, is included as “project debt (short-and long-term)” in the Company’s consolidated financial statements. In most projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants complied with.

Corporate Debt. Domestic Covanta’s and CPIH’s corporate debt obligations arise from its Chapter 11 proceeding and are outlined on the following table:

Domestic Covanta Debt

Designation	Principal Amount	Interest	Principal Payments	Security
High Yield Notes	$206 million (as of	Payable	Due on maturity on	Third priority lien in substantially all of the assets
	June 30, 2004)	semi-annually in	March 2011	of the domestic borrowers (including Covanta) not subject
	accreting to an	arrears at 8.25%		to prior liens. Guaranteed by Covanta’s domestic
	aggregate principal	per annum on $230		subsidiaries which are borrowers
	amount of $230	million
million

Designation	Principal Amount	Interest	Principal Payments	Security
Unsecured Notes	$28 million (est.),	Payable	Annual amortization	Unsecured and subordinated in right of payment to all senior
	based on	semi-annually in	payments of $3.9	indebtedness of Covanta including, the First Lien Facility and
	determination of	arrears at 7.5% per	million with the	the Second Lien Facility, the High Yield Notes; will otherwise
	allowed	annum	remaining balance	rank equal with, or be senior to, all other indebtedness
	pre-petition		due at maturity on	of Covanta
	unsecured		March 2012
obligations

CPIH Debt

Designation	Principal Amount	Interest	Principal Payments	Security
Term Loan Facility	$87 million (as of	Payable monthly in	Due on maturity on	Second priority lien on substantially all of the CPIH borrowers’
	June 30, 2004)	arrears at 10.5%	March 2007	assets not otherwise pledged
per annum, 6.0% of
such interest to be
paid in cash and
the remaining 4.5%
to be paid in cash
to the extent
available and
otherwise payable
as increase to the
principal amount of
the loan

The First Lien Facility, the Second Lien Facility, the High Yield Notes and Unsecured Notes provide that Domestic Borrowers must comply with certain affirmative and negative covenants. In addition, the CPIH Term Loan Facility and the CPIH Revolving Credit Facility provide that CPIH Borrowers must comply with certain affirmative and negative covenants. See Covanta’s 2003 Annual Report on Form 10-K for a description of such covenants as well as other material terms and conditions of such agreements.

Other Commitments.

The Company’s other commitments as of June 30, 2004 are as follows (in thousands of dollars).

	Commitments
	Expiring by Period
		Less than	More than
	Total	one year	one year
Letters of Credit	$201,563	$29,195	$172,368
Surety Bonds	20,544	1,150	19,394

Total Other Commitments — net	$222,107	$30,345	$191,762

The letters of credit were issued pursuant to the facilities described below under “Liquidity” to secure the Company’s performance under various contractual undertakings related to its domestic and international projects, or to secure obligations under its insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

Two of these letters of credit relate to a waste to energy project and are provided under the First Lien Facility. This facility currently provides for letters of credit in the amount of approximately $128 million and reduces semi-annually as the related contractual requirement reduces until 2009, when the letters of credit are no longer contractually required to be maintained. The other letters of credit are provided under the Second Lien Facility and one unsecured letter of credit facility, in support of Domestic Covanta’s businesses and to continue existing letters of credit required by CPIH’s businesses. Some of these letters of credit reduce over time as well, and one of such reducing letters of credit may be cancelled if Covanta receives an investment grade rating from both Moody’s Investors Service and Standard & Poor’s. As of June 30, 2004, Domestic Covanta had approximately $47 million in available capacity for additional letters of credit under the Second Lien Facility. The following table describes the reduction in letter of credit requirements, through 2009, for all existing letters of credit; the table does not include amounts with respect to new letters of credit that may be issued.

	2004	2005	2006	2007	2008	2009
Total First Lien LCs	$119,668	$108,967	$89,775	$90,918	$44,466	$0
Total Second Lien LCs	$70,949	$60,487	$60,487	$55,487	$50,487	$50,487
Total Other LCs	$2,329	$2,029	$1,728	$1,500	$1,500	$1,500
Total Combined LCs	$192,946	$171,483	$151,990	$147,905	$96,453	$51,987

All amounts stated are as of December 31 of year noted

The Company believes that it will be able to fully perform its contracts to which these letters of credit relate, and that it is unlikely that letters of credit would be drawn because of its performance. Were any of the Company’s letters of credit to be drawn, under the Company’s debt facilities, the amount drawn would be immediately repayable to the issuing bank.

The surety bonds listed on the table above relate to performance under its waste water treatment operating contracts ($8.5 million), possible closure costs for various energy projects when such projects cease operating ($10.8 million), and energy projects sold but for which related surety bonds are expected to be cancelled in 2004 ($1.2 million). Were these bonds to be drawn upon, the Company would ordinarily have a contractual obligation to indemnify the surety company. However, as these indemnity obligations arose prior to the Company’s bankruptcy filing, the surety companies’ indemnity claims would entitle them to share only in a limited distribution along with other unsecured creditors under the Reorganization Plan. Because such claims share in a fixed distribution under the Reorganization Plan, the Company expects that any such distribution will not affect the obligations of Domestic Covanta or CPIH. The sureties may have additional rights to make claims against retainage or other funds owed to the Company with respect to projects for which surety bonds were issued. The Company expects that enforcement of such rights will not have any material impact upon domestic Covanta or CPIH.

At June 30, 2004, the Company had guarantees of approximately $9.0 million related to international energy projects.

Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to municipal clients and other parties that Covanta’s operating subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages. Such contractual damages could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by the Company, Covanta’s potential maximum liability as of June 30, 2004 associated with the repayment of the municipalities’ debt on such facilities, amounts in aggregate to approximately $1.3 billion. This amount is not recorded as a liability in the Company’s Consolidated Balance Sheet as of June 30, 2004 as Covanta believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Company-owned waste to energy facilities could expose Covanta to recourse liability on project debt shown on the foregoing table. Covanta also believes that it has not incurred such damages at the date of the financial statements. If Covanta is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

With respect to its international businesses, Covanta has issued guarantees of certain of CPIH’s operating subsidiaries contractual obligations to operate power projects. The potential damages owed under such arrangements for international projects may be material. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than the Company’s then-available sources of funds. To date, the Company has not incurred material liabilities under its guarantees, either on domestic or international projects.

LIQUIDITY

The Company’s resources to meet its liquidity needs include its cash holdings, cash from operations, asset sales and its liquidity facilities. The Company does not expect to receive any cash contributions from Danielson to enhance its liquidity, and is prohibited, under its principal financing arrangements, from using its cash to issue dividends to Danielson.

At June 30, 2004, Domestic Covanta had $51.0 million in unrestricted cash, reflecting a net increase of $5.4 million in unrestricted cash since March 31, 2004. In addition, as of June 30, 2004 Domestic Covanta had $45.6 million in cash held in restricted accounts to pay for additional emergence expenses that are estimated to be paid after emergence. Cash held in such reserve accounts is not available for general corporate purposes.

At June 30, 2004, CPIH had $6.0 million in its domestic accounts. CPIH also had $5.7 million related to cash held in foreign bank accounts that could be difficult to transfer to the U.S due to the requirements of the relevant project financing documents.

The cash and cash equivalents discussed above does not include $158.9 million reflected on the Company’s balance sheet as restricted funds held in trust. This amount largely reflects payments from municipal clients under Service Agreements as the part of the service fee due reflecting debt service. These payments are made directly to the trustee for the related project debt and are held by it until paid to project debt holders. The Company does not have access to these funds.

Domestic Covanta and CPIH must each generate substantial cash flow from operations, upon which they depend as an important source of liquidity to pay project operating and capital expenditures, project debt, taxes, corporate operating expenses, and corporate debt and letter of credit fees. Management believes that a useful measure of the sufficiency of Domestic Covanta’s and CPIH’s respective cash generated from operations is that amount available to pay corporate debt service and letter of credit fees after all other obligations are paid.

The following table provides additional information with respect to cash available to pay Domestic Covanta’s and CPIH’s corporate debt and letter of credit fees, during the period from April 1, 2004 to June 30, 2004 in thousands of dollars.

	DOMESTIC	CPIH	CONSOLIDATED
Operating Income	$26,163	$4,881	$31,044
Depreciation and Amortization	14,694	2,210	16,904
Change in unbilled service receivables	2,296	—	2,296
Project debt principal repaid	(2,764)	(3,102)	(5,866)
Borrowings for facilities	—	1,208	1,208
Change in restricted funds held in trust	(3,688)	(1,197)	(4,885)
Change in restricted funds for emergence costs	37,897	—	37,897
Change in Accrued emergence costs	(37,897)	—	(37,897)
Change in other liabilities	(18,719)	(3,324)	(22,043)
Distributions to minority interests	(553)	(815)	(1,368)
Distributions from investees and joint ventures	10	6,986	6,996
Amortization of premium and discount	(3,400)	—	(3,400)
Investments in facilities	(3,012)	(631)	(3,643)
Change in other assets	(3,254)	4,053	799

Cash generated for corporate debt and letter of credit fees, pre-tax	7,773	10,269	18,042
Corporate Income Taxes paid:
Foreign	—	(332)	(332)
State	(15,895)	—	(15,895)
Federal	—	—	—
Restricted cash to pay pre-emergence taxes	15,787	—	15,787

	DOMESTIC	CPIH	CONSOLIDATED
Cash generated for corporate debt and letter of credit fees, after taxes	7,665	9,937	17,602
Cash Balance, Beginning of Period	45,566	12,471	58,037

Cash Available for Corporate Debt and Letter of Credit Fees	53,231	22,408	75,639
Corporate Debt Service and Letter of Credit Fees Paid-Net	(2,205)	(2,382)	(4,587)
Payment of Principal Corporate Debt	(5)	(8,374)	(8,379)

Balance, End of Period	$51,021	$11,652	$62,673

Reconciliation of cash generated for corporate debt and letter of credit fees after taxes to cash provided by operating activities for the three months ended June 30, 2004 (dollars in thousands):

Cash generated for corporate debt and letter of credit fees, after taxes for the three months ended June 30, 2004	$17,602
Investment in Facilities	3,643
Distributions from investees and joint ventures	(6,996)
Other cash provided in investing activities	(2,348)
Borrowing for facilities	(1,208)
Change in restricted funds held in trust	4,885
Payment of project debt	5,866
Distribution to minority partners	1,368
Interest accrued for but not paid and other	(4,616)

Cash provided by operating activities for the three months ended June 30, 2004	18,196
Cash provided by operating activities for the period March 11, 2004 to March 31, 2004	(10,549)
Change in restricted funds for emergence costs	16,521
Other	632

Cash provided by operating activities for the period March 11, 2004 to June 30, 2004	$24,800

CPIH’s receipt of cash distributions is less consistent and predictable than that of Domestic Covanta because of restrictions associated with project financing arrangements at the project level and other risks inherent with foreign operations. As a result of these factors, CPIH may have sufficient cash during some months to pay principal on its corporate debt, but have insufficient cash to pay principal during other months. To the extent that CPIH has insufficient cash in a given month to pay the full amount of interest then due on its term loan facility at the rate of 10.5%, it is permitted to pay up to 4.5% of such interest in kind, which amount is added to the principal amount outstanding.

Domestic Covanta and CPIH have entered into the following credit facilities which provide liquidity and letters of credit relating to their respective businesses. As of June 30, 2004, neither Domestic Covanta nor CPIH had made any borrowings under their respective liquidity facilities.

Designation	Purpose	Term	Security
Domestic Covanta Facilities
First Lien Facility	To provide for	Expires March 2009	First priority lien in substantially all of the assets
	letter of credit		of the domestic borrowers (including Covanta) not subject to
	required for a		prior liens. Guaranteed by Covanta’s subsidiaries which
	Covanta waste to		are domestic borrowers. Also, to the extent that no amounts have
	energy facility		been funded under the revolving loan or letters of credit,
Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.

Second Lien Facility	To provide for	Expires March 2009	Second priority lien in substantially all of the assets of
	certain existing		the domestic borrowers not subject to prior liens. Guaranteed
	and new letters of		by domestic borrowers. Also, to the extent that no amounts
	credit and up to		have been funded under the revolving loan or letters of
	$10 million in		credit, Covanta is obligated to apply excess cash to collateralize
	revolving credit		its reimbursement obligations with respect to outstanding letters
	for general		of credit, until such time as such collateral equals 105% of the
	corporate purposes		maximum amount that may at any time be drawn under outstanding letters of credit.

Designation	Purpose	Term	Security
CPIH Facility

Revolving Loan Facility	Up to $10 million	Expires March 2007	First priority lien on the stock of CPIH and substantially all of the CPIH borrowers’ assets not otherwise pledged

See Note 5 to the Consolidated Financial Statements.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

In preparing its financial statements in accordance with U.S. generally accepted accounting principles the Company is required to use its judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. (See Note 3 to the Consolidated Financial Statements). Critical accounting policies are those that are subject to significant judgments and uncertainties and could potentially result in materially different results under different conditions and assumptions. Management believes the following accounting policies represent the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Fresh Start and Purchase Accounting
The Company is required to apply fresh start accounting upon its emergence from bankruptcy. Also,on the Effective Date, the Company experienced a change in control because of its acquisition by Danielson, the Company applied purchase accounting which like fresh start accounting requires assets and liabilities to be recorded at fair value. The incremental impact of applying purchase accounting was to the adjustment of the value of the Company’s equity to the price paid by Danielson, including relevant acquisition costs and the consideration of the NOLs made available to the Company under the Tax Sharing Agreement. The estimates of fair value used by the Company reflect its best estimate based on the work of independent valuation consultants and, where such work is not completed, such estimates is based on the Company’s experience and relevant information available to the Company. These estimates, and the assumptions used by the Company and by its valuation consultants, are subject to inherent uncertainties and contingencies beyond the Company’s control. For example, the Company used the discounted cash flow method to estimate value of many of its assets. This entails developing projections about future cash flows and the adopting an appropriate discount rate. The Company can not predict with certainty actual cash flows and the selection of a discount rate is heavily dependent on judgment. If different cash flow projections or discount rate was used, the fair values of the Company’s assets and liabilities could be materially increased or decreased. Also as described in Note 4, estimates of asset and liability values may be adjusted further if and when additional information regarding such values is developed and evaluated.. Accordingly, there can be no assurance that such estimates and assumptions reflected in the valuations will be realized, or that further adjustments will not occur. The assumptions and estimates used by the Company therefore have substantial effect on the Company’s balance sheet. In addition because the valuations impact depreciation and amortization, changes in such assumptions and estimates may effect earnings in the future.

Long-lived Assets
The Company has estimated the useful lives over which it depreciates its long-lived assets. Such estimates are based on the Company’s experience and management’s expectations as to the useful lives of the various categories of assets it owns, as well as practices in industries the Company believes are comparable. Estimates of useful lives determine the rate at which the Company depreciates such assets and utilizing other estimates could impact both the Company’s balance sheet and earnings statements. The Company reviews its long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable over the estimated useful life. Accordingly, inaccuracies in the assumptions used by management in establishing these estimates, and in the assumptions used in establishing the extent to which a particular asset may be impaired, could potentially have a material effect on the value of the Company’s consolidated financial statements.

Net Operating Loss Carryforwards — Deferred Tax Assets
As described in Note 8, the Company has recorded a deferred tax asset related to the NOLs made available to Covanta through a tax sharing agreement with Danielson. The amount recorded was calculated based upon future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) the predictability of future operating income expected from the Company’s waste-to-energy business.

Loss Contingencies
As described in Note 14, the Company is party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assesses the likelihood of potential losses with respect to these matters on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If the Company can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded and disclosure is made regarding the possibility of additional losses. The Company reviews such estimates on an ongoing basis as developments occur with respect to such matters and may in the future increase or decrease such estimates. There can be no assurance that the Company’s initial or adjusted estimates of losses will reflect the ultimate loss the Company may experience regarding such matters. Any inaccuracies could potentially have a material effect on the Company’s consolidated financial statements.

Pension Liabilities
The Company has pension and post-retirement obligations and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Changes are primarily influenced by factors outside the Company’s control and can have a significant effect on the amounts reported in the financial statements.

Revenue Recognition
The Company’s revenues are generally earned under contractual arrangements, and fall into three categories: service revenues, electricity and steam revenues, and construction revenues.

Service revenues include:

1)	Fees earned under contract to operate and maintain waste to energy, independent power and water facilities;

2)	Fees earned to service project debt (principal and interest) on waste to energy projects where such fees are expressly included as a component of the service fee paid by the municipal client pursuant to applicable service agreements;

3)	Fees earned for processing waste in excess of service agreement requirements;

4)	Tipping fees earned under waste disposal agreements; and

5)	Other miscellaneous fees such as revenue for scrap metal recovered and sold.

Regardless of the timing of amounts paid by the municipal client relating to project debt principal, the Company records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled receivables related to levelized principal are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt;

The Company’s electricity and steam revenues are derived from the sale of electricity and steam at energy facilities. These revenues are recorded based upon output delivered and capacity provided at rates specified under contract terms, or prevailing market rates, net of amounts due to municipal clients under applicable service agreements.

Where the Company earns construction revenue under fixed-price construction contracts, such revenue is recognized on the basis of the estimated percentage of completion of services rendered. Anticipated losses are recognized as soon as they become known.

Treatment of Pass Through Costs
Pass through costs are costs for which the Company receives a direct contractually committed reimbursement from the municipal client which sponsors a waste to energy project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net in the Company’s Financial Statements. Total pass through expenses for the periods March 11, 2004 through June 30, 2004, January 1, 2004 through March 10, 2004, and the first six months of 2003 were $13.6 million, $10.0 million, and $27.9 million.

SUPPLEMENTAL INFORMATION ABOUT DOMESTIC COVANTA WASTE TO ENERGY PROJECT OWNERSHIP STRUCTURES

Covanta’s waste-to-energy business originally was developed in response to competitive procurements conducted by municipalities for waste disposal services. One of the threshold decisions made by each municipality early in the procurement process was whether it, or the winning vendor, would own the facility to be constructed; there were advantages and disadvantages to the municipality with both ownership structures. As a result, Covanta today operates many publicly owned facilities, and owns and operates many others. In addition, as a result of acquisitions of additional projects originally owed or operated by other vendors. Covanta operates several projects under a lease structure where a third party lessor owns the project. In all cases, Covanta operates each facility pursuant to a long-term contract, and provides the same service in consideration of a monthly service fee paid by the municipal client.

Under both ownership structures, the municipalities typically borrowed funds to pay for the facility construction, by issuing bonds. In a private ownership structure, the municipal entity loans the bond proceeds to Covanta’s project subsidiary, and the facility is recorded as an asset, and the project debt is recorded as a liability, on Covanta’s consolidated balance sheet. In a public ownership structure, the municipality would pay for construction without loaning the bond proceeds to Covanta, and Covanta records as an asset the value of its relationship with its municipal client.

Regardless of whether a project was owned by Covanta or its municipal client, the municipality is generally responsible for repaying the project debt after construction is complete. Where it owns the facility, the municipality pays periodic debt service directly to a trustee under an indenture. For most projects where Covanta owns the facility, the municipal client pays debt service as a component of its monthly service fee payment to Covanta. As of June 30, 2004, the principal amount of long term project debt outstanding with respect to these projects was approximately $615 million. As with a public ownership structure, this debt service payment is retained by a trustee, and is not held or available to Covanta for general use. In these private ownership structures, Covanta records on its consolidated financial statements revenue with respect to debt service (both principal and interest) on project debt, and expense for depreciation and interest on project debt.

Covanta also owns two waste to energy projects for which debt service is not expressly included in the fee it is paid. Rather, Covanta receives a fee for each ton of waste processed at these projects. As of June 30, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $176 million. Accordingly, Domestic Covanta does not record revenue reflecting principal on this project debt. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest when due.

For Covanta-owned projects, all cash held by trustees is recorded as restricted funds held in trust. For facilities not owned by Covanta, Covanta does not incur, nor does it record project debt service obligations, project debt service revenue or project debt service expense.

Covanta generates electricity and/or steam for sale at all of its waste to energy projects, regardless of ownership structure. During the term of its operating contracts with its municipal clients, most of the revenue from electricity and steam sales (typically 90%) benefits the municipal client as a reduction to its monthly service fee obligation to Covanta.

Generally, the term of Covanta’s operating contracts with its municipal clients coincides with the term of the bonds issued to pay for the project construction. Therefore, another important difference between public and private ownership of Covanta’s waste to energy projects is project ownership after these contracts expire. In many cases, the municipality has contractual rights (not obligations) to extend the contract. If a contract is not extended on a publicly owned project, Covanta’s role, and its revenue, with respect to that project would cease. If a contract is not extended on a Covanta-owned project, it would be free to enter into new revenue generating contracts for waste supply (with the municipality, other municipalities, or private waste haulers) and for electricity or steam sales. Covanta would in such cases have no remaining project debt to repay from project revenue, and would be entitled to retain 100% of energy sales revenue.

SUPPLEMENTAL FINANCIAL INFORMATION ABOUT DOMESTIC COVANTA AND CPIH

The following condensed consolidating balance sheets, income statements and statements of cash flow provide additional financial information for Domestic Covanta and CPIH. Because Domestic Covanta and CPIH have had separate capital structures and cash management systems only since the Company emerged from bankruptcy on March 11, 2004, comparable information did not exist prior to the Company’s emergence from bankruptcy. For this reason, and because the difficulty and limited usefulness of generating information for the short portion of March, 2004, this supplemental information covers the period from April 1, 2004 through June 30, 2004.

CONDENSED CONSOLIDATING BALANCE
SHEETS

For the Period Ended June 30, 2004
(In Thousands of Dollars)
	DOMESTIC(A)	CPIH	CONSOLIDATED
Assets
Current Assets:
Cash and cash equivalents	$51,021	$11,652	$62,673
Restricted funds for emergence costs	45,568	—	45,568
Restricted funds held in trust	81,918	31,431	113,349
Unbilled service receivable	50,839	—	50,839
Other current assets	167,120	45,675	212,795
Total current assets	396,466	88,758	485,224
Property, plant and equipment-net	799,361	106,818	906,179
Restricted funds held in trust	99,746	14,027	113,773
Service and energy contracts	197,100	569	197,669
Unbilled service receivable	98,260	—	98,260
Other assets	51,930	69,724	121,654

Total Assets	$1,642,863	$279,896	$1,922,759

Liabilities and Shareholders’ Deficit
Liabilities:
Current liabilities:
Current portion of long-term debt	$22	$—	$22
Accrued emergence costs	45,568	—	45,568
Current portion of project debt	80,825	25,804	106,629
Other current liabilities	117,534	24,428	141,962
Total current liabilities	243,949	50,232	294,181
Long-term debt	234,080	86,451	320,531
Project debt	754,715	84,033	838,748
Deferred income taxes	203,378	10,163	213,541
Other liabilities	108,976	2,164	111,140
Total liabilities	1,545,098	233,043	1,778,141
Minority interest	44,059	39,555	83,614
Total Shareholders’ Equity	53,706	7,298	61,004

Total Liabilities, Minority interests and Shareholders’ Equity	$1,642,683	$279,896	$1,922,759

(A)	On a GAAP basis Domestic equity is $61,004, for analysis the elimination of this investment in CPIH against the equity of CPIH has been reflected in the Domestic balance sheet above.

CONDENSED CONSOLIDATING STATEMENTS OF
CONSOLIDATED OPERATIONS
For the Three Months ended June 30, 2004
(In Thousands of Dollars)
	DOMESTIC	CPIH	CONSOLIDATED
Total revenues	$146,146	$33,853	$179,999
Depreciation and amortization	14,694	2,210	16,904
Net interest on project debt	7,402	3,299	10,701
Other costs and expenses	97,887	23,463	121,350

Total costs and expenses	119,983	28,972	148,955
Operating income	26,163	4,881	31,044
Equity in income from unconsolidated investments	757	4,495	5,252
Interest expense (net of interest income of ($97 and $585)	(8,379)	(1,622)	(10,001)
Income from operations before income taxes and minority interests	18,541	7,754	26,295
Income tax expense	8,065	3,493	11,558
Minority interests	786	947	1,733

Net income	$9,690	$3,314	$13,004

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2004
(In Thousands of Dollars)
	DOMESTIC	CPIH	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,690	$3,314	$13,004
Adjustments to Reconcile Net income to Net Cash Provided by Operating Activities:
Depreciation and amortization	14,694	2,210	16,904
Deferred income taxes	4,404	1,164	5,568
Equity in income from unconsolidated investments	(757)	(4,495)	(5,252)
Accretion of principal on Senior Secured Notes	845		845
Amortization of premium and discount	(3,400)		(3,400)
Other	2,412	1,340	3,752
Management of Operating Assets and Liabilities:
Unbilled service receivables	2,296		2,296
Restricted funds held in trust for emergence costs	37,897	—	37,897
Other assets	(5,540)	3,982	(1,558)
Accrued emergence costs	(37,897)	—	(37,897)
Other liabilities	(11,522)	(2,441)	(13,963)

Net cash provided by operating activities	13,122	5,074	18,196

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in facilities	(3,012)	(631)	(3,643)
Other	2,366	7,032	9,398

Net cash (used in) provided by investing activities	(646)	6,401	5,755

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings for facilities	—	1,208	1,208
(Increase) decrease in restricted funds held in trust	(3,688)	(1,197)	(4,885)
Payment of project debt	(2,764)	(3,102)	(5,866)
Payment of corporate debt	(5)	(8,374)	(8,379)
Other	(564)	(829)	(1,393)

NET CASH USED IN FINANCING ACTIVITIES	(7,021)	(12,294)	(19,315)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,455	(819)	4,636
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,566	12,471	58,037

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,021	$11,652	$62,673

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following is a summary discussion of the changes in market risk inherent in Covanta’s business to the extent such risks have changed since March 31, 2004. Additional quantitative market risk disclosures for Covanta are included in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2003, and in its Quarterly Report on Form 10-Q for the period ended March 31, 2004.

Interest Rate Risk

Covanta’s long-term debt is subject to an adverse change in fair value if interest rates were to fall on fixed rate debt. For fixed rate debt, the potential increase in fair value from a 20 percent hypothetical decrease in the underlying June 30, 2004 market interest rates would be approximately $24.8 million.

Covanta has Project debt outstanding bearing interest at floating rates that could subject it to the risk of increased expense due to rising market interest rates, or an adverse change in fair value due to declining interest rates on fixed rate debt. Depending upon the contractual structure, interest rate risk on Project debt may be borne by municipal clients because debt service is passed through those clients.

ITEM 4 — DISCLOSURE CONTROLS AND PROCEDURES

Covanta’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the results of that evaluation, Covanta’s Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted below, as of the end of the period covered by this report, Covanta’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by Covanta in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by Covanta in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Covanta’s management, including the Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within Covanta have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 14 to the consolidated financial statements.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

b. Reports on Form 8-K

1.	Covanta filed a Current Report on Form 8-K dated May 28, 2004, attaching a joint press release issued by Covanta and Danielson Holding Corporation announcing the issuance of ratings by Moody’s Investors Service on Covanta’s 8.25% Senior Notes and issuer ratings.

2.	Covanta filed a Current Report on Form 8-K dated June 2, 2004, attaching a joint press release issued by Covanta and Danielson Holding Corporation announcing the issuance by Standard & Poor’s of a corporate rating of Covanta as well as rating for it’s 8.25% Senior Notes.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004	COVANTA ENERGY CORPORATION
(Registrant)

By: /s/ Anthony J. Orlando

Anthony J. Orlando
President, Chief Executive
Officer

Date: August 6, 2004	COVANTA ENERGY CORPORATION
(Registrant)

By: /s/ Craig D. Abolt

Senior Vice President,
Chief Financial Officer