Form 10-Q
period 2004-09-30
COVANTA ENERGY CORP
filed 2004-11-09
CIK 73902

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all reports required to be filed by Section 12, 13 and 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a court.

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s Common Stock outstanding as of November 1, 2004 was 200 shares.

FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART 1. FINANCIAL STATEMENTS

Item 1. FINANCIAL STATEMENTS

Covanta Energy Corporation and Subsidiaries
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Successor	Predecessor
	For the period	For the period	For the nine
	March 11, 2004	January 1, 2004	months ended
	through September 30,	through March 10,	September 30,
	2004	2004	2003
(In Thousands of Dollars, Except Per Share Amounts)
Service Revenues	$261,826	$89,858	$374,583
Electricity and steam sales	124,153	53,307	214,277
Construction revenues	1,109	58	11,194
Other revenues	38	9	8

Total revenues	387,126	143,232	600,062

Plant operating expenses	244,194	100,774	375,646
Construction costs	374	73	15,412
Depreciation and amortization	38,510	13,426	54,637
Net interest on project debt	23,194	13,407	59,566
Other operating costs and expenses	893	(209)	(414)
Net gain on sale of businesses and equity investments	(151)	(175)	(1,136)
Selling, general and administrative expenses	24,270	7,597	27,463
Other expense (income)-net	(753)	(1,923)	13,797

Total costs and expenses	330,531	132,970	544,971

Operating income	56,595	10,262	55,091
Equity in income from unconsolidated investments	12,792	4,943	17,474
Interest expense (net of interest income of $1,676, $935, $3,074 respectively and excluding post-petition contractual interest of $243 and $485 for the period January 1,2004 through March 10, 2004 and the nine months ended September 30, 2003, respectively)	(22,373)	(5,207)	(27,037)
Reorganization items	—	(58,282)	(57,425)
Gain on cancellation of pre-petition debt	—	510,680	—
Fresh start adjustments	—	(214,927)	—

Income (loss) from continuing operations before income taxes, minority interests, discontinued operations and the cumulative effect of changes in accounting principles	47,014	247,469	(11,897)
Income tax (expense) benefit	(18,849)	(215,395)	4,024
Minority interests	(3,922)	(2,511)	(6,648)

Income (loss) from continuing operations before discontinued operations and change in accounting principles	24,243	29,563	(14,521)
Gain from discontinued operations (net of income tax expense of $7,699 in 2003)	—	—	14,759
Cumulative effect of change in accounting principles (net of income tax benefit of $5,532 in 2003)	—	—	(8,538)

Net income (loss)	24,243	29,563	(8,300)

Other comprehensive income, net of income tax:
Foreign currency translation adjustments	(1,711)	248	2,967
Unrealized holding gains arising during period (net of income tax benefit (expense) of $8, $150 and $(101) respectively)	(12)	(225)	150

Other comprehensive income (loss)	(1,723)	23	3,117

Comprehensive income (loss)	$22,520	$29,586	$(5,183)

Basic income (loss) per share:
Income (loss) from continuing operations		$0.59	$(0.30)
Income from discontinued operations		—	0.30
Cumulative effect of change in accounting principles		—	(0.17)

Net income (loss)		$0.59	$(0.17)

Diluted income (loss) per share:
Income (loss) from continuing operations		$0.59	$(0.30)
Income from discontinued operations		—	0.30
Cumulative effect of change in accounting principles		—	(0.17)

Net income (loss)		$0.59	$(0.17)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Covanta Energy Corporation and Subsidiaries
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Successor	Predecessor
	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2004	2003
(In Thousands of Dollars, Except Per Share Amounts)
Service revenues	$112,437	$120,353
Electricity and steam sales	54,893	70,184
Construction revenues	821	1,517
Other revenues-net	—	1

Total revenues	168,151	192,055

Plant operating expenses	107,897	120,754
Construction costs	149	6,318
Depreciation and amortization	18,111	16,845
Net interest on project debt	10,218	19,208
Other operating costs and expenses	265	163
Net Loss on sale of businesses and equity investments	(151)	(719)
Selling, general and administrative expenses	11,098	7,777
Other expense-net	(513)	14,324

Total costs and expenses	147,074	184,670

Operating income	21,077	7,385
Equity in income from unconsolidated investments	7,387	5,543
Interest expense (net of interest income of $779 and $1,401, respectively, and excluding post-petition contractual interest of $242 for the three months ended September 30, 2003)	(9,761)	(8,081)
Reorganization items	—	(34,808)

Income (loss) from continuing operations before income taxes, minority interests, and discontinued operations	18,703	(29,961)
Income tax (expense) benefit	(6,813)	13,429
Minority interests	(1,632)	(1,796)

Income (loss)from continuing operations before discontinued Operations	10,258	(18,328)
Gain from discontinued operations (net of income tax expense of $2,849 in 2003)		8,068

Net income (loss)	10,258	(10,260)

Other comprehensive income (loss) net of income tax:
Foreign currency translation adjustments	(1,196)	1,112
Unrealized holding gains arising during period(net of income tax (expense) benefit of $8 and ($2), respectively)	(21)	3

Other comprehensive income (loss)	(1,217)	1,115

Comprehensive income (loss)	$9,041	$(9,145)

Basic Loss per share:
Loss from continuing operations		$(0.37)
Income from discontinued operations		0.16

Net Loss		$(0.21)

Diluted Loss per share:
Loss from continuing operations		$(0.37)
Income from discontinued operations		0.16

Net Loss		$(0.21)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covanta Energy Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	September 30, 2004	December 31, 2003
(In Thousands of Dollars, Except Share and Per Share Amounts)
Assets
Current Assets:
Cash and cash equivalents	$89,491	$260,902
Restricted funds for emergence costs	39,590	—
Restricted funds held in trust	141,212	92,126
Receivables (less allowances of $1,272 and $27,893, respectively)	111,733	166,753
Unbilled service receivables	51,221	63,340
Deferred income taxes	12,894	9,763
Prepaid expenses and other current assets (less allowances of $0 and $5,000, respectively)	53,852	82,115

Total current assets	499,993	674,999
Property, plant and equipment-net	902,822	1,453,354
Restricted funds held in trust	114,481	135,280
Other noncurrent receivables (less allowances of $0 and $5,026 respectively)	12,899	10,096
Unbilled service receivables	95,360	115,267
Service and energy contracts (net of accumulated amortization of $11,347 and $0, respectively)	204,176	—
Unamortized contract acquisition costs-net	—	27,073
Goodwill & other intangibles	894	7,073
Investments in and advances to investees and joint ventures	76,734	133,439
Other assets	27,195	56,999

Total Assets	$1,934,554	$2,613,580

Liabilities and Shareholders’ Equity (Deficit)
Liabilities:
Current Liabilities:
Current portion of long-term debt	$108	$21
Current portion of project debt	104,385	108,687
Accounts payable	21,277	23,584
Income tax payable	3,290	—
Accrued expenses	107,180	208,342
Accrued emergence costs	39,590	—
Deferred revenue	16,810	37,431

Total current liabilities	292,640	378,065
Long-term debt	318,330	57
Project debt	827,713	935,278
Deferred income taxes	225,767	195,059
Deferred revenue	—	129,304
Other liabilities	116,885	78,358
Liabilities subject to compromise	—	956,095

Total Liabilities	1,781,335	2,672,216

Minority interests	83,174	69,398

Shareholders’ Equity (Deficit):
Successor common stock, par value $0.01 per share authorized, 200 shares, 200 shares issued and outstanding as of September 30, 2004	—	—
Predecessor serial cumulative convertible preferred stock, par value $1.00 per share, authorized, 4,000,000 shares; shares outstanding: 33,049 net of treasury shares of 29,820	—	33
Predecessor common stock, par value $.50 per share; authorized, 80,000,000 shares; outstanding: 49,824,251 net of treasury shares of 4,125,350	—	24,912
Capital surplus	47,525	188,156
Notes receivable from key employees for common stock issuance		(451)
Retained earnings (deficit)	24,243	(340,661)
Accumulated other comprehensive loss	(1,723)	(23)

Total Shareholders’ Equity (Deficit)	70,045	(128,034)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,934,554	$2,613,580

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covanta Energy Corporation and Subsidiaries

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Successor	Predecessor
	For the period	For the period	For the nine months
	March 11, 2004	January 1, 2004	ended
	Through September 30,	through March 10,	September 30,
	2004	2004	2003
(In Thousands of Dollars)
Cash Flows From Operating Activities:
Net income	$24,243	$29,563	$(8,300)
Adjustments to Reconcile Net Income to Net Cash Provided by (used in) Operating Activities of Continuing Operations:
Gain on cancellation of pre-petition debt	—	(510,680)
Fresh start adjustments	—	214,927	—
Fresh start tax adjustments	—	214,756	—
Gain from discontinued operations	—	—	(14,759)
Reorganization items	—	58,282	57,426
Payment of reorganization items	—	(49,782)	(28,130)
Depreciation and amortization	38,510	13,426	54,637
Deferred income taxes	10,231	(7)	(1,981)
Provision for doubtful accounts	975	852	8,092
Equity in income from unconsolidated investments	(12,792)	(4,943)	(17,474)
Amortization of project debt premium and discount	(7,370)	—	—
Accretion on principal of senior secured notes	1,884	—	—
Cumulative effect of change in accounting principles, net of income taxes	—	—	8,538
Other	5,309	2,268	16,753
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables	28,379	2,989	(4,664)
Restricted funds for emergence costs	60,396	—	—
Unbilled service receivables	6,638	284	—
Other assets	13,903	(15,572)	10,138
Increase (Decrease) in Liabilities:
Accounts payable	(2,294)	3,853	21,449
Accrued expenses	(4,456)	17,730	37,786
Accrued emergence costs	(60,396)	—	—
Deferred revenue	(1,723)	229	(2,415)
Other liabilities	(1,119)	1,563	(43,011)

Net cash provided by (used in) operating activities of continuing operations	100,318	(20,262)	94,085

Cash Flows From Investing Activities:
Proceeds from sale of businesses	1,844	—	1,136
Proceeds from sale of property, plant, and equipment	61	86	365
Proceeds from sale of investment	—	—	493
Proceeds from sale of marketable securities	—	87	230
Investments in facilities	(6,810)	(4,192)	(14,151)
Distributions from investees and joint ventures	6,996	6,401	9,276
Increase in investments in and advances to investees and joint ventures	—	(279)	—
Other	—	—	(2,698)

Net cash provided by (used in) investing activities of continuing operations	2,091	2,103	(5,349)

Cash Flows From Financing Activities:
Borrowings for facilities	1,208	—	9,278
Decrease (increase) in restricted funds held in trust	(47,097)	(96,742)	(38,058)
Payment of project debt	(14,932)	(28,089)	(59,040)
Payment of recourse debt	(12,604)	—	(6,875)
Distributions to secured lenders and 9.25% holders		(80,507)	—
Proceeds from issuance of stock	—	29,825	—
Distribution to minority partners	(6,368)	(530)	—
Proceeds from sale of minority interests	—	175	—

Net cash used in financing activities of continuing operations	(79,793)	(175,868)	(94,695)

Net cash provided by discontinued operations	—	—	29,745

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,616	(194,027)	23,786
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	66,875	260,902	99,064

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,491	$66,875	$122,850

SUPPLEMENTAL INFORMATION	—
Cash paid for interest	$41,779	$12,647	$64,177

Cash paid for taxes	$20,797	$1,518	$7,317

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

Accordingly, the Financial Statements for the period beginning on the day after the Effective Date through September 30, 2004 reflect both fresh start accounting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and business combination accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” and Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. References in these Financial Statements to the “Predecessor” refer to the Company prior to and including March 10, 2004. References to the “Successor” refer to the Company after March 10, 2004.

The accompanying unaudited Financial Statements have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying Financial Statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates, as more fully described in Note 3 below, include useful lives of long-lived assets, cash flows and taxable income from future operations, allowances for doubtful accounts receivable, emergence costs and liabilities related to pension obligations, and for workers compensation, severance, and certain litigation. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

Covanta is engaged in developing, constructing, owning and operating for others, key infrastructure for the conversion of waste-to-energy, independent power production and the treatment of water and wastewater in the United States and abroad. Companies in which Covanta has significant influence are accounted for using the equity method. Those companies in which Covanta owns less than 20% are accounted for using the cost method. Four of the Company’s subsidiaries, which relate to two projects, have not reorganized or filed a liquidation plan under Chapter 11 of the United States Bankruptcy Code. While Covanta exercises significant influence over the operating and financial policies of those subsidiaries, those four subsidiaries will continue to operate as debtors in possession in the Chapter 11 cases until they reorganize or liquidate. Because any plan of reorganization or liquidation relating to these debtors would have to be approved by the Bankruptcy Court, and possibly their respective creditors, the Company does not control these debtors or the ultimate outcome of their respective Chapter 11 cases. Accordingly, Covanta no longer includes those four subsidiaries as consolidated subsidiaries in the Financial Statements. Covanta’s investment in these four subsidiaries is recorded using the equity method effective as of March 10, 2004. Unless these subsidiaries emerge from bankruptcy under Covanta’s control, it is unlikely that they will contribute to Covanta’s results of operations.

All intercompany transactions and balances have been eliminated.

2. Reorganization:

On March 10, 2004, the Company consummated a plan of reorganization and emerged from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). As a result of the consummation of the Company’s plan of reorganization, Covanta became a wholly-owned subsidiary of Danielson Holding Corporation, a Delaware corporation

(“Danielson”). The Chapter 11 proceedings commenced on April 1, 2002 (the “First Petition Date”), when Covanta and most of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). All of the bankruptcy cases (the “Chapter 11 Cases”) were jointly administered. During the Chapter 11 Cases, Covanta and its subsidiaries which were part of the Chapter 11 Cases (the “Debtors”) operated their business as debtors-in-possession pursuant to the Bankruptcy Code. International operations and certain other subsidiaries and joint venture partnerships were not included in the bankruptcy filings.

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

Prior to March 10, 2004, the Debtors were authorized to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

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

On March 5, 2004, the Bankruptcy Court entered an order confirming the Company’s plan of reorganization premised on the DHC Transaction and liquidation for certain of those Debtors involved in non-core businesses (the “Liquidation Plan”). On March 10, 2004 both plans were effected upon the consummation of the DHC Transaction and the reorganization plan (the plans of reorganization and liquidation collectively, the “Reorganization Plan”). The following is a summary of material provisions of the Reorganization Plan. The Debtors owning or operating the Company’s Warren County, New Jersey, Lake County, Florida, and Tampa Bay, Florida projects remained debtors-in-possession, and are not the subject of either plan. On August 6, 2004, the Bankruptcy Court confirmed a plan of reorganization relating to the Company’s subsidiaries involved with the Tampa Bay project. The Company’s subsidiaries involved with the Lake County and Warren County projects are referred to herein as the “Remaining Debtors”. As part of its reorganization, the Company disposed of all of its interests in its former entertainment and aviation businesses, which were either sold prior to the Effective Date or included in the liquidation plan.

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

     (iii) Unsecured Claims against Covanta and Holding Company Subsidiaries

The holders of allowed unsecured claims against Covanta or certain of its holding company subsidiaries will receive, in the aggregate, their pro rata share of a distribution consisting of (a) $4 million in principal amount of the Unsecured Notes, (b) a participation interest equal to 5% of the first $80 million in net proceeds received in connection with the sale or other disposition of CPIH and its subsidiaries used to pay-down CPIH debt, if it were to affect asset sales, and (c) the recoveries, if any, from actions which such holders are entitled to bring under the Reorganization Plan on behalf of the Debtors’ estates. In addition, the holders of such claims are entitled to receive a pro rata distribution which is equal to 12.5% of the value of distributions otherwise payable to the 9.25% Debenture Holders.

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

Covanta had the right during the Chapter 11 Cases, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. As a condition to assuming a contract, the Company was required to cure all existing defaults (including payment defaults). The Company paid approximately $9 million in cure amounts associated with assumed executory contracts and unexpired leases. Several counterparties have indicated that they believe that actual cure amounts are greater than the amounts specified in the Company’s notices, and there can be no assurance that the cure amounts ultimately associated with assumed executory contracts and unexpired leases will not be materially higher than the amounts estimated by the Company.

The Company has substantially completed the process of reconciling recorded pre-petition liabilities with proofs of claim filed by creditors with the Bankruptcy Court. The Company expects this process to conclude during 2004. The Company intends to contest claims to the extent they materially exceed the amounts the Company believes may be due. The Company believes the claims resolution process will not result in material liabilities in excess of those recorded in its consolidated financial statements.

Developments in Project Restructurings

During the course of the Chapter 11 Cases, the Debtors and certain contract counterparties reached agreement with respect to material restructuring of their mutual obligations in connection with several waste-to-energy projects. The Debtors were also involved in material disputes and/or litigation with respect to the Warren County, New Jersey and Lake County, Florida waste-to-energy projects and the Tampa Bay water project. As a result, Covanta’s subsidiaries involved in these projects remained in Chapter 11 and were not consolidated in the Company’s consolidated financial statements. The Warren County matter is described below; the Lake County and Tampa Bay matters are described in Note 14. The Company expects that the outcome of the issues described below and in Note 14 relating to these projects will not adversely affect Covanta or CPIH.

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

Also as part of the Company’s emergence from bankruptcy, the Company and Covanta Warren entered into several agreements approved by the Bankruptcy Court that permit Covanta Warren to reimburse the Company for employees and employee-related expenses, provide for payment of a monthly allocated overhead expense reimbursement in a fixed amount, and permit the Company to advance up to $1.0 million in super-priority debtor-in-possession loans to Covanta Warren in order to meet any liquidity needs. As of September 30, 2004, Covanta Warren owed to the Company $0.6 million.

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

Reorganization Items

In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred for the period January 1, 2004 through March 10, 2004 and the three and nine months ended September 30, 2003, (in thousands of dollars):

	For the period
	January 1, 2004	For the nine	For the three
	through	months ended	months ended
	March 10, 2004	September 30, 2003	September 30, 2003
Legal and professional fees	$27,562	$29,552	$10,834
Severance	7,097	2,869	634
Bank fees related to DIP Credit Facility	1,163	1,419	341
Bankruptcy exit costs	22,460	23,585	22,999

Total	$58,282	$57,425	$34,808

Legal and professional fees consist of fees related to professionals for work associated with the bankruptcy of the Company.

Bankruptcy exit costs consist primarily of administrative expenses, trustee costs, and directors and officers liability insurance (covering the period prior to emergence).

Pursuant to SOP 90-7, prior to emerging from bankruptcy the Company had segregated and classified certain pre-petition obligations as liabilities subject to compromise. Liabilities subject to compromise were recorded at the likely allowed claim amount. The following table sets forth the estimated liabilities of the Company subject to compromise as of December 31, 2003, (in thousands of dollars):

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

Service and Energy Contracts: As of March 10, 2004, service and energy contracts were recorded at their estimated fair market values based upon discounted cash flows from the service contracts on publicly owned projects and the “above market” portion of the energy contracts on Company owned projects using currently available information. Amortization is calculated by the straight-line method over the estimated remaining weighted average life of the agreements of 17 years. However, many of such contracts have remaining lives that are significantly shorter. Estimated amortization over the next five years is as follows (in thousands of dollars):

2004 (after September 30, 2004)	$5,173
2005	$20,693
2006	$20,693
2007	$20,317
2008	$18,441
2009	$18,441

Debt Issuance Costs: As of March 10, 2004, debt issuance costs with respect to pre-emergence debt were recorded at their fair value of zero. Costs incurred in connection with the successor company’s issuance of bonds are being amortized using the effective interest rate method over the terms of the debt. Unamortized bond issuance costs are included in other assets on the Condensed Consolidated Balance Sheets.

Service Revenues and Unbilled Service Receivables

The following table summarized the components of Service Revenues for the nine months ended September 30, 2004 and 2003. (in thousands of dollars)

	For the period	For the period
	January 1, 2004	March 11, 2004		Three months ended	Three months
	through	through	Nine months	ended	ended
	March 10,	September 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2004	2003
Service Revenue unrelated to project debt	$72,740	$219,750	$295,772	$93,680	$95,744
Revenue earned explicitly to service project debt-principal	9,937	24,745	43,081	11,117	13,357
Revenue earned explicitly to service project debt-interest	7,181	17,331	35,730	7,640	11,252

Total service revenue	$89,858	$261,826	$374,583	$112,437	$120,353

As of March 10, 2004, unbilled service receivables were recorded at their estimated fair value based upon discounted cash flows. Unbilled service receivables include fees earned to service project debt (principal and interest) where such fees are expressly included as a component on the service fee paid by the municipality pursuant to applicable waste-to-energy service agreements. Regardless of the timing of amounts paid by municipalities relating to project debt principal, the Company records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled service receivables related to waste-to-energy operations were discounted in recognizing the present value for services performed currently in order to service the principal component of project debt.

Treatment of Pass Through Costs

Pass through costs are costs for which the Company receives a direct contractually committed reimbursement from the client which sponsors a project. These costs include utility charges, insurance premiums, ash residue transportation and disposal costs, and certain chemical costs. These costs are recorded net in the Company’s Financial Statements. Total pass through expenses for the periods March 11, 2004 through September 30, 2004, January 1, 2004 through March 10, 2004, and the first nine months of 2003 were $25.5 million, $10.0 million, and $39.9 million, respectively.

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

The following table summarizes the pro forma impact on net income (loss) and income (loss) per common share for the period January 1, 2004 through March 10, 2004 and for the three and nine months ended September 30, 2003 including the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands of dollars, except per share amounts):

	For the period
	January 1, 2004	For the nine	For the three
	through	months ended	months ended
	March 10, 2004	September 30, 2003	September 30, 2003
Net income (loss), as reported	$29,563	$(8,300)	$(10,260)
Deduct:
SFAS No. 123 total stock based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(435)	(2,232)	$(744)

Pro forma net (loss) income	$29,128	$(10,532)	$(11,004)

Basic income, (loss) per share:
Basic — as reported	$0.59	$(0.17)	$(0.21)

Basic — pro forma	$0.58	$(0.21)	$(0.22)

Diluted income, (loss) per share:
Diluted — as reported	$0.59	$(0.17)	$(0.21)

Diluted — pro forma	$0.58	$(0.21)	$(0.22)

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

4. Fresh Start and Purchase Accounting Adjustments

The Company’s emergence from Chapter 11 proceedings on March 10, 2004 resulted in a new reporting entity and adoption of fresh start accounting as of that date, in accordance with SOP 90-7. Also, on the Effective Date, because of its acquisition by Danielson, the Company applied purchase accounting, which like fresh start accounting requires assets and liabilities to be recorded at fair value. The incremental impact of applying purchase accounting was to adjust the value of the Company’s equity to the price paid by Danielson, including relevant acquisition costs and the consideration of the NOLs made available to the Company under the Tax Sharing Agreement.

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

In accordance with SFAS No. 141, the preliminary allocation of the equity values is subject to additional adjustment within one year after emergence from bankruptcy when additional information on asset and liability valuations becomes available. The Company expects that adjustment to recorded fair values may include those relating to:

•	property, plant, and equipment, intangibles, debt, and equity investments, all of which may change based on the consideration of additional analysis by the Company and its valuation consultants;

•	accrued expenses which may change based on identification of final fees and costs associated with emergence from bankruptcy, resolution of disputed claims, and completion of Chapter 11 Cases relating to the Remaining Debtors;

•	the principal amount of the Unsecured Notes (recorded as an estimated principal amount of $28 million), which estimate excludes any notes that may be issued if and when Remaining Debtors emerge from bankruptcy under a plan of reorganization, and which will adjust based upon the resolution of claims of creditors entitled to such notes as distributions; and

•	tax liabilities, which may be adjusted based upon additional information to be received from taxing authorities.

The table below reflects preliminary reorganization adjustments for the discharge of indebtedness, cancellation of old common stock and issuance of new common stock, issuance of notes, and the fresh start adjustments through September 30, 2004 and the resulting fresh start consolidated balance sheet as of March 10, 2004:

			Discharge of
	Predecessor	Liquidating Entities	Indebtedness and	Purchase			Successor
	March 10,	and Deconsolidation	Issuance of New	Accounting	Fresh Start		March 10,
	2004	Of Entities(a)	Indebtedness	Adjustments	Adjustments		2004
(In Thousands of Dollars)
Assets:
Current Assets:
Cash and cash equivalents	$120,941	$877	$(81,204)	$29,825 (c)	$(3,564)		$66,875
Restricted funds for emergence costs	99,986	—	—	—	—		99,986
Restricted funds held in trust	106,338	(4,845)	—	—	39		101,532
Receivables	223,835	(20,307)	—	—	(10,244	)(f)	193,284
Deferred income taxes	9,763	—	—	—	(8,475	)(g)	1,288
Prepaid expenses and other current assets	81,894	(5,121)	—	—	(20,271	)(h)	56,502

Total current assets	642,757	(29,396)	(81,204)	29,825	(42,515)		519,467
Property, plant and equipment-net	1,444,838	(97,101)	—	—	(419,774)		927,963
Restricted funds held in trust	117,824	(8,196)	—	—	(2,564)		107,064
Unbilled service and other receivables	130,168	(15,035)	—	—	—		115,133
Other intangible assets-net	33,381	(3,561)	—	—	(29,820)		—
Service and energy contracts	—	—	—	—	215,476		215,476
Investments in and advances to investees and Joint ventures	134,656	54,405	—	—	(112,863)		76,198
Other assets and other intangibles	63,946	(275)	—	—	(29,511	)(i)	34,160
Goodwill	—	—	(8,500)	(90,006)	98,506	(p)	—

Total Assets	$2,567,570	$(99,159)	$(89,704)	$(60,181)	$(323,065)		$1,995,461

			Discharge of
	Predecessor	Liquidating Entities	Indebtedness and	Purchase				Successor
	March 10,	and Deconsolidation	Issuance of New	Accounting		Fresh Start		March 10,
	2004	Of Entities (a)	Indebtedness	Adjustments		Adjustments		2004
(In Thousands of Dollars)
Liabilities and Shareholders’ Equity (Deficit):
Liabilities:
Current Liabilities:
Current portion of long-term debt	$20	$—	$—	$—		$—		$20
Current portion of project debt	113,681	(10,070)	—	—		25	(j)	103,636
Accounts payable	27,437	(3,235)	—	—		(631)		23,571
Accrued expenses	134,135	(5,296)	—	—		(14,862	)(k)	113,977
Accrued emergence costs	99,986	—	—	—		—		99,986
Deferred revenue	37,660	(2,453)	—	—		(9,001	)(n)	26,206

Total current liabilities	412,919	(21,054)	—	—		(24,469)		367,396
Long-term debt	53	—	328,000 (b)	—		—		328,053
Project debt	903,650	(71,905)	—	—		18,776	(l)	850,521
Deferred income taxes	195,164	—	—	(107,706	)(d)	116,491	(m)	203,949
Deferred revenue	127,925	—	—	—		(127,925	)(n)	—
Other liabilities	99,650	—	—	—		13,487	(o)	113,137
Liabilities subject to compromise	934,752	(6,368)	(928,384)	—		—		—

Total Liabilities	2,674,113	(99,327)	(600,384)	(107,706)		(3,640)		1,863,056

Minority interests	71,372	—	—	—		13,508		84,880

Shareholders’ Equity (Deficit):
Serial cumulative convertible preferred stock	33	—	—	—		(33)		—
Common stock	24,912	—	—	—		(24,912)		—
Capital surplus	188,156	—	—	47,525	(e)	(188,156)		47,525
Deficit	(392,095)	46	510,680	—		(118,631)		—
Accumulated other comprehensive income	1,079	122	—	—		(1,201)		—

Total Shareholders’ Equity (Deficit)	(177,915)	168	510,680	47,525		(332,933)		47,525

Total Liabilities and Shareholders’ Equity (Deficit)	$2,567,570	$(99,159)	$(89,704)	$(60,181)		$(323,065)		$1,995,461

Following are footnotes to the above Successor Condensed Consolidated Balance Sheet.

(a)	Excludes Covanta entities which are part of the Liquidating Plan and Covanta entities which remain in Chapter 11 and have been deconsolidated.

(b)	Reflects the issuance by Covanta of $205.0 million principal amount of new high yield secured notes, $28.0 million of estimated principal amount of new reorganization plan unsecured notes, and $95.0 million in principal amount of new CPIH term debt.

(c)	Reflects cash portion of the purchase price paid by Danielson.

(d)	Represents the reduction in net deferred income tax liabilities resulting from recording the income tax benefits arising from the estimated future utilization of Danielson’s NOLs.

(e)	Danielson’s purchase price includes $29.8 million in cash, $6.4 million in expenses and $11.3 million for the estimated fair value of stock purchase rights to be issued to certain of Covanta’s pre-petition creditors. Certain of these creditors were granted the right to purchase up to 3.0 million shares of Danielson common stock at $1.53 per share.

(f)	Includes a decrease of $11.3 million to adjust a tax receivable to fair value.

(g)	Reflects the effect of adjusting receivables to fair value.

(h)	Includes a decrease of $16.3 million in the fair value of spare parts.

(i)	Includes a $21.8 million reduction of unamortized bond issuance costs, exclusive of minority interests, to a fair value of $0 and a fair value adjustment of $6.2 million in deferred costs related to the Haverhill facility.

(j)	Includes a $10.2 million reduction of the current portion of the MCI facility project debt to a fair value of $0 and an increase of $10.5 million for the current portion on the fair market value premium on waste-to-energy project debt.

(k)	Includes a $11.0 million reduction in the MCI facility accrued expenses to a fair value of $0 in the Philippines and a reduction of $6.0 million to reclassify pension liabilities to long-term liabilities.

(l)	Primarily reflects an $18.3 million reduction of the long-term portion of the MCI facility project debt to a fair value of $0 and an increase of $34.4 million for the long-term portion of the fair market value premium on waste-to-energy project debt.

(m)	Reflects the change in deferred taxes resulting from the fair valuation of property, plant and equipment and intangibles, offset by the change in deferred taxes resulting from the decrease in the Company’s net operating loss carry forward and tax credit carry forwards which resulted from the extinguishment of debt..

(n)	Deferred income related to a power contract restructuring at the Haverhill facility was fair valued at $0.

(o)	Reflects an increase of $3.0 million to fair value tax reserves at $22.6 million, an increase of $6.0 million for the reclassification of pension liabilities from current liabilities, an increase of $18.4 million for additional pension liabilities, a decrease of $24.5 million to fair value a deferred credit at the Hennepin facility at $0 and an increase of $7.2 million to reflect a liability related to the extension of a service contract.

(p)	As of March 10, 2004, goodwill of $24.5 million was recorded to reflect the excess of the purchase price over the estimated net fair value of assets acquired. Subsequent to March 10, 2004, as a result of revisions to fair value estimates, the fair value of net assets acquired exceeded the purchase price paid. The excess has been used to reduce the carrying value of non current assets. The net effect of all such adjustments is as follows: (in millions of dollars):

Balance Sheet Item	Impact on Goodwill
Property, plant and equipment	$106.8
Service and energy contracts	102.6
Investment in joint ventures	(7.4)
Deferred revenue — non-current	(127.9)
Deferred income taxes	(101.9)
Other liabilities	(14.2)
Minority interests	13.5
Long-term debt	(8.5)
Other items	12.5

Goodwill	$(24.5)

5. Credit Arrangements

In connection with the effectiveness of the Reorganization Plan and the consummation of the DHC Transaction, the Company emerged from bankruptcy with a new debt structure. Domestic Borrowers have two facilities which provide letters of credit and liquidity; the First Lien Facility and the Second Lien Facility.

•	The First Lien Facility provides commitments for the issuance of letters of credit contractually required in connection with one waste-to-energy facility. These letters of credit are currently required in the aggregate amount of approximately $128 million as of September 30, 2004, and the contractually required amount generally decreases semi-annually in June and December of each year. The First Lien Facility has a term of five years, and requires cash collateral to be posted for issued letters of credit if Covanta has cash in excess of specified amounts. Covanta paid a 1% upfront fee upon entering into the First Lien Facility, and will pay with respect to each issued letter of credit (i) a fronting fee equal to the greater of $500 or 0.25% per annum of the daily amount available to be drawn under such letter of credit, (ii) a letter of credit fee equal to 2.5% per annum of the daily amount available to be drawn under such letter of credit, and (iii) an annual fee of $1,500.

•	The Second Lien Facility provides commitments in the aggregate amount of $118 million, up to $10 million of which shall also be available for cash borrowings on a revolving basis and the balance for letters of credit supporting the Company’s domestic and international businesses. The Second Lien Facility has a term of five years, and requires cash collateral to be posted for issued letters of credit if Covanta has cash in excess of specified amounts. The revolving loan component of the Second Lien Facility bears interest at either (i) 4.5% over a base rate with reference to either the Federal Funds rate of the Federal Reserve System or Bank One’s prime rate, or (ii) 6.5% over a formula Eurodollar rate, the applicable rate to be determined by Covanta (increasing by 2% over the then applicable rate in specified default situations). Covanta also paid an upfront fee of $2.8 million upon entering into the Second Lien Facility, and will pay (i) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, (ii) an annual agency fee of $30,000, and (iii) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit. As of September 30, 2004, letters of credit in the approximate aggregate amount of $70.9 million had been issued under the Second Lien Facility, and the Company had not sought to make draws against the $10 million liquidity facility of the Second Lien Facility.

As of September 30, 2004, no cash collateral was required to be posted under the First and Second Lien Facilities.

Total fees of $6.3 million in connection with the above two facilities paid on March 10, 2004 have been capitalized and are being amortized over the life of the credit facilities on a straight line basis. Both facilities are secured by the assets of the Domestic Borrowers not subject to security interests existing as of the Effective Date. The lien of the Second Lien Facility is junior to that of the First Lien Facility. The First Lien Facility and the Second Lien Facility are non-recourse to CPIH and its subsidiaries.

Also, CPIH and each of its domestic subsidiaries, which hold all of the assets and operations of the Company’s international businesses (the “CPIH Borrowers”) entered into one secured liquidity facility (the “CPIH Revolving Credit Facility”).

The CPIH Revolving Credit Facility is secured by a first priority lien on the CPIH stock and substantially all of the CPIH Borrowers’ assets not otherwise subject to security interests existing as of the Effective Date, and consists of commitments for cash borrowings of up to $10 million for purposes of supporting the international businesses. This $10 million commitment however is subject to permanent reductions as CPIH asset sales occur. Permanent reductions to the original commitment are determined by applying 50% of all net asset sales proceeds as they occur subject to certain specified limits. The CPIH revolving credit facility has a maturity date of three years and to the extent drawn upon bears interest at the rate of either (i) 7% over a base rate with reference to either the Federal Funds rate, of the Federal Reserve System or Deutsche Bank’s prime rate, or (ii) 8% over a formula Eurodollar rate, the applicable rate to be determined by CPIH (increasing by 2% over the then applicable rate in specified default situations). CPIH also paid a 2% upfront fee of $0.2 million, and will pay (i) a commitment fee equal to 0.5% per annum of the average daily calculation of available credit, and (ii) an annual agency fee of $30,000. As of September 30, 2004, CPIH had not sought to make draws on this facility and the outstanding commitment amount has been reduced to $9.1 million.

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

6. Long-Term Debt

Long-term debt (in thousands of dollars) consisted of the following:

	Successor	Predecessor
	September 30, 2004	December 31, 2003
High Yield Notes	$206,884	$—
Unsecured Notes (estimated)	28,000	—
CPIH term loan facility	83,212	—
9.25% debentures due 2022	—	100,000
Other long-term debt	342	10,563

	318,438	110,563
Less amounts subject to compromise	—	(110,485)
Less current portion of long term debt	(108)	(21)

Long term debt	$318,330	$57

Covanta also issued the High Yield Notes and issued or will issue the Unsecured Notes. The High Yield Notes and the Unsecured Notes are non-recourse to CPIH and its subsidiaries.

•	The High Yield Notes are secured by a third priority lien in the same collateral securing the First Lien Facility and the Second Lien Facility. The High Yield Notes were issued in the initial principal amount of $205 million, which will accrete to $230 million at maturity in seven years. Interest is payable at a rate of 8.25% per annum, semi-annually on the basis of the principal at final maturity; no principal is due prior to maturity of the High Yield Notes.

•	Unsecured Notes in a principal amount of $4 million were issued on the effective date of the Reorganization Plan, and the Company had as of September 30, 2004 issued Unsecured Notes in the aggregate amount of approximately $12.3 million. An additional $11.0 million in Unsecured Notes were issued on October 4, 2004. The Company expects to issue additional Unsecured Notes in a principal amount of approximately $5 million. Additional Unsecured Notes also may be issued to holders of allowed claims against the Remaining Debtors if and when they emerge from bankruptcy, and if the issuance of such notes is contemplated by the terms of any plan of reorganization confirmed with respect to such Remaining Debtors. The final principal amount of all Unsecured Notes will be equal to the amount of allowed unsecured claims against the Company’s operating subsidiaries which were reorganizing Debtors, and such amount will be determined when such claims are resolved through settlement or further proceedings in the Bankruptcy Court. The principal amount of Unsecured Notes indicated in the table above represents the expected liability upon completion of the claims process, excluding any additional Unsecured Notes that may be issued if and when Remaining Debtors reorganize and emerge from bankruptcy. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004. Interest is payable semi-annually on the Unsecured Notes at a rate of 7.5% per annum; principal is paid annually in equal installments beginning in March, 2006. The Unsecured Notes mature in eight years.

Also, the CPIH Borrowers entered into the CPIH Term Loan Facility in the principal amount of up to $95 million, of which approximately $83 million was outstanding as of September 30, 2004. The CPIH Term Loan Facility is secured by a second priority `lien on the same collateral as the CPIH Revolving Credit Facility, and bears interest at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable by adding it to the outstanding principal balance. The interest rate increases to 12.5% per annum in specified default situations. The CPIH Term Loan Facility matures in three years. The CPIH Term Loan Facility is non-recourse to Covanta and its other domestic subsidiaries. While CPIH’s term loan is outstanding CPIH’s cash balance is not available to be transferred to Domestic Covanta.

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

The maturities on long-term debt including capital lease obligations, (in thousands of dollars) at September 30, 2004 were as follows:

2004	$27
2005	110
2006	4,088
2007	87,129
2008	3,900
Later years	223,184

318,438
Less current portion	(108)

Long-term debt	$318,330

7. Project Debt

Project debt (in thousands of dollars) consisted of the following:

	Successor	Predecessor
	September 30, 2004	December 31, 2003
Revenue Bonds Issued by and Prime Responsibility of Municipalities:
3.625-6.75% serial revenue bonds due 2005 through 2011	$341,694	$320,960
5.0-7.0% term revenue bonds due 2005 through 2015	177,915	238,281
Adjustable-rate revenue bonds due 2006 through 2013	128,735	130,330
Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties:
5.25-8.9% serial revenue bonds due 2005 through 2008	30,575	58,620
Other Revenue Bonds:
4.7-5.5% serial revenue bonds due 2005 through 2015	80,130	79,390
5.5-6.7% term revenue bonds due 2014 through 2019	69,561	68,020
International project debt	103,488	148,364

	932,098	1,043,965
Less current portion of project debt	(104,385)	(108,687)

Long-term project debt	$827,713	$935,278

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

The maturities on long-term project debt (in thousands of dollars) at September 30, 2004 were as follows:

2004	$67,711
2005	93,211
2006	100,273
2007	98,150
2008	88,089
Later years	484,664

932,098
Less current portion	(104,385)

Long-term project debt	$827,713

8. Income taxes

Predecessor Company

The provision for income taxes of $215.4 million for the period January 1, 2004 through March 10, 2004 consists of an income tax provision of $229.3 million related to the increase in carrying value of certain assets to fair value recorded in connection with the Company’s adoption of fresh start accounting and the gain on cancellation of pre-petition debt.

The effective tax rate for the period January 1, 2004 through March 10, 2004 differs from the federal statutory rate as the Company has established a valuation allowance against certain foreign NOL’s and certain other fresh start adjustments to reduce them to the amounts that will more likely than not be realized.

No cash taxes are expected to be paid as a result of the $510.7 million gain on extinguishment of debt resulting from Covanta’s emergence from Bankruptcy. However, for U.S. income tax reporting purposes, as of the beginning of its short taxable period ending December 31, 2004, the Company will be required to reduce certain tax attributes, including (a) net operating loss carry-forwards of Covanta and (b) certain tax credit carry-forwards of Covanta, equal to the gain on the extinguishment of debt. The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Code, and the use of any of the Company’s net operating loss carry-forwards and tax credit carry-forwards generated prior to the ownership change that are not reduced pursuant to these provisions will be subject to an overall annual limitation. The Company does not expect to have any net operating loss carry forwards or tax credit carry forwards as a result of the extinguishment of debt.

Successor Company

Included in the net deferred tax liability of the Successor Company at September 30, 2004 is a deferred tax asset of $107.7 million related to Danielson NOLs that will be available to offset Covanta’s taxable income.

Danielson reported on its Form 10-Q for the quarter ending in September 30, 2004 that it had NOLs estimated to be approximately $680 million for federal income tax purposes as of the end of 2003. Under a Tax Sharing Agreement between Covanta and Danielson, up to $572 million of Danielson’s NOLs will be made available to offset the income tax liability of Covanta and its domestic subsidiaries (other than CPIH and its domestic subsidiaries, which are not consolidated for tax purposes). The Danielson NOLs will expire in various amounts from December 31, 2004 through December 31, 2023, if not used. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of Danielson’s tax consolidated group. The IRS has not audited any of Danielson’s tax returns. There can be no assurance that Danielson would prevail if the IRS were to challenge the use of the NOLs.

If Danielson were to undergo an “ownership change” as such term is used in Section 382 of the Internal Revenue Code, the use of its NOLs would be limited. Danielson will be treated as having had an “ownership change” if there is a more than 50% increase in stock ownership during a 3-year “testing period” by “5% stockholders”. Danielson’s Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve Danielson’s NOLs by avoiding such ownership change. The transfer restrictions were implemented in 1990, and Danielson expects that they will remain in-force as long as Danielson has NOLs. Danielson cannot be certain, however, that these restrictions will prevent such ownership change.

9. Pension and Post Retirement Benefits

Net periodic defined benefit pension and post-retirement expense were as follows (in thousands of dollars):

	Pension Benefits			Other Post Retirement Benefits
	For the period	For the period	For the	For the period	For the period	For the
	March 11, 2004	January 1, 2004	three months	March 11, 2004	January 1, 2004	three months
	through	through	ended	through	through	ended
	September 30,	March 10,	September 30,	September 30,	March 10,	September 30,
	2004	2004	2004	2004	2004	2004
Service cost	$4,638	$1,431	$2,077	$—	$—	$—
Interest cost	1,922	650	861	377	257	169
Expected Return on Assets	(1,313)	(450)	(588)	—	—	—
Amortization					—	—
Prior Service cost	—	(35)	—	—	—	—
(Gain)/Loss	—	127	—	—	128	—

Net periodic benefit cost	$5,247	$1,723	$2,350	$377	$385	$169

The Company has recorded a pension plan liability equal to the amount that the present value of projected benefit obligations (using a discount rate of 5.75%) exceeded the fair value of pension plan assets at March 10, 2004 in accordance with the provisions of Statement of Financial Accounting Standards No. 141 “Business Combinations”. The Company made contributions of $6.2 million to the plan in the nine months ended September 30, 2004.

In accordance with SFAS No. 141, on March 10, 2004 the company recorded a liability for the total projected benefit obligation in excess of plan assets for the pension plans and a liability for the total accumulated postretirement benefit obligation in excess of the fair value of plan assets for other benefit plans.

	Pension Benefits		Other Post Retirement Benefits
	For the period	For the	For the period	For the
	January 1, 2003	three months	January 1, 2003	three months
	through	ended	through	ended
	September 30,	September 30,	September 30,	September 30,
	2003	2003	2003	2003
Service cost	$4,490	$1,497	$1,042	$—
Interest cost	2,037	679	—	347
Expected Return on Assets	(1,020)	(340)	—	—
Amortization			—	—
Prior Service cost	(139)	(46)	—	—
(Gain)/Loss	482	161	443	148

Net periodic benefit cost	$5,850	$1,951	$1,485	$495

The Company has recorded a pension plan liability equal to the amount that the present value of projected benefit obligations (using a discount rate of 6.75%)

10. Business Segments

As a result of the reorganization during which business segments other than the Energy Business were shed, the Company now has two reportable segments, Domestic and International. The segment information for the prior year has been restated to conform with the current segments.

Covanta’s two segments develop, operate and in some cases own, energy generating facilities. The Company also operates certain water and wastewater facilities which serve communities.

Revenues and income from continuing operations by segment for the periods from March 11, 2004 through September 30, 2004, January 1, 2004 through March 10, 2004 and the nine months ended September 30, 2003 and for the three months ended September 30, 2004 and September 30, 2003 (in thousands of dollars) were as follows:

	For the period	For the period
	January 1, 2004	March 11, 2004	Nine months	Three months ended	Three months
	through	through	ended	ended	ended
	March 10,	September 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2004	2003
Revenues:
Domestic	$107,697	$311,491	$469,461	$135,547	$150,047
International	35,535	75,635	130,601	32,604	42,008

Total revenue	143,232	387,126	600,062	168,151	192,055

Income from operations:

	For the period	For the period
	January 1, 2004	March 11, 2004	Nine months	Three months ended	Three months
	through	through	ended	ended	ended
	March 10,	September 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2004	2003
Domestic	7,132	46,597	42,020	18,653	3,284
International	3,130	9,998	13,071	2,424	4,101

Operating income	10,262	56,595	55,091	21,077	7,385
Equity Income of unconsolidated investments	4,943	12,792	17,474	7,387	5,543
Interest expense — net	(5,207)	(22,373)	(27,037)	(9,761)	(8,081)
Reorganization items	(58,282)	—	(57,425)	—	(34,808)
Gain on cancellation of pre-petition debt	510,680	—	—	—	—
Fresh start adjustments	(214,927)	—	—	—	—

Income from continuing operations before income taxes, minority interests, discontinued operations and the cumulative effect of change in accounting principle	$247,469	$47,014	$(11,897)	$18,703	$(29,961)

11. Investments In and Advances to Investees and Joint Ventures

The following disclosure of unaudited results of operations and financial position are presented as required by the SEC’s rules pursuant to Regulation S-X Rule 4-08(g) and 3-09 (in thousands of dollars):

		Haripur Barge
	Quezon Power	Plant
	(The Philippines)	(Bangladesh)
Condensed Statements of Operations for the nine months ended September 30, 2004:
Revenues	$157,687	$27,150
Operating income	77,554	14,537
Net income	49,406	6,431
Company’s share of net income	12,907	2,900
Condensed Statements of Operations for the nine months ended September 30, 2003:
Revenues	$148,485	$25,453
Operating income	76,784	14,650
Net income	47,209	5,761
Company’s share of net income	12,333	2,558
Condensed Statements of Operations For the three months ended September 30, 2004:
Revenues	$55,446	$9,257
Operating income	30,571	4,766
Net income	21,367	2,134
Company’s share of net income	5,582	962
Condensed Statements of Operations For the three months ended September 30, 2003:
Revenues	$49,774	$8,800
Operating income	25,948	4,947
Net income	16,391	2,109
Company’s share of net income	4,282	951
Condensed Balance Sheets at September 30, 2004:
Current assets	$144,049	$25,105
Non-current assets	727,134	91,734
Total assets	871,183	116,839
Current liabilities	37,124	10,669
Non-current liabilities	496,909	56,500
Total liabilities	534,033	67,169
Condensed Balance Sheets at December 31, 2003:
Current assets	$143,725	$29,974
Non-current assets	741,169	95,429
Total assets	884,894	125,403
Current liabilities	56,912	18,185
Non-current liabilities	496,700	63,900
Total liabilities	553,612	82,085

The Company’s share of each of the net assets shown above is less than 5% of the Company’s consolidated assets.

Results of Operations for Remaining Debtors

The following table summarizes the results of operations of the remaining debtors for the period March 11, 2004 through September 30, 2004, and for the three months ended September 30, 2004. Due to uncertainty regarding the realizability of earnings of the Remaining Debtors, the Company has not recognized the earnings below. (in thousands of dollars):

	For the period	For the
	March 11, 2004	three
	Through	months ended
	September 30, 2004	September 30, 2004
Condensed Statements of Operations
Revenues	$17,212	$6,938
Operating income	1,671	366
Net income	1,657	359

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

	For the period
	January 1, 2004			For the nine months			For the three months
	Through			ended			ended
	March 10, 2004			September 30, 2003			September 30, 2003
	Income (Loss)	Shares	Per share	Income (Loss)	Shares	Per share	Income (Loss)	Shares	Per share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands of dollars except for per share amounts)
Basic Earnings (Loss)
Per Share:
From continuing operations	$29,563	49,821	$0.59	$(14,521)	49,818	$(0.30)	$(18,328)	49,821	$(0.37)

From discontinued operations	$—	49,821	$—	$14,759	49,818	$0.30	$8,068	49,821	$0.16

Cumulative effect of change in accounting principles	$—	49,821	$—	$(8,538)	49,818	$(0.17)	$—	$49,821	$—

Net income (Loss)	$29,563	49,821	$0.59	$(8,300)	49,818	$(0.17)	$(10,260)	49,821	$(0.21)

	For the period
	January 1, 2004			For the nine months				For the three months
	Through			ended				ended
	March 10, 2004			September 30, 2003				September 30, 2003
	Income (Loss)	Shares	Per share	Income (Loss)	Shares		Per share	Income (Loss)	Shares		Per share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)		Amount	(Numerator)	(Denominator)		Amount
Effect of Dilutive Securities:
Stock options		(A )			(A	)			(A	)
Restricted stock		3			(A	)			(A	)
Convertible preferred stock		198			(A	)			(A	)

Diluted Earnings (Loss) Per Share:
From continuing operations	$29,563	50,022	$0.59	$(14,521)	49,818		$(0.30)	$(18,328)	49,821		$(0.37)

From discontinued operations	$—	50,022	$—	$14,759	49,818		$0.30	$8,068	49,821		$0.16

Cumulative effect of change in accounting principles	$—	50,022	$—	$(8,538)	49,818		$(0.17)	$—	49,821		$—

Net income (Loss)	$29,563	50,022	$0.59	$(8,300)	49,818		$(0.17)	$(10,260)	49,821		$(0.21)

     (A) Antidilutive

Basic earnings per common share were computed by dividing net income (loss), reduced by preferred stock dividends, by the weighted average of the number of shares of common stock outstanding during each period.

Diluted earnings per common share were computed on the assumption that all convertible preferred stock, restricted stock and stock options converted or exercised during each period, or outstanding at the end of each period were converted at the beginning of each period or the date of issuance or grant, if dilutive. This computation provides for the elimination of related preferred dividends.

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options were 3,310,000, 3,704,000 and 3,653,000 for the periods ended March 10, 2004 and for the nine and three months ended September 30, 2003, respectively.

Shares of common stock to be issued, assuming conversion of convertible preferred stock, stock options and unvested restricted stock issued to employees and directors were not included in computation of diluted earnings per share as to do so would have been antidilutive.

The common stock so excluded from the calculation was zero for the periods January 1, 2004 through March 10, 2004 and the nine and three months ended September 30, 2003 for stock options, 198,000, 132,000 and 198,000 for the period January 1, 2004 through March 10, 2004 and the nine and three months ended September 30, 2003, respectively, for convertible preferred stock; and 3,000, 4,000 and 3,000 for the period January 1, 2004 through March 10, 2004 and the nine and three months ended September 30, 2003, respectively, for unvested restricted stock issued to employees.

13. Special Charges

The Company has incurred various expenses, described as special charges, which have been recognized in its continuing and discontinued operations. The following is a summary of the principal special charges (both cash and non-cash charges) recognized in the stub period ended March 10, 2004 and the periods ended September 30, 2004 and 2003 (in thousands of dollars):

		Charged
	Balance at	(Credited		Transferred to	Balance at
	March 11,	to)	Amounts	Liabilities subject	September 30,
	2004	Operations	Paid	to compromise	2004
March 11, 2004 - September 30, 2004
Severance for approximately 216 New York City employees	$988	$—	$(254)	$—	$734
Severance for approximately 60 employees terminated post petition	34	—	(24)	—	10
Key employee retention plan	985	—	(985)	—	—

Total	$2,007	$—	$(1,263)	$—	$744

		Charged
	Balance at	(Credited			Transferred to	Balance at
	January 1,	to)		Amounts	Liabilities subject	March 10,
	2004	Operations		Paid	to compromise	2004
January 1, 2004 - March 10, 2004
Severance for approximately 216 New York City employees	$1,470	$(312	)(A)	$(170)	$—	$988
Severance for approximately 60 employees terminated post petition	277	(239	)(A)	(4)	—	34
Key employee retention plan	1,425	(440	)(A)	—	—	985
Office closure costs	518	—		(48)	(470)	—

Total	$3,690	$(991)		$(222)	$(470)	$2,007

		Charged
	Balance at	(Credited		Transferred to	Balance at
	January 1,	to)	Amounts	Liabilities subject	September 30,
	2003	Operations	Paid	to compromise	2003
Nine months ended September 30, 2003
Severance for approximately 216 New York City employees	$1,600	$—	$(325)	$—	$1,275
Severance for approximately 80 energy employees	2,500	—	(136)	(2,364)	—
Severance for approximately 60 employees terminated post petition	4,350	—	(1,550)	—	2,800
Key employee retention plan	700	1,800	(1,075)	—	1,425
Office closure costs	1,200	—	(335)	—	865

Total	$10,350	$1,800	$(3,421)	$(2,364)	$6,365

(A) Reflects adjustments to reconcile to Bankruptcy Court amount at March 10, 2004.

14. Commitments and Contingent Liabilities

Covanta and certain of its subsidiaries have issued or are party to surety bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy facilities. The surety bonds relate to performance under its waste water treatment operating contracts ($8.5 million), possible closure costs for various energy projects when such projects cease operating ($10.8 million), and to energy businesses that have been sold and for which related surety bonds ($1.0 million) are expected to be cancelled in 2004.

CPIH is obligated to pay to certain unsecured creditors under the Reorganization Plan an amount equal to 5% of the first $80 million in asset sales proceeds used to pay down CPIH debt, if it were to affect asset sales. To date proceeds on asset sales are $1.8 million. CPIH is exploring the possibility of selling assets, and to date it has paid down approximately $0.9 million of CPIH debt from asset sales proceeds No liability has been recorded in connection with this commitment. In addition, CPIH has entered into agreements with several members of its management pursuant to which such individuals would be entitled to bonus payments based on the amount of principal on corporate debt CPIH is able to pay from asset sale proceeds, operational cash flow, or other sources. These bonuses are earned and accrued as the CPIH debt is paid down.

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

The potential costs related to the matter described below and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of the Company’s responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, the Company believes that the following proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In June, 2001, the EPA named the Company’s wholly-owned subsidiary, Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 potentially responsible parties (“PRPs”) at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire, a former waste oil recycling facility. The total quantity of waste oil alleged by EPA to have been disposed of by PRPs at the Beede site is approximately 14.3 million gallons, of which Covanta Haverhill’s contribution is alleged to be approximately 44,000 gallons. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. According to the EPA, the costs of response actions incurred as of January 2004 by the EPA and the State of New Hampshire Department of Environmental Services (“DES”) total approximately $19 million, and the estimated cost to implement the remedial alternative selected in the Record of Decision is an additional $48 million. Covanta Haverhill, Inc. is participating in discussions with other PRPs concerning EPA’s selected remedy for the site, in anticipation of eventual settlement negotiations with EPA and DES. Covanta Haverhill, Inc.’s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. The Company believes that based on the amount of waste oil materials Covanta Haverhill, Inc. is alleged to have sent to the site, its liability will not be material.

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

The Lake settlement is contingent upon, among other things, receipt of all necessary approvals, as well as a favorable outcome to the Company’s pending objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing service agreement that would be terminated under the proposed settlement. In November, 2003, the Bankruptcy Court conducted a trial on Mr. Gregg’s proofs of claim. At issue in the trial was whether Mr. Gregg is entitled to damages as a result of Covanta Lake’s proposed termination of the existing service agreement and entry into a waste disposal agreement with Lake County. On August 19, 2004, the Bankruptcy Court ruled on the Company’s claims objections, finding in favor of Covanta Lake. Based on the foregoing, the Company determined to propose a plan of reorganization for Covanta Lake, and on September 10, 2004 filed a plan of reorganization based on the Lake settlement (the “Lake Plan”).

Subsequent to filing of the Lake Plan, the Company entered into a settlement agreement with Mr. Gregg, pursuant to which the parties exchanged mutual releases. The settlement is not expected to adversely affect the Covanta Lake’s ability to consummate the Lake Plan and is subject to Bankruptcy Court approval.

The Lake Plan of reorganization provides for, among other things, a settlement of all litigation between Covanta Lake and Lake County and the refunding and payment of all amounts due with respect to secured project debt associated with the Lake project through new financing procured by the County. The Lake Plan includes the following treatment of creditor claims:

(i) the forgiveness of all amounts advanced by Covanta to Covanta Lake as super-priority debtor-in-possession loans and post-petition intercompany indebtedness; and

(ii) cash distributions to unsecured creditors of Covanta Lake reflecting each such unsecured creditor’s pro rata share of $325,000, which amount is expected to be adequate to fund cash distributions to unsecured creditors in the full amount of their respective claims allowed.

If it is confirmed by the Bankruptcy Court, the Lake Plan also contemplates that as one of the conditions to consummation, Covanta Lake and Lake County will enter into a new agreement as contemplated by the Lake settlement (the “Waste Disposal Agreement”, and that Covanta will provide a limited guarantee of Covanta Lake’s obligations under the Waste Disposal Agreement (the “New Covanta Guarantee”). It is contemplated that the Waste Disposal Agreement and the New Covanta Guarantee will provide for their cancellation, at Covanta’s option, if either the Bankruptcy Court’s confirmation of the Lake Plan or its approval of the Lake settlement were to be reversed on appeal. The Company believes that any such cancellation of the Waste Disposal Agreement and the New Covanta Guarantee would not result in any material liability to Covanta.

Depending upon the ultimate resolution of these matters with the County, Covanta Lake may determine to assume or reject one or more executory contracts related to the Lake Facility, terminate the service agreement with Lake County for its breaches and default and pursue litigation against Lake County. Based on this determination, the Company may reorganize or liquidate Covanta Lake. Depending on how Covanta Lake determines to proceed, creditors of Covanta Lake may receive little or no recovery on account of their claims.

2.	During 2003 Covanta Tampa Construction, Inc. (“CTC”) completed construction of a 25 million gallon per day desalination-to-drinking water facility under a contract with Tampa Bay Water (“TBW”) near Tampa, Florida. Covanta Energy Group, Inc., guaranteed CTC’s performance under its construction contract with TBW. A separate subsidiary, Covanta Tampa Bay, Inc. (“CTB”) entered into a contract with TBW to operate the Tampa Water Facility after construction and testing is completed by CTC.

As construction of the Tampa Water Facility neared completion, the parties had material disputes between them. These disputes led to TBW issuing a default notice to CTC and shortly thereafter CTC filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code.

In February 2004 the Company and TBW reached a tentative compromise of their disputes which was approved by the Bankruptcy Court.

On July 14, 2004, the Bankruptcy Court confirmed a plan of reorganization for CTC and CTB, which incorporated the terms of the settlement between the Company and TBW. That plan became effective on August 6, 2004 when CTC and CTB emerged from Bankruptcy. After payment of certain creditor claims under the CTC and CTB plan, the Company realized approximately $4 million of the proceeds from the settlement with TBW.

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

2.	Danielson and Covanta have entered into a corporate services agreement, pursuant to which Danielson provides to Covanta, at Covanta’s expense, certain administrative and professional services and Covanta pays most of Danielson’s expenses, which totaled $2.1 million for the period March 11, 2004 through September 30, 2004. In addition, Danielson and Covanta have entered into an agreement pursuant to which Covanta provides, at Danielson’s expense, payroll and benefit services for Danielson employees which totaled $0.1 million for the period March 11, 2004 through September 30, 2004. The amounts accrued but not paid under these arrangements totaled $0.5 million for the period March 11, 2004 through September 30, 2004.

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

ADDITIONAL INFORMATION

The following discussion addresses the financial condition of the Company as of September 30, 2004, and its results of operations for the quarter ended September 30, 2004, compared with the same period last year. It should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto for the periods ended September 30, 2004 and 2003 also contained in this report. It should also be read in conjunction with Company’s Audited Consolidated Financial Statements and Notes thereto for the period ended December 31, 2003 and Management’s Discussion and Analysis included in the Company’s 2003 Annual Report on Form 10-K and in its Quarterly Reports on Form 10-Q for the periods ended on March 31, 2004 and June 30, 2004, to which the reader is directed for additional information.

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

On March 10, 2004, Covanta and most of its subsidiaries engaged in waste-to-energy, water and independent power in the United States consummated their Reorganization Plan and emerged from their reorganization proceedings under Chapter 11 of the Bankruptcy Code. As a result of the consummation of the Reorganization Plan, Covanta became a wholly-owned subsidiary of Danielson. The subsidiaries of Covanta that own and operate the Warren County, New Jersey and Lake County, Florida waste to energy facilities (together the “Remaining Debtors”) remained in the Chapter 11 proceeding. Consequently, Covanta no longer includes these entities as consolidated subsidiaries in its financial statements. Covanta’s investment in these entities is recorded using the equity method as of March 10, 2004.

In addition, subsidiaries of Covanta that were involved in the Tampa Bay desalination project remained in the Chapter 11 proceeding until they emerged on August 6, 2004. In connection with the settlement of litigation associated with the Tampa Bay project, these subsidiaries emerged from bankruptcy without material assets or liabilities, and without contractual rights to operate the Tampa Bay facility. While Covanta’s investment in these subsidiaries was recorded using the equity method after March 10, 2004 and prior to August 6, 2004, it includes these entities as consolidated subsidiaries in its financial statements after August 6, 2004. The results of operations and financial condition of Domestic Covanta and CPIH are consolidated for financial reporting purposes.

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

Domestic Covanta also operates two water projects. One of these projects treats waste water prior to its discharge, under a contract with a municipality, and one project produces potable water which is distributed by a municipal entity. For these projects, Domestic Covanta receives revenue from service fees it charges municipal entities or other customers. Subsequent to its emergence from bankruptcy, Domestic Covanta ceased, or currently expects to cease, operations at five small municipal waste water treatment facilities in New York State as a result of negotiated transfers of operations and the exercise by municipal customers of contractual rights to terminate for convenience. The termination of these operations is not expected to have a material effect on the Company. The Company does not expect to grow its water business, and may consider further divestitures.

In its International segment, CPIH has ownership interests in, and/or operates, independent power production facilities in The Philippines, China, Bangladesh, India, and Costa Rica, and one waste-to-energy facility in Italy. During the third quarter, it also sold its interest in one project in Spain. These independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel oil. For these projects, CPIH receives revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

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

The Company believes that CPIH’s operations should also generate sufficient cash to meet its operational needs, capital expenditures and debt service prior to maturity on its corporate debt. However, due to risks inherent in foreign operations, CPIH’s receipt of cash distributions is less regular and predictable than that of Domestic Covanta. Management believes that it must continue to operate and maintain CPIH’s facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make cash distributions to CPIH. It will also seek to refinance its corporate indebtedness, or sell existing projects in an amount sufficient to repay such indebtedness, at or prior to its maturity in March, 2007. In those jurisdictions where its subsidiaries’ energy purchasers, fuel suppliers or contractors may experience difficulty in meeting payment or performance obligations on a timely basis, CPIH must seek arrangements which permit the subsidiary to meet all of its obligations. CPIH’s ability to grow by investing in new projects is limited by debt covenants in its principal financing agreements.

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

Domestic Covanta’s ability to optimize its cash flow should be enhanced under a tax sharing agreement with Danielson. This agreement provides that Danielson will file a federal tax return for its consolidated group of companies, including the subsidiaries which comprise Domestic Covanta, and that certain of Danielson’s NOLs will be available to offset the federal tax liability of Domestic Covanta. Consequently, Domestic Covanta’s federal income tax obligations will be substantially reduced. Covanta is not obligated to make any payments to Danielson with respect to the use of these NOLs. The NOLs will expire in varying amounts from December 31, 2004 through December 31, 2022, if not used. The IRS has not audited Danielson’s tax returns. See Note 8 to the Company’s consolidated financial statements for additional information regarding Danielson’s NOLs and factors which may affect their availability to offset taxable income of Domestic Covanta. If the NOLs were not available to offset the federal income tax liability of Domestic Covanta, Domestic Covanta would not have sufficient cash flow available to pay debt service on the Domestic Covanta corporate credit facilities. Because CPIH is not included as a member of Danielson’s consolidated taxpayer group, the tax sharing agreement does not benefit it.

Refinancing Corporate Debt.

Management believes that demonstrating Domestic Covanta’s ability to maintain consistent and substantial cash available for corporate debt service and letter of credit fees will enable it to refinance its corporate debt, as well as attract alternative sources of credit. Refinancing Domestic Covanta’s credit facilities may enable it to reduce the costs of its indebtedness and letters of credit, remove or relax restrictive covenants and provide Domestic Covanta with the additional flexibility to exploit appropriate growth opportunities in the future. The Company also believes that operating cash flows will not be sufficient to repay the High Yield Notes at maturity in 2011. Accordingly, the Company will have to derive such funds from refinancing, asset sales, or other sources. Domestic Covanta may refinance, without prepayment premium, the High Yield Notes prior to March 10, 2006. In addition, Domestic Covanta has three letter of credit facilities under which it obtained letters of credit required under agreements with customers and others. These facilities are of shorter duration than the related obligation of Domestic Covanta to provide letters of credit. Domestic Covanta will have to renew or replace these facilities in order to meet such obligations.

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

Domestic Covanta owns certain waste-to-energy facilities for which the debt service (principal and interest) on project debt is expressly included as a component of the service fee paid by the municipal client. As of September 30, 2004 the principal amount of project debt outstanding with respect to these projects was approximately $666 million. In accordance with GAAP, regardless of the actual amounts paid by the municipal client with respect to this component, the Company records revenues with respect thereto based on levelized principal payments during the contract term, which are then discounted to reflect when the principal payments are actually paid by the municipal client. Accordingly the amount of revenues recorded does not equal the actual payment of this component by the municipal client in any given contract year and the difference between the two methods gives rise to the unbilled service receivable recorded on the Company’s balance sheet. The interest expense component of the debt service payment is recorded based upon the actual amount of this component paid by the municipal client.

Covanta also owns two waste to energy projects for which debt service is not expressly included in the fee it is paid. Rather, Covanta receives a fee for each ton of waste processed at these projects. As of September 30, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $162 million. Accordingly, Domestic Covanta does not record revenue reflecting principal on this project debt. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest when due.

Covanta Operating Performance and Seasonality.

Covanta has historically performed its operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, in its contracts at domestic projects Covanta generally has limited its exposure for risks not within its control. For additional information about such risks and damages that Covanta may owe for its unexcused operating performance failures, see Covanta’s 2003 Annual Report on Form 10-K, as well as its Quarterly Reports on Form 10-Q. In monitoring and assessing the ongoing operating and financial performance of Covanta’s domestic businesses, management focuses on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.

A material portion of Covanta’s domestic service revenues and energy revenues is relatively predictable because it is derived from long term contracts where Domestic Covanta receives a fixed operating fee which escalates over time and a portion (typically 10%) of energy revenues. Domestic Covanta receives these revenues for performing to base contractual standards, including standards for waste processing and energy generation efficiency. These standards vary among contracts, and at three of its domestic waste-to-energy projects Covanta receives service revenue based entirely on the amount of waste processed instead of a fixed operating fee, and retains 100% of energy revenues generated. In addition, Domestic Covanta has benefited during 2004 from historically favorable pricing in energy and scrap metals markets. Domestic Covanta may receive material additional service and energy revenue if its domestic waste-to-energy projects operate at levels exceeding these contractual standards. Its ability to meet or exceed such standards at its domestic projects, and its general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or scrap metals, for projects where Domestic Covanta sells into those markets;

•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by a waste-to-energy facility;

•	Its ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	Contract counter parties ability to fulfill their obligations, including the ability of its various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at Domestic Covanta’s facilities; and

•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.

Covanta’s quarterly income from domestic operations within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance and the receipt of annual incentive fees, at many waste-to-energy facilities.

Domestic Covanta usually conducts scheduled maintenance twice each year at each of its domestic facilities, which requires that individual boiler units temporarily cease operations. During these scheduled maintenance periods, Domestic Covanta incurs material repair and maintenance expenses and receives less revenue, until the boiler units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand in the spring and fall. The spring scheduled maintenance period generally occurs during February, March and April and is typically more comprehensive and costly than the work conducted during the fall maintenance period, which usually occurs between mid-September and mid-November. As a result, Domestic Covanta has historically incurred its highest maintenance expense in the first quarter.

Domestic Covanta earns annual incentive revenues at most of its waste to energy projects by processing waste during each contract year in excess of certain contractual levels. As a result, such revenues are recognized if and when the annual performance threshold has been achieved, which can occur only near the end of each respective contract year. Many contract years coincide with the applicable municipal client’s fiscal year, and as a result, the majority of this incentive revenue has historically been recognized in the second quarter and to a lesser extent in the fourth quarter.

Given the seasonal factors discussed above relating to its domestic business, Domestic Covanta has historically experienced its highest operating income from its domestic projects during the second quarter and the lowest operating income during the first quarters.

Covanta’s cash provided by domestic operating activities also varies seasonally. Generally cash provided by domestic operating activities follows income with a one to two month timing delay for maintenance expense payables and incentive revenue receivables. In addition, most capital expense projects are conducted during the scheduled maintenance periods. Further, certain substantial operating expenses (including annual insurance payments typically due in the fourth quarter) are accrued consistently each month throughout the year while the corresponding cash payments are made only a few times each year, Generally, the first quarter is negatively impacted to some extent as a result of such seasonal payments. These factors historically have caused Covanta’s operating cash flow from its domestic projects to be the lowest during the first quarter and the highest during the third quarter.

The company may elect to pay its total insurance premiums during the fourth quarter 2004 rather than financing it over a portion of 2005. If the company makes such an election, the cash available for corporate debt will be negatively impacted in the fourth quarter.

Covanta’s annual and quarterly financial performance can be affected by many factors, several of which are outside Covanta’s control as are noted above. These factors can overshadow the seasonal dynamics described herein; particularly, with regard to quarterly cash from operations, which can be materially affected by changes in working capital.

CPIH Operating Performance and Seasonality.

Management believes that it must continue to operate and maintain CPIH’s facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make cash distributions to CPIH. In monitoring and assessing the ongoing performance of CPIH’s businesses, management focuses primarily on electricity sold, and plant availability at its projects. Several of CPIH’s facilities, unlike Covanta’s domestic facilities, generate electricity for sale only during periods when requested by the contract counterparty to the power purchase agreement. At such facilities, CPIH receives payments to compensate it for providing this capacity, whether or not electricity is actually delivered, if and when required. CPIH’s financial performance is also impacted by:

•	Changes in project efficiency due to equipment performance or auxiliary load;

•	Changes in fuel price for projects in which such costs are not completely passed through to the electricity purchaser through tariff adjustments, or delays in the effectiveness of tariff adjustments;

•	The amounts of electricity actually requested by purchasers of electricity, and whether when such requests are made;

•	Its ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	The financial condition and creditworthiness of purchasers of power and services provided by CPIH;

•	Fluctuations in the value of the domestic currency against the value of the U.S. dollar for projects in which CPIH is paid in whole or in part in the domestic currency of the host country;

•	Restrictions in repatriating dividends from the host country; and

•	Political risks associated with international projects.

CPIH’s quarterly income from operations and equity income vary based on seasonal factors,, primarily as a result of the scheduling of plant maintenance at Quezon and Chinese facilities and lower electricity sales during the Chinese holidays. The annual major scheduled maintenance for the Quezon facility is typically planned for the first quarter of each fiscal year, which reduces CPIH equity income from unconsolidated subsidiaries during that period. Boiler maintenance at CPIH’s Chinese facilities typically occurs in either the first or second fiscal quarters, which increases expense and reduces revenue. In addition, electricity sales are lower in the first quarter due to lower demand during the Chinese New Year. As a result of these seasonal factors, income from CPIH will typically be higher during the second half of the year compared to the first half.

Cash distributions from operating subsidiaries and partnerships to CPIH also vary seasonally but are generally unrelated to income seasonality. CPIH receives on a monthly basis modest distributions of operating fees. In addition, CPIH receives partnership distributions, which are typically prescribed by project debt documents and occur no more than several times per year for each project. Scheduled cash distributions from the Quezon and Haripur facilities, which are material, occur during the second and fourth quarters. As a result CPIH’s cash available to service the CPIH term loan is typically much greater during the second and fourth quarters than during the first and third quarters.

CPIH’s annual and quarterly financial performance can be effected by many factors several of which are outside CPIH’s control as are noted above. These factors can overshadow the seasonal dynamics described herein.

OPERATING RESULTS

The discussion below provides comparative information regarding the Company’s historical consolidated results of operations. The information provided below with respect to revenue, expense and certain other items for periods during 2004 was affected materially by several factors which did not affect such items for comparable periods during 2003. These factors principally include:

•	The application of fresh start and purchase accounting following the Company’s emergence from bankruptcy; which are described above in Note 4 of the Condensed Consolidated Financial Statements;

•	The exclusion of revenue and expense after March 10, 2004 relating to the operations of the Remaining Debtors (which prior to August 6, 2004 included subsidiaries involved with the Tampa Bay Project), which were no longer included as consolidated subsidiaries after such date;

•	The exclusion of revenue and expense after May, 2004 relating to the operations of the MCI facility, which commenced a reorganization proceeding under Philippine law on such date, and is no longer included as a consolidated subsidiary after such date;

•	The reduction of revenue and expense during 2004 from one hydroelectric facility because of the scheduled expiration of an operating agreement relating to such facility; and

•	The reduction of revenue and expense as a result of project restructurings effected during 2003 and the first quarter of 2004 as part of Covanta’s overall restructuring and emergence from bankruptcy.

The factors noted above must be taken into account in developing meaningful comparisons between the periods compared below.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

The Predecessor and Successor periods for 2004 have been combined on a non-GAAP basis to facilitate the following analysis of Covanta’s operations.

Consolidated Results

The following table summarizes the historical consolidated results of operations of the Company for the nine months ended September 30, 2004, and the nine months ended September 30, 2003 (in thousands of dollars):

	For the period	For the period	Combined results
	January 1, 2004	March 11, 2004	for the nine months	Nine months
	Through	through	ended	ended
	March 10, 2004	September 30, 2004	September 30 ,2004	September 30, 2003
Service revenues	$89,858	$261,826	$351,684	$374,583
Electricity and steam sales	53,307	124,153	177,460	214,277
Construction revenues	58	1,109	1,167	11,194
Other revenues	9	38	47	8

Total revenues	143,232	387,126	530,358	600,062

Plant operating expenses	100,774	244,194	344,968	375,646
Construction costs	73	374	447	15,412
Depreciation and amortization	13,426	38,510	51,936	54,637
Net interest on project debt	13,407	23,194	36,601	59,566
Other operating costs and expense	(209)	893	684	(414)
Net gain on sale of businesses and equity investments	(175)	(151)	(326)	(1,136)
Selling, general, and administrative expenses	7,597	24,270	31,867	27,463
Other (income) expenses-net	(1,923)	(753)	(2,676)	13,797

Total costs and expenses	132,970	330,531	463,501	544,971

Operating income	10,262	56,595	66,857	55,091
Equity in income of unconsolidated investments	4,943	12,792	17,735	17,474
Interest expense net	(5,207)	(22,373)	(27,580)	(27,037)
Reorganization items-expense	(58,282)	—	(58,282)	(57,425)
Gain on cancellation of pre-petition debt	510,680	—	510,680	—
Fresh start adjustments	(214,927)	—	(214,927)	—

Income from continuing operations	247,469	47,014	294,483	(11,897)
Income tax (expense) benefit	(215,395)	(18,849)	(234,244)	4,024
Minority interests	(2,511)	(3,922)	(6,433)	(6,648)
Gain from discontinued operations	—	—	—	14,759
Cumulative effect of change in accounting principles	—	—	—	(8,538)

Net Income (loss)	$29,563	$24,243	$53,806	$(8,300)

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

Consolidated revenues for the first nine months of 2004 decreased $69.7 million compared to the first nine months of 2003, which resulted from a reduction in energy sales in both the domestic and the international segments. Additional reductions in revenue are attributable to decreases in service fees and construction revenues in the domestic segment. See separate segment discussion below for details relating to these variances.

Consolidated total expenses before operating income for the first nine months of 2004 decreased $81.5 million compared to the first nine months of 2003, primarily due to decreases in plant operating costs, construction costs, net interest on project debt, and other expenses-net, offset by selling, general and administrative expenses. These expenses decreased $30.7 million, $15.0 million, $23.0 million and $12.1 million respectively for the first nine months of 2004 compared to the same period in 2003. Depreciation and amortization for the first nine months of 2004 decreased $2.7 million compared to the first nine months of 2003. On March 10, 2004 property, plant, and equipment were recorded at their estimated fair market values resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts. See separate segment discussion below for details relating to these variances.

Equity in income of unconsolidated investments for the first nine months of 2004 increased $0.3 million. The increase resulted from a $1.7 million increase in the international segment primarily from fresh start accounting adjustments. This increase was offset by a $1.4 million decrease in the domestic segment primarily due to the sale of the geothermal business in December of 2003.

Interest expense net for the first nine months of 2004 increased $0.5 million compared to the same period in 2003. The increase was primarily attributable to a $4.0 million increase in the international segment primarily due to the CPIH term loan which began upon emergence, along with a $1.4 million increase at a domestic facility (Montgomery) after obtaining a letter of credit which was required in the service agreement post emergence. These increases were offset by a $3.7 million decrease at the Onondaga and Hennepin facilities due to the restructuring of contracts.

Reorganization items for the first nine months of 2004 increased $0.9 million compared to the first nine months of 2003. The increase was primarily the result of a decrease in bankruptcy exit costs of $1.3 million, $2.0 million reduction in legal and professional fees, offset by an increase in severance costs of $4.2 million.

Gain on cancellation of pre-petition debt was $510.7 million for the first nine months of 2004. Gain on cancellation of pre-petition debt results from the cancellation on March 10, 2004 of the Company’s pre-petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to petition creditors.

Fresh start adjustments were $214.9 million for the first nine months of 2004. Fresh start adjustments represent adjustments to the carrying amount of the Company’s assets and liabilities to fair value in accordance with the provisions of SOP 90-7. See Note 4 to the condensed consolidated financial statements.

Minority interests for the first nine months of 2004 were comparable to the same period in 2003.

For the first nine months of 2003, gain from discontinued operations was $14.8 million due to the rejection of a waste-to-energy lease, sale of the Geothermal Business, and the final disposition of the Arrowhead Pond interests.

The cumulative effect of change in accounting principle of $8.5 million in the first nine months related to the January 1, 2003 adoption of SFAS No. 143.

Domestic Segment

The following table summarizes the historical results of operations of the Domestic segment for the nine months ended September 30, 2004, and for the nine months ended September 30, 2003 (in thousands of dollars):

		For the period
	For the period	March 11, 2004	Combined results
	January 1, 2004	Through	for the nine months	Nine months ended
	through March 10,	September 30,	ended September 30,	September 30,
	2004	2004	2004	2003
Service revenues	$88,697	$258,552	$347,249	$370,092
Electric & steam sales	18,942	51,822	70,764	88,171
Construction revenue	58	1,109	1,167	11,194
Other revenues	0	8	8	4

Total revenues	$107,697	$311,491	$419,188	$469,461

Operating Income	$7,132	$46,597	$53,729	$42,020

Total revenues for the Domestic segment for the first nine months of 2004 decreased $50.3 million compared to the first nine months of 2003. Service revenues declined $22.8 million, which was comprised of a $12.3 million decrease resulting from contracts which were restructured at the Hennepin and Onondaga facilities (including the elimination of project debt at the Hennepin facility) during the second half of 2003 as part of Covanta’s overall restructuring. It also reflects a $16.2 million reduction of service revenues at the Lake, Warren, and Tampa projects due to deconsolidation of the Remaining Debtors after March 10, 2004. These decreases were offset by a $5.1 million increase resulting primarily from higher scrap metal prices and escalation increases under fixed service agreements.

Electricity and steam sales for the first nine months of 2004 decreased $17.4 million compared to the first nine months of 2003. The decrease was primarily due to a $14.7 million decrease resulting from the planned expiration of a lease at one domestic hydroelectric facility, $1.0 million from the deconsolidation of the Remaining Debtors, and a $5.2 million decrease due to fresh start adjustments related to the elimination of amortization on the deferred gain relating to the Haverhill power purchase agreement. The foregoing decreases were offset by revenue increases of $2.2 million primarily related to increased energy pricing at the Union and Alexandria facilities.

Construction revenues for the first nine months of 2004 decreased $10.0 million compared to the first nine months of 2003. The decrease was primarily due to the Company’s substantial completion of the Tampa Bay desalination facility.

Plant operating costs for the first nine months of 2004 decreased $15.1 million compared to the first nine months of 2003. $8.9 million of this decrease was due to the deconsolidation of the Remaining Debtors noted in the revenue discussion above, and $12.6 million of this decrease was due to the planned expiration of a lease contract at a domestic hydroelectric facility in October 2003. These reductions were offset by an increase in domestic operating expense of $4.0 million primarily attributable to facility maintenance cost.

Construction costs for the first nine months of 2004 decreased $15.0 million compared to the first nine months of 2003. The decrease was primarily attributable to the Company’s substantial completion of the Tampa Bay desalination facility.

Depreciation and amortization for the first nine months of 2004 increased $1.6 million compared to the same period in 2003. On March 10, 2004 property, plant and equipment were recorded at their estimated fair market values resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts.

Net interest on project debt for the first nine months of 2004 decreased $20.6 million compared to the first nine months of 2003. The decrease was primarily the result of a reduction in project debt due to exclusion of debt service related to the deconsolidation of the Remaining Debtors noted above, the restructuring of debt at two domestic facilities in the last six months of 2003, and the reduction of project debt on another facility.

Other expenses (income)-net and selling, general and administrative expenses had a net decrease totaling $14.9 million in the first nine months of 2004 compared to the first nine months of 2003 primarily due to the provision for arena commitments recorded in the third quarter of 2003.

Income from operations for the Domestic segment for the first nine months of 2004 increased by $11.7 million compared to the first nine months of 2003. This increase is comprised of net increases due to cessation of construction activities ($4.9 million), higher energy and scrap metal revenues ($5.1 million ), lower interest expense on project debt ($20.6 million), and the net decreases in other expenses — net and selling, general and administrative expense which includes the provision for arena commitments of ($14.4 million) recorded in the third quarter of 2003. These increases are offset by net decreases due to higher operating and maintenance expenses ($4.0 million), the expiration of a hydroelectric lease ($2.1 million), restructuring of the existing projects ($12.3 million), the deconsolidation of Remaining Debtors ($8.3 million), the elimination of amortization of deferred gains due to fresh start adjustments ($5.2 million), and the increase in depreciation expense due to fresh start accounting adjustments ($1.6 million).

International Segment

The following table summarizes the historical results of operations of the International segment for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003 (in thousands):

		For the period
	For the period	March 11, 2004	Combined results
	January 1, 2004	Through	for the nine months	Nine months ended
	through March 10,	September 30,	ended September 30,	September 30,
	2004	2004	2004	2003
Service revenues	$1,161	$3,274	$4,435	$4,491
Electricity & steam sales	34,365	72,331	106,696	126,106
Other revenues	9	30	39	4

Total revenues	$35,535	$75,635	$111,170	$130,601

Operating income	$3,130	$9,998	$13,128	$13,071

Total revenues for the International segment for the first nine months of 2004 compared to the first nine months of 2003 decreased by $19.4 million. This decrease primarily resulted from the deconsolidation of the MCI facility and a $8.8 million energy sales reduction due to lower demand in 2004 at our facilities in India.

International plant operating costs were lower by $15.6 million, of which $12.4 million is due to deconsolidation of the MCI facility and $9.5 million was due to lower demand at CPIH’s facilities in India, offset by a $6.2 million increase in fuel costs at CPIH’s facilities in China.

Depreciation and amortization for the first nine months of 2004 decreased $3.5 million as a result of fresh start accounting adjustments.

Income from operations for the International segment for the first nine months of 2004 was comparable to the same period in 2003 due to a combination of lower plant operating costs in India, reductions in depreciation expense as a result of fresh start accounting adjustments, and the deconsolidation of the MCI facility, offset by an increase in fuel costs at our facilities in China and an increase in overhead costs at CPIH post emergence.

Quarter ended September 30, 2004 vs Quarter ended September 30, 2003

Consolidated Results

The following table summarizes the historical consolidated results of operations of the Company for the three months ended September 30, 2004 and the three months ended September 30, 2003 (in thousands of dollars):

	Three months	Three months
	ended	ended
	September 30, 2004	September 30, 2003
Service revenues	$112,437	$120,353
Electricity and steam sales	54,893	70,184
Construction revenues	821	1,517
Other revenues	—	1

Total revenues	168,151	192,055

Plant operating expenses	107,897	120,754
Construction costs	149	6,318
Depreciation and amortization	18,111	16,845
Net interest on project debt	10,218	19,208
Other operating costs	265	163
Net gain on sales of businesses	(151)	(719)

	Three months	Three months
	ended	ended
	September 30, 2004	September 30, 2003
Selling, general, and administrative expenses	11,098	7,777
Other expenses-net	(513)	14,324

Total costs and expenses	147,074	184,670

Operating income	21,077	7,385
Equity in income of unconsolidated investments	7,387	5,543
Interest expense net	(9,761)	(8,081)
Reorganization items-expense	—	(34,808)

Income (loss) from continuing operations	18,703	(29,961)
Income tax (expense) benefit	(6,813)	13,429
Minority interests	(1,632)	(1,796)
Gain from discontinued operations	—	8,068

Net Income (loss)	$10,258	$(10,260)

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

Revenues for the third quarter of 2004 decreased $23.9 million compared to the third quarter of 2003, which resulted primarily from reductions in energy sales in both the domestic and the international segments. Additional reductions in revenues were attributable to decreases in service fees in the domestic segment. See separate segment discussion below for details relating to these variances.

Consolidated total expense before operating income for the third quarter of 2004 decreased $37.6 million compared to the same period in 2003, primarily due to decreases in plant operating costs, construction costs, net interest on project debt, and other expenses-net offset by selling, general and administrative expenses. These expenses decreased $12.9 million, $6.2 million, $9.0 million and $11.5 million respectively for the third quarter of 2004 compared to the third quarter of 2003. Depreciation and amortization for the third quarter of 2004 increased $1.3 million compared to the same period in 2003. On March 10, 2004 property, plant, and equipment were recorded at their estimated fair market values resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts. See separate segment discussion below for details relating to these variances.

Equity income of unconsolidated investments for the third quarter of 2004 increased $1.8 million. The increase resulted from a $2.6 million increase in the international segment as a result of fresh start accounting adjustments. This increase was offset by a $0.8 million decrease in the domestic segment primarily due to the sale of the geothermal business in December of 2003.

Interest expense for the third quarter of 2004 increased $1.7 million compared to the same period in 2003. The increase was primarily attributable to a $1.8 million increase in the international segment primarily due to the CPIH term loan, which began upon emergence along with a $0.6 million increase at a domestic facility related to obtaining a letter of credit which was required in the service agreement post emergence. These increases were offset by a $0.9 million decrease at the Onondaga facility due to the restructuring of a contract.

Reorganization items for the third quarter of 2003 were $34.8 million. These items primarily consisted of $10.8 million in legal and professional fees, $23.4 million of bankruptcy exit costs, and severance costs of $0.6 million. No reorganization items were recorded subsequent to the Company’s emergence from bankruptcy on March 10, 2004.

The effective tax rate for the third quarter of 2004 was 36.4% compared to 44.8% for the third quarter of 2003.

Minority interests for the third quarter of 2004 were comparable to the same period in 2003.

For the third quarter of 2003 gain from discontinued operations was $8.1 million due to the rejection of a waste-to-energy lease, sale of the Geothermal Business, and the final disposition of the Arrowhead Pond interests.

Domestic Segment

The following table summarizes the historical results of operations of the Domestic segment for the three months ended September 30, 2004 and the three months ended September 30, 2003 (in thousands of dollars):

	Three months	Three months
	ended	ended
	September 30 2004	September 30, 2003
Service revenues	$110,930	$118,993
Electricity and Steam Sales	23,796	29,537
Construction revenues	821	1,517
Other revenues	—	—

Total revenues	$135,547	$150,047

Operating income	$18,653	$3,284

Total revenues for the Domestic segment for the third quarter of 2004 decreased $14.5 million compared to the third quarter of 2003. Service revenues for the third quarter of 2004 decreased $8.1 million compared to the third quarter of 2003. The decrease was primarily due to a $7.7 million reduction of service revenues from the Remaining Debtors due to deconsolidation, a $2.2 million decrease resulting from a domestic contract at a project that was restructured during 2003 and 2004 as part of Covanta’s overall restructuring. The foregoing revenue decreases were offset by a $1.1 million increase in revenues from scrap metal sales and escalation increases in fixed fees under service agreements combined.

Electricity and steam sales for the third quarter of 2004 decreased $5.7 million compared to the third quarter of 2003. The decrease was primarily due to a $4.7 million decrease resulting from the expiration of a lease at one domestic hydroelectric facility, a $2.2 million decrease due to the elimination of amortization of deferred revenue arrangement from the application of fresh start accounting requiring the fair value of the deferred gain on the Haverhill facility power purchase agreement, offset by a $0.8 million increase due to increased energy pricing at the Union and Alexandria facilities.

Construction revenue for the third quarter of 2004 decreased $0.7 million compared to the third quarter of 2003 resulting primarily from the completion of the desalination project in Tampa Bay.

Plant operating cost for the third quarter of 2004 decreased $7.0 million compared to the third quarter of 2003. $3.6 million of this decrease was due to the expiration of the lease at the hydroelectric facility noted above, and $4.6 million was related to the deconsolidation of the Remaining Debtors.

Construction costs for the third quarter of 2004 decreased $6.2 million compared to the third quarter of 2003. The decrease was primarily attributable to the Company’s substantial completion of the Tampa Bay desalination facility, offset by an increase due to the release of prior year accruals relating to Clean Air Act retrofit construction projects.

Depreciation and amortization for the third quarter of 2004 of increased $3.0 million compared to the same period in 2003. On March 10, 2004 property, plant, and equipment were recorded at estimated fair market value resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts.

Net interest on project debt for the third quarter of 2004 decreased $7.8 million compared to the third quarter of 2003. The decrease was primarily the result of a reduction in project debt due to exclusion of debt service related to the deconsolidation of the Remaining Debtors noted above, and the restructuring of debt at a domestic facility in the last six months of 2003.

Other expense-net and selling, general and administrative expenses had a net decrease of $12.7 million in the third quarter of 2004 compared to the third quarter of 2003. This decrease was primarily due to the provision for arena commitments of $14.4 million recorded in the third quarter of 2003.

Income from operations for the Domestic segment for the third quarter of 2004 increased by $15.4 million compared to the third quarter of 2003. This increase was comprised of net increases due to cessation of construction activities ($5.5 million), net decreases in other expenses-net and selling , general and administrative expense ($12.7 million), higher energy and scrap metal revenues ($1.1 million), and lower interest expense on project debt ($7.8 million). These increases were offset by the expiration of a hydroelectric lease

($1.1 million), restructuring of an existing project ($2.2 million), the elimination of amortization of deferred gains due to a fresh start adjustment ($2.2 million), the deconsolidation of Remaining Debtors ($3.1 million) and higher depreciation expense related to fresh start accounting adjustments ($3.0 million).

International Segment

The following table summarizes the historical results of operations of the International segment for the three months ended September 30, 2004 and the three months ended September 30, 2003 (in thousands of dollars):

	Three months	Three months
	ended	ended
	September 30, 2004	September 30, 2003
Service revenues	$1,507	$1,360
Electricity and steam sales	31,097	40,647
Other revenue	—	1

Total revenues	$32,604	$42,008

Operating income	$2,424	$4,101

Total revenues for the International segment for the third quarter of 2004 decreased $9.4 million compared to the third quarter of 2003 primarily due to a $4.1 million decrease due to lower demand in 2004 at two facilities in India, and a $5.5 million decrease due to the deconsolidation of the MCI Facility in The Philippines.

International plant operating costs were lower by $5.9 million, of which $6.1 million was due to deconsolidation of the MCI Facility in The Philippines, $4.0 million was due to lower demand at CPIH’s facilities in India, offset by a $3.9 million increase in fuel costs at CPIH’s facilities in China.

Depreciation and amortization for the third quarter of 2004 decreased $1.5 million compared to the same period in 2003 as a result of fresh start accounting adjustments.

Income from operations for the International segment for the third quarter of 2004 decreased $1.7 million compared to the third quarter of 2003. The decrease was due to a combination of lower plant operating costs in India, reductions in depreciation expense as a result of fresh start accounting adjustments, and the deconsolidation of the MCI Facility, offset by an increase in fuel costs at facilities in China and an increase in overhead costs at CPIH post emergence.

As planned, the Edison Bataan Facility in The Philippines was shut down in the third quarter due to the expiration of a power purchase contract which will modestly reduce future income and cash flow for CPIH.

CAPITAL RESOURCES AND COMMITMENTS

The following chart summarizes the various components and amounts of project and corporate debt of Domestic Covanta and CPIH as of September 30, 2004. Danielson has no obligations with respect to any of the project or corporate debt of the Company.

The following table summarizes Domestic Covanta’s and CPIH’s gross contractual obligations for corporate debt, and for project debt revalued as a result of adjustments required upon the Company’s emergence from bankruptcy (amounts expressed in thousands of dollars.)

	Payments Due by Period
		Less than one			After
	Total	year	1 to 3 years	4 to 5 years	5 years
Domestic Covanta project debt	$828,610	$79,632	$168,247	$160,938	$419,793
CPIH project debt	103,488	24,753	28,316	28,316	22,103

Total Project Debt	932,098	104,385	196,563	189,254	441,896

Domestic Covanta high yield notes	206,884	—	—	—	206,884
Domestic Covanta unsecured notes	28,000	—	7,800	7,800	12,400
CPIH term loan	83,212	—	83,212	—	—
Other long-term debt	342	108	234	—	—

Total other long-term debt	318,438	108	91,246	7,800	219,284

Total debt obligations of the company	1,250,536	104,493	287,809	197,054	661,180
Less:
Non-recourse project debt	(932,098)	(104,385)	(196,563)	(189,254)	(441,896)
Non-Recourse CPIH term debt (Note 6)	(83,212)	—	(83,212)	—	—

Domestic Covanta corporate debt	$235,226	$108	$8,034	$7,800	$219,284

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

With respect to such facilities, debt service is in most instances an explicit component of the fee paid by the municipal client. Such fees are paid by the municipal client to the trustee for the applicable project debt and held by the trustee until applied as required by the project debt documentation. While these funds are held by the trustee they are reported as restricted funds held in trust on the Company’s consolidated balance sheet, they are not generally available to the Company.

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

Corporate Debt. Domestic Covanta’s and CPIH’s corporate debt obligations arise from its Chapter 11 proceeding and are outlined on the following table:

Domestic Covanta Debt

Designation	Principal Amount	Interest	Principal Payments	Security
High Yield Notes	$206.9 million (as	Payable	Due on maturity on	Third priority lien in substantially
	of September 30,	semi-annually in	March 2011	all of the assets of the
	2004) accreting to	arrears at 8.25%		domestic borrowers (including
	an aggregate	per annum on		Covanta) not subject to prior
	principal amount of	$230 million		liens. Guaranteed by Covanta’s
	$230 million			domestic subsidiaries which are
borrowers

Designation	Principal Amount	Interest	Principal Payments	Security
Unsecured Notes	$28 million (est.),	Payable	Annual amortization	Unsecured and subordinated in
	based on	semi-annually in	payments of $3.9	right of payment to all senior
	determination of	arrears at 7.5% per	million with the	indebtedness of Covanta including,
	allowed pre-petition	annum	remaining balance due	the First Lien Facility and the
	unsecured		at maturity on March	Second Lien Facility, the High
	obligations		2012	Yield Notes; will otherwise rank
equal with, or be senior to, all
other indebtedness of Covanta

CPIH Debt

Designation	Principal Amount	Interest	Principal Payments	Security
Term Loan Facility	$83 million (as of	Payable monthly in	Due on maturity on	Second priority lien on
	September 30, 2004)	arrears at 10.5%	March 2007	substantially all of the CPIH
		per annum, 6.0% of		borrowers' assets not otherwise
		such interest to be		pledged
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

Other Commitments.

The Company’s other commitments as of September 30, 2004 were as follows (in thousands of dollars).

	Commitments Expiring by Period
		Less than	More than
	Total	one year	one year
Letters of Credit	$201,263	$29,496	$171,767
Surety Bonds	20,294	1,150	19,144

Total Other Commitments — net	$221,557	$30,646	$190,911

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

Two of these letters of credit relate to a waste to energy project and are provided under the First Lien Facility. This facility currently provides for letters of credit in the amount of approximately $128 million and generally reduces semi-annually in time and December of end year as the related contractual requirement reduces until 2009, when the letters of credit are no longer contractually required to be maintained. The other letters of credit are provided under the Second Lien Facility and one unsecured letter of credit facility, in support of Domestic Covanta’s businesses and to continue existing letters of credit required by CPIH’s businesses. Some of these letters of credit reduce over time as well, and one of such reducing letters of credit may be cancelled if Covanta receives an investment grade rating from both Moody’s Investors Service and Standard & Poor’s. As of September 30, 2004, Domestic Covanta had approximately $47 million in available capacity for additional letters of credit under the Second Lien Facility. The following table describes the reduction in letter of credit requirements, through 2009, for all existing letters of credit; the table does not include amounts with respect to new letters of credit that may be issued.

	2004	2005	2006	2007	2008	2009
Total First Lien LCs	$119,668	$108,967	$89,775	$90,918	$44,466	$0
Total Second Lien LCs	70,949	60,487	60,487	55,487	50,487	50,487
Total Other LCs	2,329	2,029	1,728	1,500	1,500	1,500

Total Combined LCs	$192,946	$171,483	$151,990	$147,905	$96,453	$51,987

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

Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to municipal clients and other parties that Covanta’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by the Company, Covanta’s potential maximum liability as of September 30, 2004 associated with the repayment of the municipalities’ debt on such facilities, amounted in aggregate to approximately $1.3 billion. This amount was not recorded as a liability in the Company’s Consolidated Balance Sheet as of September 30, 2004 as Covanta believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Company-owned waste to energy facilities could expose Covanta to recourse liability on project debt shown on the foregoing table. Covanta also believes that it has not incurred such damages at the date of the financial statements. If Covanta is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

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

At September 30, 2004, Domestic Covanta had $73.3 million in unrestricted cash, reflecting a net increase of $22.3million in unrestricted cash since June 30, 2004. In addition, as of September 30, 2004 Domestic Covanta had $39.6 million in cash held in restricted accounts to pay for additional emergence expenses that are estimated to be paid after emergence. Cash held in such reserve accounts is not available for general corporate purposes.

During the third quarter, CPIH made payments of $4.0 million to reduce outstanding principal on its term loan, a portion of which was funded by the sale of its interest in an energy facility in Spain. At September 30, 2004, CPIH had $5.2 million in its domestic accounts. CPIH also had $11.0 million related to cash held in foreign bank accounts that could be difficult to transfer to the U.S due to the: (i) requirements of the relevant project financing documents; (ii) applicable laws affecting the foreign project;: (iii) contractual obligations; (iv) and prevention of material adverse tax liabilities to the company and subsidiaries. While CPIH’s term loan is outstanding CPIH’s cash balance is not available to be transferred to Domestic Covanta.

Restricted funds held in trust largely reflects payments from municipal clients under Service Agreements as the part of the service fee due reflecting debt service. These payments are made directly to the trustee for the related project debt and are held by it until paid to project debt holders. The Company does not have access to these funds.

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

The following table provides additional information with respect to cash available to pay Domestic Covanta’s and CPIH’s corporate debt and letter of credit fees, for the quarter ended September 30, 2004 in thousands of dollars.

	DOMESTIC	CPIH	CONSOLIDATED
Operating Income	$18,653	$2,424	$21,077
Depreciation and Amortization	16,097	2,014	18,111
Change in unbilled service receivables	2,518	—	2,518
Project debt principal repaid	(4,258)	(4,808)	(9,066)
Change in restricted funds held in trust	(30,552)	1,980	(28,572)
Change in restricted funds for emergence costs	5,978	—	5,978
Change in Accrued emergence costs	(5,978)	—	(5,978)
Change in other liabilities	19,427	(272)	19,155
Distributions to minority interests	(1,622)	(1,162)	(2,784)
Amortization of premium and discount	(3,218)	—	(3,218)
Proceeds from sale of businesses	—	1,844	1,844
Investments in facilities	(1,750)	(193)	(1,943)
Change in other assets	22,489	8,997	31,486

Cash generated for corporate debt and letter of credit fees, pre-tax	37,784	10,824	48,608
Corporate Income Taxes paid:
Foreign	—	(666)	(666)
State	(2,455)	—	(2,455)
Federal	(600)	—	(600)

Cash generated for corporate debt and letter of credit fees, after taxes	34,729	10,158	44,887
Cash Balance, Beginning of Period	51,021	11,652	62,673

Cash Available for Corporate Debt and Letter of Credit Fees	85,750	21,810	107,560
Corporate Debt Service and Letter of Credit Fees Paid-Net	(12,407)	(1,612)	(14,019)
Payment of Principal Corporate Debt	(9)	(4,041)	(4,050)

Cash Balance, End of Period	$73,334	$16,157	$89,491

Reconciliation of cash generated for corporate debt and letter of credit fees after taxes to cash provided by operating activities for the three months ended September 30, 2004 (dollars in thousands):

Cash generated for corporate debt and letter of credit fees, after taxes for the three months ended September 30, 2004	$44,887
Investment in Facilities	1,943
Distributions from investees and joint ventures	—
Other cash provided in investing activities	497
Borrowing for facilities	—
Change in restricted funds held in trust	28,572
Payment of project debt	9,066
Distribution to minority partners	2,784
Corporate debt service and letter of credit fees paid — net	(14,019)

Cash provided by operating activities for the three months ended September 30, 2004	73,730
Cash provided by operating activities for the period March 11, 2004 to June 30, 2004	26,588

Cash provided by operating activities for the period March 11, 2004 to September 30, 2004	$100,318

The domestic cash generated for corporate debt and letter of credit fees, after tax for the quarter ended September 30, 2004 was $34.7 million as compared to the second quarter of $7.7 million. The increase is largely driven by seasonal factors which include the third quarter receipt of a substantial portion of the Covanta’s annual incentive revenue as well as reduced payments in the third quarter relating to semi-annual scheduled maintenance work. In addition to the typical seasonal influences, cash generation in the third quarter benefited from a payment of approximately $4 million relating to the close out of our Tampa water project as well as other changes in working capital. Management anticipates that the company will be a net user of cash during the fourth quarter due in large part to payments associated with scheduled semi annual maintenance work and annual insurance premiums.

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

Domestic Covanta and CPIH have entered into the following credit facilities which provide liquidity and letters of credit relating to their respective businesses. As of September 30, 2004, neither Domestic Covanta nor CPIH had made any borrowings under their respective liquidity facilities.

Designation	Purpose	Term	Security
Domestic Covanta Facilities
First Lien Facility	To provide for	Expires March 2009	First priority lien in substantially all
	letter of credit		of the assets of the domestic borrowers
	required for a		(including Covanta) not subject to prior
	Covanta waste to		liens. Guaranteed by Covanta's
	energy facility		subsidiaries which are domestic
borrowers. Also, to the extent that no
amounts have been funded under the
revolving loan or letters of credit,
Covanta is obligated to apply excess cash
to collateralize its reimbursement
obligations with respect to outstanding
letters of credit, until such time as
such collateral equals 105% of the
maximum amount that may at any time be
drawn under outstanding letters of
credit.

Second Lien Facility	To provide for	Expires March 2009	Second priority lien in substantially all
	certain existing		of the assets of the domestic borrowers
	and new letters of		not subject to prior liens. Guaranteed by
	credit and up to		domestic borrowers. Also, to the extent
	$10 million in		that no amounts have been funded under
	revolving credit		the revolving loan or letters of credit,
	for general		Covanta is obligated to apply excess cash
	corporate purposes		to collateralize its reimbursement
obligations with respect to outstanding
letters of credit, until such time as
such collateral equals 105% of the
maximum amount that may at any time be
drawn under outstanding letters of
credit.

CPIH Facility

Revolving Loan Facility	Up to $9.1 million	Expires March 2007	First priority lien on the stock of CPIH
and substantially all of the CPIH
borrowers' assets not otherwise pledged

See Note 5 to the Consolidated Financial Statements.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

In preparing its financial statements in accordance with U.S. generally accepted accounting principles the Company is required to use its judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. (See Note 3 to the Consolidated Financial Statements). Many of our critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions.

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

Net Operating Loss Carryforwards — Deferred Tax Assets

As described in Note 8 to the Consolidated Financial Statements, the Company has recorded a deferred tax asset related to the NOLs made available to Covanta through a tax sharing agreement with Danielson. The amount recorded was calculated based upon future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) future operating income expected from the Company’s waste-to-energy business, to the extent it is reasonably predictable.

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

Treatment of Pass Through Costs

Pass through costs are costs for which the Company receives a direct contractually committed reimbursement from the municipal client which sponsors a waste to energy project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net in the Company’s Financial Statements. Total pass through expenses for the periods March 11, 2004 through September 30, 2004, January 1, 2004 through March 10, 2004, and the first nine months of 2003 were $25.5 million, $10.0 million, and $39.9 million.

SUPPLEMENTAL INFORMATION ABOUT DOMESTIC COVANTA WASTE TO ENERGY PROJECT OWNERSHIP STRUCTURES

Covanta’s waste-to-energy business originally was developed in response to competitive procurements conducted by municipalities for waste disposal services. One of the threshold decisions made by each municipality early in the procurement process was whether it, or the winning vendor, would own the facility to be constructed; there were advantages and disadvantages to the municipality with both ownership structures. As a result, Domestic Covanta today operates many publicly owned facilities, and owns and operates many others. In addition, as a result of acquisitions of additional projects originally ownd or operated by other vendors. Domestic Covanta operates several projects under a lease structure where a third party lessor owns the project. In all cases, Domestic Covanta operates each facility pursuant to a long-term contract, and provides the same service in consideration of a monthly service fee paid by the municipal client.

Under both ownership structures, the municipalities typically borrowed funds to pay for the facility construction, by issuing bonds. In a private ownership structure, the municipal entity loans the bond proceeds to Domestic Covanta’s project subsidiary, and the facility is recorded as an asset, and the project debt is recorded as a liability, on Covanta’s consolidated balance sheet. In a public ownership structure, the municipality would pay for construction without loaning the bond proceeds to Domestic Covanta, and Covanta records as an asset the value of its relationship with its municipal client.

Regardless of whether a project was owned by Domestic Covanta or its municipal client, the municipality is generally responsible for repaying the project debt after construction is complete. Where it owns the facility, the municipality pays periodic debt service directly to a trustee under an indenture. For most projects where Domestic Covanta owns the facility, the municipal client pays debt service as a component of its monthly service fee payment to Domestic Covanta. As of September 30, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $666 million. As with a public ownership structure, this debt service payment is retained by a trustee, and is not held or available to Covanta for general use. In these private ownership structures, Covanta records on its consolidated financial statements revenue with respect to debt service (both principal and interest) on project debt, and expense for depreciation and interest on project debt.

Domestic Covanta also owns two waste to energy projects for which debt service is not expressly included in the fee it is paid. Rather, Domestic Covanta receives a fee for each ton of waste processed at these projects. As of September 30, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $162 million. Accordingly, Domestic Covanta does not record revenue reflecting principal on this project debt. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest when due.

For Domestic Covanta-owned projects, all cash held by trustees is recorded as restricted funds held in trust. For facilities not owned by Domestic Covanta, Covanta does not incur, nor does it record project debt service obligations, project debt service revenue or project debt service expense.

Domestic Covanta generates electricity and/or steam for sale at all of its waste to energy projects, regardless of ownership structure. During the term of its operating contracts with its municipal clients, most of the revenue from electricity and steam sales (typically 90%) benefits the municipal client as a reduction to its monthly service fee obligation to Covanta.

Generally, the term of Domestic Covanta’s operating contracts with its municipal clients coincides with the term of the bonds issued to pay for the project construction. Therefore, another important difference between public and private ownership of Domestic Covanta’s waste to energy projects is project ownership after these contracts expire. In many cases, the municipality has contractual rights (not obligations) to extend the contract. If a contract is not extended on a publicly owned project, Domestic Covanta’s role, and its revenue, with respect to that project would cease. If a contract is not extended on a Domestic Covanta-owned project, it would be free to enter into new revenue generating contracts for waste supply (with the municipality, other municipalities, or private waste haulers) and for electricity or steam sales. Domestic Covanta would in such cases have no remaining project debt to repay from project revenue, and would be entitled to retain 100% of energy sales revenue.

SUPPLEMENTAL FINANCIAL INFORMATION ABOUT DOMESTIC COVANTA AND CPIH

The following condensed consolidating balance sheets, statements of operations and statements of cash flow provide additional financial information for Domestic Covanta and CPIH. Because Domestic Covanta and CPIH have had separate capital structures and cash management systems only since the Company emerged from bankruptcy on March 10, 2004, comparable information did not exist prior to the Company’s emergence from bankruptcy. For this reason, and because the difficulty and limited usefulness of generating information for the short portion of March, 2004, this supplemental information covers the period from July 1, 2004 through September 30, 2004.

CONDENSED CONSOLIDATING BALANCE SHEETS

For the Period Ended September 30, 2004

(In Thousands of Dollars)

	DOMESTIC	CPIH	CONSOLIDATED
Assets
Current Assets:
Cash and cash equivalents	$73,334	$16,157	$89,491
Restricted funds for emergence costs	39,590	—	39,590
Restricted funds held in trust	112,920	28,292	141,212
Unbilled service receivable	51,221	—	51,221
Other current assets	138,814	39,665	178,479

Total current assets	415,879	84,114	499,993
Property, plant and equipment-net	801,042	101,780	902,822
Restricted funds held in trust	99,295	15,186	114,481
Service and energy contracts	203,618	558	204,176
Unbilled service receivable	95,360	—	95,360
Other assets	45,312	72,410	117,722

Total Assets	$1,660,506	$274,048	$1,934,554

Liabilities and Shareholders’ Equity:
Current liabilities:
Current portion of long-term debt	$108	$—	$108
Current portion of project debt	79,632	24,753	104,385
Accrued emergence costs	39,590	—	39,590
Other current liabilities	123,102	25,455	148,557

Total current liabilities	242,432	50,208	292,640
Long-term debt	235,119	83,211	318,330
Project debt	748,978	78,735	827,713
Deferred income taxes	214,592	11,175	225,767
Other liabilities	114,659	2,226	116,885

Total liabilities	1,555,780	225,555	1,781,335
Minority interests	43,722	39,452	83,174
Total Shareholders’ Equity	61,004	9,041	70,045

Total Liabilities, Minority interests and Shareholders’ Equity	$1,660,506	$274,048	$1,934,554

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months ended September 30, 2004
(In Thousands of Dollars)

	DOMESTIC	CPIH	CONSOLIDATED
Total revenues	$135,547	$32,604	$168,151

Depreciation and amortization	16,097	2,014	18,111
Net interest on project debt	7,232	2,986	10,218
Other costs and expenses	93,565	25,180	118,745

Total costs and expenses	116,894	30,180	147,074

Operating income	18,653	2,424	21,077
Equity in income from unconsolidated investments	171	7,216	7,387
Interest expense (net of interest income of ($41 and $739)	(8,104)	(1,657)	(9,761)

Income from operations before income taxes and minority interests	10,720	7,983	18,703
Income tax expense	(4,482)	(2,331)	(6,813)
Minority interests	(629)	(1,003)	(1,632)

Net income	$5,609	$4,649	$10,258

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2004
(In Thousands of Dollars)

	DOMESTIC	CPIH	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,609	$4,649	$10,258
Adjustments to Reconcile Net income to Net Cash Provided by Operating Activities:
Depreciation and amortization	16,097	2,014	18,111
Deferred income taxes	3,647	1,016	4,663
Equity in income from unconsolidated investments	(171)	(7,216)	(7,387)
Accretion of principal on Senior Secured Notes	849	—	849
Amortization of premium and discount	(3,218)	—	(3,218)
Other	1,362	1,316	2,678
Management of Operating Assets and Liabilities:
Unbilled service receivables	2,518	—	2,518
Restricted funds held in trust for emergence costs	5,978	—	5,978
Other assets	23,053	8,683	31,736
Accrued emergence costs	(5,978)	—	(5,978)
Other liabilities	13,104	418	13,522

Net cash provided by operating activities	62,850	10,880	73,730

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in facilities	(1,750)	(193)	(1,943)
Proceeds from sale of business	—	1,844	1,844
Other	(2,346)	5	(2,341)

Net cash (used in) provided by investing activities	(4,096)	1,656	(2,440)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) decrease in restricted funds held in trust	(30,552)	1,980	(28,572)
Payment of project debt	(4,258)	(4,808)	(9,066)
Payment of corporate debt	(9)	(4,041)	(4,050)
Other	(1,622)	(1,162)	(2,784)

NET CASH USED IN FINANCING ACTIVITIES	(36,441)	(8,031)	(44,472)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,313	4,505	26,818
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,021	11,652	62,673

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,334	$16,157	$89,491

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following is a summary discussion of the changes in market risk inherent in Covanta’s business to the extent such risks have changed since December 31, 2003. Additional quantitative market risk disclosures for Covanta are included in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2003, and in its Quarterly Report on Form 10-Q for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004

Interest Rate Risk

Covanta’s long-term debt is subject to an adverse change in fair value if interest rates were to fall on fixed rate debt. For fixed rate debt, the potential increase in fair value from a 20 percent hypothetical decrease in the underlying September 30, 2004 market interest rates would be approximately $24.5 million.

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

Item 4. Controls and Procedures

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

Covanta’s management, including the Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within Covanta have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Throughout 2004, and particularly following its acquisition by Danielson, Covanta has worked diligently to document and evaluate its internal controls over financial reporting in order to allow it to report on, and allow its independent auditors to attest to, these internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting, (ii) a description of the framework used by management to conduct its evaluation of these controls, (iii) management’s assessment of the effectiveness of these internal controls as of the end of 2004, and (iv) a statement as to whether Covanta’s independent auditors have issued an attestation report on management’s assessment of these controls.

Management acknowledges its responsibility for internal controls over financial reporting, and has sought and continues to seek to improve these controls. In addition, in order to achieve compliance with Section 404 within the required period to document and evaluate its internal controls over financial reporting, management has dedicated internal resources, and engaged external consultants and advisors, to develop and execute a work plan intended to (i) integrate and coordinate Covanta’s internal controls with those of Danielson in order to create a uniform control environment, (ii) document and assess the adequacy of Covanta’s internal controls over financial reporting, (iii) take steps to improve controls where appropriate, (iv) test that controls are functioning as designed, and (v) keep Covanta’s independent auditors apprised of its progress on an ongoing basis. Covanta believes this process is consistent with the objectives of Section 404. Covanta’s documentation and testing to date have identified certain aspects of its internals controls over financial reporting that it believes require remediation. Where such circumstances have been identified, management has implemented such remediation. While Covanta continues to dedicate substantial resources to this effort, it can provide no assurance as to its, or its independent auditors’, conclusions as of the end of 2004 with respect to the effectiveness of its internal control over financial reporting under Section 404. The existence of the above factors and circumstances create a risk that Covanta, or its independent auditors, will not be able to conclude that, as of the end of 2004, its internal controls over financial reporting are effective as required by Section 404.

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

Date: November 8, 2004	COVANTA ENERGY CORPORATION (Registrant)
By: /s/ Anthony J. Orlando Anthony J. Orlando President, Chief Executive Officer
Date: November 8, 2004	COVANTA ENERGY CORPORATION (Registrant)
By: /s/ Craig D. Abolt Craig D. Abolt Senior Vice President, Chief Financial Officer