Form 10-K
period 2004-12-31
COVANTA ENERGY CORP
filed 2005-03-17
CIK 73902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-3122
COVANTA ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-5549268
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employee Identification No.)

40 Lane Road, Fairfield, N.J. (Address of Principal Executive Offices)	07004 (Zip Code)
Registrant’s telephone number, including area code:
(973) 882-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	N/A
Securities registered pursuant to Section 12(g) of the Act:
N/A
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as the last business day of the registrant’s most recently complete second fiscal quarter. $0
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).     Yes ☐          No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by checkmark whether the registrant has filed all reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan of reorganization confirmed by a court.     Yes ☑          No ☐
Common Stock, par value $0.01 per share; 200 shares authorized.
APPLICABLE ONLY TO CORPORATE ISSUERS:
          The number of shares of the registrant’s common stock outstanding as of March 9, 2005 was 200 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
NONE

PART I

Item 1.	BUSINESS
INTRODUCTION
      Covanta Energy Corporation (“Covanta”) and its subsidiaries (together with Covanta, the “Company”) develop and construct, own and operate for others key infrastructure for the conversion of waste-to-energy and independent power production in the United States and abroad. The Company owns or operates 51 power generation facilities, 38 of which are in the United States and 13 of which are located outside of the United States. The Company’s power generation facilities use a variety of fuels, including municipal solid waste, water (hydroelectric), natural gas, coal, wood waste, landfill gas, heavy fuel oil and diesel fuel. The Company also operates one potable water treatment facility which is located in the United States. Until September 1999, and under prior management, the Company was also actively involved in the entertainment and aviation services industries.
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
      The subsidiaries of Covanta that own and operate the Warren County, New Jersey waste-to-energy facility (together the “Remaining Debtors”) remain in Chapter 11. The subsidiaries of Covanta that were involved in the Tampa Bay desalination project (“Tampa Bay Facility”) remained in the Chapter 11 proceeding until they emerged on August 6, 2004. These subsidiaries emerged from bankruptcy without material assets or liabilities, and without contractual rights to operate the Tampa Bay Facility. Additionally, the subsidiary of Covanta that operates the waste-to-energy facility in Lake County, Florida (“Covanta Lake”) remained in the Chapter 11 proceeding until emergence on December 12, 2004. Covanta Lake and the County entered into new agreements, releases and financing arrangements contemplated by the Plan of Reorganization described below.
      Covanta was known as Ogden Corporation prior to March  13, 2001. The Company was incorporated in Delaware as a public utility holding company on August 4, 1939. In 1948, the Company registered with the Securities and Exchange Commission (the “SEC”) as a closed-end investment company. Following several acquisitions, the Company no longer qualified as an investment company and from 1953 until 1999 operated as a diversified holding company operating through subsidiaries. In May 1966, Ogden Corporation was listed on the New York Stock Exchange (“New York Stock Exchange”).
      Prior to September 1999, the Company conducted its business through operating groups in three principal business units: Energy, Entertainment and Aviation. In September 1999, the Company adopted a plan to discontinue its Entertainment and Aviation operations, pursue the sale or other disposition of these businesses, pay down corporate debt and concentrate on businesses previously conducted through its Covanta Energy Group, Inc. (f/k/a Ogden Energy Group, Inc.) subsidiary. As a result of the reorganization proceedings described above, the Company has completed its plan to sell discontinued businesses.
      On April 1, 2002, the New York Stock Exchange suspended trading of the Company’s common stock (“Old Common”) and $1.875 cumulative convertible preferred stock (“Old Preferred”) and began processing an application to the SEC to delist the Company from the New York Stock Exchange. By order dated May 16, 2002 the SEC granted the application of the New York Stock Exchange for removal of the Old

Common and Old Preferred of Covanta from listing and registration on the New York Stock Exchange under the Securities Exchange Act of 1934 as amended. The removal from listing and registration on the New York Stock Exchange of these classes of stock became effective at the opening of the trading session of May 17, 2002 pursuant to the order of the SEC.
      All of the Company’s outstanding Old Common and Old Preferred were cancelled and extinguished on March 10, 2004, in accordance with the Company’s bankruptcy plan of reorganization. On March 10, 2004 the reorganized Company issued new common stock (“New Common”) to Danielson.
      This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those contained in such forward-looking statements. See “Forward Looking Statements,” below.
DESCRIPTION OF COVANTA’S BUSINESSES
      Set forth below is a description of the Company’s business operations as of December 31, 2004 as presented in the consolidated financial statements included in this report. The Company is engaged in the Energy Services business. The Company’s Business segments are Domestic Energy and International Energy, which described below.
      Additional information about the Company’s business segments is included in Item 7, “Management’s, Discussion and Analysis of Financial Condition and Results of Operation.” See Note 27 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for financial information regarding geographic areas.
(A) Domestic Energy Business
      The Company’s domestic business is the design, construction and long-term operation of key infrastructure for municipalities and others in waste-to-energy and independent power production. The Company’s largest operations are in waste-to-energy projects, and it currently operates 25 waste-to-energy plants, the majority of which were developed and structured contractually as part of competitive procurements conducted by municipal entities. The waste-to-energy plants combust municipal solid waste as a means of environmentally sound disposal and produce energy that is typically sold as electricity to utilities and other electricity purchasers. The Company processes approximately four percent of the municipal solid waste produced in the United States and therefore represents a vital part of the nation’s solid waste disposal industry.

Waste-to-Energy Projects
      The essential purpose of the Company’s waste-to-energy projects is to provide waste disposal services, typically to municipal clients who sponsor the projects (“Client Communities”). Generally, the Company provides these services pursuant to long-term service contracts (“Service Agreements”). The electricity or steam is sold pursuant to long-term power purchase agreements (“Energy Contracts”) with local utilities or industrial customers, with one exception, and most of the resulting revenues reduce the overall cost of waste disposal services to the Client Communities. Each Service Agreement is different to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements and other factors. The original terms of the Service Agreements are each 20 or more years, with the majority now in the second half of the applicable term. Most of the Company’s Service Agreements may be renewed for varying periods of time, at the option of the Client Community.
      The Company currently operates the waste-to-energy projects identified below under “Domestic Project Summaries.” Most of the Company’s operating waste-to-energy projects were developed and structured contractually as part of competitive procurements conducted by municipal entities. As a result, these projects have many common features, which are described in “Structurally Similar Waste-to-Energy Projects” below. Certain projects which do not follow this model, or have been or may be restructured, are described in “Other Waste-to-Energy Project Structures” and “Project Restructuring during 2004” below.

      The Company receives its revenue in the form of fees pursuant to Service Agreements, and in some cases Energy Contracts, at facilities it owns. The Company’s Service Agreements begin to expire in 2007, and Energy Contracts at Company-owned projects generally expire at or after the date on which that project’s Service Agreement expires. As the Company’s contracts expire it will become subject to greater market risk in maintaining and enhancing its revenues. As its Service Agreements at municipally-owned facilities expire, the Company intends to seek to enter into renewal or replacement contracts to operate several such facilities. The Company also will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. As the Company’s Service Agreements at facilities it owns begin to expire, it intends to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time, the Company expects to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenues to the Company. At Company-owned facilities, the expiration of existing Energy Contracts will require the Company to sell its output either into the local electricity grid at prevailing rates or pursuant to new contracts. There can be no assurance that the Company will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable to the Company.
      The Company’s opportunities for growth by investing in new projects will be limited by existing non-project debt covenants, as well as by competition from other companies in the waste disposal business. For a discussion of such debt covenants see Note 15 to the Notes to Consolidated Financial Statements.

Structurally Similar Waste-to-Energy Projects
      Each Service Agreement is different to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements and other factors. However, the following description sets forth terms that are generally common to these agreements:

•	The Company designs the facility, helps to arrange for financing and then constructs and equips the facility on a fixed price and schedule basis.

•	The Company operates the facility and generally guarantees it will meet minimum waste processing capacity and efficiency standards, energy production levels and environmental standards. The Company’s failure to meet these guarantees or to otherwise observe the material terms of the Service Agreement (unless caused by the Client Community or by events beyond its control (“Unforeseen Circumstances”)) may result in liquidated damages charged to the Company or, if the breach is substantial, continuing and unremedied, the termination of the Service Agreement. In the case of such Service Agreement termination, the Company may be obligated to pay material damages, including payments to discharge project indebtedness. The Company or an intermediate holding company typically guarantees performance of the Service Agreement.

•	The Client Community is generally required to deliver minimum quantities of municipal solid waste to the facility on a put-or-pay basis and is obligated to pay a service fee for its disposal, regardless of whether or not that quantity of waste is delivered to the facility (the “Service Fee”). A put-or-pay commitment means that the Client Community promises to deliver a stated quantity of waste and pay an agreed amount for its disposal. This payment is due even if the counterparty delivers less than the full amount of waste promised. Portions of the Service Fee escalate to reflect indices of inflation. In many cases the Client Community must also pay for other costs, such as insurance, taxes and transportation and disposal of the residue to the disposal site. If the facility is owned by the Company, the Client Community also pays as part of the Service Fee an amount equal to the debt service due to be paid on the bonds issued to finance the facility. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the Client Community. In addition, the contracts generally require that the Client Community pay increased expenses and capital costs resulting from Unforeseen Circumstances, subject to limits which may be specified in the Service Agreement.

•	The Client Community usually retains a portion of the energy revenues (generally 90%) generated by the facility and pays the balance to the Company.

      Financing for the Company’s domestic waste-to-energy projects is generally accomplished through tax-exempt and taxable revenue bonds issued by or on behalf of the Client Community. If the facility is owned by a Company subsidiary, the Client Community loans the bond proceeds to the subsidiary to pay for facility construction and pays to the subsidiary amounts necessary to pay debt service. For such facilities, project-related debt is included as “project debt (short-and long-term)” in the Company’s consolidated financial statements. Generally, such debt is secured by the revenues pledged under the respective indentures and is collateralized by the assets of the Company’s subsidiary with the only recourse to the Company being related to construction and operating performance defaults.
      The Company has issued instruments to its Client Communities and other parties which guarantee that the Company’s operating subsidiaries will perform in accordance with contractual terms including, where required, the payment of damages. Such contractual damages could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by Client Communities and operated by the Company’s subsidiaries, the Company’s potential maximum liability as of December 31, 2004 associated with the repayment of project debt on such facilities was in excess of $1 billion. If the Company is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt which is presently not estimable. To date, the Company has not incurred material liabilities under such guarantees.

Other Waste-to-Energy Project Structures

Haverhill, Massachusetts
      The Company’s Haverhill, Massachusetts waste-to-energy facility is not operated pursuant to a Service Agreement with a Client Community. In this project, the Company assumed the project debt and risks relating to waste availability and pricing, risks relating to the continued performance of the electricity purchaser, as well as risks associated with Unforeseen Circumstances. The Company retains all of the energy revenues from sales of power and disposal fees for waste accepted at this facility. Accordingly, the Company believes that this project carries both greater risks and greater potential rewards than projects in which there is a Client Community.
      During 2003, US Gen New England, Inc. (“USGenNE”), the power purchaser for the Haverhill project, filed a petition under Chapter 11 of the United States Bankruptcy Code. During the pendency of its bankruptcy, on October 8, 2004, the United States Bankruptcy Court for the District of Maryland entered an order approving the sale by USGenNE of certain of its assets, including its contract to purchase power from the Haverhill project, to Dominion Energy New England, Inc. (“Dominion”). As a result of USGenNE’s sale to Dominion, USGenNE assigned and Dominion assumed such contract and the Company was paid all outstanding prepetition cure amounts plus interest.

Union, New Jersey
      In Union County, New Jersey, a municipally-owned facility has been leased to the Company, and the Client Community has agreed to deliver approximately 50% of the facility’s capacity on a put-or-pay basis. The balance of facility capacity is marketed by the Company at its risk. The Company guarantees its subsidiary’s contractual obligations to operate and maintain the facility, and on one series of subordinated bonds, its obligations to make lease payments which are the sole source for payment of principal and interest on that series of bonds. As of December 31, 2004, the current outstanding principal amount of the subordinated bonds, sold to refinance a portion of the original bonds used to finance the facility was $17.7 million. As part of a restructuring of this project, the Client Community assigned to the Company the long-term power contract with the local utility. As part of this assignment, the power contract was amended to give the Company the right to sell all or a portion of the plant’s output to other purchasers. Since April 2002, the Company has sold the majority of its output directly into the regional electricity grid at market pricing with the remainder of the electricity sold under short-term contract when the Company may enter into contracts with other purchasers if it believes doing so would enhance this project’s revenues.

Alexandria, Virginia
      The Company’s Alexandria, Virginia waste-to-energy facility is operated pursuant to a Service Agreement with the City of Alexandria, Virginia and Arlington County, Virginia and authorities established by those communities (the “Virginia Communities”). The Virginia Communities pay a fixed tip fee, subject to certain adjustments, for each ton of waste they are required to deliver on a put-or-pay basis (about 65% of the facility’s capacity). The balance of the waste is obtained by the Company from private haulers pursuant to short-term contracts or on a spot basis. The Company’s operating subsidiary receives all of the electricity revenues received under the facility’s power sales agreement and pays the debt service on the bonds issued to finance the facility. The Service Agreement provides that if income available for debt service, as calculated in accordance with the Service Agreement, does not cover debt service, the Virginia Communities will loan the Company’s operating subsidiary the amount of the shortfall. Any such loan is required to be repaid from the project’s positive cash flow in succeeding years and would have an ultimate maturity in 2023. The interest rate on any such loan is six percent. Since the Alexandria facility began operating in 1988, the Virginia Communities have been required to extend such loans on four occasions, the last of which was with respect to the operating year ending June 1, 2001. All such loans have been fully repaid within six months, and there are currently no outstanding loans to the Company’s operating subsidiary.

Project Restructurings during 2004

Babylon, New York
      The Town of Babylon, New York (“Babylon”) filed a proof of claim against Covanta Babylon, Inc. (“Covanta Babylon”) in its bankruptcy proceeding for approximately $13.4 million in prepetition damages and $5.5 million in postpetition damages, alleging that Covanta Babylon was accepting less waste than required under the Service Agreement between Babylon and Covanta Babylon at the waste-to-energy facility in Babylon and that Covanta Babylon’s Chapter 11 Cases imposed on Babylon additional costs for which Covanta Babylon should be responsible. The Company filed an objection to Babylon’s claim, asserting that it is in full compliance with the express requirements of the Service Agreement and was entitled to adjust the amount of waste it is required to accept to reflect the energy content of the waste delivered. Covanta Babylon also asserted that the costs arising from its Chapter 11 proceeding are not recoverable by Babylon. After lengthy discussions, Babylon and Covanta Babylon reached a settlement pursuant to which, in part, (i) the parties amended the Service Agreement to adjust Covanta Babylon’s operational procedures for accepting waste, reduce Covanta Babylon’s waste processing obligations, increase Babylon’s additional waste service fee to Covanta Babylon and reduce Babylon’s annual operating and maintenance fee to Covanta Babylon; (ii) Covanta Babylon paid a specified amount to Babylon in consideration for a release of any and all claims (other than its rights under the settlement documents) that Babylon may hold against the Company and in satisfaction of Babylon’s administrative expense claims against Covanta Babylon; and (iii) the parties allocated additional costs relating to the project’s swap financing as a result of Covanta Babylon’s Chapter 11 proceedings until such costs are eliminated. Covanta Babylon subsequently emerged from Chapter 11 pursuant to the Reorganization Plan as described below on March 10, 2004, and the restructuring became effective on March 12, 2004.

Lake County, Florida
      In late 2000, Lake County, Florida (“Lake County”) commenced a lawsuit in Florida state court against Covanta Lake, Inc. (“Covanta Lake,”) relating to the waste-to-energy facility operated by Covanta Lake in Lake County, Florida (the “Lake Facility”). In the lawsuit, Lake County sought to have its Service Agreement with Covanta Lake declared void and in violation of the Florida Constitution. That lawsuit was stayed by the commencement of the Chapter 11 Cases. Lake County subsequently filed a proof of claim seeking in excess of $70 million from Covanta Lake and the Company.
      After months of negotiations that failed to produce a settlement between Covanta Lake and Lake County, on June 20, 2003, Covanta Lake filed a motion with the Bankruptcy Court seeking entry of an order (i) authorizing Covanta Lake to assume, effective upon confirmation of a plan of reorganization for Covanta

Lake, its Service Agreement with Lake County, (ii) finding no cure amounts due under the Service Agreement, and (iii) seeking a declaration that the Service Agreement is valid, enforceable and constitutional and remains in full force and effect. Contemporaneously with the filing of the assumption motion, Covanta Lake filed an adversary complaint asserting that Lake County is in arrears to Covanta Lake in the amount of more than $8.5 million. Shortly before trial commenced in these matters, the Debtors and Lake County reached a tentative settlement calling for a new agreement specifying the parties’ obligations and restructuring of the project. That tentative settlement and the proposed restructuring involved, among other things, termination of the existing Service Agreement and the execution of a new waste disposal agreement which provides for a put-or-pay obligation on Lake County’s part to deliver 163,000 tons per year of acceptable waste to the Lake Facility and a different fee structure; a replacement guarantee from Covanta in a reduced amount; the payment by Lake County of all amounts due as “pass through” costs with respect to Covanta Lake’s payment of property taxes; the payment by Lake County of a specified amount in 2004, 2005 and 2006 in reimbursement of certain capital costs; the settlement of all pending litigation; and a refinancing of the existing bonds.
      The Lake settlement was contingent upon, among other things, receipt of all necessary approvals, as well as a favorable outcome to the Debtors’ separate objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing Service Agreement that would be terminated under the proposed settlement. In August 2004, the Bankruptcy Court ruled on the Debtors’ claims objections, finding in favor of the Debtors. Based on the foregoing, the Debtors determined to propose a plan of reorganization for Covanta Lake.
      The Debtors subsequently reached a final settlement with Mr. Gregg, entered into a new long-term waste disposal agreement with Lake County on terms substantially similar to the tentative settlement, refinanced the project debt and confirmed the Covanta Lake plan of reorganization in December 2004. Covanta Lake emerged from bankruptcy on December 12, 2004.

Warren County, New Jersey
      The Company subsidiary (“Covanta Warren”) which operates the Company’s waste-to-energy facility in Warren County, New Jersey (the “Warren Facility”) and the Pollution Control Financing Authority of Warren County (“Warren Authority”) have been engaged in negotiations for an extended time concerning a potential restructuring of the parties’ rights and obligations under various agreements related to Covanta Warren’s operation of the Warren Facility. Those negotiations were in part precipitated by a 1997 federal court of appeals decision invalidating certain of the State of New Jersey’s waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, the State of New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to an agreement with the Warren Authority which modifies the existing Service Agreement for the Warren Facility.
      Although discussions continue, to date Covanta Warren and the Warren Authority have been unable to reach an agreement to restructure the contractual arrangements governing Covanta Warren’s operation of the Warren Facility. Based upon the foregoing, the Company has not yet determined to propose a plan of reorganization or plan of liquidation for Covanta Warren at this time, and instead has determined that Covanta Warren should remain a debtor-in-possession.
      In order to emerge from bankruptcy without uncertainty concerning potential claims against the Company related to the Warren Facility, Covanta rejected its guarantees of Covanta Warren’s obligations relating to the operation and maintenance of the Warren Facility. The Company anticipates that if a restructuring is consummated, Covanta may at that time issue a new parent guarantee in connection with that restructuring and emergence from bankruptcy.
      In the event the parties are unable to timely reach agreement upon and consummate a restructuring of the contractual arrangements governing Covanta Warren’s operation of the Warren Facility, the Company may, among other things, elect to litigate with counterparties to certain agreements with Covanta Warren, assume or reject one or more executory contracts related to the Warren Facility, attempt to file a plan of reorganization on a non-consensual basis, or liquidate Covanta Warren. In such an event, creditors of Covanta Warren may not receive any recovery on account of their claims.
      The Company expects that the outcome of this restructuring will not negatively affect its ability to implement its business plan, or have a material impact on its financial position or results of operations.

Projects under Development

Hillsborough County, Florida
      The Company designed, constructed and now operates and maintains this 1,200 ton per day mass burn waste-to-energy facility located in and owned by Hillsborough County. Due to the growth in the amount of solid waste generated in Hillsborough County, Hillsborough County has informed the Company of its desire to expand the facility’s waste processing and electricity generation capacities, a possibility contemplated by the existing contract between the Company and the County. As part of the proposed agreement to implement this expansion the Company would receive a long-term operating contract extension. Negotiations are ongoing and contracts for construction of the expansion and operation and maintenance of the expanded facility are still to be finalized and approved by the parties. In addition, environmental and other project related permits will need to be secured and financing completed. At this time, there can be no assurance that any definitive agreements will be finalized or approved by the parties, the relevant permits will be received or that Hillsborough County will, in fact, expand the facility.

Lee County, Florida
      The Company designed, constructed and now operates and maintains this 1,200 ton per day mass burn waste-to-energy facility located in and owned by Lee County. Due to the growth in the amount of solid waste generated in Lee County, Lee County has informed the Company of its desire to enlist the Company to manage the expansion of the facility’s waste processing and electricity generation capacities, a possibility contemplated by the existing contract between the Company and Lee County. As part of the proposed agreement to implement this expansion the Company would receive a long-term operating contract extension. Negotiations are ongoing and contracts for construction of the expansion and operation and maintenance of the expanded facility are still to be finalized and approved by the parties. In addition, financing for the expansion project must be completed. Lee County has received the principal environmental permit for the expansion. At this time, there can be no assurance that any definitive agreements will be finalized or approved by the parties or that Lee County will, in fact, expand the facility.

Honolulu, Hawaii
      This 2,160 ton per day refuse derived fuel facility was designed and constructed by an entity not related to the Company. Subsequently, the Company purchased the rights to operate and maintain the facility on behalf of the City and County of Honolulu. The City and County of Honolulu have informed the Company of their desire to expand the facility’s waste processing capacity, a possibility contemplated by the existing contract between the Company and the City and the County of Honolulu. As part of the proposed agreement to implement the expansion the Company would receive a long-term operating contract extension. Negotiations are ongoing and contracts for construction of the expansion and operation and maintenance of the expanded facility are still to be finalized and approved by the parties. In addition, environmental and other project related permits will need to be secured and financing completed. At this time, there can be no assurance that any definitive agreements will be finalized or approved by the parties, the relevant permits will be received or that the City and the County of Honolulu will, in fact, expand the facility.

Independent Power Projects
      Since 1989, the Company has been engaged in developing, owning and/or operating independent power production facilities utilizing a variety of energy sources including water (hydroelectric), natural gas, coal, waste wood (biomass), landfill gas, heavy fuel oil and diesel fuel. The Company currently owns, has ownership in and operates 13 such facilities. The electrical output from each facility, with one exception, is sold to local utilities. The Company’s revenue from the independent power production facilities is derived primarily from the sale of energy and capacity under energy contracts. During 2003, the Company sold its interests in its Geothermal Energy Projects Business.
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

Hydroelectric
      The Company owns a 50% equity interest in two run-of-river hydroelectric facilities, Koma Kulshan and Weeks Falls, which have a combined gross capacity of 17 MW. Both Koma Kulshan and Weeks Falls are located in Washington State and both sell energy and capacity to Puget Sound Power & Light Company under long-term energy contracts. A subsidiary of the Company provides operation and maintenance services to the Koma Kulshan partnership under a cost plus fixed fee agreement.
      During the first quarter of 2004, the Company operated the New Martinsville facility in West Virginia, a 40 MW run-of-river project pursuant to a short-term Interim Operations and Maintenance Agreement which expired March 31, 2004. The Company chose not to renew the lease on the project, the term of which expired in October 2003.

Waste Wood
      The Company owns 100% interests in Burney Mountain Power, Mt. Lassen Power and Pacific Oroville Power, three wood-fired generation facilities in northern California. A fourth facility, Pacific Ultrapower Chinese Station, is owned by a partnership in which the Company holds a 50% interest. Fuel for the facilities is procured from local sources primarily through short-term supply agreements. The price of the fuel varies depending on time of year, supply and price of energy. These projects have a gross generating capacity of 67 MW and sell energy and capacity to Pacific Gas & Electric under energy contracts. Until July 2001 these facilities were receiving Pacific Gas & Electric’s short run avoided cost for energy delivered. However, beginning in July 2001 these facilities entered into five-year fixed-price periods pursuant to energy contract amendments.

Landfill Gas
      The Company has interests in and/or operates seven landfill gas projects which produce electricity by burning methane gas produced in landfills. The Otay, Oxnard, Salinas, Stockton, Toyon and Santa Clara projects are located in California, and the Gude project is located in Maryland. The seven projects have a total gross capacity of 19.9 MW. The Gude facility energy contract has expired and the facility is currently selling its output into the regional utility grid. The remaining six projects sell energy and contracted capacity to various California utilities. The Salinas, Stockton and Santa Clara energy contracts expire in 2007. The Otay and Oxnard energy contracts expire in 2011. Upon the expiration of the energy contracts, it is expected that these projects will enter into new power off take arrangements or the projects will be shut down. During the fourth quarter of 2004, the Company sold its interests in the Penrose and Toyon landfill gas projects, located in California and a subsidiary of Covanta will continue to operate the Toyon project under an agreement which expires in 2007.
     Water Operations
      The Company designed, built and now continues to operate and maintain a 24 million gallon per day (“mgd”) potable water treatment facility and associated transmission and pumping equipment that supplies water to residents and businesses in Bessemer, Alabama, a suburb of Birmingham. Under a long-term contract with the Governmental Services Corporation of Bessemer, the Company received a fixed price for design and construction of the facility, and it is paid a fixed fee plus pass-through costs for delivering processed water to Bessemer’s water distribution system.
      Between 2000 and 2002, the Company was awarded contracts to supply its patented DualSand™microfiltration system (“DSS”) to twelve municipalities in upstate New York as the primary technological improvement necessary to upgrade their existing water and wastewater treatment systems. Five of these upgrades were made in connection with the United States Environmental Protection Agency and New York City Department of Environmental Protection (“NYCDEP”), a $1.4 billion program to protect and enhance the drinking water supply, or watershed, for New York City. These DSS contracts for upgrades have been completed and non-material payment issues are currently being discussed by, and may be litigated between, the Company and NYCDEP in order to close out these contracts. The Company does not expect to enter into further contracts for such projects in the New York City Watershed.

Domestic Project Dispositions in 2004

Tampa Bay, Florida
      During 2003, Covanta Tampa Construction, Inc. (“CTC”) completed construction of a 25 mgd desalination-to-drinking water facility under a contract with Tampa Bay Water (“TBW”) near Tampa, Florida. Covanta Energy Group, Inc. guaranteed CTC’s performance under its construction contract with TBW. A separate subsidiary, Covanta Tampa Bay, Inc. (“CTB”), entered into a contract with TBW to operate the Tampa Water Facility after construction and testing is completed by CTC. As construction of the Tampa Water Facility neared completion, the parties had material disputes between them. These disputes led to TBW issuing a default notice to CTC and shortly thereafter CTC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.
      In February 2004, the Company and TBW reached a tentative compromise of their disputes which was approved by the Bankruptcy Court. On July 14, 2004, the Bankruptcy Court confirmed a plan of reorganization for CTC and CTB, which incorporated the terms of the settlement between the Company and TBW. That plan became effective on August 6, 2004 when CTC and CTB emerged from bankruptcy. After payment of certain creditor claims under the CTC and CTB plan, the Company realized approximately $4 million of the proceeds from the settlement with TBW. Under the terms of the plan CTB will not operate the Tampa Water Facility, and the Company will have no continuing obligations with respect to this project.

Transfers of Waste Water Project Contracts
      The Company formerly operated and maintained wastewater treatment facilities on behalf of seven small municipal and industrial customers in upstate New York. During 2004, the Company disposed of these assets through assignment, transfer or contract expiration. In addition, some of these contracts are short-term agreements which were by their terms terminated by the counterparty on notice that the counterparty no longer desired to continue receiving service from the Company.

Sales of Certain Landfill Gas Assets
      During the fourth quarter of 2004, the Company sold its ownership interests in two small landfill gas projects, the Penrose project and the Toyon project, located in southern California. These sales occurred following a determination by the Company that it would either cease operating these projects or sell them to third parties who would upgrade them to meet new regulatory requirements and run them to generate renewable energy.

Domestic Project Summaries
      Summary information with respect to the Company’s domestic projects(1) that are currently operating is provided in the following table:

			Waste	Gross		Date of
			Processing	Electric		Acquisition/
			Capacity	Output		Commencement of
		Location	(Ton/Day)	(MW)	Nature of Interest(1)	Operations

	MUNICIPAL SOLID WASTE
1	Marion County	Oregon	550	13.1	Owner/Operator	1987
2	Hillsborough County	Florida	1,200	29.0	Operator	1987
3	Hartford(5)(6)	Connecticut	2,000	68.5	Operator	1987
4	Bristol	Connecticut	650	16.3	Owner/Operator	1988
5	Alexandria/Arlington	Virginia	975	22.0	Owner/Operator	1988
6	Indianapolis(2)	Indiana	2,362	6.5	Owner/Operator	1988
7	Warren County(5)	New Jersey	400	11.8	Owner/Operator	1988
8	Hennepin County(5)	Minnesota	1,212	38.7	Operator	1989
9	Stanislaus County	California	800	22.4	Owner/Operator	1989
10	Babylon	New York	750	16.8	Owner/Operator	1989
11	Haverhill	Massachusetts	1,650	44.6	Owner/Operator	1989
12	Wallingford(5)	Connecticut	420	11.0	Owner/Operator	1989
13	Kent County	Michigan	625	16.8	Operator	1990
14	Honolulu(4)(5)	Hawaii	1,851	57.0	Lessee/Operator	1990
15	Fairfax County	Virginia	3,000	93.0	Owner/Operator	1990
16	Huntsville (2)	Alabama	690	—	Operator	1990
17	Lake County	Florida	528	14.5	Owner/Operator	1991
18	Lancaster County	Pennsylvania	1,200	33.1	Operator	1991
19	Pasco County	Florida	1,050	29.7	Operator	1991
20	Huntington(3)	New York	750	24.3	Owner/Operator	1991
21	Detroit(2)(4)(5)	Michigan	2,832	68.0	Lessee/Operator	1991
22	Union County(7)	New Jersey	1,440	42.1	Lessee/Operator	1994
23	Lee County	Florida	1,200	36.9	Operator	1994
24	Onondaga County(3)	New York	990	36.8	Owner/Operator	1995
25	Montgomery County	Maryland	1,800	63.4	Operator	1995
		SUBTOTAL	30,925	816.3
B	HYDROELECTRIC
26	Koma Kulshan(8)	Washington		12.0	Part Owner/Operator	1997
27	Weeks Falls(8)	Washington		5.0	Part Owner	1997
		SUBTOTAL		17.0
C	WOOD
28	Burney Mountain	California		11.4	Owner/Operator	1997
29	Pacific Ultrapower	California		25.6	Part Owner	1997
	Chinese Station(8)
30	Mount Lassen	California		11.4	Owner/Operator	1997
31	Pacific Oroville	California		18.7	Owner/Operator	1997
		SUBTOTAL		67.1
D	LANDFILL GAS
32	Gude	Maryland		3.0	Owner/Operator	1997
33	Otay	California		3.7	Owner/Operator	1997
34	Oxnard	California		5.6	Owner/Operator	1997
35	Salinas	California		1.5	Owner/Operator	1997
36	Santa Clara	California		1.5	Owner/Operator	1997
37	Stockton	California		0.8	Owner/Operator	1997
38	Toyon(9)	California		3.8	Operator	1997
		SUBTOTAL		19.9

TOTAL DOMESTIC GROSS MW IN OPERATION				920.3
E	WATER
39	Bessemer	Alabama		24.0 mgd	Design/Build/Operate	2000

NOTES:

(1)	The Company’s ownership and/or operation interest in each facility listed below extends at least into calendar year 2007.

(2)	Facility has been designed to export steam for sale.

(3)	Owned by a limited partnership in which the limited partners are not affiliated with the Company.

(4)	Operating contracts were acquired after completion. Facility uses a refuse-derived fuel technology and does not employ the Martin technology.

(5)	Company subsidiaries were purchased after construction completion.

(6)	Under contracts with the Connecticut Resource Recovery Authority, the Company operates only the boilers and turbines for this facility.

(7)	The facility is leased to a Company subsidiary.

(8)	The Company has a 50% ownership interest in the project.

(9)	The Company owned this project from 1997 until its sale in the fourth quarter of 2004. The Company continues to operate the project under a operations and maintenance agreement.
(B) International Energy Business
      The Company conducts its international energy businesses through Covanta Power International Holdings, Inc. (“CPIH”) and its subsidiaries. Internationally, the largest element of the Company’s energy business is its 26.2% ownership in and operation of the 460 MW (net) pulverized coal-fired electrical generating facility in Quezon Province, the Philippines. The Company has interests in other fossil-fuel generating projects in Asia, a waste-to-energy project in Italy and two small hydroelectric projects in Costa Rica. In general, these projects provide returns primarily from equity distributions and, to a lesser extent, operating fees. The projects sell the electricity and steam they generate under long-term contracts or market concessions to utilities, governmental agencies providing power distribution, creditworthy industrial users, or local governmental units. In select cases, such sales of electricity and steam may be provided under short-term arrangements as well. Similarly, the Company seeks to obtain long-term contracts for fuel supply from reliable sources.
      The Company presently has interests in international power projects with an aggregate generating capacity of approximately 1,061 MW (gross). The Company’s ownership in these facilities is approximately 461 MW. In addition to its headquarters in Fairfield, New Jersey, the Company’s international business is facilitated through field offices in Shanghai, China; Chennai, India; Manila, the Philippines; and Bangkok, Thailand.
      In August 2004, the Company sold its 50% equity interest in a 15 MW natural gas-fired cogeneration project in the province of Murcia, Spain and terminated its operations and maintenance agreement for the facility.
      In September 2004, the Company solicited bids for the possible sale of its ownership and operating interests in its operating power projects in Bangladesh, China and India. Indicative bids were received in October 2004 and following due diligence final bids were received in February 2005. In light of Danielson’s proposed acquisition of American Ref-Fuel Holdings Corp., and the related repayment in full of the CPIH corporate debt obligations, the Company has determined not to proceed with negotiating definitive agreements for the sale of these projects at this time. See additional information below under “Subsequent Events” regarding such refinancing.

General Approach to International Projects
      In developing its international businesses, the Company has employed the same general approach to projects as is described above with respect to domestic projects. Given its plan to refocus its business in domestic markets, no new international project development is anticipated at this time.

      The ownership and operation of facilities in foreign countries in connection with the Company’s international business entails significant political and financial uncertainties that typically are not encountered in such activities in the United States. Key international risk factors include governmentally-sponsored efforts to renegotiate long-term contracts, non-payment of fees and other monies owed to the Company, unexpected changes in electricity tariffs, conditions in financial markets, changes in the markets for fuel, currency exchange rates, currency repatriation restrictions, currency convertibility, changes in laws and regulations and political, economic or military instability, civil unrest and expropriation. Such risks have the potential to cause material impairment to the value of the Company’s international businesses.
      Many of the countries in which the Company operates are lesser developed countries or developing countries. The political, social and economic conditions in some of these countries are typically less stable than those in the United States. The financial condition and creditworthiness of the potential purchasers of power and services provided by the Company (which may be a governmental or private utility or industrial consumer) or of the suppliers of fuel for projects in these countries may not be as strong as those of similar entities in developed countries. The obligations of the purchaser under the energy contract, the service recipient under the related service agreement and the supplier under the fuel supply agreement generally are not guaranteed by any host country or other creditworthy governmental agency. At the time it develops a project, the Company undertakes a credit analysis of the proposed power purchaser or fuel supplier. It also has sought, to the extent appropriate and achievable within the commercial parameters of a project, to require such entities to provide financial instruments such as letters of credit or arrangements regarding the escrowing of the receivables of such parties in the case of power purchasers.
      The Company’s power projects in particular depend on reliable and predictable delivery of fuel meeting the quantity and quality requirements of the project facilities. The Company has typically sought to negotiate long-term contracts for the supply of fuel with creditworthy and reliable suppliers. However, the reliability of fuel deliveries may be compromised by one or more of several factors that may be more acute or may occur more frequently in developing countries than in developed countries, including a lack of sufficient infrastructure to support deliveries under all circumstances; bureaucratic delays in the import, transportation and storage of fuel in the host country; customs and tariff disputes; and local or regional unrest or political instability. In most of the foreign projects in which the Company participates, it has sought, to the extent practicable, to shift the consequences of interruptions in the delivery of fuel (whether due to the fault of the fuel supplier or due to reasons beyond the fuel supplier’s control) to the electricity purchaser or service recipient by securing a suspension of its operating responsibilities under the applicable agreements and an extension of its operating concession under such agreements. In some instances, the Company requires the energy purchaser or service recipient to continue to make payments in respect of fixed costs if such interruptions occur. In order to mitigate the effect of short-term interruptions in the supply of fuel, the Company has also endeavored to provide on-site storage of fuel in sufficient quantities to address such interruptions.
      Payment for services that the Company provides will often be made in whole or part in the domestic currencies of the host countries. Conversion of such currencies into U.S. dollars generally is not assured by a governmental or other creditworthy country agency and may be subject to limitations in the currency markets, as well as restrictions of the host country. In addition, fluctuations in the value of such currencies against the value of the U.S. dollar may cause the Company’s participation in such projects to yield less return than expected. Transfer of earnings and profits in any form beyond the borders of the host country may be subject to special taxes or limitations imposed by host country laws. The Company has sought to participate in projects in jurisdictions where limitations on the convertibility and expatriation of currency have been lifted by the host country and where such local currency is freely exchangeable on the international markets. In most cases, components of project costs incurred or funded in the currency of the United States are recovered without risk of currency fluctuation through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project’s power purchaser or service recipient to rise from time to time in excess of local inflation, and consequently there is risk in such situations that such power purchaser or service recipient will, at least in the near term, be less able or willing to pay for the project’s power or service.

      The Company has sought to manage and mitigate these risks through all means that it deems appropriate, including: political and financial analysis of the host countries and the key participants in each project; guarantees of relevant agreements with creditworthy entities; political risk and other forms of insurance; participation by United States and/or international development finance institutions in the financing of projects in which the Company participates; and joint ventures with other companies to pursue the development, financing and construction of these projects. The Company determines which mitigation measures to apply based on its balancing of the risk presented, the availability of such measures and their cost.
      In addition, the Company has generally participated in projects which provide services that are treated as a matter of national or key economic importance by the laws and politics of the host country. There is therefore a risk that the assets constituting the facilities of these projects could be temporarily or permanently expropriated or nationalized by a host country, made subject to local or national control, or be subject to unfavorable legislative action, regulatory decisions or changes in taxation.
      In certain cases, the Company has issued guarantees of its operating subsidiaries’ contractual obligations to operate certain international power projects. The potential damages owed under such arrangements for international projects may be material if called. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than the Company’s then-available sources of funds. To date, the Company has not incurred any material liabilities under its guarantees on international projects.

The following is a description of Covanta’s international power projects, by fuel type:

Waste-to-Energy
      During 2000, the Company acquired a 13% equity interest in an 18 MW mass-burn waste-to-energy project at Trezzo sull’Adda in the Lombardy Region of Italy which burns up to 500 metric tons per day of municipal solid waste. The remainder of the equity in the project is held by Actelios S.p.A., a subsidiary of Falck S.p.A. and the municipality of Trezzo sull’Adda. The Trezzo project is operated by Ambiente 2000 S.r.l. (“A2000”) an Italian special purpose limited liability company of which the Company owns 40%. The solid waste supply for the project comes from municipalities and privately owned waste management organizations under long-term contracts. The electrical output from the Trezzo project is sold at governmentally established preferential rates under a long-term purchase contract to Italy’s state-owned grid operator, Gestore della Rete di Trasmissione Nazionale S.p.A. (“GRTN”). The project started accepting waste in September 2002, successfully passed its performance tests in early 2003 and reached full commercial operation in August 2003. The late completion of the plant by the engineering, procurement and construction contractor, Protecma, represents a non-compliance with the terms of the contract with Protecma, and arbitration proceedings are currently underway with regard to amounts withheld by the project company, Prima Srl, in respect of penalties for late delivery of the plant. The project debt facility was refinanced in September 2004 with a new limited recourse project term loan and working capital facility from a banking consortium led by Banca Nazionale del Lavoro S.p.A.
      In January 2001, A2000 also entered into a 15-year operations and maintenance agreement with E.A.L.L (Energia Ambiente Litorale Laziale S.r.l)., an Italian limited liability company owned by Ener TAD, to operate and maintain a 10 MW waste-to-energy facility capable of processing up to 300 metric tons per day of refuse-derived fuel in the Municipality of San Vittore del Lazio (Frosinone), Italy. The San Vittore project has a 15-year waste supply agreement with Reclas S.p.A. (mostly owned by regional municipalities) and a long-term power off-take contract with GRTN. The project is now in its third year of operation. There was a significant delay in starting up the plant after construction was complete due to a legal action by an environmental group that has subsequently been overturned. Operation and maintenance of the plant by A2000 was scheduled to commence in the third quarter of 2004 but has been delayed due to a dispute between the owner and operator as to the validity of the operations and maintenance agreement. Arbitration proceedings have commenced to settle the dispute.

Hydroelectric
      The Company operates the Don Pedro and the Río Volcán facilities in Costa Rica through an operating subsidiary pursuant to long-term contracts. The Company also has a nominal equity investment in each project. The electric output from both of these facilities is sold to Instituto Costarricense de Electricidad, a Costa Rica national electric utility.

Coal
      A consortium, of which the Company is a 26% member, owns a 510 MW (gross) coal-fired electric generating facility in the Philippines (the “Quezon Project”). The project first generated electricity in October 1999 and full commercial operation occurred during the second quarter of 2000. The other members of the consortium are an affiliate of International Generating Company, an affiliate of General Electric Capital Corporation, and PMR Limited Co., a Philippines partnership. The consortium sells electricity to Manila Electric Company (“Meralco”), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila. Under an energy contract expiring in 2025, Meralco is obligated to take or pay for stated minimum annual quantities of electricity produced by the facility at an all-in tariff which consists of capacity, operating, energy, transmission and other fees adjusted to inflation, fuel cost and foreign exchange fluctuations. The consortium has entered into two coal supply contracts expiring in 2015 and 2022. Under these supply contracts, cost of coal is determined using a base energy price adjusted to fluctuations of specified international benchmark prices. The Company is operating the project through a local subsidiary under a long-term agreement with the consortium. The financial condition of Meralco has been recently stressed by the failure of regulators to grant tariff increases to allow Meralco to achieve rates of return permitted by law. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The Company has obtained political risk insurance for its equity investment in this project.
      The Company has majority equity interests in three coal-fired cogeneration facilities in three provinces in the People’s Republic of China. Two of these projects are operated by the project entity, in which the Company has a majority interest. The third project is operated by an affiliate of the minority equity shareholder. Parties holding minority positions in the projects include a private company, a local government enterprise and affiliates of the local municipal government. In connection with one of these projects, the local People’s Congress has enacted a non-binding resolution calling for the relocation of the cogeneration facility from the city center to an industrial zone. The project company is currently reviewing its options in this matter. While the steam produced at each of the three projects is intended to be sold under long-term contracts to the industrial hosts, in practice, steam has been sold on either a short-term basis to local industries or the industrial hosts, in each case at varying rates and quantities. For two of these projects, the electric power is sold at “average grid rate” to a subsidiary of the Provincial Power Bureau. At one project, the electric power is sold directly to an industrial customer at a similar rate. In 2004, the Company discontinued political risk insurance for its equity investment in these projects.

Natural Gas
      In 1998, the Company acquired an equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired facility located near Haripur, Republic of Bangladesh. This project began commercial operation in June 1999 and is operated by a subsidiary of the Company. The Company owns approximately 45% of the project company equity. An affiliate of El Paso Energy Corporation owns 50% of such equity, and the remaining interest is held by Wartsila North America, Inc. The electrical output of the project is sold to the Bangladesh Power Development Board (the “BPDB”) pursuant to an energy contract with minimum energy off-take provisions at a tariff divided into a fuel component and an “other” component. The fuel component reimburses the fuel cost incurred by the project up to a specified heat rate. The “other” component consists of a pre-determined base rate adjusted to actual load factor and foreign exchange fluctuations. The energy contract also obligates the BPDB to supply all the natural gas requirements of the project at a pre-determined base cost adjusted to fluctuations on actual landed cost of the fuel in Bangladesh. The BPDB’s obligations under the agreement are guaranteed by the Government of Bangladesh. In 1999, the project received

$87 million in financing and political risk insurance from the Overseas Private Investment Corporation (“OPIC”). The Company obtained separate political risk coverage for its equity interest in this project. In 2004, the project obtained from OPIC the extension of an existing waiver permitting it to continue to forego obtaining certain project insurance coverage levels that are not presently commercially available.

Diesel/ Heavy Fuel Oil
      In 1999, the Company acquired an equity interest in a 106 MW (gross) heavy fuel oil-fired generating facility located near Samalpatti, Tamil Nadu, India. This project achieved commercial operation during the first quarter of 2001. The project is operated by a subsidiary of the Company. The Company owns a 60% interest in the project company. Shapoorji Pallonji Infrastructure Capital Co. Ltd. and its affiliates own 29% of such equity with the remainder of 11% being held by Wartsila India Power Investment, LLC. The electrical output of the project is sold to the Tamil Nadu Electricity Board (“TNEB”) pursuant to a long-term agreement with full pass-through tariff at a specified heat rate, operation and maintenance cost, and return on equity. The TNEB’s obligations are guaranteed by the government of the State of Tamil Nadu. Bharat Petroleum Corporation, Ltd. supplies the oil requirements of the project through a fifteen-year fuel supply agreement based on market prices.
      In 2000, the Company acquired a controlling interest in a second project in India, the 106 MW Madurai project located at Samayanallur in the State of Tamil Nadu, India. The project began commercial operation in the fourth quarter of 2001. The Company owns approximately 76.6% of the project equity and operates the project through a subsidiary. The balance of the project ownership interest is held by an Indian company controlled by the original project developer. The electrical output of the project is sold to the TNEB pursuant to a long-term agreement with full pass-through tariff at a specified heat rate, operation and maintenance cost, and return on equity. The TNEB’s obligations are guaranteed by the government of the State of Tamil Nadu. Indian Oil Corporation, Ltd. supplies the oil requirements of the project through a 15-year fuel supply agreement based on market prices.
      Disputing several tariff provisions, the TNEB has failed to pay the full amount due under the energy contracts for both the Samalpatti and Madurai projects. Similar to many Indian state electricity boards, the TNEB has also failed to fund the escrow account or post the letter of credit required under the project energy contracts, which failure constitutes a technical default under the project finance documents. The project lenders for both projects have not declared an event of default due to this matter and have permitted continued distributions of project dividends. To date, the TNEB has paid the undisputed portion of its payment obligations (approximately 93%) representing each project’s operating costs, fuel costs, debt service and some equity return. Project lenders for both projects have either granted periodic waivers of such default or potential default and/or otherwise approved scheduled equity distributions. Neither such default nor potential default in the project financing arrangements constitutes a default under CPIH’s corporate recourse debt. Further, during 2004 CPIH was able to refinance a significant portion of the original project debt for both projects. While the tenor and the covenants remain the same, each project has been able to lower its interest costs substantially, resulting in reduced tariffs to the TNEB. The TNEB has indicated a desire to renegotiate tariffs for both project energy contracts, and it is possible that the issue of the escrow account or letter of credit requirement will be resolved as part of any such process.
      The Company owns interests in three diesel fuel facilities in the Philippines.
      The Bataan Cogeneration project is an inactive moth-balled 58 MW facility that is owned by the Company (the “Bataan Cogeneration Energy Project”). Due to the inability to obtain a profitable power off-take agreement for this project following the June 2004 expiration of its principal off-take agreement, the project company in August 2004 exercised its option to pre-terminate its remaining loss-producing off-take agreement and ceased operations. The Company has determined to auction off the physical assets. Such auction is anticipated to occur upon receipt of governmental approvals. The Company previously wrote off its investment in this project in 2002.
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
      A subsidiary of the Company owns and operates the Magellan cogeneration project, a 63 MW diesel fired electric generating facility in the province of Cavite, the Philippines (the “Magellan Cogeneration Energy Project”). This project sells a portion of its energy and capacity to the National Power Corporation and a portion to the Philippine Economic Zone Authority (the “Authority”) pursuant to long-term energy contracts. On January 3, 2002, the Authority, the main power off-taker for this project, served the project with notice of termination of the energy contract for alleged non-performance by the project. The Company disagrees with this assertion and has sought a court injunction against termination of the energy contract and to require arbitration of the dispute which involves alleged non-reliable operations and alleged improper substitution of National Power Corporation power for Magellan production. On February 6, 2002, The Regional Trial Court, National Capital Judicial Region, Branch 115, Pasay City issued a temporary restraining order barring the Authority from terminating the energy contract. On April 5, 2002 after a series of hearings, such Court replaced such temporary restraining order with a preliminary injunction. Such preliminary injunction restrains the Authority from terminating the energy contract until such time as the merits of the case are resolved. If such case were ultimately to be decided in favor of the Authority, the project would lose not only the energy contract but also that portion of the plant site under lease from the Authority as such lease is tied to the energy contract. Due to high fuel pricing and low tariff conditions, project revenues were insufficient to cover both operating costs and debt service beyond the second quarter of 2004. As a result, on May 31, 2004, the Magellan project company filed a petition for corporate rehabilitation under Philippine law. On June 3, 2004, the Regional Trial Court, Fourth Judicial Region, Branch 21, Imus, Cavite issued a stay order enjoining creditors from pursuing collection of pre-petition debts and ordering suppliers to continue supplying goods and services in exchange for prompt payment. In addition, a Rehabilitation Receiver was appointed. On August 31, 2004, the same Regional Trial Court issued a due course order finding the rehabilitation petition to have sufficient merit to proceed. The Rehabilitation Receiver submitted his comments to the proposed rehabilitation plan and an alternative rehabilitation plan in January 2005. The final rehabilitation plan may provide for debt forgiveness, a debt to equity swap, a reduction in interest rate and/or an extension of the debt tenor. The Company wrote off its investment in this project in 2002.

International Project Dispositions 2004
      On August 12, 2004, the Company sold its 50% ownership interest in an approximately 14 MW industrial cogeneration facility located in Murcia, Spain. The Company received a total of approximately $1.8 million for its interest in the facility.

International Project Summaries
      Summary information with respect to the Company’s projects(1) that are currently operating is provided in the following table:

			Gross		Date of
			Electric		Acquisition/
			Output		Commencement
		Location	(MW)	Nature of Interest(1)	of Operations

A.	WASTE TO ENERGY
1.	Trezzo(2)	Italy	18	Part Owner/Operator	2003
2.	San Vittore(3)	Italy	10	Operator	2005	(est.)
		SUBTOTAL	28
B.	HYDROELECTRIC
3.	Rio Volcán(4)	Costa Rica	17	Part Owner/Operator	1997
4.	Don Pedro(4)	Costa Rica	14	Part Owner/Operator	1996
		SUBTOTAL	31
C.	COAL
5.	Quezon(5)	the Philippines	510	Part Owner/Operator	2000
6.	Lin’an(7)	China	24	Part Owner/Operator	1997
7.	Huantai(6)	China	36	Part Owner	1997
8.	Yanjiang(8)	China	24	Part Owner/Operator	1997
		SUBTOTAL	594
D.	NATURAL GAS
9.	Haripur(9)	Bangladesh	126	Part Owner/Operator	1999
E.	DIESEL/ HEAVY FUEL OIL
10.	Island Power Corporation(10)	the Philippines	7	Part Owner	1996
11.	Magellan Cogeneration	the Philippines	63	Owner/Operator	1999
12.	Samalpatti(6)	India	106	Part Owner/Operator	2001
13.	Madurai(11)	India	106	Part Owner/Operator	2001
	SUBTOTAL		282

TOTAL INTERNATIONAL MW IN OPERATION			1,061

NOTES:

(1)	The Company’s ownership and/or operation interest in each facility listed below extends at least into calendar year 2007.

(2)	The Company has a 13% interest in this project and a 40% interest in the operator A2000.

(3)	Operation by A2000 begins one year after the project begins commercial operation provided certain criteria are satisfied.

(4)	The Company has a nominal interest in this project.

(5)	The Company has an approximate 26% ownership interest in this project.

(6)	The Company has a 60% ownership interest in these projects.

(7)	The Company has an approximate 64% interest in this project.

(8)	The Company has an approximate 96% ownership interest in this project.

(9)	The Company has an approximate 45% interest in this project. This project is capable of operating through combustion of diesel oil in addition to natural gas.

(10)	The Company has an approximate 19.6% ownership interest in this project.

(11)	The Company has an approximate 77% interest in this project.

(C) Description of Covanta Reorganization and Related Dispositions of Assets
      The Company’s domestic and international businesses were reorganized when they emerged from bankruptcy on March 10, 2004 and the Company became a wholly-owned subsidiary of Danielson.
      The Company’s Chapter 11 proceedings commenced on April 1, 2002 (the “First Petition Date”), when the Company and most of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). All of the bankruptcy cases (the “Chapter 11 Cases”) were jointly administered under the caption “In re Ogden New York Services, Inc., et al., Case Nos. 02-40826 (CB), et al.” As debtors-in-possession, the Company and its subsidiaries that were part of the Chapter 11 Cases (the “Debtors”) were authorized to continue to operate as an ongoing business.
      In order to obtain post-petition financing, with the approval of the Bankruptcy Court, the Debtors entered into a Debtor-in-Possession Credit Agreement dated as of April 1, 2002 with several financial institutions (as amended, the “DIP Financing Facility”) with the Debtors’ prepetition bank lenders (the “DIP Lenders”). The DIP Financing Facility is described in Note 14 to the Consolidated Financial Statements.
      Over the course of the Chapter 11 Cases, the Debtors disposed of all remaining interests in their entertainment and aviation businesses. The Debtors also held discussions with the Official Committee of Unsecured Creditors (the “Creditors Committee”), representatives of the Debtors’ prepetition bank lenders and other lenders (the “DIP Lenders” and together with the Company’s pre-petition bank lenders, the “Secured Bank Lenders”) under the DIP Financing Facility, as discussed below, and the holders of Covanta’s 9.25% Debentures with respect to possible capital and debt structures for the Debtors and the formulation of a plan of reorganization. In connection with such discussion, it was determined to be in the best interests of the Debtors’ estates to dispose of the Company’s geothermal project businesses, which was effected in December, 2003.
      On December 2, 2003, the Company and Danielson entered into an Investment and Purchase Agreement dated December 2, 2003 (as amended, the “Danielson Agreement”). The Danielson Agreement provided for:

•	Danielson to purchase 100% of the shares of reorganized Covanta (“New Common”) for $30 million as part of a plan of reorganization (the “Danielson Transaction”);

•	agreement as to new revolving credit and letter of credit facilities for the Company’s domestic and international operations, provided by certain of the Secured Bank Lenders and a group of additional lenders organized by Danielson; and

•	execution and consummation of a Tax Sharing Agreement between Danielson and reorganized Covanta (the “Tax Sharing Agreement”), pursuant to which the Company’s share of Danielson’s consolidated group tax liability for taxable years ending after consummation of the Danielson Transaction will be computed taking into account Danielson’s net operating losses (“NOLs”) generated before January 1, 2003 to the extent not utilized by any other existing member of the consolidated group, and Danielson will have an obligation to indemnify and hold harmless the Company for certain excess tax liability.
      The Debtors determined that the Danielson Transaction was in the best interests of their estates and their creditor, and was preferable to other alternatives under consideration because it provided:

•	a more favorable capital structure for the Debtors upon emergence from Chapter 11;

•	the injection of $30 million in equity from Danielson;

•	enhanced access to capital markets through Danielson;

•	diminished syndication risk in connection with the reorganized Debtors’ financing under the exit financing agreements; and

•	reduced exposure of the Secured Bank Lenders as a result of financing arranged by new lenders.

      On March 5, 2004, the Bankruptcy Court entered an order confirming the Debtors’ plans of reorganization premised on the Danielson Transaction and liquidation for certain of those Debtors involved in non-core businesses (the “Liquidation Plan” collectively with the plan of reorganization, the “Reorganization Plan”), and on March 10, 2004 the Reorganization Plans were effected upon the consummation of the Danielson Transaction (the plans of reorganization and liquidation collectively, the “Reorganization Plan”). The Debtors owning or operating Covanta’s Warren County, New Jersey, Lake County, Florida and Tampa Bay, Florida projects initially remained debtors-in-possession (the “Remaining Debtors”), and were not the subject of the Reorganization Plan. During 2004, the Company’s subsidiaries involved with the Tampa Bay project and the Lake County project emerged from bankruptcy under separate reorganization plans. The Company’s subsidiaries involved with the Warren County project remain in bankruptcy.
      The Reorganization Plan provided for, among other things, the following distributions:
      (i) Secured Bank Lender and 9.25% Debenture Holder Claims
      On account of their allowed secured claims, the Secured Bank Lenders and the 9.25% Debenture holders received, in the aggregate, a distribution consisting of:

•	the cash available for distribution after payment by the Debtors of exit costs necessary to confirm the Reorganization Plan and establishment of required reserves pursuant to the Reorganization Plan,

•	new high-yield secured notes issued by the Company and guaranteed by its subsidiaries (other than CPIH and its subsidiaries) which are not contractually prohibited from incurring or guaranteeing additional debt (the Company and such subsidiaries, the “Domestic Borrowers”) with a stated maturity of seven years (the “High Yield Notes”), and

•	a term loan of CPIH with a stated maturity of three years.
      Additionally, the Reorganization Plan incorporates the terms of a settlement of litigation that had commenced during the Chapter 11 Cases by the Creditors Committee challenging the validity of the lien asserted on behalf of the holders of the 9.25% Debentures (the “9.25% Debenture Adversary Proceeding”). Pursuant to the settlement, holders of general unsecured claims against the Company are entitled to receive 12.5% of the value that would otherwise be distributable to the holders of 9.25% Debenture claims that participate in the settlement.
      (ii) Unsecured Claims against Operating Company Subsidiaries
      The holders of allowed unsecured claims against any of the Company’s operating subsidiaries will receive new unsecured notes in a principal amount equal to the amount of their allowed unsecured claims with a stated maturity of eight years (the “Unsecured Notes”).
      (iii) Unsecured Claims against the Company and Holding Company Subsidiaries
      The holders of allowed unsecured claims against the Company or certain of its holding company subsidiaries will receive, in the aggregate, a distribution consisting of (i) $4 million in principal amount of Unsecured Notes, (ii) a participation interest equal to five percent of the first $80 million in net proceeds received in connection with the sale or other disposition of CPIH and its subsidiaries used to paydown CPIH debt, if it were to effect asset sales, and (iii) the recoveries, if any, from avoidance actions not waived under the plan that might be brought on behalf of the Company and its subsidiaries. As described above, pursuant to the Reorganization Plan, each holder of an allowed unsecured claim against the Company or certain of its holding company subsidiaries is entitled to receive its pro-rata share of 12.5% of the value that would otherwise be distributable to the holders of 9.25% debenture claims that participate in the settlement of the 9.25% Debenture Adversary Proceeding pursuant to the Reorganization Plan.
      (iv) Subordinated Claims of holders of Convertible Subordinated Debentures
      The holders of the Company’s 6% Convertible Subordinated Debentures and its 5.75% Subordinated Debentures (together, the “Convertible Subordinated Debentures”) neither received distributions nor retained any property pursuant to the Reorganization Plan. The Convertible Subordinated Debentures were cancelled as of March 10, 2004.
      (v) Equity interests of Old Common and Old Preferred stockholders
      The holders of equity interests of the Company’s Old Preferred and Old Common shares outstanding immediately before consummation of the Danielson Transaction received no distribution and retained no property pursuant to the Reorganization Plan. The Old Preferred and Old Common shares were cancelled as of March 10, 2004.
      The Liquidation Plan provided for the complete liquidation of those of the Company’s subsidiaries that have been designated as liquidating entities. Substantially all of the assets of these liquidating entities have already been sold. Under the Liquidation Plan, the creditors of the liquidating entities will not receive any distribution other than those administrative creditors with respect to claims against the liquidating entities that have been incurred in the implementation of the Liquidation Plan and priority claims required to be paid under the Bankruptcy Code.
      As further set forth in this Part 1, Item 1, “Business” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” there are risks that might affect the Company’s ability to implement its business plan and pay the various debt instruments that were issued pursuant to the Reorganization Plan.
      As a result of the consummation of the Danielson Transaction, the Company emerged from bankruptcy with a new debt structure. Domestic Borrowers have two credit facilities:

•	a letter of credit facility (the “First Lien Facility”), for the issuance of letters of credit required in connection with one waste-to-energy facility, the current aggregate amount of which is approximately $120 million at December 31, 2004, and

•	a letter of credit and liquidity facility (the “Second Lien Facility”), in the aggregate amount of $118 million, of which approximately $71 million is outstanding at December 31, 2004, up to $10 million of which shall also be available for cash borrowings on a revolving basis and the balance for letters of credit. Through December 31, 2004, CPIH had not sought to make draws on this facility and the outstanding commitment amount has been reduced to $9.1 million.
      Both facilities expire on March 10, 2009 and are secured by the assets of the Domestic Borrowers not otherwise pledged. The lien of the Second Lien Facility is junior to that of the First Lien Facility.
      The Domestic Borrowers also issued the High Yield Notes and issued or will issue the Unsecured Notes. The High Yield Notes are secured by a third priority lien in the same collateral securing the First Lien Facility and the Second Lien Facility. The High Yield Notes were issued in the initial principal amount of $205 million, which will accrete to $230 million at maturity in 7 years. As of December 31, 2004, the accreted amount of the High Yield Notes was approximately $207.7 million.
      Unsecured Notes in a principal amount of $4 million were issued on the effective date of the Reorganization Plan. The Company issued additional Unsecured Notes in a principal amount of $20 million after emergence and recorded additional Unsecured Notes in a principal amount of $4 million in 2004 which it expects to issue in 2005. The final principal amount of all Unsecured Notes will be equal to the amount of allowed unsecured claims against the Company’s operating subsidiaries which were Reorganizing Debtors, and such amount will be determined at such time as the allowance of all such claims are resolved through settlement or further proceedings in the Bankruptcy Court. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004.
      Also, CPIH and each of its domestic subsidiaries, which hold all of the assets and operations of the Company’s international businesses (the “CPIH Borrowers”) entered into two secured credit facilities:

•	a revolving credit facility, secured by a first priority lien on substantially all of the CPIH Borrowers’ assets not otherwise pledged, consisting of commitments for cash borrowings in the initial amount of up to $10 million, which remains undrawn as of December 31, 2004, for purposes of supporting the international businesses and

•	a term loan facility of up to $95 million of which approximately $77 million was outstanding at December 31, 2004, secured by a second priority lien on the same collateral.

      Both facilities will mature in March 2007. The debt of the CPIH Borrowers is non-recourse to the Company and its other domestic subsidiaries. For further discussion, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      In addition, in the Chapter 11 cases, the Debtors had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. As a condition to assuming a contract, each Debtor was required to cure all existing defaults (including payment defaults). The Company paid approximately $9 million in cure amounts in connection with assumed executory contracts and unexpired leases.
(D) Description of Other Business
      Since the First Petition Date, the Company, with the approval of the Bankruptcy Court, has sold or otherwise disposed of its interests in Argentina, its interests in the arenas located in Anaheim, California and Ottawa, Canada, its interest in the Ottawa Senators Hockey Club, the remaining aviation fueling and fuel facility management business related to three airports operated by the Port Authority of New York and New Jersey and other miscellaneous assets related to the entertainment businesses.
MARKETS, COMPETITION AND BUSINESS CONDITIONS
General Business Conditions
      The Company’s business can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restrictions and controls, change in law, natural disasters, energy shortages, fuel cost and availability, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which the Company has no control.
      The Company expects in the foreseeable future that competition for new contracts and projects will be intense in all domestic markets in which the Company conducts or intends to conduct its businesses, and its businesses will be subject to a variety of competitive and market influences.
      With respect to its waste-to-energy business, the Company competes in two principal markets, both of which are highly competitive. The first market in which it competes is the market for waste disposal. While the Company currently processes for disposal approximately four percent of the municipal solid waste in the United States, the market for waste disposal is almost entirely price-driven and is greatly influenced by economic factors within regional “waste sheds.” These factors include:

•	regional population and overall waste production rates;

•	the number of other waste disposal sites (including principally landfills and transfer stations) in existence or in the planning or permitting process;

•	the available disposal capacity (in terms of tons of waste per day) that can be offered by other regional disposal sites; and

•	the availability and cost of transportation options (rail, intermodal, trucking) to provide access to more distant disposal sites, thereby affecting the size of the waste shed itself.
      In this market, the Company competes on disposal price (usually on a per-ton basis) with other disposal service providers seeking to obtain waste supplies to their facilities. At most of its facilities, the Company is unable to compete in this market because it does not have the contractual right to solicit waste; at these facilities it is the Client Community which is responsible for obtaining the waste, if necessary by competing on price to obtain the tons of waste it has contractually promised to deliver to the Company’s facility. At all but three of its facilities, the Company is unable to offer material levels of disposal capacity to the market because of existing long-term contractual commitments. At these projects, plant capacity is contractually committed and therefore unable to be offered to the market. At three of its facilities, in Haverhill, Massachusetts, Union County, New Jersey and Alexandria, Virginia, the Company is responsible for obtaining material amounts of waste supply and so is actively competing in these markets to enter into spot medium- and long-term contracts. All these projects are in densely populated areas, with high waste generation rates and numerous large and small participants in the regional market.
      Once a long-term contract expires and is not renewed or extended by a Client Community, the Company’s percentage of contracted disposal capacity will decrease, and it will need to compete in the regional market for waste disposal. At that point, it will compete on price with landfills, transfer stations, other waste-to-energy facilities and other waste disposal technologies that are then offering disposal service in the region. See discussion below, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and results of Operations,” for additional information concerning the expiration of existing contracts.
      The second market in which the Company competes related to its waste-to-energy projects is the market for obtaining new contracts to operate waste-to-energy facilities, either through greenfield development or through competing to be selected by project owners soliciting bids for new operators. In this market, there are fewer competitors than in the broader waste disposal market. This market for new waste-to-energy facilities is anticipated to be very limited with few opportunities for the foreseeable future.
      Since before its bankruptcy filing in 2002, it has not engaged in material development activity with respect to its independent power business. The Company may consider developing additional renewable energy projects in the future, and if it were to do so would face competition from a large number of independent energy companies.
      With respect to its sales of electricity from its waste-to-energy projects and independent power projects, the Company primarily sells its output pursuant to long-term contract. Accordingly, it generally does not sell its output into markets where it must compete on price. As these contracts expire, the Company will participate in such markets if it is unable to enter into new or renewed long-term contracts. See discussion below, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and results of Operation,” for additional information concerning the expiration of existing contracts.
      Once a contract is awarded or a project is financed and constructed, the Company’s business can be impacted by a variety of risk factors which can affect profitability over the life of a project. Some of these risks are at least partially within the Company’s control, such as successful operation in compliance with law and the presence or absence of labor difficulties or disturbances. Other risk factors, described above, are largely out of the Company’s control and may have an adverse impact on a project over a long-term operation.
Technology
      The Company has the exclusive right to market in the United States the proprietary mass-burn technology of Martin GmbH für Umwelt und Energietechnik (“Martin”). All of the waste-to-energy projects that the Company has constructed use the Martin technology, although the Company does own and/or operate some projects using other technologies. The principal feature of the Martin technology is the reverse-reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin technology expired in 1989, and there are various other expired and unexpired patents relating to the Martin technology. The Company believes that it is Martin’s know-how and worldwide reputation in the waste-to-energy field, and the Company’s know-how in designing, constructing and operating waste-to-energy facilities, rather than the use of patented technology, that is important to the Company’s competitive position in the waste-to-energy industry in the United States. The Company does not believe that the expiration of the patent covering the basic stoker grate technology or patents on other portions of the Martin technology will have a material adverse effect on the Company’s financial condition or competitive position.

      The Company believes that mass-burn technology is now the predominant technology used for the combustion of solid waste. The Company believes that the Martin technology is a proven and reliable mass-burn technology, and that its association with Martin has created significant name recognition and value for the Company’s domestic waste-to-energy business.
      Since 1984, the Company’s rights to the Martin technology have been provided pursuant to a cooperation agreement with Martin which gives the Company exclusive rights to market, and distribute parts and equipment for the Martin technology in the United States, Canada, Mexico, Bermuda and certain Caribbean countries. Martin is obligated to assist the Company in installing, operating and maintaining facilities incorporating the Martin technology. The cooperation agreement renews automatically each year unless notice of termination is given, in which case the cooperation agreement would terminate 10 years after such notice. Any termination would not affect the rights of the Company to design, construct, operate, maintain or repair waste-to-energy facilities for which contracts have been entered into or proposals made prior to the date of termination.
REGULATION OF COVANTA’S BUSINESSES

Environmental Regulatory Laws Affecting Covanta’s Businesses

Domestic
      The Company’s business activities in the United States are pervasively regulated pursuant to federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state and local laws comprehensively govern the generation, transportation, storage, treatment and disposal of solid and hazardous waste and also regulate the storage and handling of chemicals and petroleum products (such laws and the regulations thereunder, “Environmental Regulatory Laws”).
      Other federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (collectively, “Environmental Remediation Laws”) make the Company potentially liable on a joint and several basis for any onsite or offsite environmental contamination which may be associated with the Company’s activities and the activities at sites, including but not limited to landfills that the Company’s subsidiaries have owned, operated or leased or, at which there has been disposal of residue or other waste generated, handled or processed by such subsidiaries. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some Service Agreements provide for indemnification of operating subsidiaries from some such liabilities. In addition, other subsidiaries involved in landfill gas projects have access rights to landfill sites pursuant to certain leases that permit the installation, operation and maintenance of landfill gas collection systems. A portion of these landfill sites is and has been a federally-designated “Superfund” site. Each of these leases provide for indemnification of the Company subsidiary from some liabilities associated with these sites.
      The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of any waste-to-energy, independent power project or water facility, and further requires that permits be maintained throughout the operating life of the facility. There can be no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Failure to meet conditions of these permits or of the Environmental Regulatory Laws can subject an operating subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. To date, the Company has not incurred material penalties, been required to incur material capital costs or additional expenses, nor been subjected to material restrictions on its operations as a result of violations of Environmental Regulatory Laws or permit requirements.
      Although the Company’s operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, the Company believes that it is in substantial compliance with existing environmental laws and regulations. The Company may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances the Company may be exposed to joint and several liabilities for remedial action or damages. The Company’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations.
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
      The Environmental Remediation Laws prohibit disposal of regulated hazardous waste at the Company’s municipal solid waste facilities. The Service Agreements recognize the potential for improper deliveries of hazardous wastes and specify procedures for dealing with hazardous waste that is delivered to a facility. Although certain Service Agreements require the Company’s subsidiary to be responsible for some costs related to hazardous waste deliveries, to date no operating subsidiary has incurred material hazardous waste disposal costs.
      Domestic drinking water facilities are subject to regulation of water quality by the state and federal agencies under the federal Safe Drinking Water Act and by similar state laws. These laws provide for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. Under the federal Clean Water Act, the Company may be required to obtain and comply with National Pollutant Discharge Elimination System permits for discharges from its treatment stations. Generally, under its current contracts, the Company is not responsible for fines and penalties resulting from the delivery to the Company’s treatment facility of water not meeting standards set forth in those contracts.

International
      The Company aims to provide energy generating and other infrastructure through environmentally protective project designs, regardless of the location of a particular project. This approach is consistent with the stringent environmental requirements of multilateral financing institutions, such as the World Bank, and also with the Company’s experience in domestic waste-to-energy projects, where environmentally protective facility design and performance is required. Compliance with environmental standards comparable to those of the United States may be conditions to the provision of credit by multilateral banking agencies as well as other lenders or credit providers. The laws of other countries also may require regulation of emissions into the environment, and provide governmental entities with the authority to impose sanctions for violations, although these requirements are generally not as rigorous as those applicable in the United States. As with domestic project development, there can be no assurance that all required permits will be issued, and the process can often cause lengthy delays.
Energy and Water Regulations Affecting Covanta’s Businesses
      The Company’s businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of their domestic facilities and to similar laws applicable to their foreign operations. Federal laws and regulations applicable to many of the Company’s domestic energy businesses impose limitations on the types of fuel used, prescribe the degree to which these businesses are subject to federal and state utility-type regulation and restrict the extent to which these businesses may be owned by one or more electric utilities. State regulatory regimes govern rate approval and the other terms and conditions pursuant to which utilities purchase electricity from independent power producers, except to the extent such regulation is governed by federal law.
      Pursuant to the federal Public Utility Regulatory Policies Act (“PURPA”), the Federal Energy Regulatory Commission (the “FERC”) has promulgated regulations that exempt qualifying facilities (“QFs”) (facilities meeting certain size, fuel and ownership requirements) from compliance with certain provisions of the Federal Power Act (the “FPA”), the Public Utility Holding Company Act of 1935 (“PUHCA”), and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was enacted in 1978 to encourage the development of cogeneration facilities and other facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to QFs from regulation under the FPA and PUHCA and most aspects of state electric utility regulation are of great importance to the Company and its competitors in the waste-to-energy and independent power industries.
      Except with respect to waste-to-energy facilities with a net power production capacity in excess of 30 MW (where rates are set by the FERC), state public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from QFs. PURPA requires that electric utilities purchase electric energy produced by QFs at negotiated rates or at a price equal to the incremental or “avoided” cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. PURPA does not expressly require public utilities to enter into long-term contracts to purchase the output supplied by QFs. Many state public utility commissions have approved longer-term energy contracts as part of their implementation of PURPA.
      Under PUHCA, any entity owning or controlling 10% or more of the voting securities of a “public utility company” or company which is a “holding company” of a public utility company is subject to registration with the SEC and regulation by the SEC unless exempt from registration. Under PURPA, most projects that satisfy the definition of a “qualifying facility” are exempt from regulation under PUHCA. Under the Energy Policy Act of 1992, projects that are not QFs under PURPA but satisfy the definition of an “exempt wholesale generator” are not deemed to be public utility companies under PUHCA. Finally, projects that satisfy the definition of “foreign utility companies” are exempt from regulation under PUHCA. The Company believes that all of its operating projects involved in the generation, transmission and/or distribution of electricity, both domestically and internationally, qualify for an exemption from PUHCA and that it is not and will not be required to register with the SEC under PUHCA.
      Congress continues from time to time to consider energy legislation to repeal both PURPA and PUHCA. Repeal of PUHCA would allow both independent power producers and vertically integrated utilities to acquire electric assets throughout the United States that are geographically widespread, eliminating the current requirement that the utility’s electric assets be capable of physical integration. Also, registered holding companies would be free to acquire non-utility businesses, which they may not do now, with certain limited exceptions. With the repeal of PURPA or PUHCA, competition for independent power generators from utilities would likely increase. This is likely to have little or no impact on the Company’s existing projects, but may mean additional competition from highly capitalized companies seeking to develop projects in the U.S.
      The Company presently has ownership and operating interests in electric generating projects outside the United States. Most countries have expansive systems for the regulation of the power business. These generally include provisions relating to ownership, licensing, rate setting and financing of generating and transmission facilities.
RECENT DEVELOPMENTS
Acquisition of American Ref-Fuel Holdings Corp.
      On January 31, 2005, Danielson entered into a stock purchase agreement (the “Purchase Agreement”) with American Ref-Fuel Holdings Corp. (“Ref-Fuel”), an owner and operator of waste-to-energy facilities in the northeast United States, and Ref-Fuel’s stockholders to purchase 100% of the issued and outstanding shares of Ref-Fuel capital stock. Under the terms of the Purchase Agreement, Danielson will pay $740 million in cash for the stock of Ref-Fuel and will assume the consolidated net debt of Ref-Fuel, which as of December 31, 2004, was approximately $1.2 billion, net of existing debt service reserves and other restricted funds held in trust to pay debt service. After the transaction is completed Ref-Fuel, will be a wholly-owned subsidiary of Covanta.
      The acquisition is expected to close when all of the closing conditions to the Purchase Agreement have been satisfied or waived. These closing conditions include the receipt of approvals, clearances and the satisfaction of all waiting periods as required under the Hart-Scott-Rodino Antitrust Act of 1976 and as required by certain governmental authorities such as the Federal Energy Regulatory Commission and other applicable regulatory authorities. Other closing conditions of the transaction include the following: the Company’s completion of debt financing and an equity Ref-Fuel Rights Offering, as further described below; Danielson arranging letters of credit or other financial accommodations in the aggregate amount of $100 million to replace two currently outstanding letters of credit that have been entered into by two respective subsidiaries of Ref-Fuel and issued in favor of a third subsidiary of Ref-Fuel; and other customary closing conditions. While it is anticipated that all of the applicable conditions will be satisfied, there can be no assurance as to whether or when all of those conditions will be satisfied or, where permissible, waived.
      Either Danielson or the selling stockholders may terminate the Purchase Agreement if the acquisition does not occur on or before June 30, 2005. If a required governmental or regulatory approval has not been received by such date, however, then either party may extend the closing to a date that is no later than the later of August 31, 2005 or the date 25 days after which Ref-Fuel has provided to Danielson certain financial statements described in the Purchase Agreement.
Financing the Ref-Fuel Acquisition
      Danielson intends to finance this transaction through a combination of debt and equity financing. The equity component of the financing is expected to consist of an approximately $400 million offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders at $6.00 per share (the “Ref-Fuel Rights Offering”). In the Ref-Fuel Rights Offering Danielson’s existing stockholders will be issued rights to purchase in an offering to be registered with the SEC Danielson’s stock on a pro rata basis, with each holder entitled to purchase approximately 0.9 shares of Danielson’s common stock at an exercise price of $6.00 per full share for each share of Danielson’s common stock then held. Danielson will file a registration statement with the SEC with respect to such rights offering and the statements contained herein shall not constitute an offer to sell or the solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made in compliance with all applicable securities laws.
      Three of Danielson’s largest stockholders, SZ Investments L.L.C. (collectively with its affiliate EGI-Fund (05-07) Investors, L.L.C. to which it transferred a portion of its shares, “SZ Investments”), Third Avenue Business Trust, on behalf of Third Avenue Value Fund Series (“TAVF”), and D.E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), representing ownership of approximately 40% of Danielson’s outstanding common stock, have committed to participate in the Ref-Fuel Rights Offering and acquire their pro rata portion of the shares.
      Danielson has received a commitment from Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston for a debt financing package for Covanta necessary to finance the acquisition, as well as to refinance the existing recourse debt of Covanta and provide additional liquidity for the Company. It is currently expected that this financing shall consist of two tranches, each of which is secured by pledges of the stock of Covanta’s subsidiaries that has not otherwise been pledged, guarantees from certain of Covanta’s subsidiaries and all other available assets of Covanta’s subsidiaries. The first tranche, a first priority senior secured bank facility, shall be made up of a $250 million term loan facility, a $100 million revolving credit facility and a $340 million letter of credit facility. The second tranche, a second priority senior secured term loan facility, shall consist of a $450 million term loan facility.
      The closing of the financing and receipt of proceeds under the Ref-Fuel Rights Offering are closing conditions under the Purchase Agreement.

      Immediately upon closing of the acquisition, Ref-Fuel will become a wholly-owned subsidiary of Covanta, and Covanta will control the management and operations of the American Ref-Fuel facilities. The current project and other debt of Ref-Fuel subsidiaries will be unaffected by the acquisition, except that the revolving credit and letter of credit facility of American Ref-Fuel Company LLC (the direct parent of each Ref-Fuel project company) will be cancelled and replaced with new facilities at the Covanta level. For additional information concerning the combined capital structure of Covanta and Ref-Fuel following the acquisition, see Par II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      There can be no assurance that Danielson will be able to complete the Ref-Fuel Rights Offering or complete the acquisition of Ref-Fuel.

RISK FACTORS
      The following risk factors could have a material adverse effect on the Company’s business, financial condition and results of operations.
Covanta-Specific Risks

Covanta emerged from bankruptcy with a large amount of domestic debt, and we cannot assure you that its cash flow from domestic operations will be sufficient to pay this debt.
      As of December 31, 2004, Covanta’s outstanding domestic corporate debt was $236 million. Covanta’s ability to service its domestic debt will depend upon:

•	its ability to continue to operate and maintain its facilities consistent with historical performance levels;

•	its ability to maintain compliance with its debt covenants;

•	its ability to avoid increases in overhead and operating expenses in view of the largely fixed nature of its revenues;

•	its ability to maintain or enhance revenue from renewals or replacement of existing contracts, which begin to expire in October 2007 and from new contracts to expand existing facilities or operate additional facilities;

•	market conditions affecting waste disposal and energy pricing, as well as competition from other companies for contract renewals, expansions and additional contracts, particularly after its existing contracts expire.

•	the continued availability to Covanta of the benefit of Danielson’s net operating losses under the Tax Sharing Agreement; and

•	its ability to refinance its domestic corporate debt, whether in conjunction with the Ref-Fuel acquisition or otherwise.
      The Company is currently in compliance with all of its domestic debt covenants. For a more detailed discussion of Covanta’s domestic debt covenants please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The amount of unsecured claims for which Covanta is liable has not been determined and could exceed our estimates.
      In connection with Covanta’s emergence from bankruptcy, Covanta authorized the issuance of $50 million of unsecured notes under an indenture. Although Covanta estimates that it will issue such notes in an amount less than $30 million, the ultimate amount of unsecured notes will not be determined until remaining claims are resolved through settlement or litigation in Bankruptcy Court. We cannot assure you that the final amount of such notes issued will be less than Covanta’s estimate, or that the ultimate resolution of such claims will result in liabilities of less than $50 million.

Covanta may not be able to refinance its domestic debt agreements prior to maturity.
      Covanta issued high yield notes, which mature in 2011. Prior to maturity, Covanta is obligated to pay only interest, and no principal, with respect to these notes. Covanta’s cash flow may be insufficient to pay the principal at maturity, which will be $230 million at such time. Consequently, Covanta may be obligated to refinance these notes prior to maturity. Covanta may refinance the notes during the first two years after issuance without paying a premium, and thereafter may refinance these notes but must pay a premium to do so.
      Several of Covanta’s contracts require it to provide certain letters of credit to contract counterparties. The aggregate stated amount of these letters declines materially each year, particularly prior to 2010. Covanta’s financing arrangements under which these letters of credit are issued expire in 2009, and so it must refinance these arrangements in order to allow Covanta to continue to provide the letters of credit beyond the current expiration date.
      Although the Company has received a commitment from Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston for a debt financing package for Covanta necessary to finance the proposed acquisition of Ref-Fuel, as well as to refinance the existing recourse debt of Covanta, such refinancing is contingent upon consummation of the Ref-Fuel acquisition.
      We cannot assure you that Covanta will be able to obtain refinancing on acceptable terms, or at all, either in conjunction with the Ref-Fuel acquisition or otherwise.

Covanta’s ability to grow its business is limited.
      Covanta’s ability to grow its domestic business by investing in new projects will be limited by debt covenants in its principal financing agreements, unless such financing agreements are refinanced, and from potentially fewer market opportunities for new waste-to-energy facilities. Covanta’s business is based upon building and operating municipal solid waste processing and energy generating projects, which are capital intensive businesses that require financing through direct investment and the incurrence of debt. When we acquired Covanta and it emerged from bankruptcy proceedings in March 2004, Covanta entered into financing arrangements with restrictive covenants typical of financings for companies emerging from bankruptcy. These covenants essentially prohibit investments in new projects or acquisitions of new businesses and place restrictions on Covanta’s ability to expand existing projects. The covenants prohibit borrowings to finance new construction, except in limited circumstances related to specifically identified expansions of existing facilities. The covenants also limit spending for new business development and require that excess cash flow be trapped to collateralize outstanding letters of credit.
      Although the Company will be negotiating debt covenants for the refinancing of Covanta’s debt in connection with the Ref-Fuel acquisition, such financing is contingent upon consummation of the Ref-Fuel acquisition. We cannot assure you that, when it seeks to refinance its domestic debt agreements, Covanta will be able to negotiate covenants that will provide it with more flexibility to grow its business.

Covanta’s liquidity is limited by the amount of domestic debt issued when it emerged from bankruptcy.
      Covanta believes that its cash flow from domestic operations will be sufficient to pay for its domestic cash needs, including debt service on its domestic corporate debt, and that its revolving credit facility will provide a secondary source of liquidity. For the period March 11 through December 31, 2004, Covanta’s cash flow from operating activities for domestic operations was $85.3 million. We cannot assure you, however, that Covanta’s cash flow from domestic operations will not be adversely affected by adverse economic conditions or circumstances specific to one or more projects or that if such conditions or circumstances do occur, its revolving credit facility will provide Covanta with access to sufficient cash for such purposes.

Operation of Covanta’s facilities and the construction of new or expanded facilities involve significant risks.
      The operation of Covanta’s facilities and the construction of new or expanded facilities involve many risks, including:

•	the inaccuracy of Covanta’s assumptions with respect to the timing and amount of anticipated revenues;

•	supply interruptions;

•	permitting and other regulatory issues, license revocation and changes in legal requirements;

•	labor disputes and work stoppages;

•	unforeseen engineering and environmental problems;

•	unanticipated cost overruns;

•	weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism; and

•	performance below expected levels of output or efficiency.
      We cannot predict the impact of these risks on Covanta’s business or operations.

Expansion of Covanta’s existing plants or construction of new plants may require Covanta to use additional new technology which may increase construction costs.
      Expansions of existing plants and construction of new plants may require that Covanta incorporate recently developed and technologically complex equipment, especially in the case of newer environmental emission control technology. Inclusion of such new technology may materially increase the cost of construction.

Covanta’s insurance and contractual protections may not always cover lost revenues, increased expenses or liquidated damages payments.
      Although Covanta maintains insurance, obtains warranties from vendors, obligates contractors to meet certain performance levels and attempts, where feasible, to pass risks Covanta cannot control to the service recipient or output purchaser, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenues, increased expenses or liquidated damages payments.

Performance reductions could materially and adversely affect Covanta.
      Any of the risks described in this Annual Report on Form 10-K or unforeseen problems could cause Covanta’s projects to operate below expected levels, which in turn could result in lost revenues, increased expenses, higher maintenance costs and penalties for defaults under Covanta’s service agreements and operating contracts. As a result, a project may operate at less than expected levels of profit or at a loss.
      Most of Covanta’s Service Agreements for waste-to-energy facilities provide for limitations on damages and cross-indemnities among the parties for damages that such parties may incur in connection with their performance under the contract. Such contractual provisions excuse Covanta from performance obligations to the extent affected by uncontrollable circumstances and provide for service fee adjustments if uncontrollable circumstances increase its costs. We cannot assure you that these provisions will prevent Covanta from incurring losses upon the occurrence of uncontrollable circumstances or that if Covanta were to incur such losses it would continue to be able to service its debt.
      Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to its municipal clients and other parties that Covanta’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. The obligations guaranteed will depend upon the contract involved. Many of Covanta’s subsidiaries have contracts to operate and maintain waste-to-energy facilities. In these contracts the subsidiary typically commits to operate and maintain the facility in compliance with legal requirements; to accept minimum amounts of solid waste; to generate a minimum amount of electricity per ton of waste; and to pay damages to contract counterparties under specified circumstances, including those where the operating subsidiary’s contract has been terminated for default. In its operating history, Covanta has not incurred liability to pay material amounts under these guarantees, and has incurred no liability to repay project debt. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. Additionally, damages payable under such guarantees on Company-owned waste-to-energy facilities could expose Covanta to recourse liability on project debt. Covanta may not have sufficient sources of cash to pay such damages or other obligations. Although it has not incurred material liability under energy, water and waste-to-energy guarantees previously and has incurred no liability to repay project debt, we cannot assure you that Covanta will be able to continue to avoid incurring material payment obligations under such guarantees or that if it did incur such obligations that it would have the cash resources to pay them.
      With respect to the international projects, CPIH, Covanta and certain of Covanta’s domestic subsidiaries have issued guarantees of CPIH’s operating obligations. The potential damages that may be owed under these guarantees may be material. Covanta is generally entitled to be reimbursed by CPIH for any payments it may make under guarantees related to international projects.

Covanta generates its revenue primarily under long-term contracts, and must avoid defaults under its contracts in order to service its debt and avoid material liability to contract counterparties.
      Covanta must satisfy its performance and other obligations under its contracts to operate waste-to-energy facilities. These contracts typically require Covanta to meet certain performance criteria relating to amounts of waste processed, energy generation rates per ton of waste processed, residue quantity, and environmental standards. Covanta’s failure to satisfy these criteria may subject it to termination of its Operating Contracts. If such a termination were to occur, Covanta would lose the cash flow related to the project, and incur material termination damage liability. In circumstances where the contract of one or more subsidiaries has been terminated due to Covanta’s default, Covanta may not have sufficient sources of cash to pay such damages.
      None of Covanta’s operating contracts for its waste-to-energy facilities previously has been terminated for Covanta’s default. We cannot assure you, however, that Covanta will be able to continue to be able to perform its obligations under such contracts in order to avoid such contract terminations, or damages related to any such contract termination, or that if it could not avoid such terminations that it would have the cash resources to pay amounts that may then become due.

Covanta may face increased risk of market influences on its domestic revenues after its contracts expire.
      Covanta’s contracts to operate waste-to-energy projects begin to expire in 2007, and its contracts to sell energy output generally expire when the project’s operating contract expires. One of Covanta’s contracts will expire in 2007. During the twelve month period January 1 to December 31, 2004, this contract contributed $12.5 million in revenues. Expiration of these contracts will subject Covanta to greater market risk in maintaining and enhancing its revenues. As its operating contracts at municipally-owned projects approach expiration, Covanta will seek to enter into renewal or replacement contracts to continue operating such projects. Covanta will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. The expiration of Covanta’s existing energy sales contracts, if not renewed, will require Covanta to sell project energy output either into the electricity grid or pursuant to new contracts.
      At some of Covanta’s facilities, market conditions may allow Covanta to effect extensions of existing operating contracts along with facility expansions which would increase the waste processing capacity of these projects. Such extensions and expansions are currently being considered at a limited number of Covanta’s facilities in conjunction with its municipal clients. If Covanta were unable to reach agreement with its municipal clients on the terms under which it would implement such extensions and expansions, or if the implementation of these extensions and expansions is materially delayed, this may adversely affect Covanta’s cash flow and profitability.
      Covanta’s cash flow and profitability may be adversely affected if it is unable to obtain contracts acceptable to it for such renewals, replacements or additional contracts, or extension and expansion contracts. We cannot assure you that Covanta will be able to enter into such contracts or that the terms available in the market at the time will be favorable to Covanta.

Concentration of suppliers and customers may expose Covanta to heightened financial exposure.
      Covanta often relies on single suppliers and single customers at Covanta’s facilities, exposing such facilities to financial risks if any supplier or customer should fail to perform its obligations.

      Covanta often relies on a single supplier to provide waste, fuel, water and other services required to operate a facility and on a single customer or a few customers to purchase all or a significant portion of a facility’s output or capacity. In most cases, Covanta has long-term agreements with such suppliers and customers in order to mitigate the risk of supply interruption. The financial performance of these facilities depends on such customers and suppliers continuing to perform their obligations under their long-term agreements. A facility’s financial results could be materially and adversely affected if any one customer or supplier fails to fulfill its contractual obligations and Covanta is unable to find other customers or suppliers to produce the same level of profitability. We cannot assure you that such performance failures by third parties will not occur, or that if they do occur, such failures will not adversely affect Covanta’s cash flow or profitability.
      In addition, for its waste-to-energy facilities, Covanta relies on its municipal clients as a source not only of waste for fuel but also of revenue from fees for disposal services Covanta provides. Because Covanta’s contracts with its municipal clients are generally long term (none expires prior to 2007), Covanta may be adversely affected if the credit quality of one or more of its municipal clients were to decline materially. We cannot assure you that such credit quality will not decline, or that if one or more of Covanta’s municipal clients’ credit quality does decline, that it would not adversely affect Covanta’s domestic cash flow or profitability.

Covanta’s international businesses emerged from bankruptcy with a large amount of debt, and we cannot assure you that its cash flow from international operations will be sufficient to pay this debt.
      Covanta’s subsidiary holding the equity interests in its international businesses, CPIH, is also highly leveraged, and its debt will be serviced solely from the cash generated from the international operations. Cash distributions from international projects are typically less dependable as to timing and amount than distributions from domestic projects, and we cannot assure you that CPIH will have sufficient cash flow from operations or other sources to pay the principal or interest due on its debt. As of December 31, 2004, Covanta’s outstanding international debt was $180 million, consisting of $77 million of CPIH recourse debt and $103 million of project debt.
      CPIH’s ability to service its debt will depend upon:

•	its ability to continue to operate and maintain its facilities consistent with historical performance levels;

•	stable foreign political environments that do not resort to expropriation, contract renegotiations or currency or exchange changes;

•	the financial ability of the electric and steam purchasers to pay the full contractual tariffs on a timely basis;

•	the ability of its international project subsidiaries to maintain compliance with their respective project debt covenants in order to make equity distributions to CPIH; and

•	its ability to sell existing projects in an amount sufficient to repay CPIH indebtedness at or prior to its maturity in March 2007, or to refinance its indebtedness at or prior to such maturity.

CPIH’s debt is due in March 2007, and it will need to refinance its debt or obtain cash from other sources to repay this debt at maturity.
      Covanta believes that cash from CPIH’s operations, together with liquidity available under CPIH’s revolving credit facility, will provide CPIH with sufficient liquidity to meet its needs for cash, including cash to pay debt service on CPIH’s debt prior to maturity in March 2007. Covanta believes that CPIH will not have sufficient cash from its operations and its revolving credit facility to pay off its debt at maturity, and so if it is unable to generate sufficient additional cash from asset sales or other sources, CPIH will need to refinance its debt at or prior to maturity. While CPIH’s debt is non-recourse to Covanta, it is secured by a pledge of Covanta’s stock in CPIH and CPIH’s equity interests in certain of its subsidiaries. While we have financing commitments to refinance Covanta’s debt, and to repay CPIH’s debt entirely, in connection with the acquisition of Ref-Fuel, such financing is contingent upon consummation of the Ref-Fuel acquisition. We cannot assure you that such additional cash will be available to CPIH, or that it will be able to refinance its debt on acceptable terms, or at all.

CPIH’s assets and cash flow will not be available to Covanta.
      Although CPIH’s results of operations are consolidated with Danielson’s and Covanta’s for financial reporting purposes, as long as the existing CPIH term loan and revolver remain outstanding, CPIH is restricted under its existing credit agreements from distributing cash to Covanta. Under these agreements, CPIH’s cash may only be used for CPIH’s purposes and to service CPIH’s debt. Accordingly, although reported on Danielson’s and Covanta’s consolidated financial statements, Covanta does not have access to CPIH’s revenues or cash flows and will have access only to Covanta’s domestically generated cash flows.

A sale or transfer of CPIH or its assets may not be sufficient to repay CPIH indebtedness.
      Although CPIH’s results of operations are consolidated with Danielson’s and Covanta’s for financial reporting purposes, due to CPIH’s indebtedness and the terms of Covanta’s credit agreements, CPIH’s cash flow is available only to repay CPIH’s debt. Similarly, in the event that CPIH determines that it is desirable to sell or transfer all or any portion of its assets or business, the proceeds would first be applied to reduce CPIH’s debt. We cannot assure you that the proceeds of any such sale would be sufficient to repay all of CPIH’s debt, consisting of principal and accrued interest or, if sufficient to repay CPIH’s debt, that such proceeds would offset the loss of CPIH’s revenues and earnings as reported by Danielson and Covanta in their respective consolidated financial statements.
      Although the Company has received a commitment from Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston for a debt financing package for Covanta necessary to finance the acquisition of Ref-Fuel, as well as to refinance the existing recourse debt of Covanta and repay all of CPIH’s recourse debt, such financing is contingent upon consummation of the Ref-Fuel acquisition. We cannot assure you that this financing will close. In the absence of a successful closing of the Ref-Fuel acquisition and its related financing, we cannot assure you that CPIH will be able to obtain refinancing on acceptable terms, or at all.

Exposure to international economic and political factors may materially and adversely affect Covanta’s business.
      CPIH’s operations are entirely outside the United States and expose it to legal, tax, currency, inflation, convertibility and repatriation risks, as well as potential constraints on the development and operation of potential business, any of which can limit the benefits to CPIH of a foreign project.
      CPIH’s projected cash distributions from existing facilities over the next five years comes from facilities located in countries having sovereign ratings below investment grade, including Bangladesh, the Philippines and India. In addition, Covanta continues to provide operating guarantees and letters of credit for certain of CPIH’s projects, which if drawn upon would require CPIH to reimburse Covanta for any related payments it may be required to make. The financing, development and operation of projects outside the United States can entail significant political and financial risks, which vary by country, including:

•	changes in law or regulations;

•	changes in electricity tariffs;

•	changes in foreign tax laws and regulations;

•	changes in United States, federal, state and local laws, including tax laws, related to foreign operations;

•	compliance with United States, federal, state and local foreign corrupt practices laws;

•	changes in government policies or personnel;

•	changes in general economic conditions affecting each country, including conditions in financial markets;

•	changes in labor relations in operations outside the United States;

•	political, economic or military instability and civil unrest; and

•	expropriation and confiscation of assets and facilities.
      The legal and financial environment in foreign countries in which CPIH currently owns assets or projects also could make it more difficult for it to enforce its rights under agreements relating to such projects.
      The occurrence of any of these risks could substantially delay the receipt of cash distributions from international projects or reduce the value of the project concerned. In addition, the existence of the operating guarantees and letters of credit provided by Covanta for CPIH projects could expose it to any or all of the risks identified above with respect to the CPIH projects, particularly if CPIH’s cash flow or other sources of liquidity are insufficient to reimburse Covanta for amounts due under such instruments. As a result, these risks may have a material adverse effect on Covanta’s business, consolidated financial condition and results of operations and on CPIH’s ability to service its debt.

Exposure to foreign currency fluctuations may affect Covanta’s costs of operations.
      CPIH sought to participate in projects in jurisdictions where limitations on the convertibility and expatriation of currency have been lifted by the host country and where such local currency is freely exchangeable on the international markets. In most cases, components of project costs incurred or funded in the currency of the United States are recovered with limited exposure to currency fluctuations through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project’s power purchaser or service recipient to rise from time to time in excess of local inflation. As a result, there is a risk in such situations that such power purchaser or service recipient will, at least in the near term, be less able or willing to pay for the project’s power or service.

Exposure to fuel supply prices may affect CPIH’s costs and results of operations.
      Changes in the market prices and availability of fuel supplies to generate electricity may increase CPIH’s cost of producing power, which could adversely impact our profitability and financial performance.
      The market prices and availability of fuel supplies of some of CPIH’s facilities fluctuate. Although CPIH believes that it has adequate and reliable fuel supplies and that its suppliers have adequate production and transportation systems to comply with their contractual requirements to supply CPIH’s facilities, any price increase, delivery disruption or reduction in the availability of such supplies could affect CPIH’s ability to operate CPIH’s facilities and impair its cash flow and profitability. CPIH may be subject to further exposure if any of its future operations are concentrated in facilities using fuel types subject to fluctuating market prices and availability. Covanta may not be successful in its efforts to mitigate its exposure to supply and price swings.

Covanta’s inability to obtain resources for operations may adversely affect its ability to effectively compete.
      Covanta’s waste-to-energy facilities depend on solid waste both for fuel and as a source of revenue. For most of Covanta’s facilities, the prices it charges for disposal of solid waste are fixed under long-term contracts and the supply is guaranteed by sponsoring municipalities. However, for some of Covanta’s waste-to-energy facilities, the availability of solid waste to Covanta, as well as the tipping fee that Covanta must charge to attract solid waste to its facilities, depends upon competition from a number of sources such as other waste-to-energy facilities, landfills and transfer stations competing for waste in the market area. In addition, Covanta may need to obtain waste on a short-term competitive basis as its long-term contracts expire at its owned facilities. There has been and may be further consolidation in the solid waste industry which would reduce the number of solid waste collectors or haulers that are competing for disposal facilities or enable such collectors or haulers to use wholesale purchasing to negotiate favorable below-market disposal rates. The consolidation in the solid waste industry has resulted in companies with vertically integrated collection activities and disposal facilities. Such consolidation may result in economies of scale for those companies as well as the use of disposal capacity at facilities owned by such companies or by affiliated companies. Such activities can affect both the availability of waste to Covanta for disposal at some of Covanta’s waste-to-energy facilities and market pricing.

Compliance with environmental laws could adversely affect Covanta’s results of operations.
      Costs of compliance with existing and future environmental regulations by federal, state and local authorities could adversely affect Covanta’s cash flow and profitability. Covanta’s business is subject to extensive environmental regulation by federal, state and local authorities, primarily relating to air, waste (including residual ash from combustion) and water. Covanta is required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in operating Covanta’s facilities. Covanta may incur significant additional costs to comply with these requirements. Environmental regulations may also limit Covanta’s ability to operate Covanta’s facilities at maximum capacity, or at all. If Covanta fails to comply with these requirements, Covanta could be subject to civil or criminal liability, damages and fines. Existing environmental regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to Covanta or its facilities, and future changes in environmental laws and regulations could occur. This may materially increase the amount Covanta must invest to bring its facilities into compliance. In addition, lawsuits by the Environmental Protection Agency, commonly referred to as the EPA, and various states highlight the environmental risks faced by generating facilities. Stricter environmental regulation of air emissions, solid waste handling or combustion, residual ash handling and disposal, and waste water discharge could materially affect Covanta’s cash flow and profitability.
      Covanta may not be able to obtain or maintain, from time to time, all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if Covanta fails to obtain and comply with them, the operation of Covanta’s facilities could be jeopardized or become subject to additional costs.

Federal energy regulation could adversely affect Covanta’s revenues and costs of operations.
      Covanta’s business is subject to extensive energy regulations by federal and state authorities. The economics, including the costs, of operating Covanta’s generating facilities may be adversely affected by any changes in these regulations or in their interpretation or implementation or any future inability to comply with existing or future regulations or requirements.
      The Public Utility Holding Company Act of 1935 and the Federal Power Act regulate public utility holding companies and their subsidiaries and place constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Under the Public Utility Regulatory Policies Act of 1978, known as “PURPA,” Covanta’s domestic facilities are qualifying facilities (facilities meeting statutory size, fuel and ownership requirements), which are exempt from regulations under PUHCA, most provisions of the FPA and state rate regulation. Covanta’s foreign projects are exempt from regulation under PUHCA.
      If Covanta becomes subject to either the FPA or PUHCA, the economics and operations of Covanta’s energy projects could be adversely affected, including rate regulation by the Federal Energy Regulation Commission, with respect to its output of electricity. If an alternative exemption from PUHCA was not available, Covanta could be subject to regulation by the SEC as a public utility holding company. In addition, depending on the terms of the project’s power purchase agreement, a loss of Covanta’s exemptions could allow the power purchaser to cease taking and paying for electricity or to seek refunds of past amounts paid. Such results could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, Covanta cannot assure you that revenues received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers.

Failure to obtain regulatory approvals could adversely affect Covanta’s operations.
      Covanta is continually in the process of obtaining or renewing federal, state and local approvals required to operate Covanta’s facilities. While Covanta currently has all necessary operating approvals, Covanta may not always be able to obtain all required regulatory approvals, and Covanta may not be able to obtain any necessary modifications to existing regulatory approvals or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if Covanta fails to obtain and comply with any required regulatory approvals, the operation of Covanta’s facilities or the sale of electricity to third parties could be prevented, made subject to additional regulation or subject Covanta to additional costs.

The energy industry is becoming increasingly competitive, and Covanta might not successfully respond to these changes.
      Covanta may not be able to respond in a timely or effective manner to the changes resulting in increased competition in the energy industry in both domestic and international markets. These changes may include deregulation of the electric utility industry in some markets, privatization of the electric utility industry in other markets and increasing competition in all markets. To the extent U.S. competitive pressures increase and the pricing and sale of electricity assumes more characteristics of a commodity business, the economics of Covanta’s business may come under increasing pressure. Regulatory initiatives in foreign countries where Covanta has or will have operations involve the same types of risks.

Changes in laws and regulations affecting the solid waste and the energy industries could adversely affect Covanta’s business.
      Covanta’s business is highly regulated. Covanta cannot predict whether the federal or state governments or foreign governments will adopt legislation or regulations relating to the solid waste or energy industries. These laws and regulations can result in increased capital, operating and other costs to Covanta, particularly with regard to enforcement efforts. The introduction of new laws or other future regulatory developments that increase the costs of operation or capital to Covanta may have a material adverse effect on Covanta’s business, financial condition or results of operations.

Our disclosure controls and procedures may not prevent or detect all acts of fraud.
      Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our companies have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (“Section 404”) and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.
      We have in the past, and in the future may discover, areas of our internal control over financial reporting which may require improvement. For example, during the course of its audit of our 2004 financial statements, our independent auditors, Ernst & Young LLP identified errors, principally related to complex manual “fresh start” accounting calculations, predominantly effecting Covanta’s investments in its international businesses. These errors, the net effect of which was immaterial (less than $2 million, pretax), have been corrected in our 2004 consolidated financial statements. Management determined that errors in complex fresh start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review. As a result, management has concluded that Danielson’s internal control over financial reporting was not effective as of December 31, 2004. The Company has identified and undertaken steps necessary in order to address this material weakness, but the effectiveness of our internal control over financial reporting in the future will depend on our effectiveness in fulfilling these steps to address this material weakness. If we are unable to assert that our internal control over financial reporting is effective now or in any future period, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect in our stock price.

We cannot be certain that Danielson’s net operating loss tax carryforwards will continue to be available to offset our tax liability.
      As described in Danielson’s 2004 Annual Report on Form 10-K, Danielson had approximately $516 million of net operating loss tax carryforwards for Federal income tax purposes, which we refer to as “NOLs.” A portion of the NOLs are made available to us pursuant to the Tax Sharing Agreement. In order to utilize the NOLs, we must generate taxable income which can offset such carryforwards. As described in Danielson’s 2004 Annual Report on Form 10-K, the NOLs are also utilized by income from certain grantor trusts that were established as part of the Mission Insurance reorganization. The NOLs will expire if not used. The availability of NOLs to offset taxable income would be substantially reduced if Danielson were to undergo an “ownership change” within the meaning of Section 382(g)(1) of the Internal Revenue Code. Danielson will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during a three year “testing period” by “5% stockholders.”
      In order to help us preserve the NOLs, Danielson’s certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change for purposes of Section 382 of the Internal Revenue Code. The transfer restrictions were implemented in 1990, and Danielson reports that it expects that the restrictions will remain in force as long as the NOLs are available. We cannot assure you, however, that these restrictions will prevent an ownership change.
      The NOLs will expire in various amounts, if not used, between 2005 and 2023. The Internal Revenue Service has not audited any of Danielson’s tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOLs were reported. We cannot assure you that Danielson would prevail if the IRS were to challenge the availability of the NOLs. If the IRS was successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset our future consolidated income and Danielson may not be able to satisfy its obligations to Covanta under Tax Sharing Agreement described above, or to pay taxes that may be due from our consolidated tax group.

Risks Related to the Ref-Fuel Acquisition

We may be unable to integrate the operations of Ref-Fuel and Danielson successfully and may not realize the full anticipated benefits of the acquisition
      Achieving the anticipated benefits of the transaction will depend in part upon our ability to integrate the two companies’ businesses in an efficient and effective manner. Our attempt to integrate two companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating organizations in additional locations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the combined company. The process of integrating operations after the transaction could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. Employee uncertainty and lack of focus during the integration process may also disrupt the businesses of the combined company. Any inability of management to integrate the operations of Ref-Fuel and Danielson successfully could have a material adverse effect on the business and financial condition of Danielson.

We will incur significant combination-related costs in connection with the transaction
      If the proposed acquisition with Ref-Fuel closes, we expect that Danielson will be obligated to pay transaction fees and other expenses related to the transaction of approximately $45 million, including financial advisors’ fees, legal and accounting fees, and fees and expenses to refinance the existing Covanta recourse debt. Furthermore, we expect to incur significant costs, which we estimate to be approximately $45 million associated with combining the operations of the two companies. However, we cannot predict the specific size of those charges before we begin the integration process. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, we cannot give any assurance that this net benefit will be achieved as we expect, or at all.

Ref-Fuel’s business model includes greater risk in the waste disposal market than does Covanta’s
      While Covanta and Ref-Fuel both sell energy pursuant to long term contracts, Covanta typically sells a greater proportion of its aggregate waste processing capacity under long-term contracts than does Ref-Fuel. Consequently, more of Ref-Fuel’s revenue from its waste-to-energy facilities is subject to market risk from fluctuations in waste market prices than Covanta’s, and short-term fluctuations in the waste markets may have a greater impact on the combined company’s waste-to energy revenues than on those of Covanta alone.
EMPLOYEES
      As of December 31, 2004, the Company employed approximately 1,800 full-time employees worldwide, of which the majority is employed in the United States.
      Of the Company’s employees in the United States, approximately 16% are unionized. Currently, the Company is party to seven (7) collective bargaining agreements: one (1) of these agreements is scheduled to expire in 2005, two (2) in 2006, and one (1) in 2008. With respect to the remaining three (3) agreements which have recently expired, the Company is currently in negotiations with the applicable collective bargaining representatives and the Company expects to reach an agreement with such representative to extend such agreement on its current or similar terms.
      The Company considers relations with its employees to be good and does not anticipate any significant labor disputes in 2005.

AVAILABILITY OF INFORMATION
      The Company files annual reports, quarterly reports, current reports and other information with the Securities and Exchange Commission. Copies of such materials can be read and copied from the Public Reference Room of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 10549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. You can access our filings electronically by visiting the Securities and Exchange Commission’s website at http://www.sec.gov. Filings are also available on Company’s website at www.covantaenergy.com or free of charge by writing to Lou Walters at 40 Lane Road, Fairfield, N.J. 07004.

Item 2.	PROPERTIES
      The Company’s executive offices are now located at 40 Lane Road, Fairfield, New Jersey, in an office building located on a 5.4 acre site owned by a subsidiary. In 2004, the Company closed its office in Fairfax, Virginia and relocated its former Redding, California office to Anderson, California. Additionally, the Company sold its interests in two landfill gas projects situated on leased sites in Sun Valley and Los Angeles, California.

      The following table summarizes certain information relating to the locations of the properties owned or leased by Covanta and its subsidiaries:

		Approximate
		Site Size			Nature of
	Location	(in Acres)(1)		Site Use	Interest(2)

Domestic Energy Services
1.	Fairfield, New Jersey	5.4		Office space	Own
2.	Anderson, California	2,000	sq. ft.	Office space	Lease
3.	City of Industry, California	953	sq. ft.	Office space	Lease
4.	Marion County, Oregon	15.2		Waste-to-energy facility	Own
5.	Alexandria/ Arlington, Virginia	3.3		Waste-to-energy facility	Lease
6.	Bristol, Connecticut	18.2		Waste-to-energy facility	Own
7.	Indianapolis, Indiana	23.5		Waste-to-energy facility	Lease
8.	Stanislaus County, California	16.5		Waste-to-energy facility	Lease
9.	Babylon, New York	9.5		Waste-to-energy facility	Lease
10.	Haverhill, Massachusetts	12.7		Waste-to-energy facility	Lease
11.	Haverhill, Massachusetts	16.8		Landfill Expansion	Lease
12.	Haverhill, Massachusetts	20.2		Landfill	Lease
13.	Lawrence, Massachusetts	11.8		RDF power plant (closed)	Own
14.	Lake County, Florida	15.0		Waste-to-energy facility	Own
15.	Wallingford, Connecticut	10.3		Waste-to-energy facility	Lease
16.	Fairfax County, Virginia	22.9		Waste-to-energy facility	Lease
17.	Union County, New Jersey	20.0		Waste-to-energy facility	Lease
18.	Huntington, New York	13.0		Waste-to-energy facility	Lease
19.	Warren County, New Jersey	19.8		Waste-to-energy facility	Lease
20.	Hennepin County, Minnesota	14.6		Waste-to-energy facility	Lease
21.	Onondaga County, New York	12.0		Waste-to-energy facility	Lease
International Energy Services
22.	Bataan, the Philippines	30,049	sq. m.	Diesel power plant	Lease
23.	Zhejiang Province, People’s Republic of China	33,303	sq. m.	Coal-fired cogeneration facility	Land Use Right reverts to China Joint Venture Partner upon termination of Joint Venture Agreement
24.	Shandong Province, People’s Republic of China	33,303	sq. m.	Coal-fired cogeneration facility	Land Use Right reverts to China Joint Venture Partner upon termination of Joint Venture Agreement

		Approximate
		Site Size			Nature of
	Location	(in Acres)(1)		Site Use	Interest(2)

25.	Jiangsu Province, People’s Republic of China	65,043	sq. m.	Coal-fired co-generation facility	Land Use Right reverts to China Joint Venture Partner upon termination of Joint Venture Agreement
26.	Rockville, Maryland	N/A		Landfill gas project	Lease
27.	San Diego, California	N/A		Landfill gas project	Lease
28.	Oxnard, California	N/A		Landfill gas project	Lease
29.	Salinas, California	N/A		Landfill gas project	Lease
30.	Santa Clara, California	N/A		Landfill gas project	Lease
31.	Stockton, California	N/A		Landfill gas project	Lease
32.	Burney, California	40.0		Wood waste project	Lease
33.	Jamestown, California	26.0		Wood waste project	Own (50%)
34.	Westwood, California	60.0		Wood waste project	Own
35.	Oroville, California	43.0		Wood waste project	Own
36.	Whatcom County, Washington	N/A		Hydroelectric project	Own (50%)
37.	Weeks Falls, Washington	N/A		Hydroelectric project	Lease
38.	Cavite, the Philippines	13,122	sq. m.	Heavy fuel oil project	Lease
39.	Cavite, the Philippines	10,200	sq. m.	Heavy fuel oil project	Lease
40.	Manila, the Philippines	468	sq. m.	Office space	Lease
41.	Bangkok, Thailand	676	sq. m.	Office space	Lease
42.	Chennai, India	1797	sq. ft.	Office space	Lease
43.	Samalpatti, India	2,546	sq. ft.	Office space	Lease
44.	Samayanallur, India	1,300	sq. ft.	Office space	Lease
45.	Samayanallur, India	17.1		Heavy fuel oil project	Lease
46.	Samayanallur, India	2.3		Heavy fuel oil project	Lease
47.	Samalpatti, India	30.3		Heavy fuel oil project	Lease
48.	Shanghai, China	145	sq. m.	Office space	Lease
49.	Imperial County, California	83.0		Undeveloped Desert Land	Own

(1)	All sizes are in acres unless otherwise indicated.

(2)	All ownership or leasehold interests relating to projects are subject to material liens in connection with the financing of the related project, except those listed above under item 9, 22-25 and 26-31. In addition, all leasehold interests existed at least as long as the term of applicable project contracts, and several of the leasehold interests are subject to renewal and/or purchase options.

Item 3.	LEGAL PROCEEDINGS
      The Company is party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assesses the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, record as a loss an estimate of the ultimate outcome. If the Company can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.

      Generally, claims and lawsuits against Covanta and its subsidiaries that had filed bankruptcy petitions and subsequently emerged from bankruptcy arising from events occurring prior to their respective petition dates have been resolved pursuant to the Reorganization Plan, and have been discharged pursuant to the March 5, 2004 order of the Bankruptcy Court which confirmed the Reorganization Plan. However, to the extent that claims are not dischargeable in bankruptcy, such claims may not be discharged. For example, the claims of certain persons who were personally injured prior to the petition date but whose injury only became manifest thereafter may not be discharged pursuant to the Reorganization Plan.
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
      The potential costs related to the matters described below and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of the Company’s responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, the Company believes that the following proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
      In June 2001, the EPA named the Company’s wholly-owned subsidiary, Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 potentially responsible parties (“PRPs”) at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire, a former waste oil recycling facility. The total quantity of waste oil alleged by the EPA to have been disposed of by PRPs at the Beede site is approximately 14.3 million gallons, of which Covanta Haverhill’s contribution is alleged to be approximately 44,000 gallons. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. According to the EPA, the costs of response actions incurred as of January 2004 by the EPA and the State of New Hampshire Department of Environmental Services (“DES”) total approximately $19 million, and the estimated cost to implement the remedial alternative selected in the Record of Decision is an additional $48 million. Covanta Haverhill, Inc. is participating in discussions with other PRPs concerning the EPA’s selected remedy for the site, in anticipation of eventual settlement negotiations with EPA and DES. Covanta Haverhill, Inc.’s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. The Company believes that based on the amount of waste oil materials Covanta Haverhill, Inc. is alleged to have sent to the site, its liability will not be material.
Other Matters
      During the course of the Chapter 11 Cases, the Debtors and certain contract counterparties reached agreement with respect to material restructuring of their mutual obligations in connection with several waste-to-energy projects. Subsequent to March 10, 2004 the Debtors were also involved in material disputes and/or litigation with respect to the Warren County, New Jersey and Lake County, Florida waste-to-energy projects and the Tampa Bay water project. During 2004, all disputes relating to the Lake County and Tampa Bay matters were resolved, and the Company’s subsidiaries involved in these projects emerged from bankruptcy. As of December 31, 2004, the Debtors involved with the Warren County, New Jersey project remain in Chapter 11 and are not consolidated in the Company’s consolidated financial statements. The Company expects that the outcome of the Warren County, New Jersey litigation described below will not adversely affect the Company.
      The Company subsidiary (“Covanta Warren”) which operates the waste-to-energy facility in Warren County, New Jersey (the “Warren Facility”) and the Pollution Control Financing Authority of Warren County (“Warren Authority”) have been engaged in negotiations for an extended time concerning a potential restructuring of the parties’ rights and obligations under various agreements related to Covanta Warren’s operation of the Warren Facility. Those negotiations were in part precipitated by a 1997 federal court of appeals decision invalidating certain of the State of New Jersey’s waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, the State of New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to an agreement with the Warren Authority which modifies the existing service agreement. Principal on the Warren Facility project debt is due annually in December of each year, while interest is due semi-annually in June and December of each year. The State of New Jersey provided sufficient funds to the project bond trustee to pay interest to bondholders during June 2004.
      Although discussions continue, to date Covanta Warren and the Warren Authority have been unable to reach an agreement to restructure the contractual arrangements governing Covanta Warren’s operation of the Warren Facility.
      Also as part of the Company’s emergence from bankruptcy, the Company and Covanta Warren entered into several agreements approved by the Bankruptcy Court that permit Covanta Warren to reimburse Covanta for employees and employee-related expenses, provide for payment of a monthly allocated overhead expense reimbursement in a fixed amount and permit the Company to advance up to $1.0 million in super-priority debtor-in-possession loans to Covanta Warren in order to meet any liquidity needs. As of December 31, 2004, Covanta Warren owed the Company $1.9 million.
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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      On March 10, 2004, all then outstanding Old Preferred and Old Common stock of the Company was cancelled and extinguished in accordance with the Reorganization Plan. Holders of Old Preferred and Old Common stock received no distributions or other consideration on account of their securities cancelled and extinguished under the Reorganization Plan.

Item 6.	SELECTED FINANCIAL DATA
Covanta Energy Corporation and Subsidiaries

	Successor	Predecessor

	For the Period	For the Period
	March 11,	January 1,
	Through	Through	December 31,
	December 31,	March 10,
	2004(1)	2004(2)	2003(3)	2002(4)	2001(5)	2000(6)

	(In thousands of dollars, except per share amounts)
TOTAL REVENUES FROM CONTINUING OPERATIONS	$557,202	$143,232	$790,468	$825,781	$917,646	$856,434

Income (loss) from continuing operations before cumulative effect of change in accounting principles	31,139	29,563	(26,764)	(127,698)	(205,686)	(103,132)
Gain (loss) from discontinued operations	—	—	78,814	(43,355)	(25,341)	(126,153)
Cumulative effect of change in accounting principles	—	—	(8,538)	(7,842)	—	—

Net income (loss)	31,139	29,563	43,512	(178,895)	(231,027)	(229,285)

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before cumulative effect of change in accounting principles		$0.59	$(0.54)	$(2.56)	$(4.14)	$(2.08)
Income (loss) from discontinued operations		—	1.58	(0.88)	(0.51)	(2.55)
Cumulative effect of change in accounting principles		—	(0.17)	(0.16)	—	—

Total		0.59	0.87	(3.60)	(4.65)	(4.63)

DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations before cumulative effect of change in accounting principles		$0.59	$(0.54)	$(2.56)	$(4.14)	$(2.08)
Income (loss) from discontinued operations		—	1.58	(0.88)	(0.51)	(2.55)
Cumulative effect of change in accounting principles		—	(0.17)	(0.16)	—	—

Total		0.59	0.87	(3.60)	(4.65)	(4.63)

TOTAL ASSETS	$1,870,522	$2,567,570	$2,613,580	$2,840,107	$3,247,152	$3,298,828

LONG-TERM DEBT (LESS CURRENT PORTION AND LIABILITIES SUBJECT TO COMPROMISE)	$1,147,820	$903,703	$935,335	$1,151,996	$1,600,983	$1,749,164

SHAREHOLDERS’ EQUITY (DEFICIT)	$79,453	$(177,915)	$(128,034)	$(172,313)	$6,244	$231,556

SHAREHOLDERS’ EQUITY (DEFICIT) PER COMMON SHARE	N/A	$(3.57)	$(2.57)	$(3.47)	$0.11	$4.65

CASH DIVIDENDS DECLARED PER COMMON SHARE	N/A	—	—	—	—	—

(1)	Successor refers to the Company after March 10, 2004 (“Effective Date”). The financial statements for the period beginning on the day after the Effective Date reflect fresh start accounting and business combination accounting (see Note 1 to the Consolidated Financial Statements).

(2)	The Company emerged from Chapter 11 on March 10, 2004. Predecessor refers to the Company prior to and including March 10, 2004. Income from continuing operations from January 1 through March 10, 2004 includes a pre-tax gain on cancellation of prepetition debt of $399.1 million and pre-tax charges of $510.7 million for fresh start adjustments and $58.3 million for reorganization expenses.

(3)	Net income in 2003 includes net after-tax gain on discontinued operations of $78.8 million or $1.58 per diluted share, $83.3 million or $1.67 per diluted share of reorganization expenses, and $8.5 million or $0.17 per diluted share for the cumulative effect of change in accounting principle related to asset retirement obligations.

(4)	Net loss in 2002 includes net after-tax charges of $84.9 million, or $1.70 per diluted share, reflecting the write-down of and obligations related to assets held for use and $49.1 million, or $1.00 per diluted share, of reorganization costs, both within continuing operations, $43.4 million or $0.88 per diluted share, for discontinued operations and $7.8 million or $0.16 per diluted share for the cumulative effect of change in accounting principle related to the write-off of goodwill.

(5)	Net loss in 2001 includes net after-tax charges of $212.7 million, or $4.28 per diluted share, reflecting the write-down of and obligations related to assets held for sale and loss from discontinued operations of $25.3 million, or $0.51 per diluted share.

(6)	Net loss in 2000 includes net after-tax charges of $56.0 million, or $1.13 per diluted share, reflecting the write-down of assets held for sale and $60.4 million, or $1.22 per diluted share, reflecting costs associated with non-energy businesses, and organizational streamlining costs composed of $45.5 million, or $0.92 per diluted share, for continuing operations and $126.2 million, or $2.55 per diluted share, for loss from discontinued operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
      Certain statements in the Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta and its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in other securities filings by the Company.
      Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.
REORGANIZATION
      On March 10, 2004 (the “Effective Date”), the Company consummated a plan of reorganization and emerged from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). As a result of the consummation of the Company’s plan of reorganization, Covanta became a wholly-owned subsidiary of Danielson. The Company’s Chapter 11 proceedings commenced on April 1, 2002 (the “First Petition Date”), when Covanta and most of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). All of the bankruptcy cases (the “Chapter 11 Cases”) were jointly administered. During the Chapter 11 Cases, Covanta and its subsidiaries which were part of the Chapter 11 Cases (the “Debtors”) operated their business as debtors-in-possession pursuant to the Bankruptcy Code. International operations and certain other subsidiaries and joint venture partnerships were not included in the bankruptcy filings.
      On December 2, 2003, Covanta and Danielson entered into an Investment and Purchase Agreement (as amended). On March 5, 2004, the Bankruptcy Court entered an order confirming the Company’s plan of reorganization premised on the Danielson Agreement and liquidation for certain of those Debtors involved in non-core businesses (the “Liquidation Plan”). On March 10, 2004 both plans were effected upon the consummation of the Danielson Agreement and the reorganization plan (the plans of reorganization and liquidation collectively, the “Reorganization Plan”).

      The Financial Statements for the period beginning on the day after the Effective Date through December 31, 2004 reflect both fresh start accounting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and business combination accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” and Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. Accordingly, all pre-petition liabilities believed to be subject to compromise were segregated in the Consolidated Balance Sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise were separately classified as current and non-current, as appropriate. Revenues, expenses (including professional fees relating to the bankruptcy proceeding), realized gains and losses, and provisions for losses resulting from the reorganization were reported separately as reorganization items. Also, interest expense was accrued during the Chapter 11 Cases only to the extent that it was to be paid. As authorized by the Bankruptcy Court, debt service continued to be paid on the Company’s project debt throughout the Chapter 11 Cases. Cash used for reorganization items was disclosed separately in the Statements of Consolidated Cash Flows.
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
      As used in this Item 7, the term “Covanta” refers to Covanta Energy Corporation; “Company” refers to Covanta and its consolidated subsidiaries; “Domestic Covanta” refers to Covanta and its subsidiaries, other than CPIH, engaged in the waste-to-energy, water and independent power businesses in the United States; and “CPIH” refers to Covanta’s subsidiary, Covanta Power International Holdings, Inc. and its subsidiaries engaged in the independent power business outside the United States.
      References contained herein this Annual Report on Form 10-K to the “Predecessor” refer to the Company prior to and including March 10, 2004 and references to the “Successor” refer to the Company after March 10, 2004.
Developments in Project Restructurings
      The Company’s subsidiaries involved with the Tampa Bay water project emerged from Chapter 11 on August 6, 2004. In connection with the settlement of litigation associated with the Tampa Bay project, these subsidiaries emerged from bankruptcy without material assets or liabilities, and without contractual rights to operate the Tampa Bay facility. While Covanta’s investment in these subsidiaries was recorded using the equity method after March 10, 2004, and prior to August 6, 2004, it includes these entities as consolidated subsidiaries in its financial statements after August 6, 2004.
      The Company’s subsidiaries involved with the Lake County, Florida waste-to-energy facility emerged from Chapter 11 on December 14, 2004. The Company’s subsidiaries and Lake County entered into the new agreements, releases, and financing arrangements contemplated by the Lake Plan, and Covanta Lake emerged from bankruptcy on that date. While Covanta’s investment in these subsidiaries was recorded using the equity method after March 10, 2004, and prior to December 14, 2004, it includes these entities as consolidated subsidiaries in its financial statements after December 14, 2004.
      The Debtors owning and operating the Company’s Warren County, New Jersey and Lake County, Florida waste-to-energy facilities and the Tampa Bay, Florida water project remained debtors-in-possession (the “Remaining Debtors”) after the Effective Date, and were not the subject of either plan. As a result, the Company recorded its investment in the Remaining Debtors using the equity method as of March 10, 2004, until CTC and CTB and Covanta Lake emerged from bankruptcy as described above. The Warren County matter is more fully described in Note 31 to the Consolidated Financial Statements.
EXECUTIVE SUMMARY

The Company’s Business Segments
      The Company has two business segments: (a) Domestic, the businesses of which are owned and/or operated through Domestic Covanta; and (b) International, the businesses of which are owned and/or operated through CPIH. As described below under “Capital Resources and Commitments” and “Liquidity”, Domestic Covanta and CPIH have separate corporate debt.
      In its Domestic segment, the Company designs, constructs, and operates key infrastructure for municipalities and others in waste-to-energy and independent power production. Domestic Covanta’s principal business, from which the Company earns most of its revenue, is the operation of waste-to-energy facilities. Waste-to-energy facilities combust municipal solid waste as a means of environmentally sound waste disposal, and produce energy that is sold as electricity or steam to utilities and other purchasers. Domestic Covanta generally operates waste-to-energy facilities under long term contracts with municipal clients. Some of these facilities are owned by Domestic Covanta, while others are owned by the municipal client or other third parties. For those facilities owned by it, Domestic Covanta retains the ability to operate such projects after current contracts expire. For those facilities not owned by Domestic Covanta, municipal clients generally have the contractual right, but not the obligation, to extend the contract and continue to retain Domestic Covanta’s service after the initial expiration date. For all waste-to-energy projects, Domestic Covanta receives revenue from two primary sources: fees it charges for processing waste received; and payments for electricity and steam.
      In addition to its waste-to-energy projects, Domestic Covanta operates, and in some cases has ownership interests in, other renewable energy projects which generate electricity from wood waste, landfill gas, and hydroelectric resources. The electricity from these projects is sold to utilities. For these projects, Domestic Covanta receives revenue from electricity sales, and in some cases cash from equity distributions.
      Domestic Covanta also operates one water project which produces potable water that is distributed by a municipal entity. For this project, Domestic Covanta receives revenue from service fees it charges the municipal entity. Domestic Covanta previously had operated several small waste water treatment projects pursuant to contractual arrangements with municipal entities or other customers. During 2004, Domestic Covanta’s operating contracts for these projects were either terminated or transferred to third parties. The termination of these operations did not have a material effect on the Company. The Company does not expect to grow its water business, and may consider further divestitures.
      In its International segment as of December 31, 2004, CPIH has ownership interests in, and/or operates, independent power production facilities in the Philippines, China, Bangladesh, India, and Costa Rica, and one waste-to-energy facility in Italy. During the third quarter of 2004, it sold its interest in one project in Spain. The Costa Rica facilities generate electricity from hydroelectric resources while the other independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel oil. For these projects, CPIH receives revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.
      In 2003 and 2002, the Company had an “Other” segment which consisted of the Company’s remaining operations in the aviation and entertainment businesses which have been disposed of or which are being liquidated in bankruptcy by a liquidation trustee. The Company expects that it will have no liability or further obligations with respect to its former activities in this segment.

Optimizing Cash
      An important objective of management is to provide reliable service to its clients while generating sufficient cash to meet its recourse debt service and liquidity needs. Maintaining historic facility production and optimizing cash receipts is necessary to assure that the Company has sufficient cash to fund operations, make appropriate and permitted capital expenditures and meet scheduled debt service payments. Under its current principal financing arrangements the Company does not expect to receive any cash contributions from Danielson, and is prohibited, under its principal financing arrangements, from using its cash to issue dividends to Danielson.
      The Company believes that when combined with its other sources of liquidity, Domestic Covanta’s operations should generate sufficient cash to meet operational needs, capital expenditures and debt service due prior to maturity on its corporate debt. Therefore in order to optimize cash flows, management believes it must seek to continue to operate and maintain Domestic Covanta’s facilities consistent with historical performance levels, and to avoid increases in overhead and operating expenses in view of the largely fixed nature of Domestic Covanta’s revenues. Management will also seek to maintain or enhance Domestic Covanta’s cash flow from renewals or replacement of existing contracts (which begin to expire in October 2007), and from new contracts to expand existing facilities or operate additional facilities. Domestic Covanta’s ability to grow cash flows by investing in new projects is limited by debt covenants in its principal financing agreements, and by the scarcity of opportunities for developing and constructing new waste-to-energy facilities.
      The Company believes that CPIH’s operations should also generate sufficient cash to meet its operational needs, capital expenditures and debt service prior to maturity on its corporate debt. However, due to risks inherent in foreign operations, CPIH’s receipt of cash distributions can be less regular and predictable than that of Domestic Covanta. Management believes that it must continue to operate and maintain CPIH’s facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make cash distributions to CPIH. It will also seek to refinance its corporate indebtedness, or sell existing projects in an amount sufficient to repay such indebtedness, at or prior to its maturity in March 2007. In those jurisdictions where its subsidiaries’ energy purchasers, fuel suppliers or contractors may experience difficulty in meeting payment or performance obligations on a timely basis, CPIH must seek arrangements which permit the subsidiary to meet all of its obligations. CPIH’s ability to grow by investing in new projects is limited by debt covenants in its principal financing agreements.
      Domestic Covanta and CPIH each emerged from bankruptcy with material amounts of corporate debt. As of December 31, 2004, Domestic Covanta had outstanding corporate debt in the principal amount of $235.7 million, comprised of (i) secured notes due in 2011 in the amount of $207.7 million (accreting to $230 million at maturity) and (ii) unsecured notes due 2012 in the amount of $24 million (which are estimated to increase to approximately $28 million through the issuance of additional notes). As of December 31, 2004, Domestic Covanta also had credit facilities for liquidity and the issuance of letters of credit in the amount of $240.3 million, which credit facilities expire in 2009. As of December 31, 2004, CPIH had outstanding corporate debt in the principal amount of $76.9 million and credit facilities for liquidity in the amount of $9.1 million. Additional information on Domestic Covanta’s and CPIH’s debt and credit facilities is provided below in “Capital Resources and Commitments” and in “Liquidity.”
      Creditors under Domestic Covanta’s debt and credit facilities do not have recourse to CPIH, and creditors under CPIH’s debt and credit facilities do not have recourse to Domestic Covanta. Cash generated by Domestic Covanta businesses is managed and held separately from cash generated by CPIH businesses. Therefore, under current financing arrangements the assets and cash flow of each of Domestic Covanta and CPIH are not available to the other, either to repay the debt or to satisfy other obligations.
      Domestic Covanta’s ability to optimize its cash flow should be enhanced under a Tax Sharing Agreement with Danielson. This agreement provides that Danielson will file a federal tax return for its consolidated group of companies, including the subsidiaries which comprise Domestic Covanta, and that certain of Danielson’s NOLs will be available to offset the federal tax liability of Domestic Covanta. Consequently, Domestic Covanta’s federal income tax obligations will be substantially reduced. Covanta is not obligated to make any payments to Danielson with respect to the use of these NOLs. The NOLs will expire in varying amounts from December 31, 2004 through December 31, 2023 if not used. The IRS has not audited Danielson’s tax returns. See Note 26 to the Company’s consolidated financial statements for additional information regarding Danielson’s NOLs and factors which may affect its availability to offset taxable income of Domestic Covanta.

If the NOLs were not available to offset the federal income tax liability of Domestic Covanta, Domestic Covanta may not have sufficient cash flow available to pay debt service on the Domestic Covanta corporate credit facilities. Because CPIH is not included as a member of Danielson’s consolidated taxpayer group, the Tax Sharing Agreement does not benefit it.

Refinancing Corporate Debt
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
      CPIH’s corporate debt matures in March 2007. CPIH believes that its operating cash flows alone will not be sufficient to repay this debt at maturity. Accordingly, CPIH will have to derive such funds from refinancing, asset sales, or other sources.
      As described below in “Proposed Refinancing”, Danielson has received commitments to refinance both Domestic Covanta’s and to repay CPIH’s corporate debt. If it is able to close such refinancing, the Company expects to achieve both a lower overall cost with respect to its existing corporate debt and less restrictive covenants than under its current financing arrangements.

Earnings
      The Company’s emergence from bankruptcy did not affect the operating performance of its facilities or their ability to generate cash. However, as a result of the application of fresh start and purchase accounting adjustments required upon the Company’s emergence from bankruptcy and acquisition by Danielson, the carrying value of the Company’s assets was adjusted to reflect their current estimated fair value based on discounted anticipated cash flows and estimates of management in consultation with valuation experts. These adjustments will result in future changes in non-cash items such as depreciation and amortization which will not be consistent with the amounts of such items for prior periods. Such future changes for post-emergence periods may affect earnings as compared to pre-emergence periods.
      In addition, the Company’s consolidated financial statements have been further adjusted to deconsolidate the Remaining Debtors from the consolidated group until they emerged or were disposed after March 10, 2004 as described above in “Developments in Project Restructurings.”
      Although management has endeavored to use its best efforts to make appropriate estimates of value, the estimation process is subject to inherent limitations and is based upon the preliminary work of the Company and its valuation consultants. Moreover, under applicable accounting principles to the extent that relevant information remains to be developed and fully evaluated, such preliminary estimates may be adjusted prior to March 10, 2005. The adjusted values assigned to depreciable and amortizable assets may affect the Company’s GAAP earnings. See Note 34 to the Consolidated Financial Statements for additional information on the impact of fresh start adjustments on the Company’s financial statements.
      Domestic Covanta owns certain waste-to-energy facilities for which the debt service (principal and interest) on project debt is expressly included as a component of the service fee paid by the municipal client. As of December 31, 2004 the principal amount of project debt outstanding with respect to these projects was approximately $670 million. In accordance with GAAP, regardless of the actual amounts paid by the municipal client with respect to this component, the Company records revenues with respect thereto based on levelized principal payments during the contract term, which are then discounted to reflect when the principal payments are actually paid by the municipal client. Accordingly the amount of revenues recorded does not equal the actual payment of this component by the municipal client in any given contract year and the difference between the two methods gives rise to the unbilled service receivable recorded on the Company’s balance sheet. The interest expense component of the debt service payment is recorded based upon the actual amount of this component paid by the municipal client.
      The Company also owns two waste-to-energy projects for which debt service is not expressly included in the fee it is paid. Rather, the Company receives a fee for each ton of waste processed at these projects. As of December 31, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $172 million. Accordingly, Domestic Covanta does not record revenue reflecting principal on this project debt. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest when due.

Covanta Operating Performance and Seasonality
      The Company has historically performed its operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, in its contracts at domestic projects Domestic Covanta generally has limited its exposure for risks not within its control. For additional information about such risks and damages that Domestic Covanta may owe for its unexcused operating performance failures see, Risk Factors’ included herein Part I, Item 1. In monitoring and assessing the ongoing operating and financial performance of the Company’s domestic businesses, management focuses on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.
      A material portion of the Company’s domestic service revenues and energy revenues is relatively predictable because it is derived from long-term contracts where Domestic Covanta receives a fixed operating fee which escalates over time and a portion (typically 10%) of energy revenues. Domestic Covanta receives these revenues for performing to base contractual standards, including standards for waste processing and energy generation efficiency. These standards vary among contracts, and at three of its domestic waste-to-energy projects Covanta receives service revenue based entirely on the amount of waste processed instead of a fixed operating fee, and retains 100% of energy revenues generated. In addition, Domestic Covanta has benefited during 2004 from historically favorable pricing in energy and scrap metals markets. Domestic Covanta may receive material additional service and energy revenue if its domestic waste-to-energy projects operate at levels exceeding these contractual standards. Its ability to meet or exceed such standards at its domestic projects, and its general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or scrap metals, for projects where Domestic Covanta sells into those markets;

•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by a waste-to-energy facility;

•	Its ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	Contract counter parties ability to fulfill their obligations, including the ability of the Company’s various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at Domestic Covanta’s facilities; and

•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.

      The Company’s quarterly income from domestic operations within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance and the receipt of annual incentive fees, at many waste-to-energy facilities.
      Domestic Covanta usually conducts scheduled maintenance twice each year at each of its domestic facilities, which requires that individual boiler units temporarily cease operations. During these scheduled maintenance periods, Domestic Covanta incurs material repair and maintenance expenses and receives less revenue, until the boiler units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand in the spring and fall. The spring scheduled maintenance period generally occurs during February, March and April and is typically more comprehensive and costly than the work conducted during the fall maintenance period, which usually occurs between mid-September and mid-November. As a result, Domestic Covanta has typically incurred its highest maintenance expense in the first quarter.
      Domestic Covanta earns annual incentive revenues at most of its waste-to-energy projects by processing waste during each contract year in excess of certain contractual levels. As a result, such revenues are recognized if and when the annual performance threshold has been achieved, which can occur only near the end of each respective contract year. Many contract years coincide with the applicable municipal client’s fiscal year, and as a result, the majority of this incentive revenue has historically been recognized in the second quarter and to a lesser extent in the fourth quarter.
      Given the seasonal factors discussed above relating to its domestic business, Domestic Covanta has typically experienced its highest operating income from its domestic projects during the second quarter and the lowest operating income during the first quarter.
      The Company’s cash provided by domestic operating activities also varies seasonally. Generally cash provided by domestic operating activities follows income with a one to two month timing delay for maintenance expense payables and incentive revenue receivables. In addition, most capital expense projects are conducted during the scheduled maintenance periods. Further, certain substantial operating expenses (including annual insurance payments typically due in the fourth quarter) are accrued consistently each month throughout the year while the corresponding cash payments are made only a few times each year. Generally, the first quarter is negatively impacted to some extent as a result of such seasonal payments. These factors typically have caused Domestic Covanta’s operating cash flow from its domestic projects to be the lowest during the first quarter and the highest during the third quarter.
      The Company’s annual and quarterly financial performance can be affected by many factors, several of which are outside the Company’s control as are noted above. These factors can overshadow the seasonal dynamics described herein; particularly, with regard to quarterly cash from operations, which can be materially affected by changes in working capital.

CPIH Operating Performance and Seasonality
      Management believes that it must continue to operate and maintain CPIH’s facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make cash distributions to CPIH. In monitoring and assessing the ongoing performance of CPIH’s businesses, management focuses primarily on electricity sold and plant availability at its projects. Several of CPIH’s facilities, unlike Covanta’s domestic facilities, generate electricity for sale only during periods when requested by the contract counterparty to the power purchase agreement. At such facilities, CPIH receives payments to compensate it for providing this capacity, whether or not electricity is actually delivered, if and when required. CPIH’s financial performance is also impacted by:

•	Changes in project efficiency due to equipment performance or auxiliary load;

•	Changes in fuel price for projects in which such costs are not completely passed through to the electricity purchaser through tariff adjustments, or delays in the effectiveness of tariff adjustments;

•	The amounts of electricity actually requested by purchasers of electricity, and whether or when such requests are made, CPIH’s facilities are then available to deliver such electricity;

•	Its ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	The financial condition and creditworthiness of purchasers of power and services provided by CPIH;

•	Fluctuations in the value of the domestic currency against the value of the U.S. dollar for projects in which CPIH is paid in whole or in part in the domestic currency of the host country;

•	Restrictions in repatriating dividends from the host country; and

•	Political risks associated with international projects.
      CPIH’s quarterly income from operations and equity income vary based on seasonal factors, primarily as a result of the scheduling of plant maintenance at Quezon and Chinese facilities and lower electricity sales during the Chinese holidays. The annual major scheduled maintenance for the Quezon facility is typically planned for the first or early second quarter of each fiscal year, which reduces CPIH equity in net income of unconsolidated investments during that period. Boiler maintenance at CPIH’s Chinese facilities typically occurs in either the first or second fiscal quarters, which increases expense and reduces revenue. In addition, electricity sales are lower in the first quarter due to lower demand during the Chinese New Year. As a result of these seasonal factors, income from CPIH will typically be higher during the second half of the year compared to the first half.
      Cash distributions from operating subsidiaries and partnerships to CPIH also vary seasonally but are generally unrelated to income seasonality. CPIH receives on a monthly basis modest distributions of operating fees. In addition, CPIH receives partnership distributions, which are typically prescribed by project debt documents and occur no more than several times per year for each project. Scheduled cash distributions from the Quezon and Haripur facilities, which are material, occur during the second and fourth quarters. As a result, CPIH’s cash available to service the CPIH term loan is typically much greater during the second and fourth quarters than during the first and third quarters.
      CPIH’s annual and quarterly financial performance can be affected by many factors several of which are outside CPIH’s control as are noted above. These factors can overshadow the seasonal dynamics described herein.

Recent Developments — Agreement to Acquire American Ref-Fuel Holdings Corp.
      On January 31, 2005, Covanta’s parent, Danielson Holding Corporation, entered into a stock purchase agreement (the “Purchase Agreement”) with American Ref-Fuel Holdings Corp. (“Ref-Fuel”), an owner and operator of waste-to-energy facilities in the northeast United States, and Ref-Fuel’s stockholders (the “Selling Stockholders”) to purchase 100% of the issued and outstanding shares of Ref-Fuel capital stock. Under the terms of the Purchase Agreement, Danielson will pay $740 million in cash for the stock of Ref-Fuel and will assume the consolidated net debt of Ref-Fuel, which as of December 31, 2004 was approximately $1.2 billion, net of debt service reserve funds and other restricted funds held in trust for payment of debt service. After the transaction is completed, Ref-Fuel will be a wholly-owned subsidiary of Covanta.
      The acquisition is expected to close when all of the closing conditions to the Purchase Agreement have been satisfied or waived. These closing conditions include the receipt of approvals, clearances and the satisfaction of all waiting periods as required under the Hart-Scott-Rodino Antitrust Act of 1976 and as required by certain governmental authorities such as the Federal Energy Regulatory Commission and other applicable regulatory authorities. Other closing conditions of the transaction include Danielson’s completion of debt financing and an equity rights offering, as further described below, Danielson providing letters of credit or other financial accommodations in the aggregate amount of $100 million to replace two currently outstanding letters of credit that have been entered into by two respective subsidiaries of Ref-Fuel and issued in favor of a third subsidiary of Ref-Fuel, and other customary closing conditions. While it is anticipated that all of the applicable conditions will be satisfied, there can be no assurance as to whether or when all of those conditions will be satisfied or, where permissible, waived.

      Either Danielson or the Selling Stockholders may terminate the Purchase Agreement if the acquisition does not occur on or before June 30, 2005, but if a required governmental or regulatory approval has not been received by such date then either party may extend the closing to a date that is no later than the later of August 31, 2005 or the date 25 days after which Ref-Fuel has provided to Danielson certain financial statements described in the Purchase Agreement.
      Danielson intends to finance this transaction through a combination of debt and equity financing. The equity component of the financing is expected to consist of an approximately $400 million offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders at $6.00 per share (the “Ref-Fuel Rights Offering”). In the Ref-Fuel Rights Offering, Danielson’s existing stockholders will be issued rights to purchase Danielson’s stock on a pro rata basis, with each holder entitled to purchase approximately 0.9 shares of Danielson’s common stock at an exercise price of $6.00 per full share for each share of Danielson’s common stock then held. Danielson will file a registration statement with the SEC with respect to such rights offering and the statements contained herein shall not constitute an offer to sell or the solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made in compliance with all applicable securities laws.
      Three of Danielson’s largest stockholders, SZ Investments, TAVF and Laminar, representing ownership of approximately 40% of Danielson’s outstanding common stock, have each severally committed to participate in the Ref-Fuel Rights Offering and to acquire their pro rata portion of the shares.
      Danielson has received a commitment from Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston for a debt financing package necessary to finance the acquisition, as well as to refinance the existing recourse debt of Covanta and provide additional liquidity for the Company. As discussed below, this financing will replace entirely all of Domestic Covanta’s and CPIH’s outstanding corporate debt that was issued on March 10, 2004. The financing will consist of two tranches, each of which is secured by pledges of the stock of Covanta’s subsidiaries that has not otherwise been pledged, guarantees from certain of Covanta’s subsidiaries and all other available assets of Covanta’s subsidiaries. The first tranche, a first priority senior secured bank facility, is comprised of a funded $250 million term loan facility, a $100 million revolving credit facility and a $340 million letter of credit facility. The revolving credit facility and the letter of credit facility will be available for the Company’s needs in connection with its domestic and international businesses, including the existing businesses of Ref-Fuel. The second tranche is a second priority senior secured term loan facility consisting of a funded $450 million term loan facility.
      The closing of the financing and receipt of proceeds under the Ref-Fuel Rights Offering are closing conditions under the Purchase Agreement.
      Immediately upon closing of the acquisition, Ref-Fuel will become a wholly-owned subsidiary of Covanta, and Covanta will control the management and operations of the Ref-Fuel facilities. The current project and other debt of Ref-Fuel subsidiaries will be unaffected by the acquisition, except that the revolving credit and letter of credit facility of Ref-Fuel Company LLC (the direct parent of each Ref-Fuel project company) will be cancelled and replaced with new facilities at the Covanta level. For additional information concerning the combined capital structure of Covanta and American Ref-Fuel following the acquisition, see Liquidity, and Capital Resources and Commitments, below.
      There can be no assurance that Danielson will be able to complete the acquisition of Ref-Fuel.

OPERATING RESULTS
2004 vs. 2003
      The discussion below provides comparative information regarding the Company’s historical consolidated results of operations. The information provided below with respect to revenue, expense and certain other items for periods during 2004 was affected materially by several factors which did not affect such items for comparable periods during 2003. These factors principally include:

•	The application of fresh start and purchase accounting following the Company’s emergence from bankruptcy, which are described in Note 34 to the Consolidated Financial Statements;

•	The exclusion of revenue and expense after March 10, 2004 relating to the operations of the Remaining Debtors (which prior to August 6, 2004 included subsidiaries involved with the Tampa Bay Project and prior to December 14, 2004 included the subsidiaries involved with the Lake County facility), which were no longer included as consolidated subsidiaries after such date;

•	The exclusion of revenue and expense after May 2004 relating to the operations of the Philippines Magellan Cogeneration Project (“MCI”) facility, which commenced a reorganization proceeding under Philippine law on such date, and is no longer included as a consolidated subsidiary after such date;

•	The reduction of revenue and expense during 2004 from one hydroelectric facility because of the scheduled expiration of an operating agreement relating to such facility; and

•	The reduction of revenue and expense as a result of project restructurings effected during 2003 and the first quarter of 2004 as part of Covanta’s overall restructuring and emergence from bankruptcy.
      The factors noted above must be taken into account in developing meaningful comparisons between the periods compared below.
      The Predecessor and Successor periods for 2004 have been combined on a non-GAAP basis to facilitate the following year to year comparison of Covanta’s operations.

Consolidated Results
      The following table summarizes the historical consolidated results of operations of the Company for the years ended December 31, 2004 and 2003 (in thousands of dollars):

	For the Period	For the Period	Combined Results
	January 1,	March 11,	for the Year	Results for the
	Through	Through	Ended	Year Ended
	March 10, 2004	December 31, 2004	December 31, 2004	December 31, 2003

Service revenues	$89,867	$374,622	$464,489	$499,245
Electricity and steam sales	53,307	181,074	234,381	277,766
Construction revenues	58	1,506	1,564	13,448
Other revenues	—	—	—	9

Total revenues	143,232	557,202	700,434	790,468

Plant operating expenses	100,774	352,617	453,391	500,627
Construction costs	73	1,925	1,998	20,479
Depreciation and amortization	13,426	55,821	69,247	71,932
Net interest on project debt	13,407	32,586	45,993	76,770
Other operating costs and expenses	(209)	1,366	1,157	2,209
Net (gain) loss on sale of businesses and equity investments	(175)	(245)	(420)	7,246
Selling, general and administrative expenses	7,597	38,076	45,673	35,639
Other income — net	(1,923)	(1,952)	(3,875)	(1,119)
Write-down of and obligations related to assets held for use	—	—	—	16,704

Total costs and expenses	132,970	480,194	613,164	730,487

Operating income	10,262	77,008	87,270	59,981
Interest income	935	1,858	2,793	2,948
Interest expense	(6,142)	(34,706)	(40,848)	(39,938)
Reorganization items-expense	(58,282)	—	(58,282)	(83,346)
Gain on cancellation of pre-petition debt	510,680	—	510,680	—
Fresh start adjustments	(399,063)	—	(399,063)	—

Income (loss) from continuing operations before income taxes, minority interests and equity in net income from unconsolidated investments	58,390	44,160	102,550	(60,355)
Income tax (expense) benefit	(30,240)	(23,637)	(53,877)	18,096
Minority interests	(2,511)	(6,919)	(9,430)	(8,905)
Equity in net income from unconsolidated investments	3,924	17,535	21,459	24,400
Gain from discontinued operations	—	—	—	78,814
Cumulative effect of change in accounting principle	—	—	—	(8,538)

Net income (loss)	$29,563	$31,139	$60,702	$43,512

      The following general discussion should be read in conjunction with the above table, the consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income of the Company is provided in the Domestic Segment and International Segment discussions below.
      Consolidated revenues for 2004 decreased $90.0 million compared to 2003, which resulted from a reduction in energy sales in both the domestic and the international segments primarily due to the factors described above. Additional reductions in revenue are attributable to decreases in service fees and construction revenues in the domestic segment. See separate segment discussion below for details relating to these variances.
      Consolidated total costs and expenses before operating income for 2004 decreased $117.3 million compared to 2003, primarily due to the factors described above. Included in the reduction of total costs and expenses in 2004, was lower depreciation and amortization expense of $2.7 million. This decrease in depreciation and amortization was primarily due to the factors described above offset by service and energy contract amortization of $16.1 million in 2004 resulting from recording the estimated fair value of such contract assets and amortizing them over their remaining estimated useful lives. Additionally on March 10, 2004, property, plant and equipment were recorded at their fair value, and subsequently, the estimated useful lives of property plant and equipment were adjusted resulting in revised depreciation expense.
      Operating income for the combined period ended December 31, 2004 increased $27.3 million compared to 2003. The improvement in operating income was due to the operating factors described above.
      Equity in net income of unconsolidated investments decreased $2.9 million in 2004 from a $3 million decrease in the domestic segment primarily due to the sale of the geothermal business in December of 2003.
      Interest expense for 2004 increased $0.9 million compared to 2003. The increase was primarily attributable to a $6.2 million increase in the international segment primarily due to the CPIH term loan which debt was incurred upon emergence from Chapter 11. These increases were offset by a $5.3 million decrease in the domestic segment primarily attributable to the restructuring of contracts at the Onondaga County, New York and Hennepin County, Minnesota facilities in 2003.
      Reorganization items for 2004 decreased $25.1 million compared to 2003. The decrease was primarily the result of a decrease in bankruptcy exit costs of $8.9 million and a $20.7 million reduction in legal and professional fees, offset by an increase in severance costs of $4.6 million in the period ended March 10, 2004.
      Gain on cancellation of pre-petition debt was $510.7 million for 2004. Gain on cancellation of pre-petition debt resulted from the cancellation on March 10, 2004 of the Company’s pre-petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to petition creditors.
      Fresh start adjustments were $399.1 million for 2004. Fresh start adjustments represent adjustments to the carrying amount of the Company’s assets and liabilities to fair value in accordance with the provisions of SOP 90-7. See Note 34 to the Consolidated Financial Statements.
      The gain from discontinued operations in 2003 was $78.8 million due to the rejection of a waste-to-energy lease, sale of the geothermal business, and the final disposition of the Arrowhead Pond interests.
      The cumulative effect of change in accounting principle of $8.5 million in 2003 related to the January 1, 2003 adoption of SFAS No. 143.

Domestic Segment
      The following table summarizes the historical results of operations of the Domestic segment for the years ended December 31, 2004 and 2003 (in thousands of dollars):

	For the Period	For the Period	Combined Results
	January 1,	March 11,	for the Year	Results for the
	Through	Through	Ended	Year Ended
	March 10, 2004	December 31, 2004	December 31, 2004	December 31, 2003

Service revenues	$88,697	$369,531	$458,228	$492,065
Electric & steam sales	18,942	81,894	100,836	113,584
Construction revenues	58	1,506	1,564	13,448
Other revenues	—	—	—	4

Total revenues	$107,697	$452,931	$560,628	$619,101

Operating income	$7,132	$62,232	$69,364	$35,846
      Total revenues for the Domestic segment for 2004 decreased $58.5 million compared to 2003. Service revenues declined $33.8 million, which was comprised of a $12.5 million decrease resulting from contracts which were restructured at the Hennepin and Onondaga facilities (including the elimination of project debt at the Hennepin facility) during the second half of 2003 as part of Covanta’s overall restructuring. It also reflected a $22.5 million reduction of service revenues due to deconsolidation of the Remaining Debtors after March 10, 2004, and a $6.5 million decrease due to the elimination of 2004 revenues on two bio-gas facilities, which resulted from the consolidation of the partnership. These decreases were offset by a $9.3 million increase resulting primarily from higher scrap metal prices, escalation increases under fixed service agreements, and increased supplemental waste processed.
      Electricity and steam sales for 2004 decreased $12.7 million compared to 2003. The decrease was primarily due to a $16.2 million decrease resulting from the expiration of a lease at one domestic hydroelectric facility, $1.5 million from the deconsolidation of the Remaining Debtors, and a $7.2 million decrease due to fresh start adjustments related to the elimination of amortization on the deferred gain relating to the Haverhill energy contract. The foregoing decreases were offset by revenue increases of $3.7 million primarily related to increased energy pricing at the Union and Alexandria facilities, and a $7 million increase due to the consolidation of a bio-gas facility in 2004 previously recorded on the partnership in 2003.
      Construction revenues for 2004 decreased $11.9 million compared to 2003. A decrease of $13.1 million was due to the Company’s completion of the Tampa Bay desalination facility, offset by a $1.1 million increase relating to initial work paid by clients in connection with planned waste-to-energy plant expansions.
      Plant operating costs for 2004 decreased $28.1 million compared to 2003. $18.9 million of this decrease was due to the deconsolidation of the Remaining Debtors noted in the revenue discussion above, and $13.5 million of this decrease was due to the expiration of a lease contract at a domestic hydroelectric facility in October 2003. These reductions were offset by an increase in domestic operating expense of $4.3 million primarily attributable to facility operation and maintenance cost.
      Construction costs for 2004 decreased $18.5 million compared to 2003 primarily attributable to the Company’s completion of the Tampa Bay desalination facility, offset in part by increased plant expansions at three waste-to-energy facilities.
      Depreciation and amortization for 2004 increased $3.3 million compared to 2003. This increase in depreciation and amortization was due to service and energy contract amortization of $16.1 million in 2004 resulting from recording the estimated fair value of such contract assets at March 10, 2004 and amortizing them over their remaining estimated useful lives. Additionally on March 10, 2004, property, plant and equipment were recorded at their fair value, and subsequently, the estimated useful lives of property plant and equipment were adjusted resulting in revised depreciation expense. These increases were offset by decreases in depreciation and amortization expense resulting from the deconsolidation of the remaining debtors and the sale and restructuring of businesses in 2003.

      Net interest on project debt for 2004 decreased $27 million compared to 2003. The decrease was primarily the result of a reduction in project debt due to exclusion of debt service related to the deconsolidation of the Remaining Debtors noted above, the restructuring of debt at two domestic facilities in the last six months of 2003, and the reduction of project debt on another facility.
      Write-off of assets held for use for 2004 decreased $16.7 million compared to 2003 due to the provision for arena commitments recorded in the second half of 2003.
      Selling, general and administrative expenses had a net increase totaling $4.7 million in 2004 compared to 2003 primarily due to a $8.1 million increase in professional and management fees offset by a $3.7 million decrease in wages and benefits.
      Income from operations for the Domestic segment for 2004 increased by $34 million compared to 2003. This increase was comprised of net increases due to cessation of construction activities ($6.6 million), higher energy and scrap metal revenues as well as increased supplemental waste processed ($13 million), lower interest expense on project debt ($27 million), a decrease in write-off of assets held for use ($16.7 million) and a ($5.8 million) decrease in operating costs and expenses related to the wind down of non-energy businesses. These increases were offset by net decreases due to higher operating and maintenance expenses ($4.3 million), the expiration of a hydroelectric lease ($2.7 million), restructuring of existing projects ($12.5 million), the deconsolidation of Remaining Debtors ($5.1 million), the elimination of amortization of deferred gains due to fresh start adjustments ($7.2 million), increases in selling, general and administrative expense ($4.7 million), and the increase in depreciation expense due to fresh start accounting adjustments ($3.3 million).

International Segment
      The following table summarizes the historical results of operations of the International segment for the years ended December 31, 2004 and 2003 (in thousands of dollars):

	For the Period	For the Period	Combined Results
	January 1,	March 11,	for the Year	Results for the
	Through	Through	Ended	Year Ended
	March 10, 2004	December 31, 2004	December 31, 2004	December 31, 2003

Service revenues	$1,170	$5,091	$6,261	$7,180
Electric & steam sales	34,365	99,180	133,545	164,182
Construction revenues	—	—	—	—
Other revenues	—	—	—	5

Total revenues	$35,535	$104,271	$139,806	$171,367

Operating income	$3,130	$14,776	$17,906	$24,135

      Total revenues for the International segment for 2004 compared to 2003 decreased by $31.5 million. This decrease primarily resulted from the deconsolidation of the MCI facility totaling $17.2 million, a $12.0 million energy sales reduction due to lower demand in 2004 at the CPIH facilities in India, and a $4.6 million decrease due to the expiration of contracts at one of the CPIH facilities in the Philippines. These decreases were offset by a $3.0 million increase due to higher steam tariffs at CPIH’s facilities in China.
      International plant operating costs were lower by $19.1 million, of which $18.1 million was due to deconsolidation of the MCI facility and $8.0 million was due to lower demand at CPIH’s facilities in India, offset by a $8.2 million increase in fuel costs at CPIH’s facilities in China.
      Depreciation and amortization for 2004 decreased $6 million as a result of fresh start accounting adjustments.
      Net interest on project debt for 2004 decreased $3.7 million compared to 2003. The decrease resulted from a $1.6 million decrease due to the deconsolidation of the MCI facility and a $2.9 million decrease due to lower interest rates at two facilities in India.

      Income from operations for the International segment for 2004 decreased $6.7 million compared to 2003 due to a decrease in revenues discussed above, an increase in fuel costs at the CPIH facilities in China and increased overhead costs at CPIH post emergence offset by a combination of lower plant operating costs in India, reductions in depreciation expense as a result of fresh start accounting adjustments, the deconsolidation of the MCI facility, and a reduction of interest on project debt.
2003 vs. 2002
Consolidated Results
      The following table summarizes the historical consolidated results of operations of the Company for the years ended December 31, 2003 and 2002 (in thousands of dollars):

	Results for the	Results for the
	Year Ended	Year Ended
	December 31, 2003	December 31, 2002

Service revenues	$499,245	$493,960
Electricity and steam sales	277,766	289,281
Construction revenues	13,448	42,277
Other revenues	9	263

Total revenues	790,468	825,781

Plant operating expenses	500,627	496,443
Construction costs	20,479	42,698
Depreciation and amortization	71,932	77,368
Net interest on project debt	76,770	86,365
Other operating costs and expense	2,209	15,163
Net loss on sale of businesses and equity investments	7,246	1,943
Selling, general, and administrative expenses	35,639	54,329
Project development costs	—	3,844
Other (income) expenses-net	(1,119)	16,008
Write-down of and obligations related to assets held for use	16,704	84,863

Total costs and expenses	730,487	879,024

Operating income (loss)	59,981	(53,243)
Interest income	2,948	2,472
Interest expense	(39,938)	(44,059)
Reorganization items-expense	(83,346)	(49,106)

Loss from continuing operations before income taxes, minority interests and equity in net income from unconsolidated investments	(60,355)	(143,936)
Income tax benefit	18,096	986
Minority interests	(8,905)	(9,104)
Equity in net income from unconsolidated investments	24,400	24,356
Gain (loss) from discontinued operations	78,814	(43,355)
Cumulative effect of change in accounting principle	(8,538)	(7,842)

Net income (loss)	$43,512	$(178,895)

      The following general discussion should be read in conjunction with the above table, the consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income of the Company is provided in the Domestic Segment and International Segment discussions below.
      Service revenues for 2003 were $499.2 million, an increase of $5.2 million compared to $494.0 million in 2002. The increase was due to a $14.6 million increase in Domestic energy and water segment service revenue primarily related to annual contractual service fee escalations and increased waste tonnage processed, and a $2.4 million increase in the International segment primarily related to an increase in operator bonuses earned by an operations and maintenance company, partially offset by a $11.8 million decrease in service revenues related to the wind-down and sale of non-energy businesses.
      Electricity and steam sales revenues for 2003 were $277.8 million, a decrease of $11.5 million compared to $289.3 million in 2002. The decrease was primarily due to a $14.5 million decrease in electricity sales at the Company’s two plants in India combined with a reduction in electricity sales of $1.5 million at two of the Company’s energy facilities in the Philippines resulting from rate reductions. These decreases were partially offset by a $4.8 million increase in electricity and steam sales in Domestic energy and water, primarily related to higher electric rates received by two plants due to increased market rates.
      Construction revenues for 2003 were $13.4 million, a decrease of $28.9 million compared to $42.3 million in 2002 primarily due to a $28.8 million decrease as a result of the Company’s substantial completion of construction of the desalination project in Tampa, Florida.
      Plant operating expenses were $500.6 million for 2003, an increase of $4.2 million compared to $496.4 million in 2002 primarily due to a $7.0 million increase in parts and labor related to pay increases and higher costs for routine maintenance and overhaul at several domestic energy facilities. In addition, plant operating expenses were reduced in 2002 by a $4.4 million adjustment to operating accruals in 2002. These changes were partially offset by a $6.4 million reversal of bad debt reserves related to two Indian facilities.
      Construction costs for 2003 were $20.5 million, a decrease of $22.2 million compared to $42.7 million in 2002. The decrease was primarily attributable to the Company’s substantial completion of the desalination project in Tampa, Florida. A charge of $9.1 million is included in 2003 consisting of $5.0 million for reserve against retainage receivables and $4.1 million in additional costs associated with termination of the Company’s activities relating to the Tampa Bay desalination project. (See Note 2 to Consolidated Financial Statements for further discussion).
      Net interest on Project Debt for 2003 was $76.8 million, a decrease of $9.6 million compared to $86.4 million in 2002. The decrease is primarily the result of a reduction in project debt and the restructuring of Hennepin County, Minnesota.
      Depreciation and amortization was $71.9 million for 2003, a decrease of $5.5 million compared to $77.4 million for 2002. The decrease was primarily related to the Hennepin restructuring in 2003, and an asset impairment adjustment at two international facilities in 2002.
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
      Other (income) expenses — net for 2003 were $(1.1) million, a decrease of $17.1 million compared to $16.0 in 2002 primarily due to a reversal of a pre-petition severance accrual of $24 million during 2002.
      The write-downs of and obligations related to assets held for use of $16.7 million in 2003 related to an increase in the Ottawa obligations (Note 4 to Consolidated Financial Statements) and in 2002 the $84.9 million consisted of a $6.0 million pre-tax charge related to Ottawa obligations and a $78.9 million pre-tax impairment charge related to two international energy projects. The charges were the result of a 2002 review.
      Interest expense for 2003 was $39.9 million, a decrease of $4.1 million from $44 million in 2002 primarily due to contract restructuring at two domestic energy projects. See Note 2 to Consolidated Financial Statements for further discussion.
      Reorganization items for 2003 were $83.3 million, an increase of $34.2 million compared to $49.1 million in 2002. In accordance with SOP 90-7, certain income and expenses were classified as reorganization items. The 2003 amount primarily consists of legal and professional fees and charges for the Hennepin restructuring and worker’s compensation insurance. The 2002 amount primarily consists of legal and professional fees, severance, retention and office closure costs, and bank fees. See Note 2 to the Consolidated Financial Statements for further discussion.
      The effective tax rate in 2003 was 30.0% compared to 0.7% for 2002. This increase in the effective rate was primarily due to deductions and foreign losses included in the pre-tax book loss in the prior year period for which certain tax benefits were not recognized compared to pre-tax book loss in the current period for which certain tax benefits were recorded.
      DISCONTINUED OPERATIONS: For 2003, the gain from discontinued operations totaled $78.8 million, due to the sale of the Geothermal Business, the rejection of a waste-to-energy lease, and the final disposition of the Arrowhead Pond interests. The gain before income taxes and minority interests from discontinued operations was $95.0 million. For 2002, the loss from discontinued operations totaled $43.4 million. The loss before income taxes and minority interests from discontinued operations was $56.7 million, due to the sale of two international energy subsidiaries in 2002 and reclassification of operations of the businesses disposed of in 2003 discussed above. See Note 4 to the Consolidated Financial Statements for further discussion.
      Cumulative effect of change in accounting principles was $8.5 million in 2003, an increase of $0.7 million compared to $7.8 million in 2002. The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) effective January 1, 2003. Under SFAS No. 143, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. The Company’s adoption of SFAS No. 143 resulted in the cumulative effect of a change in accounting principle of $8.5 million. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in 2002. In connection with its adoption of SFAS No. 142, the Company completed the required impairment evaluation of goodwill, which resulted in a cumulative effect of a change in accounting principle of $7.8 million at January 1, 2002. See Note 3 and 11 to the Notes to the Consolidated Financial Statements for further discussion.
      Property, plant and equipment — net: A decrease of $208.5 million for 2003 was due mainly to depreciation expense of $68.0 million for the year, a reduction of $69.7 million for the sale of the Geothermal Business, and a reduction of $84.2 million for the Hennepin restructuring (See Note 2 to the Notes to the Consolidated Financial Statements for further discussion) offset by capital additions of $22.1 million and $3.6 million related to amounts capitalized upon the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.

Domestic Segment
      The following table summarizes the historical results of operations of the Domestic segment for the years ended December 31, 2003 and 2002 (in thousands of dollars):

	Results for the	Results for the
	Year Ended	Year Ended
	December 31, 2003	December 31, 2002

Service revenues	$492,065	$489,181
Electric and steam sales	113,584	108,748
Construction revenues	13,448	42,277
Other revenues	4	211

Total revenues	$619,101	$640,417

Operating income	$35,846	$11,695
      Total revenues for 2003 for the Domestic energy and water segment were $619.1 million, a decrease of $21.3 million compared to $640.4 million in 2002. This decline resulted primarily from the reduction in construction revenue of $28.8 million primarily due to the Company’s substantial completion of construction of the desalination project in Tampa, Florida. Service revenues increased by $2.9 million as a result of annual contractual service fee escalations, and increased tonnage processed, offset by a decrease of $11.7 million due to the wind-down and sale of non-energy businesses. In addition, there was a $4.8 million increase in electricity and steam sales, primarily related to higher electric rates received by two plants from local electricity purchasers at which the output was sold at market rates.
      Income from operations for 2003 for the Domestic energy and water segment was $35.8 million, an increase of $24.2 million compared to $11.7 million for 2002 primarily due to a decrease in total costs and expenses of $45.5 million offset by the $21.3 million decrease in revenue discussed above. The decrease in total costs and expenses consisted of the $22.2 million decrease in construction expenses resulting primarily from the Company’s substantial completion of construction of the desalination project in Tampa, Florida, a reduction in other operating costs of $12.9 million and a reduction of selling, general and administrative expenses of $20.2 million due to the wind-down and sale on non-energy businesses and the $11.8 million increase in loss on sale of businesses, which included the loss on the sale of the equity investee included in the geothermal business. These decreases were partially offset by a $7.0 million increase in parts and labor related to pay increases and higher costs for routine maintenance and overhaul at several domestic energy facilities. Furthermore, there was an additional provision of $10.7 million in 2003 related to the Ottawa commitments. In addition, plant operating expenses were reduced in 2002 by a $4.4 million adjustment to operating accruals. Construction expense in 2003 included a charge of $9.1 million consisting of $5.0 million for reserve against retainage receivables and $4.1 million in additional costs associated with completion of the desalination project.

International Segment
      The following table summarizes the historical results of operations of the International segment for the years ended December 31, 2003 and 2002 (in thousands of dollars):

	Results for the	Results for the
	Year Ended	Year Ended
	December 31, 2003	December 31, 2002

Service revenues	$7,180	$4,779
Electric and steam sales	164,182	180,533
Other revenues	5	52

Total revenues	$171,367	$185,364

Operating income (loss)	$24,135	$(64,938)

      Total revenues for 2003 for the International energy segment were $171.4 million, a decrease of $14.0 million compared to $185.4 million in 2002, primarily due to a $14.5 million decrease in electricity sales at the Company’s two plants in India resulting from reduced demand from the contractual purchaser, combined with a reduction in electricity sales of $1.5 million at two of the Company’s energy facilities in the Philippines as a result of government imposed rate reductions.
      Income from operations for 2003 for the International energy segment was $24.1 million, an increase of $89.1 million compared to a loss of $64.9 million in 2002 primarily due to a $78.9 million pre-tax impairment charge in 2002 related to two Philippine energy projects. The decrease in revenue of $14.0 million discussed above was offset by a $12.1 million decrease in plant operating costs. The increase in income from operations in 2003 was also due to a loss on the sale of an equity investment in an energy project in Thailand of $6.5 million in 2002.

CAPITAL RESOURCES AND COMMITMENTS
      The following chart summarizes the various components and amounts of Domestic Covanta and CPIH project and recourse debt as of December 31, 2004. Danielson has no obligations with respect to any of the project or recourse debt of the Company, CPIH, or their respective subsidiaries.
COVANTA CAPITAL STRUCTURE
(Dollars in millions)

      The following table summarizes the Company’s gross contractual obligations including: project debt, corporate debt, leases and other contractual obligations as of December 31, 2004. (Amounts expressed in thousands of dollars. Note references are to the Notes to the Consolidated Financial Statements):

		Payments Due by Period

		Less than			After
	Total	One Year	1 to 3 Years	4 to 5 Years	5 Years

Domestic Covanta project debt (Note 17)	$842,154	$84,718	$269,019	$144,213	$344,204
CPIH project debt (Note 17)	102,583	24,983	43,839	28,543	5,218

Total project debt (Note 17)	944,737	109,701	312,858	172,756	349,422
Domestic Covanta high yield notes (Note 16)	207,735	—	—	—	207,736
Domestic Covanta unsecured notes (Note 16)	28,000	—	11,700	7,800	8,500
CPIH term loan (Note 16)	76,852	—	76,852	—	—
Other recourse debt (Note 16)	309	112	196	—	—

Total debt obligations of Covanta	1,257,633	109,813	401,606	180,556	565,658
Less:
Non-recourse project debt	(944,737)	(109,701)	(312,858)	(172,756)	(349,422)
Non-recourse CPIH term debt (Note 16)	(76,852)	—	(76,852)	—	—

Domestic Covanta recourse debt	$236,044	$112	$11,896	$7,800	$216,236

      Additionally, the Company has scheduled project and recourse debt interest payments of approximately $71.1 million in 2005; $167.5 million combined for 2006 through 2008; $82 million combined in 2009 and 2010; and $108 million in the years after 2010. Corporate debt interest payments include letter of credit fees through the year the Company anticipates they will no longer be required.
      The Company expects to make minimum contributions of $3.1 million to its defined benefit plans and $1.7 million to its postretirement benefit plans during 2005
      Domestic Project Debt. Financing for Domestic Covanta’s waste-to-energy projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For most facilities owned by a Domestic Covanta subsidiary, the issuer of the bonds loans the bond proceeds to a Covanta subsidiary to pay for facility construction. The municipality then pays to the subsidiary as part of its service fee amounts necessary to pay debt service on the project bonds. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in the Company’s consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. Such project debt of Domestic Covanta subsidiaries is described in the table above as non-recourse project debt. The only potential recourse to Covanta with respect to project debt arises under the operating performance guarantees described below.
      With respect to such facilities, debt service is in most instances an explicit component of the fee paid by the municipal client. Such fees are paid by the municipal client to the trustee for the applicable project debt and held by the trustee until applied as required by the project debt documentation. While these funds are held by the trustee they are reported as restricted funds held in trust on the Company’s consolidated balance sheet. These funds are not generally available to the Company.
      International Project Debt. Financing for projects in which CPIH has an ownership or operating interest is generally accomplished through commercial loans from local lenders or financing arranged through international banks, bonds issued to institutional investors and from multilateral lending institutions based in the United States. Such debt is generally secured by the revenues generated by the project and other project assets and is without recourse to CPIH or Domestic Covanta. Project debt relating to two CPIH projects in India is included as “Project debt (short- and long-term)” in the Company’s consolidated financial statements. In most projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants complied with.
      Corporate Debt. Domestic Covanta’s and CPIH’s corporate debt obligations arise from its Chapter 11 proceeding and are outlined on the following table:
Domestic Covanta Debt

Designation	Principal Amount	Interest	Principal Payments	Security

High Yield Notes	$207.7 million (as of December 31, 2004) accreting to an aggregate principal amount of $230 million	Payable semi-annually in arrears at 8.25% per annum on $230 million	Due on maturity in March 2011	Third priority lien in substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s domestic subsidiaries which are borrowers.

Designation	Principal Amount	Interest	Principal Payments	Security

Unsecured Notes	$28 million (est.), based on determination of allowed pre-petition unsecured obligations	Payable semi-annually in arrears at 7.5% per annum	Annual amortization payments of $3.9 million beginning March 2006 with the remaining balance due at maturity in March 2012	Unsecured and subordinated in right of payment to all senior indebtedness of Covanta including, the First Lien Facility and the Second Lien Facility, the High Yield Notes; will otherwise rank equal with, or be senior to, all other indebtedness of Covanta.
CPIH Debt

Designation	Principal Amount	Interest	Principal Payments	Security

Term Loan Facility	$76.9 million (as of December 31, 2004)	Payable monthly in arrears at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable as increase to the principal amount of the loan	Due on maturity in March 2007	Second priority lien on substantially all of the CPIH borrowers’ assets not otherwise pledged.
      The First Lien Facility, the Second Lien Facility, the High Yield Notes and Unsecured Notes provide that Domestic Borrowers must comply with certain affirmative and negative covenants. In addition, the CPIH Term Loan Facility and the CPIH Revolving Credit Facility provide that CPIH Borrowers must comply with certain affirmative and negative covenants. Below are descriptions of such covenants as well as other material terms and conditions of such agreements.

      Material Terms of High Yield Notes: Interest is due semi-annually in arrears on the principal amount of the outstanding High Yield Notes at a rate of 8.25% per annum. The High Yield Notes are secured by a third priority lien on Covanta’s domestic assets. In addition, all or part of the High Yield Notes are pre-payable by Covanta at par of 100% of the accreted value prior to March 15, 2006 and thereafter at a premium starting at 104.625% of par and decreasing during the remainder of the term of the High Yield Notes. There are no mandatory sinking fund provisions. Upon the occurrence of a change of control event and certain sales of assets, Covanta is obligated to offer to repurchase all or any part of the High Yield Notes at 101% of par on the accreted value.
      Covanta must comply with certain covenants, including among others:

•	restrictions on the payment of dividends, the repurchase of stock, the incurrence of indebtedness and liens and the repayment of subordinated debt, unless certain specified financial and other conditions are met;

•	restrictions on the sale of certain material amounts of assets or securities, unless specified conditions are met;

•	restrictions on material transactions with affiliates;

•	limitations on engaging in new lines of business; and

•	preserving its corporate existence and its material rights and franchises.
      The High Yield Notes shall become immediately due and payable in the event that Covanta or certain of its affiliates become subject to specified events of bankruptcy or insolvency, and shall become immediately due and payable upon action taken by the trustee under the indenture or holders of a certain specified percentage of principal under outstanding High Yield Notes, in the event that any of the following occurs after expiration of applicable cure periods:

•	a failure by Covanta to pay amounts due under the High Yield Notes or certain other debt instruments;

•	a judgment or judgments are rendered against Covanta that involve an amount in excess of $10 million, to the extent not covered by insurance; and

•	a failure by Covanta to comply with its obligations under the indenture relating to the High Yield Notes.
      Material Terms of Unsecured Notes: Covanta has authorized the issuance of up to $50 million in principal amount of Unsecured Notes as distributions to certain creditors in its bankruptcy proceeding, of which it expects to issue approximately $28 million. Interest will be payable semi-annually at a rate of 7.5%. Annual amortization payments of approximately $3.9 million will be paid beginning in 2006, with the balance due on maturity in March 2012. There are no mandatory sinking fund provisions and Covanta may redeem the Unsecured Notes at any time without penalty or premium. Upon the occurrence of a change of control event and certain sales of assets, Covanta is obligated to offer to repurchase all or any part of the Unsecured Notes at 101% of par value.
      Covanta must comply with certain covenants, including among others:

•	restrictions on the payment of dividends, the repurchase of stock, the incurrence of indebtedness and liens and the repayment of subordinated debt, unless certain specified financial and other conditions are met;

•	restrictions on the sale of certain material amounts of assets or securities, unless specified conditions are met;

•	restrictions on material transactions with affiliates; and

•	preserving its corporate existence and its material rights and franchises.

      The Unsecured Notes shall become immediately due and payable in the event that Covanta or certain of its affiliates become subject to specified events of bankruptcy or insolvency, and shall become immediately due and payable, upon action taken by the trustee under the indenture of holders of a certain specified percentage of principal under outstanding Unsecured Notes, in the event that any of the following occurs after expiration of applicable cure periods:

•	a failure by Covanta to pay amounts due under the High Yield Notes or certain other debt instruments; and

•	a failure by Covanta to comply with its obligations under the indenture pertaining to the Unsecured Notes.
      Material Terms of CPIH Term Loan Facility: CPIH’s term loan facility is secured by a second priority lien on the same collateral, junior only to the lien with respect to the CPIH revolver described in Liquidity below. The principal amount of the CPIH term debt, as of December 31, 2004, was $76.9 million. The CPIH term debt matures in March 2007 and bears interest at the rate per annum of 10.5% (6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise such interest shall be paid in kind by adding it to the outstanding principal balance).
      The mandatory prepayment provisions, affirmative covenants, negative covenants and events of default under the CPIH Term Loan Facility are similar to those found in the First Lien Facility and the Second Lien Facility described below.

Other Commitments.
      The Company’s other commitments as of December 31, 2004 were as follows (in thousands of dollars):

	Commitments Expiring by Period

		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$192,946	$21,463	$171,483
Surety bonds	19,444	—	19,444

Total other commitments — net	$212,390	$21,463	$190,927

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
      Two of these letters of credit relate to a waste-to-energy project and are provided under the First Lien Facility. This facility currently provides for letters of credit in the amount of approximately $120 million and generally reduces semi-annually as the related contractual requirement reduces until 2009, when the letters of credit are no longer contractually required to be maintained. The other letters of credit are provided under the Second Lien Facility and one unsecured letter of credit facility, in support of Domestic Covanta’s businesses and to continue existing letters of credit required by CPIH’s businesses. Some of these letters of credit reduce over time as well, and one of such reducing letters of credit may be cancelled if Covanta receives an investment grade rating from both Moody’s Investors Service and Standard & Poor’s. As of December 31, 2004, Domestic Covanta had approximately $47 million in available capacity for additional letters of credit under the Second Lien Facility.

      The following table describes the reduction in letter of credit requirements, through 2010, for all existing letters of credit; the table does not include amounts with respect to new letters of credit that may be issued. All amounts are stated as of December 31 of year noted.

	2005	2006	2007	2008	2009

Total First Lien LCs	$108,967	$89,775	$90,918	$44,466	$—
Total Second Lien LCs	60,487	60,487	55,487	50,487	50,487
Total Other LCs	2,029	1,728	1,500	1,500	1,500

Total Combined LCs	$171,483	$151,990	$147,905	$96,453	$51,987

      The Company believes that it will be able to fully perform its contracts to which these letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of its performance obligations. If any of the Company’s letters of credit were to be drawn under its current debt facilities, the amount drawn would be immediately repayable to the issuing bank.
      The surety bonds listed on the table above relate to performance under its former waste water treatment operating contracts ($8.5 million) and possible closure costs for various energy projects when such projects cease operating ($10.9 million). Were these bonds to be drawn upon, the Company would ordinarily have a contractual obligation to indemnify the surety company. However, since these indemnity obligations arose prior to the Company’s bankruptcy filing, the surety companies’ indemnity claims would entitle them to share only in a limited distribution along with other unsecured creditors under the Reorganization Plan. Because such claims share in a fixed distribution under the Reorganization Plan, the Company expects that any such distribution will not affect the obligations of Domestic Covanta or CPIH. The sureties may have additional rights to make claims against retainage or other funds owed to the Company with respect to projects for which surety bonds were issued. The Company expects that enforcement of such rights will not have any material impact upon results of operations and financial condition of Domestic Covanta or CPIH.
      Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to municipal clients and other parties that Covanta’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by the Company, Covanta’s potential maximum liability as of December 31, 2004 associated with the repayment of the municipalities’ project debt on such facilities was in excess of $1 billion. This amount was not recorded as a liability in the Company’s Consolidated Balance Sheet as of December 31, 2004 as Covanta believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Company-owned waste-to-energy facilities could expose Covanta to recourse liability on project debt shown on the foregoing table. Covanta also believes that it has not incurred such damages at the date of the financial statements. If Covanta is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.
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

LIQUIDITY
      An important objective of management is to provide reliable service to its clients while generating sufficient cash to meet its liquidity needs. Maintaining historic facility production and optimizing cash receipts is necessary to assure that the Company has sufficient cash to fund operations, make appropriate and permitted capital expenditures and meet scheduled debt service payments. Under its current principal financing arrangements the Company does not expect to receive any cash contributions from Danielson, and is prohibited, under its principal financing arrangements, from using its cash to issue dividends to Danielson.
      At December 31, 2004, Domestic Covanta had $63.1 million in unrestricted cash. Restricted funds held in trust largely reflects payments from municipal clients under Service Agreements as the part of the service fee due reflecting debt service. These payments are made directly to the trustee for the related project debt and are held by it until paid to project debt holders. The Company does not have access to these funds. In addition, as of December 31, 2004 Domestic Covanta had $32.8 million in cash held in restricted accounts to pay for additional emergence expenses that are estimated to be paid after emergence. Cash held in such reserve accounts is not available for general corporate purposes.
      During the year, CPIH made payments of $19.6 million to reduce outstanding principal on its term loan, a portion of which was funded by the sale of its interest in an energy facility in Spain. At December 31, 2004, CPIH had $3.8 million in its domestic accounts. CPIH also had $11.1 million related to cash held in foreign bank accounts that could be difficult to transfer to the U.S. due to the: (i) requirements of the relevant project financing documents; (ii) applicable laws affecting the foreign project; (iii) contractual obligations; and (iv) prevention of material adverse tax liabilities to the Company and subsidiaries. While CPIH’s existing term loan and revolver remain outstanding, CPIH’s cash balance is not available to be transferred to Domestic Covanta.
      CPIH’s receipt of cash distributions can be less consistent and predictable than that of Domestic Covanta because of restrictions associated with project financing arrangements at the project level and other risks inherent with foreign operations. As a result of these factors, CPIH may have sufficient cash during some months to pay principal on its corporate debt, but have insufficient cash to pay principal during other months. To the extent that CPIH has insufficient cash in a given month to pay the full amount of interest then due on its term loan facility at the rate of 10.5%, it is permitted to pay up to 4.5% of such interest in kind, which amount is added to the principal amount outstanding.

      Domestic Covanta and CPIH have entered into the following credit facilities which provide liquidity and letters of credit relating to their respective businesses. As of December 31, 2004, neither Domestic Covanta nor CPIH had made any borrowings under their respective revolving liquidity facilities.

Designation	Purpose	Term	Security

Domestic Covanta Facilities
First Lien Facility	To provide for letter of credit required for a Covanta waste-to- energy facility	Expires March 2009	First priority lien in substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s subsidiaries which are domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.
Second Lien Facility	To provide for certain existing and new letters of credit and up to $10 million in revolving credit for general corporate purposes	Expires March 2009	Second priority lien in substantially all of the assets of the domestic borrowers not subject to prior liens. Guaranteed by domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.
CPIH Facility
Revolving Loan Facility	Up to $9.1 million	Expires March 2007	First priority lien on the stock of CPIH and substantially all of the CPIH borrowers’ assets not otherwise pledged.
See Note 15 to Notes to the Consolidated Financial Statements.
      All obligations under the Company’s financing arrangements which existed prior to and during its bankruptcy proceeding were discharged on March 10, 2004, the effective date of the Reorganization Plan. On the same date and pursuant to the Reorganization Plan, the Company entered into new credit facilities, as described below.
      The Domestic Borrowers entered into two credit facilities to provide letters of credit and liquidity in support of the Company’s domestic operations and to maintain existing letters of credit in support of its international operations. The Domestic Borrowers entered into the First Lien Facility, secured by a first priority lien on substantially all of the assets of the Domestic Borrowers not subject to prior liens (the “Collateral”). The First Lien Facility provides commitments for the issuance of letters of credit with respect to one waste-to-energy facility. The First Lien Facility reduces semi-annually as the contractually-required letter of credit for this facility reduces. As of December 31, 2004, this requirement was approximately $119.7 million. Additionally, the Domestic Borrowers entered into the Second Lien Facility, secured by a second priority lien on the Collateral. The Second Lien Facility is a letter of credit and liquidity facility in the aggregate amount of $118 million, up to $10 million of which may be used for cash borrowings on a revolving basis for general corporate purposes. Among other things, the Second Lien Facility will provide the Company with the ability to obtain new letters of credit as may be required with respect to various domestic waste-to-energy facilities, as well as to maintain existing letters of credit with respect to international projects. Both the First Lien Facility and the Second Lien expire in March 2009.
      The Domestic Borrowers also entered into the Domestic Intercreditor Agreement with the respective lenders under the First Lien Facility and Second Lien Facility and the trustee under the indenture for the High Yield Notes. It provides for certain provisions regarding the application of payments made by the Domestic Borrowers among the respective creditors and certain matters relating to priorities upon the exercise of remedies with respect to the Collateral.
      Under these facilities, as described below, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit. In accordance with the annual cash flow and the excess cash on hand provisions of the First and Second Lien Facilities, Domestic Covanta deposited $3.2 million and $10.5 million on January 3, 2005 and March 1, 2005, respectively, into a restricted collateral account for this purpose. This restricted collateral will become available to the Domestic Borrowers if it refinances is current corporate debt.
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
      The First Lien Facility and the Second Lien Facility require cash collateral to be posted for issued letters of credit if Covanta has cash in excess of specified amounts. Covanta paid a 1% upfront fee upon entering into the First Lien Facility, and will pay with respect to each issued letter of credit (i) a fronting fee equal to the greater of $500 or 0.25% per annum of the daily amount available to be drawn under such letter of credit, (ii) a letter of credit fee equal to 2.5% per annum of the daily amount available to be drawn under such letter of credit, and (iii) an annual fee of $1,500.
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
      The terms of both of these facilities require Covanta to furnish the lenders with periodic financial, operating and other information. In addition, these facilities further restrict, without a consent of its lenders under these facilities, Covanta’s ability to, among others:

•	incur indebtedness, or incur liens on its property, subject to specific exceptions;

•	pay any dividends on or repurchase any of its outstanding securities, subject to specific exceptions;

•	make new investments, subject to specific exceptions;

•	deviate from specified financial ratios and covenants, including those pertaining to consolidated net worth, adjusted EBITDA, and capital expenditures;

•	sell any material amount of assets, enter into a merger transaction, liquidate or dissolve;

•	enter into any material transactions with shareholders and affiliates; amend its organization documents; and

•	engage in a new line of business.
      All unpaid principal of and accrued interest on the revolving loan, and an amount equal to 105% of the maximum amount that may at any time be drawn under outstanding letters of credit, would become immediately due and payable in the event that Covanta or certain of its affiliates (including Danielson) become subject to specified events of bankruptcy or insolvency. Such amounts shall also become immediately due and payable, upon action taken by a certain specified percentage of the lenders, in the event that any of the following occurs after the expiration of applicable cure periods:

•	a failure by Covanta to pay amounts due under the Domestic Facilities or other debt instruments;

•	breaches of representations, warranties and covenants under the Domestic Facilities;

•	a judgment or judgments are rendered against Covanta that involve an amount in excess of $5 million, to the extent not covered by insurance;

•	any event that has caused a material adverse effect on Covanta;

•	a change in control;

•	the Intercreditor Agreement or any security agreement pertaining to the Domestic Facilities ceases to be in full force and effect;

•	certain terminations of material contracts; or

•	any securities issuance or equity contribution which is reasonably expected to have a material adverse effect on the availability of NOLs.
      Material Terms of CPIH Revolving Loan Facility: CPIH Borrowers entered a revolving credit facility, which is secured by a pledge of the stock of CPIH and a first priority lien on substantially all of the CPIH Borrowers’ assets not otherwise pledged. The revolver provided an initial commitment for cash borrowings of up to $10 million for purposes of supporting the international independent power business. The amount of the commitment reduces per formula in the event of asset sales, receipt of insurance or condemnation proceeds, issuance of new CPIH indebtedness, receipt of tax refunds and/or cash on hand in excess of stated liquidity requirements. Since securing the facility through December 31, 2004, CPIH had not sought to make draws on this facility and the outstanding commitment amount has been reduced to $9.1 million.
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
      The Company believes cash available to CPIH and its subsidiaries, together with borrowing under the CPIH revolver will provide CPIH with sufficient liquidity to meet its operational needs and pay required debt service due prior to maturity. The Company believes that CPIH will need to refinance its indebtedness at or prior to maturity in March 2007 unless asset sales affected prior to such time are sufficient to repay all CPIH indebtedness. Although Danielson has received a commitment to refinance the CPIH recourse debt, there can be no assurance that CPIH will be able to refinance such indebtedness at maturity or that such assets sales will be sufficient to repay CPIH indebtedness prior to its maturity.
Non-GAAP Financial Measures
      The following summarizes unaudited non-GAAP financial information for the Company. Certain items are included that are not measured under U.S. generally accepted accounting principles (“GAAP”) and are not intended to supplant the information provided in accordance with GAAP. Furthermore, these measures may not be comparable to those used by other companies. The following information should be read in conjunction with the financial statements and footnotes included herein.
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

      The following table provides additional information with respect to cash available to pay Domestic Covanta’s and CPIH’s corporate debt and letter of credit fees, for the period March 11, through December 31, 2004 in thousands of dollars.

	Domestic	CPIH	Consolidated

Operating Income	$62,232	$14,776	$77,008
Depreciation and amortization	48,805	7,016	55,821
Change in unbilled service receivables	11,221	—	11,221
Project debt principal repaid	(42,535)	(25,408)	(67,943)
Borrowings for facilities	—	14,488	14,488
Change in restricted funds held in trust	(7,871)	(5,968)	(13,839)
Change in restricted funds for emergence costs	65,681	—	65,681
Change in accrued emergence costs	(65,681)	—	(65,681)
Change in other liabilities	(2,545)	(459)	(3,004)
Distributions to minority partners	(5,272)	(2,989)	(8,261)
Distributions from investees and joint ventures	—	14,705	14,705
Dividends from equity investees	—	3,106	3,106
Amortization of premium and discount	(10,457)	—	(10,457)
Proceeds from sale of businesses	—	1,799	1,799
Investments in facilities	(10,083)	(1,794)	(11,877)
Change in other assets	(3,947)	12,636	8,689

Cash generated for recourse debt and letter of credit fees, pre-tax	39,548	31,908	71,456
Corporate income taxes paid:
Foreign	—	(2,779)	(2,779)
State	(2,926)	—	(2,926)
Federal	(1,000)	(1,100)	(2,100)

Cash generated for recourse debt and letter of credit fees, after taxes	35,622	28,029	63,651
Cash balance, beginning of period	45,307	12,488	57,795

Cash available for corporate debt and letter of credit fees	80,929	40,517	121,446
Recourse debt service and letter of credit fees paid-net	(17,759)	(5,902)	(23,661)
Payment of principal recourse debt	(47)	(19,626)	(19,673)

Cash balance, end of period	$63,123	$14,989	$78,112

      Reconciliation of cash generated for corporate debt and letter of credit fees after taxes to cash provided by operating activities for the period March 11, 2004 through December 31, 2004 (in thousands of dollars):

Cash generated for recourse debt and letter of credit fees	$63,651
Investment in facilities	11,877
Borrowing for facilities	(14,488)
Distributions from investees and joint ventures	(14,705)
Distribution to minority partners	8,261
Change in restricted funds held in trust	13,839
Payment of project debt	67,943
Recourse debt service and letter of credit fees paid — net	(23,661)
Other cash provided in investing activities	1,114

Cash provided by operating activities for the period March 11, 2004 to December, 2004	$113,831

PROPOSED REFINANCING OF DEBT, LIQUIDITY AND LETTER OF CREDIT FACILITIES
      In connection with the proposed acquisition of Ref-Fuel, Danielson has received commitments to finance the acquisition and to refinance all of Domestic Covanta’s and CPIH’s recourse debt. The financing is not expected to alter the project debt of Covanta’s subsidiaries, or the existing corporate and project debt of Ref-Fuel’s subsidiaries other than a revolving loan facility being replaced. The following chart indicates the anticipated combined debt capital structure of Covanta and its subsidiaries following the proposed acquisition. Amounts shown below are as of December 31, 2004 unless otherwise indicated (in millions).

      Many of the material terms of Covanta’s proposed new debt and refinanced debt, including interest rates, security and covenants, have not been finalized. Such proposed debt will consist of first and second lien secured facilities. The first lien facilities is expected to consist of:

•	$100 million revolving loan facility expiring 2011;

•	$340 million letter of credit facility expiring 2011; and

•	$250 million variable rate term loan facility due 2012.
      The second lien facility will consist of a $450 million variable rate term loan facility due 2012, a portion of which may be converted to fixed rate notes, at no premium or penalty.
      Covanta will incur no cost or obligation if the financing or refinancing does not occur.
      There can be no assurance that the acquisition, or the related refinancings of Domestic Covanta’s and CPIH’s corporate debt, will successfully close.
OTHER
Quezon Power
      Manila Electric Company (“Meralco”), the sole power purchaser for the Company’s Quezon Project, is engaged in discussions and legal proceedings with instrumentalities of the government of the Philippines relating to past billings to its customers, cancellations of recent tariff increases, and potential tariff increases. The outcome of these proceedings may affect Meralco’s financial condition.
      Quezon Project management continues to negotiate with Meralco with respect to proposed amendments to the power purchase agreement to modify certain commercial terms under the existing contract, and to resolve issues relating to the Quezon Project’s performance during its first year of operation. Following the first year of the operation, in 2001, based on a claim that the plant’s performance did not merit full payment, Meralco withheld a portion of each of several monthly payments to the Quezon Project that were due under the terms of the power purchase agreement. The total withheld amount was $10.8 million (U.S.). Although the Quezon Project was able to pay all of its debt service and operational costs, the withholding by Meralco constituted a default by Meralco under the power purchase agreement and a potential event of default under the project financing agreements. To address this issue, Quezon Project management agreed with project lenders to hold back cash from distributions in excess of the reserve requirements under the financing agreements in the amount of approximately $20.5 million (U.S.).
      In addition to the issues under the power purchase agreement, issues under the financing agreements arose during late 2003 and 2004 regarding compliance with the Quezon Project operational parameters and the Quezon Project’s inability to obtain required insurance coverage. In October 2004, the Company and other Quezon project participants, with the consent of the Quezon Project lenders, amended certain of the Quezon Project documents to address such operational matters, resolving all related contract issues. Subsequently, the project lenders granted a waiver with respect to the insurance coverage issue because contractual coverage levels were not then commercially available on reasonable terms. At approximately the same time, Quezon Project management sought, and successfully obtained, a reduction of the hold back amount discussed above, resulting in a new excess hold back of approximately $10.5 million (U.S.) with effect from November 2004.
      Adverse developments in Meralco’s financial condition or delays in finalizing the power purchase agreement amendments and potential consequent lender actions are not expected to adversely affect Covanta’s liquidity, although it may have a material affect on CPIH’s ability to repay its debt prior to maturity. In late 2004, Meralco successfully refinanced $228 million in expiring short-term debt on a long-term 7 year basis, improving Meralco’s financial condition.

Insurance
      The Company has obtained insurance for its assets and operations that provide coverage for what the Company believes are probable maximum losses, subject to self-insured retentions, policy limits and premium costs which the Company believes to be appropriate. However, the insurance obtained does not cover the Company for all possible losses.
Off Balance Sheet Arrangements
      During 2004, subsidiaries of Covanta were parties to lease arrangements with Covanta’s municipal clients at its Union County, New Jersey and its Alexandria, Virginia waste-to-energy facilities. At its Union County facility, Covanta’s operating subsidiary leases the facility from the Union County Utilities Authority (the “UCUA”) under a lease that expires in 2023, which Covanta may extend for an additional five years. Rent under the lease is sufficient to allow the UCUA to repay tax exempt bonds issued by it to finance the facility and which mature in 2023.
      At its Alexandria facility, a Covanta subsidiary is a party to a lease related to certain pollution control equipment that was required in connection with the Clean Air Act amendments of 1990, and which were financed by the City of Alexandria and by Arlington County, Virginia. Covanta’s subsidiary owns this facility, and rent under this lease is sufficient to pay debt service on tax exempt bonds issued to finance such equipment and which mature in 2013.
      Covanta is also party to lease arrangements pursuant to which it leases rolling stock in connection with its waste-to-energy and independent power facilities, as well as certain office equipment. Rent payable under these arrangements is not material to the Company’s financial condition.
      Covanta generally uses operating lease treatment for all of the foregoing arrangements. A summary of the Company’s operating lease obligations is contained in Note 27 to the consolidated financial statements.
      Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to municipal clients and other parties that Covanta’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta, Covanta’s potential maximum liability as of December 31, 2004 associated with the repayment of the municipalities’ debt on such facilities, in excess of $1 billion. This amount was not recorded as a liability in the Company’s Consolidated Balance Sheet as of December 31, 2004 as Covanta believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta-owned waste-to-energy facilities could expose Covanta to liability under the limited recourse provisions on project debt related to its facilities. See Note 17 to the Notes to Consolidated Financial Statements for additional information relating to Covanta’s project debt. Covanta also believes that it has not incurred such damages at the date of the financial statements. If the local subsidiaries contractual breach of pertinent sections of their contract were to occur, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.
      With respect to its international businesses, Covanta has issued guarantees of certain of CPIH’s operating subsidiaries contractual obligations to operate power projects. The potential damages owed under such arrangements for international projects may be material. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than Covanta’s then-available sources of funds.
      To date, Covanta has not incurred material liabilities under its guarantees, either on domestic or international projects. The Company has investments in several investees and joint ventures which are accounted for under the equity and cost methods and therefore does not consolidate the financial information of those companies. (See Note 6 to the Notes to the Consolidated Financial Statements for additional information regarding these leases.)
Discussion of Critical Accounting Policies
      In preparing its consolidated financial statements in accordance with U.S. generally accepted accounting principles the Company is required to use its judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of the Company’s critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Fresh Start and Purchase Accounting
      The Company is required to apply fresh start accounting upon its emergence from bankruptcy. Also, on the Effective Date, the Company experienced a change in control because of its acquisition by Danielson. The Company applied purchase accounting, which like fresh start accounting, requires assets and liabilities to be recorded at fair value. The incremental impact of applying purchase accounting was to adjust the value of the Company’s equity to the price paid by Danielson, including relevant acquisition costs and the consideration of the NOLs made available to the Company under the Tax Sharing Agreement. The estimates of fair value used by the Company reflect its best estimate based on the work of independent valuation consultants and, where such work has not been completed, such estimates are based on the Company’s experience and relevant information available to the Company. These estimates, and the assumptions used by the Company and by its valuation consultants, are subject to inherent uncertainties and contingencies beyond the Company’s control. For example, the Company used the discounted cash flow method to estimate value of many of its assets. This entailed developing projections about future cash flows and adopting an appropriate discount rate. The Company cannot predict with certainty actual cash flows and the selection of a discount rate is heavily dependent on judgment. If different cash flow projections or a different discount rate was used, the fair values of the Company’s assets and liabilities could be materially increased or decreased. Also as described in Note 4, estimates of asset and liability values may be adjusted further if and when additional information regarding such values is developed and evaluated. Accordingly, there can be no assurance that such estimates and assumptions reflected in the valuations will be realized, or that further adjustments will not occur. The assumptions and estimates used by the Company therefore have substantial effect on the Company’s balance sheet. In addition because the valuations impact depreciation and amortization, changes in such assumptions and estimates may affect earnings in the future.

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
      The Company reviews its long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable over the estimated useful life. Determining whether an impairment has occurred typically requires various estimates and assumptions, including which cash flows are directly attributable to the potentially impaired asset, the useful life over which the cash flows will occur, their amount and the assets residual value, if any. Also, impairment losses require an estimate of fair value, which is based on the best information available. The Company principally uses internal discounted cash flow estimates, but also uses quoted market prices when available and independent appraisals as appropriate to determine fair value. Cash flow estimates are derived from historical experience and internal business plans with an appropriate discount rate applied.

      Accordingly, inaccuracies in the assumptions used by management in establishing these estimates, and in the assumptions used in establishing the extent to which a particular asset may be impaired, could potentially have a material effect on the value of the Company’s consolidated financial statements.

Net Operating Loss Carryforwards — Deferred Tax Assets
      As described in Note 26 to the Consolidated Financial Statements, the Company has recorded a deferred tax asset related to the NOLs made available to Covanta through the Tax Sharing Agreement with Danielson. The amount recorded was calculated based upon future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) future operating income expected from the Company’s domestic business, to the extent it is reasonably predictable.
      CPIH and its subsidiaries and Covanta Lake will not be consolidated with the balance of the Company for federal income tax purposes and therefore will not benefit from the NOLs.
      Danielson expects, based on the Danielson Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC, to have NOLs estimated to be approximately $516 million for federal income tax purposes as of the end of 2004. The NOLs will expire in various amounts beginning on December 31, 2005 through December 31, 2023 if not used. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of Danielson’s tax consolidated group. The Internal Revenue Service (“IRS”) has not audited any of Danielson’s tax returns for the years in which the losses giving rise to the NOLs were reported, and it could challenge any past and future use of the NOLs.
      Under applicable tax law, the use and availability of Danielson’s NOLs could be limited if there is a more than 50% increase in stock ownership during a 3-year testing period by stockholders owning 5% or more of Danielson’s stock. Danielson’s Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve Danielson’s NOLs by avoiding such an ownership change. Danielson expects that the restrictions will remain in-force as long as Danielson has NOLs. There can be no assurance, however, that these restrictions will prevent such an ownership change.

Loss Contingencies
      As described in Note 31, the Company is party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assesses the likelihood of potential losses with respect to these matters on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If the Company can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded and disclosure is made regarding the possibility of additional losses. The Company reviews such estimates on an ongoing basis as developments occur with respect to such matters and may in the future increase or decrease such estimates. There can be no assurance that the Company’s initial or adjusted estimates of losses will reflect the ultimate loss the Company may experience regarding such matters. Any inaccuracies could potentially have a material effect on the Company’s consolidated financial statements.

Revenue Recognition
      The Company’s revenues are generally earned under contractual arrangements, and fall into three categories: service revenues, electricity and steam revenues, and construction revenues.
      Service Revenues consist of the following:

(1) Fees earned under contract to operate and maintain waste-to-energy, independent power and water facilities are recognized as revenue when earned, regardless of the period they are billed;

(2) Fees earned to service Project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the Client Community pursuant to applicable waste-to-energy Service Agreements. Regardless of the timing of amounts paid by Client Communities relating to Project debt principal, the Company records service revenue with respect to this principal component on a levelized basis over the term of the Service Agreement. Unbilled service receivables related to waste-to-energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the Project debt. Such unbilled receivables amounted to $156 million and $179 million at December 31, 2004 and 2003, respectively;

(3) Fees earned for processing waste in excess of Service Agreement requirements are recognized as revenue beginning in the period the Company processes waste in excess of the contractually stated requirements;

(4) Tipping fees earned under waste disposal agreements are recognized as revenue in the period waste is received; and

(5) Other miscellaneous fees such as revenue for scrap metal recovered and sold are generally recognized as revenue when scrap metal is sold.

Electricity and Steam Sales
      Revenue from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net of amounts due to Client Communities under applicable Service Agreements.

Construction Revenues
      Revenues under fixed-price construction contracts are recognized on the basis of the estimated percentage of completion of services rendered. Construction revenues also include design, engineering and construction management fees. In 2004, the Company incurred some preliminary construction costs for which it has not billed the municipality or received reimbursement. The Company anticipates the contracts will be finalized in 2005 at which time it expects to be fully reimbursed for such costs.
Contract Structures and Duration
      Covanta’s waste-to-energy business originally was developed in response to competitive procurements conducted by municipalities for waste disposal services. One of the threshold decisions made by each municipality early in the procurement process was whether it, or the winning vendor, would own the facility to be constructed; there were advantages and disadvantages to the municipality with both ownership structures. As a result, Domestic Covanta today operates many publicly owned facilities, and owns and operates many others. In addition, as a result of acquisitions of additional projects originally owned or operated by another vendor, Domestic Covanta operates several projects under a lease structure where a third party lessor owns the project. In all cases, Domestic Covanta operates each facility pursuant to a long-term contract, and provides the same service in consideration of a monthly service fee paid by the municipal client.
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
      Regardless of whether a project was owned by Domestic Covanta or its municipal client, the municipality is generally responsible for repaying the project debt after construction is complete. Where it owns the facility, the municipality pays periodic debt service directly to a trustee under an indenture. For most projects where Domestic Covanta owns the facility, the municipal client pays debt service as a component of its monthly service fee payment to Domestic Covanta. As of December 31, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $670 million. As with a public ownership structure, this debt service payment is retained by a trustee, and is not held or available to Covanta for general use. In these private ownership structures, Covanta records on its consolidated financial statements revenue with respect to debt service (both principal and interest) on project debt, and expense for depreciation and interest on project debt.
      Domestic Covanta also owns two waste-to-energy projects for which debt service is not expressly included in the fee it is paid. Rather, Domestic Covanta receives a fee for each ton of waste processed at these projects.

As of December 31, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $172 million. Accordingly, Domestic Covanta does not record revenue reflecting principal on this project debt. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest when due.
      For Domestic Covanta-owned projects, all cash held by trustees is recorded as restricted funds held in trust. For facilities not owned by Domestic Covanta, Covanta does not incur, nor does it record project debt service obligations, project debt service revenue or project debt service expense.
      Domestic Covanta generates electricity and/or steam for sale at all of its waste-to-energy projects, regardless of ownership structure. During the term of its operating contracts with its municipal clients, most of the revenue from electricity and steam sales (typically 90%) benefits the municipal client as a reduction to its monthly service fee obligation to Covanta.
      Generally, the term of Domestic Covanta’s operating contracts with its municipal clients coincides with the term of the bonds issued to pay for the project construction. Therefore, another important difference between public and private ownership of Domestic Covanta’s waste-to-energy projects is project ownership after these contracts expire. In many cases, the municipality has contractual rights (not obligations) to extend the contract. If a contract is not extended on a publicly owned project, Domestic Covanta’s role, and its revenue, with respect to that project would cease. If a contract is not extended on a Domestic Covanta-owned project, it would be free to enter into new revenue generating contracts for waste supply (with the municipality, other municipalities, or private waste haulers) and for electricity or steam sales. Domestic Covanta would in such cases have no remaining project debt to repay from project revenue, and would be entitled to retain 100% of energy sales revenue.

Supplemental Financial Information About Domestic Covanta and CPIH
      The following condensed consolidating balance sheets, statements of operations and statements of cash flow provide additional financial information for Domestic Covanta and CPIH. Because Domestic Covanta and CPIH have had separate capital structures and cash management systems only since the Company emerged from bankruptcy on March 10, 2004, therefore comparable information did not exist prior to the Company’s emergence from bankruptcy. For this reason, this supplemental information covers the period March 11, 2004 through December 31, 2004.
CONDENSED CONSOLIDATING BALANCE SHEETS
For the Period Ended December 31, 2004

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
Assets
Current Assets:
Cash and cash equivalents	$63,123	$14,989	$78,112
Marketable securities available for sale	3,100	—	3,100
Restricted funds for emergence costs	32,805	—	32,805
Restricted funds held in trust	92,829	23,263	116,092
Unbilled service receivable	58,206	—	58,206
Other current assets	156,995	44,067	201,062

Total current assets	407,058	82,319	489,377
Property, plant and equipment—net	758,727	101,246	859,973
Restricted funds held in trust	104,580	19,246	123,826
Service and energy contracts and other intangible assets	187,932	705	188,637
Unbilled service receivable	107,894	4,152	112,046
Other assets	36,159	60,504	96,663

Total assets	1,602,350	268,172	1,870,522

Liabilities and Shareholders’ Equity:
Current liabilities:
Current portion of long-term debt	112	—	112
Current portion of project debt	84,719	24,982	109,701
Accrued emergence costs	32,805	—	32,805
Other current liabilities	126,142	25,035	151,177

Total current liabilities	243,778	50,017	293,795
Long-term debt	235,932	76,852	312,784
Project debt	757,435	77,601	835,036
Deferred income taxes	156,326	9,860	166,186
Other liabilities	95,460	2,388	97,848

Total liabilities	1,488,931	216,718	1,705,649

Minority interests	45,940	39,480	85,420
Total shareholders’ equity	67,479	11,974	79,453

Total liabilities, minority interests and shareholders’ equity	$1,602,350	$268,172	$1,870,522

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Period March 11, through December 31, 2004

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
Total revenues	$452,931	$104,271	$557,202

Depreciation and amortization	48,805	7,016	55,821
Net interest on project debt	23,786	8,800	32,586
Plant operating and other costs and expenses	318,108	73,679	391,787

Total costs and expenses	390,699	89,495	480,194

Operating income	62,232	14,776	77,008
Interest expense (net of interest income of $518 and $1,340)	(26,911)	(5,937)	(32,848)
Income tax expense	(15,381)	(8,256)	(23,637)
Minority interests	(3,966)	(2,953)	(6,919)
Equity in net income from unconsolidated investments	1,216	16,319	17,535

Net income	$17,190	$13,949	$31,139

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Period March 11, through December 31, 2004

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,190	$13,949	$31,139
Adjustments to Reconcile Net income to Net Cash Provided by Operating Activities:
Depreciation and amortization	48,805	7,016	55,821
Deferred income taxes	10,202	2,133	12,335
Equity in income from unconsolidated investments	(1,216)	(16,319)	(17,535)
Dividends from equity investees	—	3,106	3,106
Accretion of principal on Senior Secured Notes	2,736	—	2,736
Amortization of premium and discount	(10,457)	—	(10,457)
Minority interests	3,966	2,953	6,919
Other	4,007	(119)	3,888
Management of Operating Assets and Liabilities:
Unbilled service receivables	11,221	—	11,221
Restricted funds held in trust for emergence costs	65,681	—	65,681
Other assets	(6,321)	14,003	7,682
Accrued emergence costs	(65,681)	—	(65,681)
Other liabilities	5,156	1,820	6,976

Net cash provided by operating activities	85,289	28,542	113,831

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in facilities	(10,083)	(1,794)	(11,877)
Proceeds from sale of business	—	1,799	1,799
Distributions from investees	—	14,705	14,705
Other	(1,665)	(1,248)	(2,913)

Net cash (used in) provided by investing activities	(11,748)	13,462	1,714

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings for facilities	—	14,488	14,488
(Increase) decrease in restricted funds held in trust	(7,871)	(5,968)	(13,839)
Payment of project debt	(42,535)	(25,408)	(67,943)
Payment of corporate debt	(47)	(19,626)	(19,673)
Other	(5,272)	(2,989)	(8,261)

NET CASH USED IN FINANCING ACTIVITIES	(55,725)	(39,503)	(95,228)

NET DECREASE IN CASH AND CASH EQUIVALENTS	17,816	2,501	20,317
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,307	12,488	57,795

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,123	$14,989	$78,112

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      In the normal course of business, the Company is party to financial instruments that are subject to market risks arising from changes in interest rates, foreign currency exchange rates, and commodity prices. The Company’s use of derivative instruments is very limited and it does not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding the Company’s exposure to financial instruments with market risks. The Company uses a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004. Further information is included in Note 33 to the Consolidated Financial Statements.
Interest Rate Risk
      The Company has Project debt outstanding bearing interest at floating rates that could subject it to the risk of increased interest expense due to rising market interest rates, or an adverse change in fair value due to declining interest rates on fixed rate debt. Of Covanta’s project debt, approximately $218.9 million was floating rate at December 31, 2004. However, of that floating rate Project debt, $126.7 million related to waste-to-energy projects where, because of their contractual structure, interest rate risk is borne by Client Communities because debt service is passed through to those clients. The Company had only one interest rate swap outstanding at December 31, 2004 in the notional amount of $80.2 million related to floating rate project debt. Gains and losses on this swap are for the account of the Client Community.
      For floating rate debt, a 20 percent hypothetical increase in the underlying December 31, 2004 market interest rates would result in a potential loss to twelve month future earnings of $5.5 million. For fixed rate debt, the potential reduction in fair value from a 20 percent hypothetical increase in the underlying December 31, 2003 market interest rates would be approximately $32.5 million. The fair value of the Company’s fixed rate debt (including $677 million in fixed rate debt related to revenue bonds in which debt service is an explicit component of the service fees billed to the Client Communities) was $750.2 million at December 31, 2004, and was determined using average market quotations of price and yields provided by investment banks.
Foreign Currency Exchange Rate Risk
      The Company has investments in energy projects in various foreign countries, including the Philippines, China, India and Bangladesh, and to a much lesser degree, Italy and Costa Rica. The Company does not enter into currency transactions to hedge its exposure to fluctuations in currency exchange rates. Instead, the Company attempts to mitigate its currency risks by structuring its project contracts so that its revenues and fuel costs are denominated in the same currency. Therefore, only local operating expenses and project debt denominated in other than a project entity’s functional currency are exposed to currency risks.
      At December 31, 2004, Covanta had $102 million of project debt related to two diesel engine projects in India. For $87.7 million of the debt (related to project entities whose functional currency is the Indian Rupee), exchange rate fluctuations are recorded as translation adjustments to the cumulative translation adjustment account within stockholders’ deficit in Danielson’s Consolidated Balance Sheets. The remaining $14.3 million of debt is denominated in U.S. dollars.
      The potential loss in fair value for such financial instruments from a 10% adverse change in December 31, 2004 quoted foreign currency exchange rates would be approximately $8.8 million.
      Under CPIH’s current financing arrangements, these risks are borne primarily by the CPIH Borrowers to the extent they affect the cash flow available to the CPIH Borrowers to repay CPIH indebtedness. These risks will continue to affect items reflected on the Company’s consolidated financial statements.

      At December 31, 2004, the Company also had net investments in unconsolidated foreign subsidiaries and projects. See Note 6 to the Consolidated Financial Statements for further discussion.
Commodity Price Risk and Contract Revenue Risk
      The Company has not entered into futures, forward contracts, swaps or options to hedge purchase and sale commitments, fuel requirements, inventories or other commodities. Alternatively, the Company attempts to mitigate the risk of energy and fuel market fluctuations by structuring contracts related to its energy projects in the manner described above under Management’s Discussion and Analysis, Contract Structures and Duration.
      Generally, the Company is protected against fluctuations in the waste disposal market, and thus its ability to charge acceptable fees for its services, through existing long-term disposal contracts (“Service Agreements”) at its waste-to-energy facilities. At three of its waste-to-energy facilities, differing amounts of waste disposal capacity are not subject to long-term contracts and, therefore, the Company is partially exposed to the risk of market fluctuations in the waste disposal fees it may charge. The Company’s Service Agreements begin to expire in 2007, and energy contracts at Company-owned projects generally expire, at or after, the date on which that project’s Service Agreement expires. Expiration of these contracts will subject the Company to greater market risk in maintaining and enhancing its revenues. As its Service Agreements at municipally-owned projects expire, the Company will seek to enter into renewal or replacement contracts to continue operating such projects. As the Company’s Service Agreements at facilities it owns begin to expire, the Company intends to seek replacement or additional contracts for waste supplies, and because project debt on these facilities will be paid off at such time, the Company expects to be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. The Company will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. At Company-owned facilities, the expiration of existing energy sales contracts will require the Company to sell its output either into the local electricity grid or pursuant to new contracts. There can be no assurance that the Company will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable to the Company.
      The Company’s opportunities for growth by investing in new projects will be limited by existing debt covenants, as well as by competition from other companies in the waste disposal business. Because its business is based upon building and operating municipal solid waste processing and energy generating projects, which are capital intensive businesses, in order to provide meaningful growth Covanta must be able to invest its own funds, obtain debt financing, and provide support to its operating subsidiaries. When Covanta was acquired by Danielson and emerged from its bankruptcy proceeding in March 2004, it entered into financing arrangements with restrictive covenants typical of financings of companies emerging from bankruptcy. These covenants essentially prohibit investments in new projects or acquisitions of new businesses, and place restrictions on Covanta’s ability to expand existing projects. The covenants also prohibit borrowings to finance new construction, except in limited circumstances related to specifically identified expansions of existing facilities. In addition, the covenants limit spending for new business development and require that excess cash flow be trapped to collateralize outstanding letters of credit.
      Covanta intends to pursue opportunities to expand the processing capacity where Client Communities have encountered significantly increased waste volumes without corresponding competitively-priced landfill availability. Other than expansions at existing waste-to-energy projects, Covanta does not expect to engage in material development activity which will require significant equity investment. There can be no assurance that Covanta will be able to implement expansions at existing facilities.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of Covanta Energy Corporation (“Covanta”) is responsible for establishing and maintaining adequate internal control over financial reporting for Covanta. Covanta’s internal control system was designed to provide reasonable assurance to its Board of Directors regarding the preparation and fair presentation of published financial statements.
      All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide us only with reasonable assurance with respect to financial statement preparation and presentation.
      Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2004. In making this assessment, we followed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
      A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. We identified the following material weakness in our assessment of internal control over financial reporting as of December 31, 2004. During the course of its audit of our 2004 financial statements, our independent auditors, Ernst & Young LLP identified errors, principally related to complex manual “fresh start” accounting calculations, predominantly affecting Covanta’s investments in its international businesses. Fresh start accounting was required following Covanta’s emergence from bankruptcy on March 10, 2004, pursuant to Statement of Financial Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” These errors, the net effect of which was immaterial (less than $2 million in pretax income) have been corrected in our 2004 consolidated financial statements. Management has determined that errors in complex fresh start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review. As a result, management has concluded that Covanta’s internal control over financial reporting was not effective as of December 31, 2004.
      Our independent auditors, Ernst & Young LLP, have issued an audit report on our assessment of internal control over financial reporting. This report appears on page 94 of this report on Form 10-K for the year ended December 31, 2004.
March 14, 2005
Anthony J. Orlando
President and Chief Executive Officer
Craig D. Abolt
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholder of Covanta Energy Corporation
      We have audited the accompanying consolidated balance sheet of Covanta Energy Corporation and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for the periods January 1, 2004 through March 10, 2004 (“Predecessor”) and March 11, 2004 through December 31, 2004 (“Successor”). These consolidated financial statements are the responsibility of the management of the Company. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covanta Energy Corporation and subsidiaries at December 31, 2004, and the consolidated results of their operations and cash flows for the periods January 1, 2004 through March 10, 2004 (“Predecessor”) and March 11, 2004 through December 31, 2004 (“Successor”), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Covanta Energy Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
MetroPark, New Jersey
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholder of Covanta Energy Corporation
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Covanta Energy Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004 because of insufficiently rigorous reviews of complex calculations, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. During the course of the audit of the Company’s 2004 financial statements, errors were identified, principally related to complex manual “fresh start” accounting calculations predominantly affecting the Company’s investments in its international businesses. These errors, the net effect of which was immaterial (less than $2 million, pretax) have been corrected in the Company’s 2004 consolidated financial statements. Management has determined that errors in complex fresh start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 14, 2005 on those financial statements.

      In our opinion, management’s assessment that Covanta Energy Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Covanta Energy Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Covanta Energy Corporation (Debtor in Possession)
      We have audited the accompanying Consolidated Balance Sheet of Covanta Energy Corporation (Debtor in Possession) and its subsidiaries (the “Company”) as of December 31, 2003, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Shareholders’ Equity (Deficit) and Cash Flows for each of the two years in the period ended December 31, 2003. Our audits also included the 2003 and 2002 financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Quezon Power, Inc. (“Quezon”) for the year ended December 31, 2003, the Company’s investment in which is accounted for by use of the equity method. The Company’s equity of $92,492,179 in Quezon’s net assets at December 31, 2003 and of $17,782,000 in that company’s net income for the year then ended is included in the accompanying financial statements. The financial statements of Quezon were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
      In our opinion, based on our audits and the report of the other auditors, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information for 2003 and 2002 set forth therein.
      As discussed in Notes 1 and 2, the Company and various domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying 2003 and 2002 financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such 2003 and 2002 financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in their businesses. The Bankruptcy Court entered an order confirming the Company’s plan of reorganization which became effective after the close of business on March 10, 2004.
      The accompanying 2003 and 2002 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2, the Company’s dependence upon, among other things, the Company’s ability to utilize the net operating loss carry forwards of Danielson Holding Corporation and the Company’s ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Notes 1 and 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.
      As discussed in Note 3, on January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived-Assets”.
      As discussed in Note 35, the accompanying Consolidated Balance Sheet as of December 31, 2003 and Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2003 have been restated.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 26, 2004 (March 14, 2005 as to the effects of the restatements discussed in Note 35)

Covanta Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Successor	Predecessor

	For the Period	For the Period
	March 11,	January 1,	Years Ended
	Through	Through	December 31,
	December 31,	March 10,
	2004	2004	2003	2002

	(In thousands, except per share amounts)
Service revenues	$374,622	$89,867	$499,245	$493,960
Electricity and steam sales	181,074	53,307	277,766	289,281
Construction revenues	1,506	58	13,448	42,277
Other revenues	—	—	9	263

Total revenues	557,202	143,232	790,468	825,781

Plant operating expenses	352,617	100,774	500,627	496,443
Construction costs	1,925	73	20,479	42,698
Depreciation and amortization	55,821	13,426	71,932	77,368
Net interest on project debt	32,586	13,407	76,770	86,365
Other operating costs and expenses	1,366	(209)	2,209	15,163
Net (gain) loss on sales of businesses and equity investments	(245)	(175)	7,246	1,943
Selling, general and administrative expenses	38,076	7,597	35,639	54,329
Project development costs	—	—	—	3,844
Other expense (income)—net	(1,952)	(1,923)	(1,119)	16,008
Write down of and obligations related to assets held for use	—	—	16,704	84,863

Total costs and expenses	480,194	132,970	730,487	879,024

Operating income (loss)	77,008	10,262	59,981	(53,243)
Interest income	1,858	935	2,948	2,472
Interest expense (excluding post-petition contractual interest of $243, $970 and $3,607 for the period January 1, 2004 through March 10, 2004, 2003 and 2002, respectively)	(34,706)	(6,142)	(39,938)	(44,059)
Reorganization items	—	(58,282)	(83,346)	(49,106)
Gain on cancellation of pre-petition debt	—	510,680	—	—
Fresh start adjustments	—	(399,063)	—	—

Income (loss) from continuing operations before income taxes, minority interests, equity in net income from unconsolidated investments, discontinued operations and the cumulative effect of changes in accounting principles	44,160	58,390	(60,355)	(143,936)
Income tax (expense) benefit	(23,637)	(30,240)	18,096	986
Minority interests	(6,919)	(2,511)	(8,905)	(9,104)
Equity in net income from unconsolidated investments	17,535	3,924	24,400	24,356

Income (loss) from continuing operations before discontinued operations and change in accounting principles	31,139	29,563	(26,764)	(127,698)
Gain (loss) from discontinued operations (net of income tax (expense) benefit of $(16,147) and $13,165, in 2003 and 2002, respectively)	—	—	78,814	(43,355)
Cumulative effect of change in accounting principles (net of income tax benefit of $5,532 in 2003)	—	—	(8,538)	(7,842)

Net income (loss)	31,139	29,563	43,512	(178,895)

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments (net of income tax (expense) benefit of $0, $0, $0, and $415, respectively)	549	248	2,743	(1,485)
Reclassification adjustments for translation adjustments included in:
Continuing operations	—	—	(2,753)	1,233
Discontinued operations	—	—	—	297
Unrealized holding gains (losses) on securities arising during period (net of income tax (expense) benefit of $35, $150, $(262) and $112, respectively)	53	(225)	392	(167)
Minimum pension liability adjustment	187	—	—	88

Other comprehensive income (loss)	789	23	382	(34)

Comprehensive income (loss)	$31,928	$29,586	$43,894	$(178,929)

Basic income (loss) per share:
Income (loss) from continuing operations		$0.59	$(0.54)	$(2.56)
Income (loss) from discontinued operations		—	1.58	(0.88)
Cumulative effect of change in accounting principles		—	(0.17)	(0.16)

Net income (loss)		$0.59	$0.87	$(3.60)

Diluted (loss) income per share:
Income (loss) from continuing operations		$0.59	$(0.54)	$(2.56)
Income from discontinued operations		—	1.58	(0.88)
Cumulative effect of change in accounting principles		—	(0.17)	(0.16)

Net income (loss)		$0.59	$0.87	$(3.60)

The accompanying notes are an integral part of the consolidated financial statements.

Covanta Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	Successor	Predecessor

		2003

		As Restated
	2004	(see Note 35)

	(In thousands, except
	per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$78,112	$260,902
Marketable securities available for sale	3,100	—
Restricted funds held for emergence costs	32,805	—
Restricted funds held in trust	116,092	102,199
Receivables (less allowances of $433 and $27,893, respectively)	131,301	166,753
Unbilled service receivables	58,206	63,340
Deferred income taxes	8,868	9,763
Prepaid expenses and other current assets (less allowance of $5,000 in 2003)	60,893	82,115

Total current assets	489,377	685,072
Property, plant and equipment — net	859,973	1,453,354
Restricted funds held in trust	123,826	125,207
Other non-current receivables (less allowance of $170 and $5,026, respectively)	13,798	10,096
Unbilled service receivables	98,248	115,267
Service and energy contracts and other intangible assets	188,637	7,073
Investments in and advances to investees and joint ventures	65,647	133,439
Other assets	31,016	84,072

Total Assets	$1,870,522	$2,613,580

Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Current Liabilities:
Current portion of recourse debt	$112	$21
Current portion of project debt	109,701	108,687
Accounts payable	16,199	23,584
Accrued expenses	121,013	208,342
Accrued emergence costs	32,805	—
Deferred revenue	13,965	37,431

Total current liabilities	293,795	378,065
Recourse debt	312,784	57
Project debt	835,036	935,278
Deferred income taxes	166,186	195,059
Deferred revenue	—	129,304
Other liabilities	97,848	78,358
Liabilities subject to compromise	—	956,095

Total Liabilities	1,705,649	2,672,216

Minority interests	85,420	69,398

Shareholders’ Equity (Deficit):
Successor common stock, par value $0.01 per share; authorized and issued two hundred shares as of December 31, 2004	—	—
Predecessor serial cumulative convertible preferred stock, par value $1.00 per share, authorized, 4,000 shares; shares outstanding: 33 shares net of treasury shares of 30	—	33
Predecessor common stock, par value $0.50 per share; authorized, 80,000 shares; outstanding: 49,825 shares net of treasury shares of 4,125	—	24,912
Capital surplus	47,525	188,156
Notes receivable from key employees for common stock issuance	—	(451)
Retained earnings (deficit)	31,139	(340,661)
Accumulated other comprehensive income (loss)	789	(23)

Total Shareholders’ Equity (Deficit)	79,453	(128,034)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,870,522	$2,613,580

The accompanying notes are an integral part of the consolidated financial statements.

Covanta Energy Corporation and Subsidiaries
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Successor		Predecessor

	For the Period
	March 11,				December 31,
	Through		For the Period
	December 31,		January 1, Through
	2004		March 10, 2004		2003		2002

	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts

	(In thousands, except per share amounts)
SERIAL CUMULATIVE CONVERTIBLE PREFERRED STOCK:
Balance at beginning of period	$—		63	$63	63	$63	63	$64
Shares converted into common stock	—		—	—	—	—		(1)
Fresh start adjustments	—		(63)	(63)	—	—	—	—

Total	—		—	—	63	63	63	63
Treasury shares	—		(30)	(30)	(30)	(30)	(30)	(30)
Cancellation of treasury shares	—		30	30	—	—	—	—

Balance at end of period	—		—	—	33	33	33	33

COMMON STOCK:
Balance at beginning of period	—		53,950	26,975	53,950	26,975	53,947	26,974
Conversion of preferred shares	—		—	—	—	—	3	1
Fresh start adjustment	—		(53,950)	(26,975)	—	—	—	—

Total	—		—	—	53,950	26,975	53,950	26,975

Treasury shares at beginning of period	—		4,125	2,063	4,125	2,063	4,112	2,056
Issuance of restricted stock	—		—	—	—	—	13	7
Fresh start adjustment	—		(4,125)	(2,063)	—	—	—	—

Treasury shares at end of period	—		—	—	4,125	2,063	4,125	2,063

Balance at end of period	—		—	—	49,825	24,912	49,825	24,912

CAPITAL SURPLUS:
Balance at beginning of period	47,525			188,156		188,156		188,371
Fresh start adjustment				(188,156)		—		—
Issuance of common stock				29,825
Acquisition costs paid				6,400
Stock rights issued				11,300
Cancellation of restricted stock	—			—		—		(215)

Balance at end of period	47,525			47,525		188,156		188,156

NOTES RECEIVABLE FROM KEY EMPLOYEES FOR COMMON STOCK ISSUANCE:
Balance at beginning of period	—			(451)		(870)		(870)
Settlement	—			451		419		—

Balance at end of period	—			—		(451)		(870)

UNEARNED RESTRICTED STOCK COMPENSATION:
Balance at beginning of period				—		(54)		(664)
Issuance (cancellation) of restricted common stock						—		222
Amortization of unearned restricted stock compensation	—			—		54		388

Balance at end of period	—			—		—		(54)

EQUITY (DEFICIT):
Balance at beginning of period	—			(340,661)		(384,173)		(205,262)
Net income (loss)	31,139			29,563		43,512		(178,895)
Fresh start adjustment	—			311,098		—		—

Total	31,139			—		(340,661)		(384,157)
Preferred dividends-per share of $$0.47 in 2002	—			—		—		16

Balance at end of period	31,139			—		(340,661)		(384,173)

CUMULATIVE TRANSLATION ADJUSTMENT:
Balance at beginning of period	—			(248)		(238)		(283)
Foreign currency translation adjustments	549			935		2,743		(1,485)
Fresh start adjustment	—			(687)		—		—
Less reclassification adjustments for translation adjustments:
Gain (loss) from continuing operations	—			—		(2,753)		1,233
Gain from discontinued operations	—			—		—		297

Balance at end of period	549			—		(248)		(238)

MINIMUM PENSION LIABILITY ADJUSTMENT:
Balance at beginning of period	—			—		88		—
Minimum pension liability adjustment	187			—		(88)		88

Balance at end of period	187			—		—		88

NET UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE:
Balance at beginning of period	—			225		(167)		—
Gain (loss) for period	53			167		392		(167)
Fresh start adjustment	—			(392)		—		—

Balance at end of period	53			—		225		(167)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	789			—		(23)		(317)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	$79,453			$47,525		$(128,034)		$(172,313)

The accompanying notes are an integral part of the consolidated financial statements.

Covanta Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor

	December 31,
	For the	For the
	Period	Period	2003	2002
	March 11,	January 1,	As	As
	Through	Through	Restated	Restated
	December 31,	March 10,	(See	(See
	2004	2004	Note 35)	Note 35)

	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$31,139	$29,563	$43,512	$(178,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Loss (gain) from discontinued operations	—	—	(78,814)	43,355
Gain on cancellation of pre-petition debt	—	(510,680)	—	—
Fresh start adjustments	—	399,063	—	—
Fresh start tax adjustments	—	29,601	—	—
Reorganization items	—	58,282	83,346	49,106
Payment of reorganization items	—	(49,782)	(57,034)	(26,928)
Depreciation and amortization	55,821	13,426	71,932	77,368
Deferred income taxes provided	12,335	1,927	(23,734)	4,119
Provision for doubtful accounts	733	852	10,241	20,013
Bank fees	—	—	—	23,685
Gain on sale of business	(245)	—	—	—
Write-downs and obligations related to assets held for sale	—	—	16,704	84,863
Equity in income from unconsolidated investments	(17,535)	(3,924)	(24,400)	(24,356)
Dividends from equity investees	3,106	—	—	—
Amortization of project debt premium and discount	(10,457)	—	—	—
Accretion on principal of senior secured notes	2,736	—	—	—
Cumulative effect of change in accounting principles, net of income taxes	—	—	8,538	7,842
Minority interests	6,919	2,511	8,905	9,104
Other	3,400	(243)	7,781	(22,107)
Management of operating assets and liabilities:
Decrease (increase) in assets:
Receivables	10,947	2,989	(1,715)	15,674
Restricted funds held for emergence costs	65,681	(99,986)	—	—
Unbilled service receivables	11,221	284	9,163	5,371
Other assets	(3,265)	(14,043)	4,221	2,666
Increase (decrease) in liabilities:
Accounts payable	(8,059)	3,853	23,150	33,571
Accrued expenses	10,050	(83,546)	(73,240)	853
Accrued emergence costs	(65,681)	99,986	—	—
Deferred revenue	(1,395)	229	(693)	(2,815)
Other liabilities	6,380	(371)	6,539	(55,006)

Net cash provided by (used in) operating activities of continuing operations	113,831	(120,009)	34,402	67,483

Cash Flows From Investing Activities:
Proceeds from sale of businesses	1,799	—	33,171	18,871
Proceeds from sale of property, plant, and equipment	1,232	86	406	988
Proceeds from sale of marketable securities	276	87	564	646
Investment in marketable securities available for sale	(4,421)	—	—	—
Proceeds from sale of investment	—	—	493	—
Investments in facilities	(11,877)	(4,192)	(21,174)	(18,164)
Other capital expenditures	—	—	(980)	(3,103)
Distributions from investees and joint ventures	14,705	6,401	11,511	27,863
Increase in investments in and advances to investees and joint ventures	—	(279)	—	(296)

Net cash provided by investing activities of continuing operations	1,714	2,103	23,991	26,805

Cash Flows From Financing Activities:
Borrowings for facilities	14,488	—	10,562	3,825
New borrowings	—	—	—	2,277
Decrease (increase) in restricted funds held in trust	(13,839)	(6,075)	30,321	(23,100)
Payment of project debt	(67,943)	(28,089)	(149,956)	(120,924)
Payment of recourse debt	(19,673)	—	—	—
Distributions to secured lenders and 9.25% holders	—	(80,507)	—	—
Proceeds from issuance of stock	—	29,825	—	—
Distribution to minority partners	(8,261)	(530)	—	—
Proceeds from sale of minority interests	—	175	—	—
Other	—	—	(5,265)	(4,103)

Net cash used in financing activities of continuing operations	(95,228)	(85,201)	(114,338)	(142,025)

Net cash provided by discontinued operations	—	—	217,783	63,228

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,317	(203,107)	161,838	15,491

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,795	260,902	99,064	83,573

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,112	$57,795	$260,902	$99,064

The accompanying notes are an integral part of the consolidated financial statements.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(In thousands, except per share amounts)

1.	Basis of Presentation
      The accompanying consolidated financial statements include the accounts of Covanta Energy Corporation and its subsidiaries. The consolidated financial statements presented reflect the reorganization under which Covanta became a wholly-owned subsidiary of Danielson as of March 10, 2004. See Note 2 to the Consolidated Financial Statements for a description of the reorganization.
      Accordingly, the consolidated financial statements for the period beginning on the day after the Effective Date through December 31, 2004 reflect both fresh start accounting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and business combination accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). References in the financial statements to the “Predecessor” refer to the Company prior to and including March 10, 2004. References to the “Successor” refer to the Company after March 10, 2004.
      The consolidated financial statements of the Predecessor were prepared in accordance with SOP 90-7. Accordingly, all pre-petition liabilities believed to be subject to compromise were segregated in the Consolidated Balance Sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise were separately classified as current and non-current, as appropriate. Revenues, expenses (including professional fees relating to the bankruptcy proceeding), realized gains and losses, and provisions for losses resulting from the reorganization were reported separately as reorganization items. Also, interest expense was accrued during the Chapter 11 Cases only to the extent that it was to be paid. As authorized by the Bankruptcy Court, debt service continued to be paid on the Company’s project debt throughout the Chapter 11 Cases. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows.
      The Predecessor consolidated financial statements for the years ended December 31, 2003 and 2002 have been prepared on a “going concern” basis in accordance with accounting principles generally accepted in the United States of America. The “going concern” basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge it liabilities in the normal course of business. The Company’s ability to continue as a “going concern” was subject to substantial doubt in 2003 and 2002 and was dependent upon, among other things, (i) the Company’s ability to utilize the NOLs of Danielson, and (ii) the Company’s ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. If the “going concern” basis were not used for the consolidated financial statements in the years ended December 31, 2003 and 2002, significant adjustments would have been necessary to the carrying values of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used. See Note 2, for a description about the Company’s reorganization.
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
      The Company’s subsidiaries owning and operating the Company’s Warren County, New Jersey and Lake County, Florida waste-to-energy facilities and which were engaged in the Tampa Bay, Florida desalination project remained debtors-in-possession (the “Remaining Debtors”) after the Effective Date, and were not the subject of the Reorganization Plan. As a result, the Company recorded its investment in the Remaining Debtors using the equity method as of March 10, 2004. Subsequent to the Effective Date, the Tampa Bay, Florida subsidiaries and the Lake County, Florida subsidiaries reached agreements with their counterparties

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
and emerged from bankruptcy on August 6, 2004 and December 14, 2004, respectively. The Company has included these entities as consolidated subsidiaries in its financial statements since their respective emergence dates. See Note 2 to the Consolidated Financial Statements for additional information regarding these settlements.
      Three of the Company’s subsidiaries, which relate to the Warren Facility, have not reorganized or filed a liquidation plan under Chapter 11 of the United States Bankruptcy Code. While Covanta exercises significant influence over the operating and financial policies of these subsidiaries, these subsidiaries will continue to operate as debtors in possession in the Chapter 11 case until they reorganize or liquidate. Because any plan of reorganization or liquidation relating to these debtors would have to be approved by the Bankruptcy Court, and possibly their respective creditors, the Company does not control these debtors or the ultimate outcome of their respective Chapter 11 case. Accordingly, Covanta no longer includes these subsidiaries as consolidated subsidiaries in the consolidated financial statements. Covanta’s investment in these subsidiaries is recorded using the equity method effective as of March 10, 2004. Unless these subsidiaries emerge from bankruptcy under Covanta’s control, it is unlikely that they will contribute to Covanta’s results of operations.
      All intercompany transactions and balances have been eliminated.

2.	Reorganization and Financing Agreements

Reorganization Plan
      On March 10, 2004, Covanta consummated a plan of reorganization and except for six subsidiaries, emerged from its reorganization proceeding under the Bankruptcy Code. As a result of the consummation of the plan, Covanta is a wholly owned subsidiary of Danielson. The Chapter 11 proceedings commenced on April 1, 2002 (the “First Petition Date”), when Covanta and 123 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). After the First Petition Date, thirty-two additional subsidiaries filed their Chapter 11 petitions for relief under the Bankruptcy Code. Eight subsidiaries that had filed petitions on the First Petition Date were sold as part of the Company’s disposition of assets during the bankruptcy cases and are no longer owned by the Company. All of the bankruptcy cases (the “Chapter 11 Cases”) were jointly administered under the caption “In re Ogden New York Services, Inc., et al., Case Nos. 02-40826 (CB), et al.” During the Chapter 11 Cases, the debtors in the proceeding (collectively, the “Debtors”) operated their business as debtors-in-possession pursuant to the Bankruptcy Code. International operations and certain other subsidiaries and joint venture partnerships were not included in the bankruptcy filings.
      Over the course of the Chapter 11 Cases, the Company held discussions with the Official Committee of Unsecured Creditors (the “Creditors Committee”), representatives of certain of the Company’s prepetition bank lenders and other lenders (the “DIP Lenders” and together with the Company’s pre-petition bank lenders, the “Secured Bank Lenders”) under the DIP Financing Facility, as discussed below, and the holders of the 9.25% Debentures with respect to possible capital and debt structures for the Debtors and the formulation of a plan for its reorganization.
      On December 2, 2003, Covanta and Danielson entered into the Danielson Agreement, which provided for:

•	Danielson to purchase 100% of the Covanta New Common for $30 million as part of a plan of reorganization (the “Danielson Transaction”);

•	agreement as to new revolving credit and letter of credit facilities for the Company’s domestic and international operations, provided by certain of the Secured Bank Lenders and a group of additional lenders organized by Danielson; and

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

•	execution and consummation of the Tax Sharing Agreement between Danielson and Covanta, pursuant to which (a) Covanta (exclusive of its international holding company), will file a consolidated tax return with Danielson, and (b) Danielson will make all of Danielson’s NOLs generated through December 31, 2002, available to Covanta for purposes of Covanta’s calculation for its portion of the consolidated tax liability it pays to Danielson.
      The Company determined that the Danielson Transaction was in the best interests of their estates and their creditors, and was preferable to other alternatives under consideration because it provided:

•	a more favorable capital structure for the Company upon emergence from Chapter 11;

•	the injection of $30 million in equity from Danielson;

•	enhanced access to capital markets through Danielson;

•	diminished syndication risk in connection with the Company’s financing under the exit financing agreements; and

•	reduced exposure of the Secured Bank Lenders as a result of financing arranged by new lenders.
      On March 5, 2004, the Bankruptcy Court entered an order confirming the Company’s plan of reorganization premised on the Danielson Transaction and liquidation for certain of those Debtors involved in non-core businesses. On March 10, 2004 both plans were effected upon the consummation of the Danielson Transaction. The following is a summary of material provisions of the Reorganization Plan. The Remaining Debtors owning or operating the Company’s Warren County, New Jersey, Lake County, Florida, and Tampa Bay, Florida projects initially remained debtors-in-possession, and were not the subject of the Reorganization Plan. During 2004, the Company’s subsidiaries involved with Tampa Bay project and the Lake County project emerged from bankruptcy under separate reorganization plans. The Company’s subsidiaries involved with the Warren County project remain in Bankruptcy. As part of its reorganization, the Company disposed of all of its interests in its former entertainment and aviation businesses, which were either sold prior to the Effective Date or included in the liquidation plan.
      The Reorganization Plan provided for, among other things, the following distributions:
      (i) Secured Lender and 9.25% Debenture Holder Claims
      On account of their allowed secured claims, the Secured Lenders and the 9.25% Debenture holders received, in the aggregate, a distribution consisting of:

•	the cash available for distribution after payment by the Company of exit costs necessary to confirm the Reorganization Plan and establishment of required reserves pursuant to the Reorganization Plan,

•	new high-yield secured notes issued by Covanta and guaranteed by its subsidiaries (other than Covanta Power International Holdings, Inc. (“CPIH”) and its subsidiaries) which are not contractually prohibited from incurring or guaranteeing additional debt (Covanta and such subsidiaries, the “Domestic Borrowers”) with a stated maturity of seven years (the “High Yield Notes”), and

•	a term loan of CPIH with a stated maturity of 3 years.
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

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
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
      (iv) Subordinated Claims of Holders of Convertible Subordinated Debentures
      The holders of Covanta’s 6% Convertible Subordinated Debentures and its 5.75% Convertible Subordinated Debentures together, (the “Convertible Subordinated Debentures”) received no distribution or retain any property pursuant to the proposed Reorganization Plan. The Convertible Subordinated Debentures were cancelled as of March 10, 2004, the Effective Date of the Reorganization Plan.
      (v) Equity interests of Old Common and Old Preferred stockholders
      The holders of Covanta’s Old Preferred and Old Common stock outstanding immediately before consummation of the DHC Transaction received no distribution and retained no property pursuant to the Reorganization Plan. The Old Preferred stock and Old Common stock was cancelled as of March 10, 2004, the Effective Date of the Reorganization Plan.
      The Reorganization Plan provided for the complete liquidation of those of the Company’s subsidiaries that have been designated as liquidating entities. Substantially all of the assets of these liquidating entities have already been sold. Under the Reorganization Plan the creditors of the liquidating entities will not receive any distribution other than those administrative creditors with respect to claims against the liquidating entities that have been incurred in the implementation of the Reorganization Plan and priority claims required to be paid under the Bankruptcy Code.
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
      The Company has substantially completed the process of reconciling recorded pre-petition liabilities with proofs of claim filed by creditors with the Bankruptcy Court. The Company expects this process to conclude during 2005. The Company intends to contest claims to the extent they materially exceed the amounts the Company believes may be due. The Company believes the claims resolution process will not result in material liabilities in excess of those recorded in its consolidated financial statements.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Financing the Reorganization Plan
      As a result of the consummation of the Danielson Transaction, the Company emerged from bankruptcy with a new debt structure. Domestic Borrowers have two credit facilities:

•	a letter of credit facility (the “First Lien Facility”), for the issuance of letters of credit required in connection with one waste-to-energy facility, the current aggregate amount of which is approximately $120 million at December 31, 2004, and

•	a letter of credit and liquidity facility (the “Second Lien Facility”), in the aggregate amount of $118 million, of which approximately $71 million is outstanding at December 31, 2004, up to $10 million of which shall also be available for cash borrowings on a revolving basis and the balance for letters of credit.
      Both facilities expire on March 10, 2009, and are secured by the assets of the Domestic Borrowers not otherwise pledged. The lien of the Second Lien Facility is junior to that of the First Lien Facility.
      The Domestic Borrowers also issued the High Yield Notes and issued or will issue the Unsecured Notes. The High Yield Notes are secured by a third priority lien in the same collateral securing the First Lien Facility and the Second Lien Facility. The High Yield Notes were issued in the initial principal amount of $205 million, which will accrete to $230 million at maturity in 7 years. The current accreted amount of the High Yield Notes at December 31, 2004 is approximately $207.7 million.
      Unsecured Notes in a principal amount of $4 million were issued on the effective date of the Reorganization Plan. The Company issued additional Unsecured Notes in the principal amount of $20 million after emergence and recorded additional Unsecured Notes in a principal amount of $4 million in 2004 which it expects to issue in 2005. The final principal amount of all Unsecured Notes will be equal to the amount of allowed unsecured claims against the Company’s operating subsidiaries which were Reorganizing Debtors, and such amount will be determined at such time as the allowance of all such claims are resolved through settlement or further proceedings in the Bankruptcy Court. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004.
      Also, CPIH and each of its domestic subsidiaries, which hold all of the assets and operations of the Company’s international businesses (the “CPIH Borrowers”) entered into two secured credit facilities:

•	a revolving credit facility, secured by a first priority lien on substantially all of the CPIH Borrowers’ assets not otherwise pledged, consisting of commitments for cash borrowings in the initial amount of up to $10 million (reduced to $9.1 million as of December, 2004), which remains undrawn as of December 31, 2004, for purposes of supporting the international businesses and

•	a term loan facility of up to $95 million of which approximately $77 million is outstanding at December 31, 2004, secured by a second priority lien on the same collateral.
      Both facilities will mature in March 2007. The debt of the CPIH Borrowers is non-recourse to Covanta and its other domestic subsidiaries.

Project Developments Post Emergence
      The Debtors and contract parties have reached agreement with respect to material restructuring of their mutual obligations in connection with the waste-to-energy projects and the water project described below. The Debtors were also involved in material disputes and/or litigation with respect to the waste-to-energy project in Warren County, New Jersey. See Note 31 to the Consolidated Financial Statements for possible ramifications if agreement is not reached in this restructuring.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

1. The Town of Babylon, New York (“Babylon”) filed a proof of claim against Covanta Babylon, Inc. (“Covanta Babylon”) for approximately $13.4 million in pre-petition damages and $5.5 million in post-petition damages, alleging that Covanta Babylon has accepted less waste than required under the Service Agreement between Babylon and Covanta Babylon, and that Covanta’s Chapter 11 proceeding imposed on Babylon additional costs for which Covanta Babylon should be responsible. The Company filed an objection to Babylon’s claim, asserting that it is in full compliance with the express requirements of the Service Agreement and was entitled to adjust the amount of waste it is required to accept to reflect the energy content of the waste delivered. Covanta Babylon also asserted that the costs arising from its Chapter 11 proceeding are not recoverable by Babylon. After lengthy discussions, Babylon and Covanta Babylon reached a settlement in principle pursuant to which, in part, (i) the parties agree to amend the Service Agreement to adjust Covanta Babylon’s operational procedures for accepting waste, reduce Covanta Babylon’s waste processing obligations, increase Babylon’s additional waste service fee to Covanta Babylon, and reduce Babylon’s annual operating and maintenance fee to Covanta Babylon; (ii) Covanta Babylon agreed to pay a specified amount to Babylon in consideration for a release of any and all claims (other than its rights under the settlement documents) that Babylon held against the Company and in satisfaction of Babylon’s administrative expense claims against Covanta Babylon; and (iii) allocates additional costs relating to the project’s swap financing as a result of Covanta Babylon’s Chapter 11 proceedings until such costs are eliminated. The restructuring became effective on March 12, 2004. A settlement charge of $2.7 million was recorded in reorganization items for 2003.

2. During 2003 Covanta Tampa Construction, Inc. (“CTC”) completed construction of a 25 million gallon per day desalination-to-drinking water facility under a contract with Tampa Bay Water (“TBW”) near Tampa, Florida. Covanta Energy Group, Inc., guaranteed CTC’s performance under its construction contract with TBW. A separate subsidiary, Covanta Tampa Bay, Inc. (“CTB”) entered into a contract with TBW to operate the Tampa Water Facility after construction and testing was to be completed by CTC.

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

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

service agreement, and (iii) seeking a declaration that the service agreement is valid, enforceable and constitutional, and remains in full force and effect.

Contemporaneously with the filing of the assumption motion, Covanta Lake filed an adversary complaint asserting that Lake County is in arrears to Covanta Lake in the amount of more than $8.5 million. Shortly before trial commenced in these matters, the Company and Lake County reached a tentative settlement calling for a new agreement specifying the parties’ obligations and restructuring of the project. That settlement and the proposed restructuring involved, among other things, termination of the existing service agreement and the execution of a new waste disposal agreement providing for a put-or-pay obligation on Lake County’s part to deliver 163,000 tons per year of acceptable waste to the Lake Facility and a different fee structure; a replacement guarantee from Covanta in a reduced amount; the payment by Lake County of all amounts due as “pass through” costs with respect to Covanta Lake’s payment of property taxes; the payment by Lake County of a specified amount in each of 2004, 2005 and 2006 in reimbursement of certain capital costs; the settlement of all pending litigation; and a refinancing of the existing bonds.

The Lake settlement was contingent upon, among other things, receipt of all necessary approvals, as well as a favorable outcome to the Company’s pending objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing service agreement that would be terminated under the proposed settlement. In November, 2003, the Bankruptcy Court conducted a trial on Mr. Gregg’s proofs of claim. At issue in the trial was whether Mr. Gregg was entitled to damages as a result of Covanta Lake’s proposed termination of the existing service agreement and entry into a waste disposal agreement with Lake County. On August 19, 2004, the Bankruptcy Court ruled on the Company’s claims objections, finding in favor of Covanta Lake. Based on the foregoing, the Company determined to propose a plan of reorganization for Covanta Lake, and on September 10, 2004 filed a plan of reorganization based on the Lake settlement (the “Lake Plan”).

Subsequent to filing of the Lake Plan, the Company entered into a settlement agreement with Mr. Gregg, pursuant to which the parties exchanged mutual releases. The settlement was approved by the Bankruptcy Court.

The Lake Plan of reorganization provides for, among other things, a settlement of all litigation between Covanta Lake and Lake County and the refunding and payment of all amounts due with respect to secured project debt associated with the Lake project through new financing procured by the County, and includes the following treatment of creditor claims:

(i) the forgiveness of all amounts advanced by Covanta to Covanta Lake as super-priority debtor-in-possession loans and post-petition intercompany indebtedness; and

(ii) cash distributions to unsecured creditors of Covanta Lake reflecting each such unsecured creditor’s pro rata share of $0.3 million, which amount was be adequate to fund cash distributions to unsecured creditors in the full amount of their respective allowed.
      The Lake Plan was confirmed by the Bankruptcy Court on December 3, 2004. On December 14, 2004, Covanta Lake and the County entered into the new agreements, releases, and financing arrangements contemplated by the Lake Plan, and Covanta Lake emerged from bankruptcy on that date.

Reorganization Disclosures
      On October 23, 2003, the Bankruptcy Court authorized Covanta to enter into an agreement (the “Mackin Agreement”) between the Company and Scott G. Mackin, the then President/Chief Executive Officer of Covanta. Pursuant to the Mackin Agreement, Mr. Mackin resigned as President/CEO of Covanta on November 6, 2003. In order to retain the critical knowledge and insight of the waste-to-energy business

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
which Mr. Mackin possesses and to further strengthen Covanta, the Mackin Agreement provides that Covanta shall engage Mr. Mackin as a consultant to the Company immediately upon his resignation date for a term ending on the second anniversary of his resignation. Also, Mr. Mackin remained a member of the Board of Directors of Covanta until the effective date of the Reorganization Plan. Additionally, pursuant to the Mackin Agreement, Mr. Mackin has agreed to a three-year non-compete with the Company’s waste-to-energy business and has agreed not to work directly or indirectly for Client Communities of the Company’s waste-to-energy business for three years following his resignation date. Pursuant to the terms of the Mackin Agreement, Mr. Mackin was paid in 2003 the amounts due in respect of the Bankruptcy Court-approved retention and severance plans and $1.0 million in consulting fees. In 2004 he was paid the balance due under the retention plan, approximately $2.1 million due under the Bankruptcy Court-approved long-term incentive plan and his bonus for year 2003. Mr. Mackin will be paid an additional $0.6 million in consulting fees and vested retirement benefits in accordance with the Mackin Agreement over the two year period following his resignation. An expense of $3.6 million was recorded in 2003 for Mr. Mackin’s severance costs.
      In connection with the Chapter 11 Cases, in September 2003, Covanta and certain of its debtor and non-debtor subsidiaries (collectively, the “Sellers”) executed an ownership interest purchase agreement (as amended, the “Original Agreement”) with certain affiliates of ArcLight Energy Partners Fund I, L.P. and Caithness Energy, L.L.C. (collectively, the “Original Geothermal Buyers”) providing for the sale of the Sellers’ interests in the Geothermal Business, subject to higher or better offers. The Original Agreement entitled the Original Geothermal Buyers to a break-up fee of $5.4 million (the “Break-Up Fee”) in the event that a higher or better offer was chosen in an auction held in the Bankruptcy Court. The purchase price under the Original Agreement was $170 million, subject to adjustment.
      On September 8, 2003, certain of the Debtors (the “Heber Debtors”) filed a reorganization plan and relating disclosure statement in connection with the proposed sale (as amended, the “Heber Plan”). On September 29, 2003, the Court entered an order approving the competitive bidding and auction procedures, including the Break-Up Fee (the “Break-Up Fee”), for the purpose of obtaining the highest or best offer for the Geothermal Business (the “Bidding Procedures Order”). On November 19, 2003, the Bankruptcy Court held an auction to consider bids for the Geothermal Business pursuant to the Bidding Procedures Order. Following the auction, Covanta, with the consent of its creditor representatives, determined that the bid submitted by certain affiliates of Ormat Nevada, Inc. (“Ormat”), which offered a purchase price of $214 million, subject to adjustment, represented the highest or best offer for the Geothermal Business. On November 21, 2003, the Court entered an order confirming the Heber Plan and approving the sale of the Geothermal Business to Ormat pursuant to a purchase agreement that was executed on November 21, 2003. On December 18, 2003 Covanta sold the Geothermal Business to Ormat for cash consideration of $214 million, subject to a working capital adjustment. The Company paid the Original Geothermal Buyers the Break-Up Fee.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred during the periods ended March 10, 2004 and December 31, 2003 and 2002:

	For the	For the	For the
	Period Ended	Year Ended	Year Ended
	March 10,	December 31,	December 31,
	2004	2003	2002

Legal and professional fees	$27,562	$48,246	$31,561
Severance, retention and office closure costs	7,097	2,536	7,380
Bank fees related to DIP Credit Facility	1,163	1,833	7,487
Bankruptcy exit costs	22,460	—	—
Other reorganization items	—	30,731	2,678

Total	$58,282	$83,346	$49,106

      Legal and professional fees consist primarily of fees paid to professionals for work associated with the bankruptcy of the Company.
      Severance, retention and office closure costs include costs related to the restructurings and other severance charges. It also includes a charge of $0.3 million for the announced closing of the Company’s Fairfax office facility. See Note 25 to the Notes to the Consolidated Financial Statements for further discussion.
      Other reorganization items in 2003 were primarily comprised of the following:

•	Hennepin restructuring charges of $15.4 million related primarily to the reduction in the fixed monthly service fee for the remainder of the operating agreement and the termination of the Company’s lease obligations at the Hennepin waste-to-energy.

•	Worker’s compensation insurance charge of $7.0 million primarily relates to the unanticipated funding of a letter of credit related to casualty insurance obligations, which were previously carried as a liability at its net present value on the Company’s financial statements.

•	The Babylon settlement charge of $2.7 million relates to the restructuring discussed above in “Project Developments Post Emergence.”
      Lease rejection expenses of $0.6 million in other in 2002, primarily relates to the lease of office space in New York City that was rejected pursuant to an order entered by the Bankruptcy Court on July 26, 2002. The lease rejection claim was treated as a general unsecured claim in the Company’s bankruptcy proceedings.
      The write-off of deferred financing costs of $2.1 million included in other in 2002 relate almost entirely to unamortized costs incurred in connection with the issuance of the Company’s (i) adjustable rate revenue bonds and (ii) subordinated convertible debentures. The adjustable rate revenue bonds were secured by letters of credit. Beginning in April 2002, as a result of the Company’s failure to renew these letters of credit, the trustees for those bonds declared the principal and accrued interest on such bonds due and payable immediately. Accordingly, letters of credit supporting these bonds have been drawn in the amount of $125.1 million. The bonds were redeemed and the proceeds of the letters of credit were used to repay the bonds. Covanta’s Convertible Subordinated Debentures were cancelled under the Reorganization Plan and their holders received no distribution.
      Also in accordance with SOP 90-7, interest expense of $1.0 and $3.6 million for the year ended December 31, 2003 and 2002, respectively, has not been recognized on the Company’s Convertible Subordinated Debentures that matured in 2002 and approximately $10.2 million of other unsecured debt due

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
to the seller of certain independent power projects because the Company currently believes this interest will not ultimately be paid.
      Pursuant to SOP 90-7, the Company has segregated and classified certain pre-petition obligations as Liabilities subject to compromise. Liabilities subject to compromise have been recorded at the likely allowed claim amount. The following table sets forth the estimated liabilities of the Company subject to compromise as of December 31, 2003:

December 31, 2003

Debt (See Note 16)	$110,485
Debt under credit arrangement (See Note 15)	125,091
Accounts payable	66,117
Other liabilities	232,691
Obligations related to the Centre and the Team (See Note 5)	182,517
Obligations related to Arrowhead Pond (See Note 4)	90,544
Convertible Subordinated Debentures (See Note 20)	148,650

Total	$956,095

      As also required by SOP 90-7, below are the condensed combined financial statements of the Debtors since the date of the bankruptcy filing (“the Debtors’ Statements”) up to March 10, 2004. The Debtors’ Statements have been prepared on the same basis as the Company’s financial statements.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
DEBTORS’ CONDENSED COMBINED STATEMENTS OF OPERATIONS

	For the Period		For the Period
	January 1,	For the Year	April 1, 2002
	Through	Ended	Through
	March 10,	December 31,	December 31,
	2004	2003	2002

Total revenues	$86,447	$475,744	$351,370
Operating costs and expenses	77,439	406,137	284,471
Cost allocation (to) from non-Debtor subsidiaries	(15,149)	(23,724)	7,382
Write down of assets held for use	—	—	153
Obligations related to assets held for use	—	—	(6,000)

Operating income (loss)	24,157	93,331	53,670
Reorganization items	(58,263)	(83,346)	(49,106)
Gain on cancellation of pre-petition debt	510,680	—	—
Fresh start adjustments	(393,476)	—	—
Interest expense, net	(5,176)	(33,272)	(23,495)

Income/(loss) before income taxes (excluding taxes applicable to non-Debtor subsidiaries), minority interests, equity in earning of non-Debtor subsidiaries, discontinued operations and cumulative effect of changes in accounting principles	77,922	(23,287)	(18,931)
Income tax expense	(36,207)	(1,098)	(1,676)
Minority interests	(1,147)	(3,378)	(2,768)
Equity in earnings of non-Debtor Subsidiaries (net of tax benefit of ($5,967), $17,821 and $11,142, in 2004, 2003 and 2002, respectively)	(11,005)	(5,476)	(63,416)

Income/(loss) before discontinued operations and cumulative effect of changes in accounting principles	29,563	(33,239)	(86,791)
Discontinued operations (net of income tax (expense) benefit of zero, ($16,147) and $5,833)	—	78,814	(33,310)
Cumulative effect of change in accounting principles (net of tax benefit of $1,364)	—	(2,063)	—

Net income (loss)	$29,563	$43,512	$(120,101)

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
DEBTORS’ CONDENSED COMBINED BALANCE SHEETS

December 31, 2003

Assets:
Current assets	$533,638
Property, plant and equipment-net	1,014,476
Investments in and advances to investees and joint ventures	6,533
Other assets	288,453
Investments in and advances to non-debtor subsidiaries, net	201,924

Total assets	$2,045,024

Liabilities:
Current liabilities	$216,962
Long-term debt	—
Project debt	752,228
Deferred income taxes	146,179
Other liabilities	70,793
Liabilities subject to compromise	956,095
Total liabilities	2,142,257
Minority interests	30,801

Shareholders’ deficit	(128,034)

Total liabilities and shareholders’ deficit	$2,045,024

DEBTORS’ CONDENSED COMBINED STATEMENTS OF CASH FLOWS

		For the Period
	For the Year	April 1, 2002
	Ended	Through
	December 31,	December 31,
	2003	2002

Net cash provided by operating activities	$38,086	$59,649
Net cash used in investing activities	(7,030)	(14,728)
Net cash used in financing activities	(80,840)	(54,576)
Net cash provided by discontinued operations	217,783	24,677

Net increase in cash and cash equivalents	167,999	15,022
Cash and cash equivalents at beginning of period	80,813	65,791

Cash and cash equivalents at end of period	$248,812	$80,813

      The Debtors’ Statements present the non-Debtor subsidiaries on the equity method. Under this method, the net investments in and advances to non-Debtor subsidiaries are recorded at cost and adjusted for the Debtors’ share of the subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. The Debtors’ Statements include an allocation of $7.4 million of costs incurred by the non-Debtor subsidiaries that provide significant support to the Debtors for the period ended December 31, 2002. The Debtor’s Statements also include an allocation of $23.7 million of costs incurred by the Debtors that provide significant support to the non-Debtor subsidiaries for the year ended December 31, 2003. All the

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
assets and liabilities of the Debtors and non-Debtors are subject to revaluation upon emergence from bankruptcy.

3.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements reflect the consolidated results of operations, cash flows and financial position of Covanta and its majority-owned or controlled subsidiaries. Investments in companies that are not majority-owned or controlled but in which the Company has significant influence are accounted for under the equity method. All intercompany accounts and transactions have been eliminated.

Use of Estimates
      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives of long-lived assets, liabilities for restructuring, litigation and other claims against the Company and the fair value of the Company’s assets and liabilities, including guarantees.

Cash and Cash Equivalents
      Cash and cash equivalents include all cash balances and highly liquid investments having maturities from the date of acquisition or purchase of three months or less.

Revenue Recognition
      The Company’s revenues are generally earned under contractual arrangements, and fall into three categories: service revenues, electricity and steam revenues, and construction revenues.

Service Revenues
      (1) Fees earned under contract to operate and maintain waste-to-energy, independent power and water facilities are recognized as revenue when earned, regardless of the period they are billed;
      (2) Fees earned to service Project debt (principal and interest) where such fees are expressly included as a component on the service fee paid by the Client Community pursuant to applicable waste-to-energy Service Agreements. Regardless of the timing of amounts paid by Client Communities relating to Project debt principal, the Company records service revenue with respect to this principal component on a levelized basis over the term of the Service Agreement. Unbilled service receivables related to waste-to-energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the Project debt. Such unbilled receivables amounted to $156 million and $179 million at December 31, 2004 and 2003, respectively;
      (3) Fees earned for processing waste in excess of Service Agreement requirements are recognized as revenue beginning in the period the Company processes waste in excess of the contractually stated requirements;
      (4) Tipping fees earned under waste disposal agreements are recognized as revenue in the period waste is received;
      (5) Other miscellaneous fees such as revenue for scrap metal recovered and sold are generally recognized as revenue when scrap metal is sold.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Electricity and Steam Sales
      Revenue from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net of amounts due to Client Communities under applicable Service Agreements.

Construction Revenues
      Revenues under fixed-price construction contracts, including construction, are recognized on the basis of the estimated percentage of completion of services rendered. Construction revenues also include design, engineering and construction management fees. Some of the construction costs have not been billed or reimbursed due to the pending finalization of the executed contracts. The Company anticipates the contracts will be finalized in 2005 at which time it expects to be fully reimbursed for all costs.
      Anticipated losses are recognized when they become probable and estimable.

Property, Plant and Equipment
      As of March 10, 2004, the assets and liabilities of Covanta’s business including property, plant, and equipment were recorded at management’s estimate of their fair values. For the Predecessor periods property, plant and equipment was recorded at cost. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the useful life of the original asset more than one year. Maintenance, repairs and minor expenditures are expensed in the period incurred. For financial reporting purposes, depreciation is calculated by the straight-line method over the estimated remaining useful lives of the assets, which range up to 41 years for waste-to-energy facilities. The original useful lives generally range from three years for computer equipment to 50 years for waste-to-energy facilities. Leaseholds are depreciated over the life of the lease or the asset, whichever is shorter. Landfill costs are amortized based on the quantities deposited into each landfill compared to the total estimated capacity of such landfill.

Restricted Funds
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

Treatment of Pass Through Costs
      Pass through costs are costs for which the Company receives a direct contractually committed reimbursement from the municipal client which sponsors a waste-to-energy project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in the Company’s consolidated financial statements. Total pass through expenses for the periods March 11, 2004 through December 31, 2004, January 1, 2004 through March 10, 2004, and 2003 and 2002 were $39.9 million, $10.0 million, $59.8 million and $45.3 million, respectively.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Financing Costs
      Costs incurred in connection with obtaining financing are capitalized and amortized straight line over the terms of the related financings and in accordance with respective letter of credit reductions. Unamortized deferred financing costs are included in other assets on the Consolidated Balance Sheets.
      As of March 10, 2004, project debt issuance costs with respect to pre-emergence debt were recorded at their fair value of zero. Costs incurred in connection with the issuance of bonds are amortized using the effective interest rate method over the respective debt issues. Unamortized bond issuance costs are included in other assets on the Consolidated Balance Sheets.

Project Development and Contract Acquisition Costs
      The Company capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a plant. These costs include outside professional services, permitting expense and other third party costs directly related to the development of a specific new project. Upon the start-up of plant operations or the completion of an acquisition, these costs are generally transferred to property, plant and equipment and are amortized over the estimated useful life of the related plant or charged to construction costs in the case of a construction contract for a facility owned by a municipality. Capitalized project development costs are charged to expense when it is determined that the related project is impaired.
      Contract acquisition costs are capitalized for external costs incurred to acquire the rights to design, construct and operate waste-to-energy facilities and are amortized over the life of the contracts. Contract acquisition costs are presented net of accumulated amortization and were $46.6 million at December 31, 2003. As of March 10, 2004, contract acquisition costs were recorded at their fair value of zero.

Service and Energy Contracts and Other Intangible Assets
      As of March 10, 2004, service and energy contracts were recorded at their estimated fair market values, in accordance with SFAS No. 141, based upon discounted cash flows from the service contracts on publicly owned projects and the “above market” portion of the energy contracts on Company owned projects using currently available information. Amortization is calculated by the straight-line method over the estimated contract lives of which the remaining weighted average life of the agreements is approximately 17 years. However, many of such contracts have remaining lives that are significantly shorter. Other intangible assets are amortized by the straight-line method over periods ranging from 15 to 25 years. See Note 11 to the Notes to the Consolidated Financial Statements.

Pension and Postretirement Plans
      The Company has pension and post-retirement obligations and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions are primarily influenced by factors outside the Company’s control and can have a significant effect on the amounts reported in the financial statements.

Interest Rate Swap Agreements
      The fair value of interest rate swap agreements are recorded as assets and liabilities, with changes in fair value during the year credited or charged to debt service revenue or debt service charges, as appropriate. The Company identified all derivatives within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company’s policy is to enter into derivatives only to protect the Company against fluctuations in interest rates and foreign currency exchange rates as they relate to specific assets and liabilities. The Company’s policy is to not enter into derivative instruments for speculative purposes.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      The Company’s has one interest rate swap agreement that economically fixes the interest rate on $80.2 million of adjustable rate revenue bonds reported in the project debt category “Revenue Bonds Issued by and Prime Responsibility of Municipalities.” The carrying value of this asset and liability was $14.9 million and $16.7 million at December 31, 2004 and 2003. See Note 17 to the Notes to the Consolidated Financial Statements.
      Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the Client Communities obligation under the related Service Agreement. Therefore, all payments made or received under the swap agreement are a pass through to the Client Community. See Note 17 to the Notes to the Consolidated Financial Statements.

Income Taxes
      Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
      For the period ended March 10, 2004, the Company filed a consolidated Federal income tax return, which included all eligible United States and foreign subsidiary companies and Covanta Lake for the period January 1, through February 20, 2004. Foreign subsidiaries were taxed according to regulations existing in the countries in which they do business. Subsequent to March 10, 2004, Domestic Covanta is included in Danielson’s consolidated tax group. CPIH and its United States and foreign subsidiaries are not members of the Danielson consolidated tax group after March 10, 2004. In addition, Covanta Lake is not a member of any consolidated tax group after February 20, 2004.
      For the Predecessor periods ended December 31, 2003 and 2002, the Company filed a consolidated Federal income tax return, which included all eligible United States subsidiary companies. Foreign subsidiaries were taxed according to regulations existing in the countries in which they do business. Provision has not been made for United States income taxes on income earned by foreign subsidiaries as the income is considered to be permanently invested overseas.

Impairment of Long-Lived Assets
      Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable over their estimated useful life in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews its long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable over the estimated useful life. Determining whether an impairment has occurred typically requires various estimates and assumptions, including which cash flows are directly attributable to the potentially impaired asset, the useful life over which the cash flows will occur, their amount and the assets residual value, if any. Also, impairment losses require an estimate of fair value, which is based on the best information available. The Company principally uses discounted cash flow estimates, but also uses quoted market prices when available and independent appraisals as appropriate to determine fair value. Cash flow estimates are derived from historical experience and internal business plans with an appropriate discount rate applied.

Foreign Currency Translation
      For foreign operations, assets and liabilities are translated at year-end exchange rates and revenues and expenses are translated at the average exchange rates during the year. Gains and losses resulting from foreign

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
currency translation are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of Other comprehensive income (loss). For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, translation adjustments are included as a separate component of Other comprehensive income (loss) and Shareholders’ Equity (deficit). Currency transaction gains and losses are recorded in Other-net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Earnings per Share
      Basic earnings (loss) per share is represented by net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or stock options were exercised or converted into common stock during the period, if dilutive. See Note 28 to the Notes to the Consolidated Financial Statements.
      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No 123 (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123), to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002. At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 22. The Company accounts for those plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in 2003 and 2002 net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were granted in 2003 or 2002. Awards under the Company’s plans vest over periods ranging from three to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income (loss) for 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      The following table summarizes the pro forma impact on net income (loss) and income (loss) per common share for the years ended December 31, 2003 and 2002 including the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each:

	Year Ended December 31,

	2003	2002

Net income (loss), as reported	$43,512	$(178,895)
Deduct:
SFAS No. 123 total stock based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,975)	(4,933)

Pro forma net income (loss)	$40,537	$(183,828)

Basic income (loss), per share:
Basic — as reported	$0.87	$(3.59)

Basic — pro forma	$0.81	$(3.69)

Diluted income (loss), per share:
Diluted — as reported	$0.87	$(3.59)

Diluted — pro forma	$0.81	$(3.69)

      As noted above, no options were granted in 2003 or 2002. All options were cancelled as of March 10, 2004. Compensation expense, under the fair value method shown in the table above has been determined consistent with the provisions of SFAS No. 123 using the binomial option-pricing model with the following assumptions: dividend yield of 0% in 2001; volatility of 42.47% in 2001, risk-free interest rate of 5.8% in 2001; and weighted average expected life of 6.5 years in 2001.

Changes in Accounting Principles and New Accounting Pronouncements
      On June 30, 2002, the Company completed the required impairment evaluation of goodwill in conjunction with its adoption of SFAS No. 142. As a result of risks and other conditions in its energy business and based upon the expected present value of future cash flows, the Company determined that $7.8 million of goodwill related to its energy business was impaired and was therefore written-off. As required by SFAS No. 142, this adjustment has been accounted for as a cumulative effect of a change in accounting principle as of January 1, 2002, which had no tax impact.
      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Company adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and establishes accounting and reporting standards for long-lived assets, including assets held for sale. SFAS No. 144 requires that assets held for sale be measured at the lower of carrying amount or fair value less associated selling expenses. It also broadens this reporting to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 did not have a material effect at the date of adoption.
      The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), effective January 1, 2003. Under SFAS No. 143, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. The Company’s

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
legal liabilities include capping and post-closure costs of landfill cells and site restoration at certain waste-to-energy and power producing sites. When a new liability for asset retirement obligations is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is discounted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity settles the obligation for its recorded amount or incurs a gain or loss. The Company adopted SFAS No. 143 on January 1, 2003 and recorded a cumulative effect of change in accounting principle of $8.5 million, net of a related tax benefit of $5.5 million.
      The asset retirement obligation is included in other liabilities on the consolidated balance sheet. The following table summarizes the pro forma impact to net income (loss) and income (loss) per common share for the years ended December 31, 2003 and 2002, as if the adoption of SFAS No. 143 was implemented January 1, 2002:

	ProForma

	2003	2002

Loss from continuing operations before discontinued operations and the change in accounting principles, as reported	$(26,764)	$(127,698)
Gain (loss) from discontinued operations	78,814	(43,355)
Cumulative effect of change in accounting principles	—	(7,842)
Deduct:
SFAS No. 143 depreciation and accretion expense	—	(1,356)

Pro forma income (loss)	$52,050	$(180,251)

Basis income (loss) per share:
Loss from continuing operations before discontinued operations and the change in accounting principles, per share	$(0.54)	$(2.56)
Income (loss) from discontinued operations	1.58	(0.87)
Cumulative effect of change in accounting principles	—	(0.16)

Net income (loss) pro forma	$1.04	$(3.62)

Diluted income (loss) per share:
Loss from continuing operations before discontinued operations and the change in accounting principles, per share	$(0.54)	$(2.56)
Income (loss) from discontinued operations	1.58	(0.87)
Cumulative effect of change in accounting principles	—	(0.16)

Net income (loss) pro forma	$1.04	$(3.62)

      The change to the non-current asset retirement obligation as of December 31, 2004 and 2003 is as follows:

	2004	2003

Balance at January 1	$18,387	$19,136
Change in liability estimate	151	—
Accretion expense	1,456	1,345
Less obligation related to assets sold (See Notes 4 and 5)	(1,082)	(2,094)

Balance at December 31	$18,912	$18,387

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Reclassifications
      Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation. Such reclassifications include presenting equity in income from unconsolidated investments (net of tax) after operating income (loss).

4.	Discontinued Operations
      Revenues and income (loss) from discontinued operations for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002

Revenues	$90,812	$105,462

Gain (loss) on sale of businesses	109,776	(17,110)
Operating income (loss)	(10,813)	(34,489)
Interest expense — net	(4,002)	(5,134)

Income (loss) before income taxes and minority interests	94,961	(56,733)
Income tax (expense) benefit	(16,147)	13,165
Minority interests	—	213

Income (loss) from discontinued operations	$78,814	$(43,355)

      On December 18, 2003, following the approval of the Bankruptcy Court, the Company sold its Geothermal Business to Ormat. The total price for three of the Geothermal Businesses was $184.8 million, and the Company realized a net gain of $92.8 million on this sale after deducting costs relating to the sale. In addition, the subsidiary holding companies which owned the subsidiaries conducting the Geothermal Business and three related operations and maintenance companies no longer have operations as a result of the sale, and therefore are included in discontinued operations
      Prior to October 2003, Covanta Tulsa, Inc., a liquidating debtor, (“Covanta Tulsa”) operated the waste-to-energy Tulsa facility. The facility was leased under a long-term lease. Covanta Tulsa was unable to restructure its arrangement with the lessor on a more profitable basis. As a result, in October 2003 the Company terminated operations at the Tulsa facility. Therefore, its results of operations have been reclassified as discontinued operations. A net loss of $38.6 million was recorded on the disposal of Covanta Tulsa.
      In 2002, the Company reviewed the recoverability of its long-lived assets. As a result of the review based on future cash flows, an impairment was recorded for the Tulsa waste-to-energy project resulting from the Company’s inability, as determined at that time, to improve the operations of or restructure the project in order to meet substantial future lease payments. This impairment charge was $22.3 million and resulted in a tax benefit of $7.7 million.
      On December 16, 2003 the Company and Ogden Facility Management Corporation of Anaheim (“OFM”) closed a transaction with the City of Anaheim (the “City”) pursuant to which they have been released from their management obligations and the Company and OFM have realized and compromised their financial obligations, in connection with the Arrowhead Pond Arena in Anaheim, California (“Arrowhead Pond”). As a result of the transaction, OFM no longer has continuing operations and therefore its results of operations have been reclassified as discontinued operations. A net gain of $17.0 million was recorded on the disposal of OFM as a result of impairment charges of $98.0 million previously recorded and payments made to settle the transaction of $46.9 million offset by draw-downs on a letter of credit of $115.8 million, a charge of $10.6 million related to an interest rate swap, and the net settlement of a lease-in/lease-out transaction of $1.6 million. See below for further discussion.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      The income (loss) from discontinued operations includes impairment charges related to the Arrowhead Pond of $40.0 million in 2002. During 2003, the Company’s limited ability to fund short-term working capital needs at the Arrowhead Pond under the DIP credit facility and the need to resolve its bankruptcy case created the need to dispose of the management contract for the Arrowhead Pond at a time when building revenues were not at levels consistent with past experience. Based upon all the then currently available information, including a valuation and certain assumptions as to the future use, the Company recorded an impairment charge as of December 31, 2001 of $74.4 million related to the Company’s interest in the Arrowhead Pond.
      OFM was the manager of the Arrowhead Pond under a long-term management agreement. Covanta and the City of Anaheim were parties to a reimbursement agreement to the financial institution, which issued a letter of credit in the amount of approximately $117.2 million which provided credit support for Certificates of Participation issued to finance the Arrowhead Pond project. As part of its management agreement, the manager was responsible for providing working capital to pay operating expenses and debt service (including interest rate swap exposure of $10.4 million at December 31, 2002 and reimbursement of the lender for draws under the letter of credit including draws related to an acceleration by the lender of all amounts payable under the reimbursement agreement) if the revenues of Arrowhead Pond were insufficient to cover these costs. Covanta had guaranteed the obligations of the manager. The City of Anaheim had given the manager notice of default under the management agreement. In such notice, the City of Anaheim indicated that it did not propose to exercise its remedies at such time and was stayed from doing so as a result of the Company’s Chapter 11 filing.
      Covanta was also the reimbursement party on a $26.0 million letter of credit and a $1.5 million letter of credit relating to a lease transaction for Arrowhead Pond. The $26.0 million letter of credit, which was security for the lease investor, could be drawn upon the occurrence of an event of default. The $1.5 million letter of credit was security for certain indemnification payments under the lease transaction documents, the amount of which could not be determined at that time. The lease transaction documents required Covanta to provide additional letter of credit coverage from time to time. The additional amount required for 2002 was estimated to be approximately $6.7 million. Notices of default were delivered in 2002 under the lease transaction documents. As a result of the default, Covanta’s counterparties could have exercised remedies, including drawing on letters of credit related to lease transactions and recovering fees to which the manager was entitled for managing the Arrowhead Pond.
      The Company recorded in 2002 a pre-tax $40.0 million impairment charge which is included in Liabilities subject to compromise in the December 31, 2003 Consolidated Balance Sheet, in order to reflect its estimated total exposure with respect to the Arrowhead Pond, including exercise of remedies by the parties to the lease transaction as a result of the occurrence of an event of default. The resulting tax benefit of $14.0 million has been included in the deferred income taxes liability at December 31, 2002.
      In March 2003, the underlying swap agreement related to the Company’s interest rate swap exposure was terminated resulting in a fixed obligation of $10.6 million.
      On December 16, 2003 the Company made a payment of $45.4 million to Credit Suisse First Boston (“CSFB”) which offset the total CSFB claim of $115.8 million. At that time, as described above, the agreement to terminate the management agreement and the release of the Company and OFM from all obligations relating to the management of the Arrowhead Pond (except for the residual secured reimbursement claim of CSFB against the Company of $70.4 million) was completed. The termination of the lease-in/lease-out transaction (after a net payment of $1.6 million) and a municipal bond financing transaction was also completed.
      On March 28, 2002, two of the Company’s subsidiaries sold their interests in a power plant and an operating and maintenance contractor based in Thailand. The total sale price for both interests was

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
approximately $27.8 million, and the Company realized a net loss of approximately $17.1 million on this sale after deducting costs relating to the sale.

5.	Gain (Loss) on Sale of Businesses and Write-downs and Obligations
      The following is a list of assets sold or impaired during the years ended December 31, 2004, 2003 and 2002, the gross proceeds from those sales, the realized gain or (loss) on those sales and the write-down of or recognition of liabilities related to those assets:

			Writedown or
			Recognition of
Description of Business	Proceeds	Gain (Loss)	Obligations

2004 (Successor)
Equity investment in Linasa plant	$1,844	$245	$—
2003
Equity investment in Mammoth Pacific Plant	$30,404	$(10,983)	$—
Metropolitan	254	254	—
Aeropuertos Argentina 2000 S.A.	2,601	2,601	—
Transair	417	417	—
The Centre and The Team	—	—	(16,704)
Asia Pacific Australia	465	465	—

Total	$34,141	$(7,246)	$(16,704)

2002
Port Authority of New York and New Jersey Fueling	$5,700	$3,510	$—
Non Port Authority Fueling	1,000	1,000	—
Metropolitan	2,308	248	—
Casino Iguazu	3,439	—	—
La Rural	500	500	—
Rojana Power Plant	7,100	(6,500)	—
Empressa Valle Hermoso Project	900	600	—
Magellan Cogeneration Energy	—	—	(41,651)
Bataan Cogeneration Energy	—	—	(37,212)
Compania General De Sondeos	—	(1,708)
The Centre and The Team	—	—	(6,000)
Other	407	407	—

Total	$21,354	$(1,943)	$(84,863)

      The Company’s interests in the Corel in Ottawa, Canada (the “Centre”) and the Ottawa Senators Hockey Club Corporation (the “Team”) were materially adversely affected by events occurring at the end of 2001 and beginning of 2002. On December 21, 2001 the Company announced that its inability to access the capital markets, the continuing delays in payment of remaining California energy receivables and delays in the sale of aviation and entertainment assets had adversely impacted Covanta’s ability to meet cash flows covenants under its Revolving Credit and Participation Agreement (the “Master Credit Facility”). The Company also stated that the banks had provided a waiver for the covenants only through January of 2002, had not agreed to provide the additional short-term liquidity the Company had sought and that the Company was conducting a comprehensive review of its strategic alternatives.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      On December 27, 2001 and January 11, 2002 the Company’s credit ratings were reduced by Moody’s and Standard & Poor’s, respectively. The downgrade triggered requirements to post in excess of $100 million in performance and other letters of credit for energy projects for which the Company no longer had available in commitments under its Master Credit Facility.
      The Company required further waivers from its cash flows covenants under its Master Credit Facility for the period after January 2002. On January 31, 2002 the Company announced that it had obtained waivers through the end of March 2002, subject, however, to its meeting stringent cash balance requirements set by its banks.
      Among other things, these cash balance requirements prevented the Company from paying interest due on March 1, 2002 on its 9.25% Debentures (the “9.25% Debentures”). In addition, the restrictions prevented contributions to the working capital needs of the Team, the prime tenant of the Centre.
      These events resulted in draws during March 2002 on the letters of credit for the $19.0 million and $86.2 million guarantees discussed below with respect to the Team and the Centre, respectively. As a result of drawing on the letters of credit, the Company obtained an interest in the loans that had been secured by the letters of credit that had been drawn.
      On April 1, 2002, the Company filed for relief under Chapter 11 of the Bankruptcy Code. See Note 2 the Notes to the Consolidated Financial Statements.
      The events leading up to the bankruptcy filing and the filing itself materially adversely affected the Company’s ability to manage the timing and terms on which to dispose of its interests and related obligations with respect to the Centre and the Team as described below.
      With respect to the Centre and the Team, these events led to the termination, in early 2002, of a pending sale of limited partnership interests and related recapitalization of the Team that, if completed as contemplated, would have been expected to stabilize the finances of the Centre and the Team for a considerable period. Given the Company’s inability to fund short-term working capital needs of the Team, and given the events described above, the Company was not in a position to manage the timing and terms of disposition of the Centre and the Team in a manner most advantageous to the Company.
      Based upon all available information, including an initial offer to purchase dated June 20, 2002 and certain assumptions as to the future use, and considering the factors listed above, the Company recorded a pre-tax impairment charge as of December 31, 2001 of $140.0 million related to the Centre and the Team. As a result of the Team filing for protection under the Canadian Company’s Creditor Arrangement Act (“CCAA”) on January 9, 2003 and the status of the Company’s current negotiations to dispose of these interests, an additional $6.0 million pre-tax charge was recorded as of December 31, 2002 in the write-down of assets held for use.
      The 2002 charges, which have been included in obligations related to assets held for sale in the Consolidated Statements of Operations and Comprehensive Income (Loss), represented the Company’s estimate of the net cost to sell its interests in the Centre and Team and to be discharged of all related obligations and guarantees that are included in Liabilities subject to compromise in the December 31, 2002 Consolidated Balance Sheet. The resulting tax benefit of $22.8 million has been included in the deferred income taxes liability at December 31, 2002.
      The Company’s guarantees at December 31, 2001 were comprised of a: (1) $19.0 million guarantee of the Team’s subordinated loan payable; (2) $86.2 million guarantee of the senior term debt of the Centre; (3) $45.8 million guarantee of the senior subordinated debt of the Centre for which $6.3 million in cash collateral had been posted by the borrower; (4) $3.1 million guarantee of senior secured term debt of the team; (5) guarantee of the interest payments on $37.7 million of senior secured term debt of the Team; (6) guarantee to make working capital advances to the Centre from time to time in amounts necessary to

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
cover any shortfall between certain operating cash flows, operating expenses and debt service of the Centre; and (7) $17.5 million cost for terminated foreign exchange currency swap agreements. The swap agreements had a notional amount of $130.6 million and were entered into by the Centre related to the $86.2 million senior term and $45.8 million senior subordinated debt. These swap agreements had extended originally through December 23, 2002 but were terminated by the counter-parties in May 2002.
      The Company’s guarantees arose during 1994, when a subsidiary of Covanta entered into a 30-year facility management contract at the Centre pursuant to which it agreed to advance funds to the Team, and if necessary, to assist the Centre’s refinancing of senior secured debt incurred in connection with the construction of the Centre. In compliance with these guarantees, the Company entered into agreements pursuant to which it was required to purchase the $19.0 million and $86.2 million series of debt referred to above if such debt was not timely refinanced or upon the occurrences of certain defaults. In March 2002, the holders of the subordinated debt of the Team required the Company to purchase such debt in the total amount (together with accrued and unpaid dividends) of $19.0 million and were paid that amount under a letter of credit for which the Company was the reimbursement party. In addition, in March, as the result of defaults occurring in 2002, the holders of the senior debt relating to the Centre required the Company to purchase such debt in the total amount (together with accrued and unpaid dividends) of $86.2 million and were paid that amount under a letter of credit for which the Company was the reimbursement party. The subordinated secured debt of the Centre in the amount of $45.8 million is also subject to a put right pursuant to the terms of the underlying agreements. Such subordinated secured debt has not been put to the Company, although the holder has the right to do so. The obligation to purchase such debt is not secured by a letter of credit.
      On January 9, 2003, the Team filed for protection with the Ontario Superior Court of Justice (“Canadian Court”), and was granted protection under Canada’s CCAA. A monitor was appointed under the CCAA to supervise the selling of the Team’s franchise. On April 25, 2003, the monitor entered into an asset purchase agreement for the purchase of the Team’s franchise and certain related assets, which the Canadian Court approved on May 9, 2003. On May 27, 2003, the Canadian Court appointed an interim receiver of the owner of the Corel Centre. On June 4, 2003, the interim receiver entered into an asset purchase agreement for the purchase of the Corel Centre and certain related assets, which was approved on June 20, 2003. The transactions to purchase the team and the Corel Centre were consummated on August 26, 2003. Upon closing, Covanta received $19.7 million and obtained releases from certain guarantees provided to lenders of the Team. An additional charge of $16.8 million was recorded in 2003 in write-down and obligations related to assets held for use.
      The impairment related to the Magellan Cogeneration Energy project was due to a substantial 2002 second quarter governmental imposed reduction of national electricity tariffs, the duration of which was impossible to estimate then and at this time. The Company recorded a pre-tax impairment charge of $41.7 million related to the net book value of the assets of this project at June 30, 2002. Although this project had $32.1 million of non-recourse debt at June 30 2002, in accordance with SFAS No. 144, the Company based the impairment loss upon the measurement of the assets at their fair market value. On May 31, 2004, Magellan Cogeneration Inc. filed a petition for corporate rehabilitation under the laws of the Philippines. On June 3, 2004, the presiding court issued a stay order prohibiting the enforcement of all claims against Magellan Cogeneration Inc. including principal and interest on such project debt. On August 31, 2004, such court issued a due course order allowing the corporate rehabilitation process to proceed. The rehabilitation receiver submitted his comments to the proposed rehabilitation plan and an alternative rehabilitation plan in January 2005. The final rehabilitation plan may provide for debt forgiveness, a debt to equity swap, a reduction in interest rate and/or an extension of debt tenor.
      The impairment related to the Bataan project resulted from the fact that the plant sold a portion of its power at a discount to the regional grid tariff and the June 2004 expiration of one of the project’s off-take agreements which matters were together anticipated to result in the inability to recover the project’s carrying

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
value. Therefore, a pre-tax impairment charge of $37.2 million related to the net book value of the assets of the project was recorded. In August 2004, the project company exercised its option to pre-terminate its remaining loss-producing off-take agreement and ceased operations. The Company has determined to auction off the physical assets. Such auction is anticipated to occur upon receipt of governmental approvals.
      The Company will continue to consider alternatives to maximize the value of these projects.
      On March 28, 2002, following approval from the Master Credit Facility lenders, three of the Company’s subsidiaries sold their interests in two power plants and an operating and maintenance contractor based in Thailand. The total sale price for the power plant and maintenance contractor was approximately $27.8 million, and the Company realized a net loss of approximately $17.1 million on this sale after deducting costs relating to the sale (see Note 4 to the Notes to the Consolidated Financial Statements). The total fixed assets included in the sale were $82.5 million.
      On December 18, 2003, following approval of the Heber Plan by the Bankruptcy Court, the Company sold the Geothermal Business for gross proceeds of $184.8 million excluding its equity investments (see Note 4 to the Notes to the Consolidated Financial Statements), subject to a working capital adjustment, and the Company realized a net gain of approximately $92.8 million on this sale. The total net fixed assets included in the sale was $69.7 million.

6.	Investments In and Advances to Investees and Joint Ventures
      The Company is party to joint venture agreements through which the Company has equity investments in several operating projects. The joint venture agreements generally provide for the sharing of operational control as well as voting percentages. The Company records its share of earnings from its equity investees in equity in net income from unconsolidated investments in its Consolidated Statements of Operations and Comprehensive Income (Loss).
      The Company is a party to a joint venture formed to design, construct, own and operate a coal-fired electricity generation facility in the Quezon Province, the Philippines (“Quezon Joint Venture”). The Company owns 26.1% of, and has invested 27.5% of the total equity in, the Quezon Joint Venture. This project commenced commercial operations in 2000.
      Manila Electric Company (“Meralco”), the sole power purchaser for the Company’s Quezon Project, is engaged in discussions and legal proceedings with instrumentalities of the government of the Philippines relating to past billings to its customers, cancellations of recent tariff increases, and potential tariff increases. The outcome of these proceedings may affect Meralco’s financial condition.
      Quezon Project management continues to negotiate with Meralco with respect to proposed amendments to the power purchase agreement to modify certain commercial terms under the existing contract, and to resolve issues relating to the Quezon Project’s performance during its first year of operation. Following the first year of the operation, in 2001, based on a claim that the plant’s performance did not merit full payment, Meralco withheld a portion of each of several monthly payments to the Quezon Project that were due under the terms of the power purchase agreement. The total withheld amount was $10.8 million (U.S.). Although the Quezon Project was able to pay all of its debt service and operational costs, the withholding by Meralco constituted a default by Meralco under the power purchase agreement and a potential event of default under the project financing agreements. To address this issue, Quezon Project management agreed with project lenders to hold back cash from distributions in excess of the reserve requirements under the financing agreements in the amount of approximately $20.5 million (U.S.).
      In addition to the issues under the power purchase agreement, issues under the financing agreements arose during late 2003 and 2004 regarding compliance with the Quezon Project operational parameters and the Quezon Project’s inability to obtain required insurance coverage. In October 2004, the Company and other

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
Quezon project participants, with the consent of the Quezon Project lenders, amended certain of the Quezon Project documents to address such operational matters, resolving all related contract issues. Subsequently, the project lenders granted a waiver with respect to the insurance coverage issue because contractual coverage levels were not then commercially available on reasonable terms. At approximately the same time, Quezon Project management sought, and successfully obtained, a reduction of the hold back amount discussed above, resulting in a new excess hold back of approximately $10.5 million (U.S.) with effect from November 2004.
      Adverse developments in Meralco’s financial condition or delays in finalizing the power purchase agreement amendments and potential consequent lender actions are not expected to adversely affect Covanta’s liquidity, although it may have a material affect on CPIH’s ability to repay its debt prior to maturity. In late 2004, Meralco successfully refinanced $228 million in expiring short-term debt on a long-term 7 year basis, improving Meralco’s financial condition.
      In March of 2002, the Company sold its equity interest in the Rojana Power Plant in Thailand contemporaneously with the sale of the Saha Cogeneration Plant. The gross proceeds from this sale were $7.1 million, which resulted in a loss of $6.5 million after selling expenses which were recorded in net loss on sale of businesses.
      On December 18, 2003, following approval by the Bankruptcy Court, the Company sold its equity interests in the Geothermal Business for gross proceeds of $215.2 million of which $29.4 million is allocated to the equity investment and the Company realized a net loss of approximately $11.0 million on this sale after deducting costs relating to the sale of $1.0 million. The total equity investment included in the sale was $40.4 million.
      In August of 2004, the Company sold its equity interest in the Linasa Plant in Spain. The gross proceeds from this sale were $1.8 million which resulted in a gain on sale of business of approximately $0.2 million.
      The December 31, 2004 aggregate carrying value of the investments in and advances to investees and joint ventures of $65.6 million is less than the Company’s equity in the underlying net assets of these investees by approximately $52.3 million. The carrying value of $133.4 million at December 31, 2003 was $13.4 million less than the Company’s equity in the underlying net assets. In 2004, the difference between carrying values and the Company’s equity in the underlying net assets are primarily related to fresh start adjustments, and the differences are being amortized over the weighted average lives of the investees’ property, plant and equipment. In 2003, the difference of cost over acquired net assets are mainly related to property, plant and equipment and power purchase agreements of several investees.
      At December 31, 2004 and 2003, investments in and advances to investees and joint ventures accounted for under the equity method is as follows:

			Successor	Predecessor
	Ownership Interest at
	December 31, 2004		2004	2003

Ultrapower Chinese Station Plant (U.S.)	50%		$5,479	$8,137
South Fork Plant (U.S.)	50%		673	1,027
Koma Kulshan Plant (U.S.)	50%		4,326	4,524
Linasa Plant (Spain)	50%	(A)	—	2,714
Haripur Barge Plant (Bangladesh)	45%		7,357	22,153
Quezon Power (Philippines)	26%		47,812	92,492
Other	Various		—	2,392

Total Investments in Power Plants			$65,647	$133,439

(A) Sold in August 2004

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      The unaudited combined results of operations and financial position of the Company’s equity method affiliates are as follows:

	Successor	Predecessor

	For the Period	For the Period
	March 11,	January 1,
	Through	Through
	December 31,	March 10,
	2004	2004	2003	2002

Condensed Statements of Operations
Revenues	$219,016	53,424	$299,214	$305,835
Gross profit	102,908	26,736	149,589	169,954
Net income	60,724	16,513	93,211	82,892
Company’s share of net income	17,535	3,924	24,400	24,356
Condensed Balance Sheets
Current assets	$145,969		$183,080
Non-current assets	854,014		893,477
Total assets	999,983		1,076,557
Current liabilities	76,533		81,438
Non-current liabilities	512,759		576,769
Total liabilities	589,292		658,207

7.	Investments in Marketable Securities Available for Sale
      The cost or amortized cost, unrealized gains, unrealized losses and fair value of investments as of the year ended December 31, 2004 and 2003 categorized by type of security, were as follows:

	Cost or
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

December 31, 2004 (Successor)
Current investments:
Fixed maturities	$3,100	$—	$—	$3,100

Fixed maturities	1,321	—	—	—
Mutual and bond funds	2,325	53	—	2,378

Total non-current investments	$3,646	$53	$—	$3,699

December 31, 2003 (Predecessor) Mutual and bond funds — Non-current	$2,068	$392	$—	$2,460

      Non-current investments are classified in other long-term assets in the balance sheet. Proceeds and realized gains and losses for the years ended December 31, 2004, 2003 and 2002 were $0.3, $0.6 million and $0.1 million; zero, $0.6 million and zero. For the purpose of determining realized gains and losses, the cost of securities sold was based on specific identification.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

8.	Service Revenues and Unbilled Service Receivables
      The following table summarized the components of Service Revenues for the period March 11, 2004 through December 31, 2004, for the period January 1, through March 10, 2004 and the years ended December 31, 2003 and 2002.

	Successor	Predecessor

	For the Period	For the Period
	March 11,	January 1,
	Through	Through
	December 31,	March 10,
	2004	2004	2003	2002

Service revenue unrelated to project debt	$313,543	$72,749	$397,710	$382,942
Revenue earned explicitly to service project debt-principal	36,029	9,937	56,030	58,788
Revenue earned explicitly to service project debt-interest	25,050	7,181	45,505	52,230

Total service revenue	$374,622	$89,867	$499,245	$493,960

      Unbilled service receivables include fees earned to service project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the municipality pursuant to applicable waste-to-energy service agreements. Regardless of the timing of amounts paid by municipalities relating to project debt principal, the Company records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled service receivables related to waste-to-energy operations are recorded at their discounted amount.

9.	Restricted Funds Held in Trust
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
      Fund balances were as follows:

	Successor		Predecessor

	2004		2003

	Current	Non-Current	Current	Non-Current

Debt service funds	$46,655	$112,012	$46,585	$113,033
Revenue funds	20,530	—	26,652	—
Lease reserve funds	3,970	—	3,826	—
Construction funds	264	—	341	—
Other funds	44,673	11,814	24,795	12,174

Total	$116,092	$123,826	$102,199	$125,207

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

10.	Property, Plant and Equipment
      Property, plant and equipment consisted of the following:

	Successor	Successor	Predecessor

	Useful Lives	2004	2003

Land		$4,725	$5,270
Energy facilities	3-50 years	826,194	1,804,895
Buildings and improvements	3-50 years	51,464	188,942
Machinery and equipment	3-50 years	5,514	79,776
Landfills		7,614	16,543
Construction in progress		5,403	6,689

Total		900,914	2,102,115
Less accumulated depreciation and amortization		(40,941)	(648,761)

Property, plant, and equipment — net		$859,973	$1,453,354

      Depreciation and amortization for continuing operations related to property, plant and equipment amounted to $39.7 million for the period, March 11, through December 31, 2004, $12.7 million for the period January 1, through March 10, 2004 and, $68.0 million and $72.7 million for the years ended December 31, 2003 and 2002, respectively.
      In light of its Chapter 11 bankruptcy filing and proceedings, the Company reviewed the recoverability of its long-lived assets as of June 30, 2002. As a result of the review based upon the future cash flows, the Company recorded in write-down of assets held for use in the 2002 Consolidated Statement of Operations and Comprehensive Income (Loss), a pre-tax impairment charge totaling $78.9 million. The charge related to two international projects, the Magellan Cogeneration Energy project and the Bataan Cogeneration Energy project which are both located in the Philippines. (See Note 5 to the Notes to the Consolidated Financial Statements.)

11.	Service and Energy Contracts and Other Intangible Assets
      The following tables present the Company’s intangible assets as of December 31, 2004 and 2003:

	Successor

		Accumulated
December 31, 2004	Gross	Amortization	Net

Service and energy contracts	$204,338	$(16,054)	$188,284
Other intangible assets	442	(89)	353

Total	$204,780	$(16,143)	$188,637

	Predecessor

		Accumulated
December 31, 2003	Gross	Amortization	Net

Land rights and other intangibles	$3,062	$(862)	$2,200
Deferred development costs	5,921	(1,048)	4,873

Sub-total	$8,983	$(1,910)	$7,073

      Amortization expense related to service and energy contracts and other intangible assets amounted to $16.1 million for the period March 11, through December 31, 2004 and amortization expense was $0.7 million

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
for the period January 1, through March 10, 2004 and $2 million and $2.6 million for the years ended December 31, 2003 and 2002, respectively. As of March 10, 2004, deferred development costs were fair valued to zero.
      The estimated future amortization expense of service and energy contracts and other intangible assets as of December 31, 2004 is as follows:

For the Year Ended	Amount

2005	$18,793
2006	18,793
2007	18,695
2008	16,917
2009	16,917
Thereafter	98,522

Total	$188,637

      On June 30, 2002, the Company completed the required impairment evaluation of goodwill in conjunction with its adoption of SFAS No. 142. As a result of risks and other conditions in its energy business and based upon the expected present value of future cash flows, the Company determined that $7.8 million of goodwill related to its energy business was impaired and was therefore written-off. As required by SFAS No. 142, this adjustment has been accounted for as a cumulative effect of a change in accounting principle as of January 1, 2002, which had no tax impact.

12.	Other Assets
      Other assets consisted of the following:

	Successor	Predecessor

	2004	2003

Marketable securities available for sale	$1,321	$—
Unamortized bond issuance costs	1,736	25,559
Deferred financing costs	5,275	7,011
Non-current securities available for sale	2,325	2,460
Interest rate swap	14,920	16,728
Unamortized contract acquisition costs	—	27,073
Other	5,439	5,241

Total	$31,016	$84,072

      Amortization expense related to contract acquisition cost was $3.9 million and $4.1 million in 2003 and 2002, respectively.
      In December 2003, the Company wrote-off $27.4 million in contract acquisition costs associated with the sale of the Geothermal Business and the remaining unamortized contract acquisition costs were valued to zero as a fresh start adjustment (see Notes 2 and 34 to the Notes to the Consolidated Financial Statements) as of March 10, 2004.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

13.	Accrued Expenses
      Accrued expenses consisted of the following:

	Successor	Predecessor

	2004	2003

Operating expenses	$30,803	$40,418
Severance	—	2,305
Insurance	1,605	14,954
Debt service charges and interest	17,628	15,257
Municipalities’ share of energy revenues	36,897	29,737
Payroll	18,027	21,589
Payroll and other taxes	8,478	51,867
Lease payments	1,025	67
Pension	3,673	16,839
Other	2,877	15,309

Total	$121,013	$208,342

14.	Deferred Revenue
      Deferred revenue consisted of the following:

	Successor		Predecessor

	2004		2003

	Current	Non-Current	Current	Non-Current

Power sales agreement prepayment	$—	$—	$9,001	$129,304
Advance billings to municipalities	9,064	—	10,555	—
Other	4,901	—	17,875	—

Total	$13,965	$—	$37,431	$129,304

      In 1998, the Company received a payment for future energy deliveries required under a power sales agreement. This prepayment was being amortized straight-line over the life of the agreement, which expires in 2019. The gains from sale and leaseback transactions consummated in 1986 and 1987 were deferred and were being amortized as a reduction of rental expense over the respective lease terms. The leases which resulted in these gains were terminated in 2003. Advance billings to various customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided.

15.	Credit Arrangements
     Successor
      Upon the Company’s emergence from bankruptcy, it entered into new financing arrangements for liquidity and letters of credit for its domestic and international businesses. The Domestic Borrowers entered into the First Lien Facility and the Second Lien Facility (together, the “Domestic Facilities”), and CPIH entered into the CPIH Revolving Loan facility.
      Material Terms of the Domestic Facilities. The First Lien Facility provides commitments for the issuance of letters of credit in the initial aggregate face amount of up to $139 million with respect to Covanta’s Detroit, Michigan waste-to-energy facility. The First Lien Facility reduces semi-annually as the amount of the letter of credit requirement for this facility reduces. As of December 31, 2004, this requirement was

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
approximately $119.7 million. The First Lien Facility is, secured by a first priority lien on substantially all of the assets of the Domestic Borrowers not subject to prior liens (the “Collateral”).
      Additionally, the Domestic Borrowers entered into the Second Lien Facility, secured by a second priority lien on the Collateral. The Second Lien Facility is a letter of credit and liquidity facility which provides commitments for the issuance of additional letters of credit in support of the Company’s domestic and international businesses, and for general corporate purposes. The Second Lien facility provided commitments in an aggregate amount of $118 million, up to $10 million of which may be used for cash borrowings on a revolving basis for general corporate purposes. As of December 31, 2004, an aggregate amount of $71 million in letters of credit had been issued under the Second Lien Facility, and the Company had made no cash borrowings under the Second lien Facility. Both facilities expire in March, 2009.
      The First Lien Facility and the Second Lien Facility require cash collateral to be posted for issued letters of credit if Covanta has cash in excess of specified amounts. Covanta paid a 1% upfront fee upon entering into the First Lien Facility, and will pay with respect to each issued letter of credit (i) a fronting fee equal to the greater of $500 or 0.25% per annum of the daily amount available to be drawn under such letter of credit, (ii) a letter of credit fee equal to 2.5% per annum of the daily amount available to be drawn under such letter of credit, and (iii) an annual fee of $1,500.
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
      The Domestic Facilities provide for mandatory prepayments of all or a portion of amounts funded by the lenders under letters of credit and the revolving loan upon the sales of assets, incurrence of additional indebtedness, availability of annual cash flow, or cash on hand above certain base amounts, and change of control transactions. To the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.
      The terms of both of these facilities require Covanta to furnish the lenders with periodic financial, operating and other information. In addition, these facilities further restrict, without the consent of its lenders under these facilities, Covanta’s ability to, among others:

•	incur indebtedness, or incur liens on its property, subject to specific exceptions;

•	pay any dividends on or repurchase any of its outstanding securities, subject to specific exceptions;

•	make new investments, subject to specific exceptions;

•	deviate from specified financial ratios and covenants, including those pertaining to consolidated net worth, adjusted EBITDA, and capital expenditures;

•	sell any material amount of assets, enter into a merger transaction, liquidate or dissolve;

•	enter into any material transactions with shareholders and affiliates; amend its organization documents; and

•	engage in a new line of business.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      All unpaid principal of and accrued interest on the revolving loan, and an amount equal to 105% of the maximum amount that may at any time be drawn under outstanding letters of credit, would become immediately due and payable in the event that Covanta or certain of its affiliates (including Danielson) become subject to specified events of bankruptcy or insolvency. Such amounts shall also become immediately due and payable, upon action taken by a certain specified percentage of the lenders, in the event that any of the following occurs after the expiration of applicable cure periods:

•	a failure by Covanta to pay amounts due under the Domestic Facilities or other debt instruments;

•	breaches of representations, warranties and covenants under the Domestic Facilities;

•	a judgment or judgments are rendered against Covanta that involve an amount in excess of $5 million, to the extent not covered by insurance;

•	any event that has caused a material adverse effect on Covanta;

•	a change in control;

•	the Intercreditor Agreement or any security agreement pertaining to the Domestic Facilities ceases to be in full force and effect;

•	certain terminations of material contracts; or

•	any securities issuance or equity contribution which is reasonably expected to have a material adverse effect on the availability of net operating losses.
      Under these facilities, as described above, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit. In accordance with the annual cash flow and the excess cash on hand provisions of the First and Second Lien Facilities, Domestic Covanta deposited $3.2 million and $10.5 million on January 3, 2005 and March 1, 2005, respectively, into a restricted collateral account for this purpose. This restricted collateral will become available to the Domestic Borrowers if they are able to refinance their current corporate debt.
      Material Terms of the CPIH Revolving Loan Facility. The CPIH Revolving Credit Facility is secured by a first priority lien on the CPIH stock and substantially all of the CPIH Borrowers’ assets not otherwise subject to security interests existing as of the Effective Date, and consists of commitments for cash borrowings of up to $10 million for purposes of supporting the international businesses. This $10 million commitment however is subject to permanent reductions as CPIH asset sales occur. Permanent reductions to the original commitment are determined by applying 50% of all net asset sales proceeds as they occur subject to certain specified limits. The CPIH revolving credit facility has a maturity date of three years and to the extent drawn upon bears interest at the rate of either (i) 7% over a base rate with reference to either the Federal Funds rate, of the Federal Reserve System or Deutsche Bank’s prime rate, or (ii) 8% over a formula Eurodollar rate, the applicable rate to be determined by CPIH (increasing by 2% over the then applicable rate in specified default situations). CPIH also paid a 2% upfront fee of $0.2 million, and will pay (i) a commitment fee equal to 0.5% per annum of the average daily calculation of available credit, and (ii) an annual agency fee of $30,000. As of December 31, 2004, CPIH had not sought to make draws on this facility and the outstanding commitment amount has been reduced to $9.1 million.
      The mandatory prepayment provisions, affirmative covenants, negative covenants and events of default under the two international credit facilities are similar to those found in the Domestic Facilities.
      The CPIH Revolving Credit Facility is non-recourse to Covanta and its other domestic subsidiaries.
      Of the Company’s outstanding letters of credit at December 31, 2004, approximately $5.6 million secures indebtedness that is included in the Consolidated Balance Sheet and approximately $187.3 million principally

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
secured the Company’s obligations under energy contracts to pay damages in the event of non-performance by the Company which the Company believes to be unlikely. These letters of credit were generally available for drawing upon if the Company defaulted on the obligations secured by the letters of credit or failed to provide replacement letters of credit as the current ones expire.
      Certain Domestic Borrowers are guarantors of performance obligations of some international projects or are the reimbursement parties with respect to letters of credit issued to secure obligations relating to some international projects. Domestic Borrowers are entitled to reimbursements of operating expenses incurred by the Domestic Borrowers on behalf of the CPIH Borrowers and payments, if any, made with respect to the above mentioned guarantees and reimbursement obligations. Any such obligation to reimburse the Domestic Borrowers, should it arise, would be senior to the repayment of principal on the CPIH Term Loan described in Note 15 to the Notes to the Consolidated Financial Statements.

Predecessor
      The Company entered into the Master Credit Facility as of March 14, 2001. The Master Credit Facility was secured by substantially all of the Company’s assets and was scheduled to mature on May 31, 2002 but was not fully discharged by the Debtor In Possession Credit Agreement (as amended, the “DIP Credit Facility”) discussed below. This, as well as the non-compliance with required financial ratios and possible other items caused the Company to be in default under its Master Credit Facility. However, as previously discussed, on April 1, 2002, the Company and 123 of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code that, among other things, act as a stay of enforcement of any remedies under the Master Credit Facility against any debtor company. For 2002, bank fees of $24.0 million relate to the Company’s Master Credit Facility. These fees were recognized as Other expenses-net and were payable in March 2002 and remained unpaid until resolved in the Company’s bankruptcy proceedings. The Master Credit Facility was discharged upon the effectiveness of the Reorganization Plan (see Note 2).
      In connection with the bankruptcy petition, Covanta and most of its subsidiaries entered into the DIP Credit Facility with the DIP Lenders. On April 5, 2002, the Bankruptcy Court issued its interim order approving the DIP Credit Facility and on May 15, 2002, a final order approving the DIP Credit Facility. On August 2, 2002, the Bankruptcy Court issued an order that overruled objections by holders of minority interests in two limited partnerships who disputed the inclusion of the limited partnerships in the DIP Credit Facility. Although the holders of such interests are one of the limited partnerships have appealed the order, they have reached an agreement with the Company that in effect deferred the appeal. The DIP Credit Facility’s terms are described below.
      The DIP Credit Facility was largely for the continuation of existing letters of credit and was secured by all of the Company’s domestic assets not subject to liens of others and generally 65% of the stock of its foreign subsidiaries held by domestic subsidiaries. Obligations under the DIP Credit Facility were senior in status to other pre-petition secured claims, and the DIP Credit Facility was the operative debt agreement with the Company’s banks. The Master Credit Facility remained in effect during the Chapter 11 Cases to determine the rights of the lenders who are a party to it with respect to obligations not continued under the DIP Credit Facility. The DIP Credit Facility was discharged upon the effectiveness of the Reorganization Plan (see Note 2).
      As of March 31 2002, letters of credit had been issued under the Master Credit Facility for the Company’s benefit to secure performance under certain energy contracts (totaling $203.6 million); to secure obligations relating to the entertainment businesses (totaling $153.0 million) largely with respect to the Anaheim and Ottawa projects described in Notes 3 and 4, in connection with the Company’s insurance program (totaling $38.4 million); and for credit support of the Company’s adjustable rate revenue bonds (totaling $127.0 million). Of these letters of credit issued under the Master Credit Facility, on $240.8 million of the outstanding letters of credit, principally in connection with energy facilities and the Company’s

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
insurance program, were replaced with letters of credit issued under the DIP Credit Facility. As of December 31, 2003, the Master Credit Facility had $3.0 million in letters of credit that remained outstanding.
      Beginning in April 2002 and as a result of the Company’s Chapter 11 filing, trustees for the Company’s adjustable rate revenue bonds declared the principal and accrued interest on such bonds due and payable immediately. Accordingly, letters of credit supporting these bonds have been drawn in the amount of $125.1 million. In addition, letters of credit in the amounts of $2.1 million, relating to the entertainment businesses, were drawn in December 2002. In December 2003 $113.7 million in letters of credit were drawn and a payment of $45.4 million was made against the drawn amount from a third party. The balance of $68.9 million was already accrued on the Company’s books as a liability subject to compromise. An additional letter of credit in the amount of $27.5 million was released as part of the settlement of Arrowhead Pond (see Note 4 — Discontinued Operations for further discussion).
      The DIP Credit Facility when originally issued provided for approximately $289.1 million in financing and comprised of its two tranches. The Tranche A Facility (the “Tranche A Facility”), originally provided the Company with a credit line of approximately $48.2 million in commitments for the issuance of letters of credit and for cash borrowings under a revolving credit line. The Tranche A Facility was reduced by amendment over time as the need for additional letters of credit were reduced. At December 31, 2003, the Tranche A Facility was $7.2 million all of which was outstanding in letters of credit. The Tranche A Facility was thereafter reduced by an additional $0.2 million each month, in commitments for letters of credit as a result of the reduced need for a letter of credit in connection with the Company’s Hennepin project.
      The Tranche B Facility (the “Tranche B Facility”), originally provided the Company with a credit line of approximately $240.8 million in commitments for the continuation of existing letters of credit, which were previously issued under the Master Credit Facility as discussed above. The Tranche B Facility was reduced to approximately $183.6 million in commitments at December 31, 2003 as the need for letters of credit was reduced. The reductions in the Tranche B Facility are as follows: in December, 2002, a $3.0 million reduction when the Company sold its remaining interest in the aviation business, in October and November, 2003, a $30.0 million reduction when the Company closed its relationship with the prior workers’ compensation carrier and issued $5.6 million in new letters of credit under the Tranche A Facility for a new carrier, and a $24.3 million reduction in the letter of credit issued in support of lease payments made by the lessee at a waste-to-energy facility over the period of the DIP Credit Facility.
      Of the outstanding letters of credit at December 31, 2003, approximately $38.0 million secures indebtedness that is included in the Condensed Consolidated Balance Sheet and approximately $155.6 million principally secured the Company’s obligations under energy contracts to pay damages in the event of non-performance by the Company which the Company believes to be unlikely. These letters of credit were generally available for drawing upon if the Company defaulted on the obligations secured by the letters of credit or failed to provide replacement letters of credit as the current ones expire.
      Borrowings under the Tranche A Facility were subject to compliance with monthly and budget limits. The Company could utilize the amount available for cash borrowings under the Tranche A Facility to reimburse the issuers of letters of credit issued under the Tranche A Facility if and when such letters of credits were drawn. The Company could also utilize the Tranche A Facility to fund working capital requirements and for general corporate purposes of the Company relating to the Company’s post-petition operations and other expenditures in accordance with a monthly budget and applicable restrictions typical of a Chapter 11 debtor in possession financing.
      On April 8, 2002, under its DIP Credit Facility, the Company paid a facility fee of approximately $1.0 million, equal to 2% of the amount of the Tranche A commitments, $2.5 million of agent fees and $0.5 million of lender advisor fees. During 2002 the Company paid additional amendment fees and agent fees of $1.1 million and $0.8 million, respectively.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
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
      Outstanding loans under the Tranche A Facility and the Tranche B Facility bore interest at the Company’s option at either the prime rate plus 2.50% or the Eurodollar rate plus 3.50%.
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
      (2) Financial statements: (a) provide quarterly financial statements within 60 days of the end of each of the Company’s first three fiscal quarters, or in lieu thereof, a copy of its Quarterly Report on Form 10-Q, (b) provide annual audited financial statements within 120 days of the end of the Company’s fiscal year or in lieu thereof, a copy of its Annual Report on Form 10-K, and (c) achieve quarterly minimum cumulative consolidated operating income targets for April 1, 2003 through March 31, 2004.
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

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

16.	Recourse Debt
      Recourse debt consisted of the following at December 31, 2004 and 2003:

	Successor	Predecessor

	2004	2003

High Yield Notes	$207,735	$—
Unsecured Notes (estimated)	28,000	—
CPIH term loan facility	76,852	—
9.25% debentures due 2022	—	100,000
Other long-term debt	309	10,563

	312,896	110,563
Less amounts subject to compromise	—	(110,485)
Less current portion of recourse debt	(112)	(21)

Long-term recourse debt	$312,784	$57

      Recourse debt included the following obligations at December 31, 2004:

•	The High Yield Notes are secured by a third priority lien in the same collateral securing the First Lien Facility and the Second Lien Facility (See Note 14). The High Yield Notes were issued in the initial principal amount of $205 million, which will accrete to $230 million at maturity in seven years. Interest is payable at a rate of 8.25% per annum, semi-annually on the basis of the principal at final maturity; no principal is due prior to maturity of the High Yield Notes.

•	Unsecured Notes in a principal amount of $4 million were issued on the effective date of the Reorganization Plan. The Company issued additional Unsecured Notes in the principal amount of $20 million after emergence from Chapter 11 and recorded additional Unsecured Notes in a principle amount of $4 million in 2004 which it expects to issue in 2005. Additional Unsecured Notes also may be issued to holders of allowed claims against the Remaining Debtors if and when they emerge from bankruptcy, and if the issuance of such notes is contemplated by the terms of any plan of reorganization confirmed with respect to such Remaining Debtors. The final principal amount of all Unsecured Notes will be equal to the amount of allowed unsecured claims against the Company’s operating subsidiaries which were reorganizing Debtors, and such amount will be determined when such claims are resolved through settlement or further proceedings in the Bankruptcy Court. The principal amount of Unsecured Notes indicated in the table above represents the expected liability upon completion of the claims process, excluding any additional Unsecured Notes that may be issued if and when Remaining Debtors reorganize and emerge from bankruptcy. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004. Interest is payable semi-annually on the Unsecured Notes at a rate of 7.5% per annum; principal is paid annually in equal installments beginning in March, 2006. The Unsecured Notes mature in eight years.

•	The CPIH Borrowers entered into the CPIH Term Loan Facility in the principal amount of up to $95 million, of which $76.9 million was outstanding as of December 31, 2004. The CPIH Term Loan Facility is secured by a second priority lien on the same collateral as the CPIH Revolving Credit Facility, and bears interest at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable by adding it to the outstanding principal balance. The interest rate increases to 12.5% per annum in specified default situations. The CPIH Term Loan Facility matures in March 2007. The CPIH Term Loan Facility is non-recourse to Covanta and its other domestic subsidiaries. While the existing CPIH term loan and

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

revolver remain outstanding, CPIH’s cash balance is not available to be transferred to Domestic Covanta.
      Recourse debt included the following obligations at December 31, 2003:

•	The Company’s 9.25% Debentures represent pre-petition secured indebtedness that was discharged in bankruptcy as of March 10, 2004. Following the commencement of the Chapter 11 Cases in April 2002, the Company did not make interest payments on the 9.25% Debentures. As of December 31, 2003 the 9.25% Debentures have been included in liabilities subject to compromise. See Note 2 to the Notes to the Consolidated Financial Statements for a description of the treatment of the 9.25% Debentures under the Reorganization Plan.

•	$22.5 million resulting from the sale of limited partnership interests in and related tax benefits of the Onondaga facility, which has been accounted for as a financing for accounting purposes. This obligation had an effective interest rate of 10% and extended through 2015. This waste-to-energy project was restructured in October, 2003, as part of the restructuring this financing was converted to Minority interest on the Consolidated Balance Sheet as of December 31, 2003.

•	$28.4 million, related to a sale and leaseback arrangement relating to an energy facility in Hennepin, Minnesota. This arrangement was accounted for as a financing, had an effective interest rate of approximately 5%, and extended through 2017. As of December 31, 2002, this obligation was included in Liabilities subject to compromise. This waste-to-energy project was restructured in July, 2003, as part of the restructuring this financing was reclassified as an Other liability on the Consolidated Balance Sheet as of December 31, 2003.

•	$1.5 million note associated with the acquisition of energy assets. The note bears interest at 6.0% and matures in 2009. As of December 31, 2003, this note is included in Liabilities subject to compromise.
      The maturities on recourse debt including capital lease obligations at December 31, 2004 were as follows:

2005	$112
2006	4,024
2007	80,824
2008	3,900
2009	3,900
Thereafter	220,136

Total	312,896
Less current portion of recourse debt	(112)

Total long-term recourse debt	$312,784

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

17.	Project Debt
      Project debt consisted of the following:

	Successor	Predecessor

	December 31,	December 31,
	2004	2003

Revenue Bonds Issued by and Prime Responsibility of Municipalities:
3.9-6.75% serial revenue bonds due 2005 through 2011	$319,050	$320,960
5.0-7.0% term revenue bonds due 2005 through 2015	223,518	238,281
Adjustable-rate revenue bonds due 2006 through 2013	127,237	134,367
Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties
5.25-5.5% serial revenue bonds due 2005 through 2008	30,301	58,620
Other Revenue Bonds:
4.85-5.5% serial revenue bonds due 2005 through 2015	72,954	79,390
5.5-6.7% term revenue bonds due 2014 through 2019	69,094	68,020
International project debt	102,583	144,327

	944,737	1,043,965
Less current portion of project debt	(109,701)	(108,687)

Long-term project debt	$835,036	$935,278

      Domestic Covanta’s net unamoritized project debt premium was $37.9 million and $46.6 million at December 31, 2004 and March 10, 2004, respectively.
      Project debt associated with the financing of waste-to-energy facilities is generally arranged by municipalities through the issuance of tax-exempt and taxable revenue bonds. The category “Revenue Bonds Issued by and Prime Responsibility of Municipalities” includes bonds issued with respect to projects owned by the Company for which debt service is an explicit component of the Client Community’s obligation under the related service agreement. In the event that a municipality is unable to satisfy its payment obligations, the bondholders’ recourse with respect to the Company is limited to the waste-to-energy facilities and restricted funds pledged to secure such obligations.
      The category “Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties” includes municipal bonds issued to finance one facility for which contractual obligations of third parties to deliver waste provide sufficient revenues to pay debt service, although such debt service is not an explicit component of the third parties’ service fee obligations.
      The category “Other Revenue Bonds” includes bonds issued to finance one facility for which current contractual obligations of third parties to deliver waste to provide sufficient revenues to pay debt service related to that facility through 2011, although such debt service is not an explicit component of the third parties’ service fee obligations. The Company anticipates renewing such contracts prior to 2011.
      Payment obligations for the project debt associated with waste-to-energy facilities owned by the Company are limited recourse to the operating subsidiary and non-recourse to the Company, subject to operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective waste-to-energy facilities and related assets. At December 31, 2004, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $773 million and restricted funds held in trust of approximately $188.2 million.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      The interest rates on adjustable-rate revenue bonds are adjusted periodically based on current municipal-based interest rates. The average adjustable rate for such revenue bonds was 1.96% and 1.16% at December 31, 2004 and 2003, respectively, and the average adjustable rate for such revenue bonds was 1.24% and 1.05% during 2004 and 2003.
      Long-term project debt includes the following obligations for 2004 and 2003:

•	No amounts due at December 31, 2004 and $19.8 million at December 31, 2003, due to financial institutions for the purchase of the Magellan Cogeneration Inc. power plant in the Philippines. This debt is non-recourse to Covanta and is secured by all assets of the project, all revenues and contracts of the project and by a pledge of the Company’s ownership in the project. This debt bears interest at rates equal to the three-month LIBOR plus spreads that increase from plus 4.5% until June 2005, to plus 4.875% from June 2005 to June 2007. The rate all in was 6.94% and 5.68% at December 31, 2004 and 2003, respectively. On May 31, 2004, Magellan Cogeneration Inc. filed a petition for corporate rehabilitation under the laws of the Philippines and is no longer included as a consolidated subsidiary after such date. On June 3, 2004, the presiding court issued a stay order prohibiting the enforcement of all claims against Magellan Cogeneration Inc. including principal and interest on such project debt. On August 31, 2004, such court issued a due course order allowing the corporate rehabilitation process to proceed. The rehabilitation receiver submitted his comments to the proposed rehabilitation plan and an alternative rehabilitation plan in January 2005. The final rehabilitation plan may provide for debt forgiveness, a debt to equity swap, a reduction in interest rate and/or an extension of debt tenor.

•	$40.0 and $46.0 million due to financial institutions, of which $12.2 and $27.2 million is denominated in U.S. dollars and $27.8 and $18.8 million is denominated in Indian rupees at December 31, 2004 and 2003, respectively. This debt relates to the construction of a heavy fuel oil fired diesel engine power plant in India. The U.S. dollar debt bears interest at the three-month LIBOR, plus 4.5% (6.51% and 5.65% at December 31, 2004 and 2003, respectively). The Indian rupee debt bears interest at 7.75% at December 31, 2004 and rates ranging from 16.0% to 16.5% at December 31, 2003. The debt extends through 2011, is non-recourse to Covanta, and is secured by the project assets. The power off-taker has failed to fund the escrow account or post the letter of credit required under the energy contract which failure constitutes a technical default under the project finance documents. The project lenders have not declared an event of default due to this matter and have permitted continued distributions of project dividends.

•	$37.6 and $44.2 million at December 31, 2004 and 2003, respectively, due to a financial institution which relates to the construction of a second heavy fuel oil fired diesel engine power plant in India. It is denominated in Indian rupees and bears interest at rates ranging from 7.5% to 16.15% and 11.75% to 16.15% in 2004 and 2003 respectively. The debt extends through 2010, is non-recourse to Covanta and is secured by the project assets. The power off-taker has failed to fund the escrow account or post the letter of credit required under the energy contract which failure constitutes a technical default under the project finance documents. The project lenders have not declared an event of default due to this matter and have permitted continued distributions of project dividends.

•	$0.9 million at December 31, 2003, due to a financial institution, which relates to the construction of a second heavy fuel oil fired diesel engine power plant in India. The U.S. dollar denominated amount bears interest at an adjustable rate that is the three-month LIBOR rate plus 4.0% (5.64% at December 31, 2003). The debt extends through 2005.

•	$1.2 million at December 31, 2003, due to a financial institution, which relates to the construction of a coal fired power plant in China. The U.S. dollar denominated amount bears interest at an adjustable rate that is the three-month LIBOR rate plus 4.0% (5.49% at December 31, 2003). The debt extends through 2006.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      At December 31, 2004, the Company had one interest rate swap agreement that economically fixes the interest rate on certain adjustable-rate revenue bonds. The swap agreement was entered into in September 1995 and expires in January 2019. This swap agreement relates to adjustable rate revenue bonds in the category “Revenue Bonds Issued by and Prime Responsibility of Municipalities.” Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the Client Community’s obligation under the related service agreement. Therefore, all payments made or received under the swap agreement are a pass through to the Client Community. Under the swap agreement, the Company will pay an average fixed rate of 9.8% for 2002 through January 2005, and 5.18% thereafter through January 2019, and will receive a floating rate equal to the rate on the adjustable rate revenue bonds, unless certain triggering events occur (primarily credit events), which results in the floating rate converting to either a set percentage of LIBOR or a set percentage of the BMA Municipal Swap Index, at the option of the swap counterparty, (see Note 3 to the Notes to the Consolidated Financial Statements). In the event the Company terminates the swap prior to its maturity, the floating rate used for determination of settling the fair value of the swap would also be based on a set percentage of one of these two rates at the option of the counterparty. For the years ended December 31, 2004, 2003 and 2002, the floating rate on the swap averaged 1.24%, 1.09% and 1.41%, respectively. The notional amount of the swap at December 31, 2004 was $80.2 million and is reduced in accordance with the scheduled repayments of the applicable revenue bonds. The counterparty to the swap is a major financial institution. The Company believes the credit risk associated with nonperformance by the counterparty is not significant. The swap agreement resulted in increased debt service expense of $3.2 million, $3.7 million and $3.4 million for 2004, 2003 and 2002, respectively. The effect on Covanta’s weighted-average borrowing rate of the project debt was an increase of 0.33%, 0.32% and 0.25%, for 2004, 2003 and 2002, respectively.
      The maturities on long-term project debt at December 31, 2004 were as follows:

2005	$109,701
2006	105,156
2007	103,734
2008	103,967
2009	82,319
Thereafter	439,860

Total	944,737
Less current portion	(109,701)

Total long-term project debt	$835,036

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

18.	Net Interest on Project Debt
      Net interest on project debt for Covanta consisted of the following:

	Successor	Predecessor

	For the Period	For the Period
	March 11,	January 1,
	Through	Through
	December 31,	March 10,
	2004	2004	2003	2002

Interest incurred on taxable and tax-exempt borrowings	$33,492	$13,433	$77,046	$86,954
Interest earned on temporary investment of certain restricted funds	(906)	(26)	(276)	(589)

Net interest on project debt	$32,586	$13,407	$76,770	$86,365

      Interest earned on temporary investment of certain unrestricted funds to service principal and interest obligations is related to the Alexandria, Virginia and Haverhill, Massachusetts waste-to-energy facilities project debt.

19.	Other Liabilities
      Other liabilities consisted of the following:

	Successor	Predecessor

	2004	2003

Interest rate swap	$14,920	$16,728
Pension benefit obligation	45,430	—
Deferred revenue	—	24,670
Asset retirement obligation	18,912	18,387
Service contract liabilities	7,873	—
Other	10,713	18,573

Total	$97,848	$78,358

      Deferred revenue of $24.7 million in 2003 is a result of the Hennepin County, Minnesota restructuring. As of March 10, 2004 Hennepin deferred revenue was recorded at its fair value of zero. See Notes 2 and 34 to the Notes to the Consolidated Financial Statements.

20.	Convertible Subordinated Debentures
      Convertible subordinated debentures of the predecessor consisted of the following:

2003

6% debentures due June 1, 2002	$85,000
5.75% debentures due October 20, 2002	63,650

Total	148,650
Less: Liabilities subject to compromise	(148,650)

Total	$—

      In accordance with SOP 90-7, since April 1, 2002 interest expense was not accrued on the subordinated debentures as it was not likely to be paid. As of December 31, 2003 debentures have been included in

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
Liabilities subject to compromise. The holders of these debentures did not participate in the new capital structure or receive any value under the Reorganization Plan.

21.	Preferred Stock
      All preferred shares were cancelled as of the effective date and the holders of the preferred shares did not participate in the new capital structure of Covanta or receive any value under the Reorganization Plan.
      The outstanding Series A $1.875 Cumulative Convertible Preferred Stock was convertible at any time at the rate of 5.97626 common shares for each preferred share. Covanta could redeem the outstanding shares of preferred stock at $50 per share, plus all accrued dividends. These preferred shares were entitled to receive cumulative annual dividends at the rate of $1.875 per share, plus an amount equal to 150% of the amount, if any, by which the dividend paid or any cash distribution made on the common stock in the preceding calendar quarter exceeded $.0667 per share. With the filing of voluntary petitions for reorganization under Chapter 11 on April 1, 2002 (see Note 2 to the Notes to the Consolidated Financial Statements) dividend payments were suspended.

22.	Common Stock and Stock Options
      The plans described in this note were terminated, together with all options and rights there-under with the Reorganization Plan.
      In 1986, Covanta adopted a nonqualified stock option plan (the “1986 Plan”). Under this plan, options and/or stock appreciation rights were granted to key management employees to purchase Covanta common stock at prices not less than the fair market value at the time of grant, which became exercisable during a five-year period from the date of grant. Options were exercisable for a period of ten years after the date of grant. As adopted and as adjusted for stock splits, the 1986 Plan called for up to an aggregate of 2,700,000 shares of Covanta common stock to be available for issuance upon the exercise of options and stock appreciation rights, which were granted over a ten-year period ending March 10, 1996.
      In October 1990, Covanta adopted a nonqualified stock option plan (the “1990 Plan”). Under this plan, nonqualified options, incentive stock options, and/or stock appreciation rights and stock bonuses could be granted to key management employees and outside directors to purchase Covanta common stock at an exercise price to be determined by the Covanta Compensation Committee, which become exercisable during the five-year period from the date of grant. These options were exercisable for a period of ten years after the date of grant. Pursuant to the 1990 Plan, which was amended in 1994 to increase the number of shares available by 3,200,000 shares, an aggregate of 6,200,000 shares of Covanta common stock were available for grant over a ten-year period which ended October 11, 2000.
      In 1999, Covanta adopted a nonqualified stock option plan (the “1999 Plan”). Under this plan, nonqualified options, incentive stock options, limited stock appreciation rights (“LSAR’s”) and performance-based cash awards could be granted to employees and outside directors to purchase Covanta common stock at an exercise price not less than 100% of the fair market value of the common stock on the date of grant which become exercisable over a three-year period from the date of grant. These options were exercisable for a period of ten years after the date of grant. In addition, performance-based cash awards could also be granted to employees and outside directors. As adopted, the 1999 Plan called for up to an aggregate of 4,000,000 shares of Covanta common stock to be available for issuance upon the exercise of such options and LSAR’s, which could be granted over a ten-year period ending May 19, 2009. At December 31, 2003, 2,042,032 shares were available for grant.
      Effective January 1, 2000, the 1999 Plan was amended and restated to change the name of the plan to the “1999 Stock Incentive Plan” and to include the award of restricted stock to key employees based on the

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
attainment of pre-established performance goals. The maximum number of shares of common stock that is available for awards of restricted stock is 1,000,000.
      Under the foregoing plans, Covanta issued 3,952,900 LSAR’s between 1990 and 2001 in conjunction with the stock options granted. These LSAR’s were exercisable only during the period commencing on the first day following the occurrence of any of the following events and terminate 90 days after such date: the acquisition by any person of 20% or more of the voting power of Covanta’s outstanding securities; the approval by Covanta shareholders of an agreement to merge or to sell substantially all of its assets; or the occurrence of certain changes in the Company’s Board of Directors. The exercise of these limited rights entitled participants to receive an amount in cash with respect to each share subject thereto, equal to the excess of the market value of a share of Covanta common stock on the exercise date or the date these limited rights became exercisable, over the related option price.
      In February 2000, Covanta adopted (through an amendment to the 1999 Stock Incentive Plan) the Restricted Stock Plan for Key Employees (the “Key Employees Plan”) and the Restricted Stock Plan for Non-Employee Directors (the “Directors Plan”). The Plans, as amended, called for up to 500,000 shares and 160,000 shares, respectively, of restricted Covanta common stock to be available for issuance as awards. Awards of restricted stock were to be made from treasury shares of Covanta common stock, par value $.50 per share. The Company accounted for restricted shares at their market value on their respective dates of grant. Restricted shares awarded under the Directors Plan vested 100% at the end of three months from the date of award. Shares of restricted stock awarded under the Key Employees Plan were subject to a two-year vesting schedule, 50% one year following the date of award and 50% two years following the date of award. As of December 31, 2003, an aggregate of 169,198 shares of restricted stock had been awarded under the Key Employees Plan and an aggregate of 95,487 shares of restricted stock had been awarded under the Directors Plan. The Company did not record any compensation costs in 2004, 2003 or 2002.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      Information regarding the Company’s stock option plans is summarized as follows:

				Weighted-
	Option Price			Average
	Per Share	Outstanding	Exercisable	Exercise Price

1986 Plan:
December 31, 2001	$22.50	10,000	10,000	$22.50
December 31, 2002, balance	$22.50	10,000	10,000	$22.50

December 31, 2003, balance	$22.50	10,000	10,000	$22.50

Cancelled	$22.50	(10,000)	(10,000)	$22.50

March 10, 2004 balance	—	—	—	—
1990 Plan:
December 31, 2001, balance	$9.97-$29.38	1,809,000	1,343,000	$23.51
Became exercisable	$9.97-$29.38		200,000
Cancelled	$20.06-$26.78	(272,000)	(235,000)	$23.03

December 31, 2002, balance	$9.97-$29.38	1,537,000	1,308,000	$23.43
Became exercisable	$9.97-$29.38		152,000
Cancelled	$20.06-$26.78	(133,500)	(130,500)	$23.45

December 31, 2003, balance	$9.97-$29.38	1,403,500	1,329,500	$23.63
Cancelled on March 10, 1004	$9.97-$29.38	(1,403,500)	(1,329,500)	$23.63

March 10, 2004 balance		—	—
1999 Plan
December 31, 2001, balance	$8.66-$26.59	1,957,968	831,679	$14.68
Became exercisable	$8.66-$26.59		613,280
Cancelled	$11.28-$20.23	(181,633)	(52,399)	$14.23

December 2002, balance	$8.66-$26.59	1,776,335	1,392,560	$13.76
Became exercisable	$9.97-$17.93		205,880
Cancelled	$11.78-$17.93	(99,467)	(65,338)	$16.00

December 2003, balance	$8.66-$26.59	1,676,868	1,533,102	$14.14
Cancelled on March 10, 2004	$8.66-$25.59	(1,676,868)	(1,533,120)	$14.14

March 10, 2004, balance		—	—

Total March 10, 2004		—	—

      The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding			Options Exercisable

	Number of	Weighted-Average		Number of
Range of	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price

$8.66-$12.98	792,800	5.9 Years	$11.51	773,633	$11.55
$14.10-$20.19	1,175,568	5.5 Years	$17.25	1,030,969	$17.20
$21.50-$29.38	1,122,000	3.0 Years	$25.04	1,068,000	$24.95
$8.66-$29.38	3,090,368	4.7 Years	$18.60	2,872,602	$18.56

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      All options were cancelled on the effective date. The weighted-average exercise prices for all exercisable options at December 31, 2003 and 2002 was $18.56, and $18.46, respectively. At December 31, 2003, there were 5,865,576 shares of common stock reserved for the exercise of stock options, the issuance of restricted stock and the conversion of preferred shares and debentures.
      No shares were purchased during 2003, and 2002.
      Existing common stock and stock option holders did not participate in the new capital structure or receive any value under the Reorganization Plan (see Note 2 to the Notes to the Consolidated Financial Statements).
      The holders of any rights associated with the Old Common stock and Old Preferred stock were terminated under the Reorganization Plan. Holders of such rights did not participate in the new capital structure or receive any value under the Reorganization Plan.

23.	Foreign Exchange
      Foreign currency translation adjustments net of tax amounted to $0.5 million for the period March 11 through December 31, 2004, $0.2 million for the period January 1, through March 10, 2004 and $2.7 million and $(1.5) million in 2003 and 2002, respectively, and have been charged directly to Other Comprehensive Income (Loss). In 2003, $2.8 million was reclassified to income from continuing operations; in 2002, $1.2 million was reclassified to loss on sale of businesses and $0.3 million was reclassified to loss from discontinued operations. Foreign exchange transaction gain (loss), amounting to $0.5 million, $0.4 million, zero and $(0.4) million have been charged directly to net income (loss) for the periods March 11 through December 31, 2004, January 1 through March 10, 2004 and the years 2003 and 2002, respectively.

24.	Pensions and Other Postretirement Benefits
      Covanta has defined benefit and defined contribution retirement plans that cover substantially all of its employees. The defined benefit plans provide benefits based on years of service and either employee compensation or a fixed benefit amount. Covanta’s funding policy for those plans is to contribute annually an amount no less than the minimum funding required by ERISA. Contributions are intended to provide not only benefits attributed to service to date but also for those expected to be earned in the future. The Company expects to make contributions of $3.1 million to its defined benefit plans and $1.7 million to its postretirement benefit plans during 2005.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      As of January 1, 2002, a defined contribution plan for approximately 1,200 employees was frozen and the employees were transferred to the Company’s qualified defined benefit plan. The following table sets forth the details of Covanta’s defined benefit plans’ and other postretirement benefit plans’ funded status (using a December 31 measurement date) and related amounts recognized in Covanta’s Consolidated Balance Sheets:

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$55,109	$38,907	$22,337	$21,125
Service cost	8,147	5,986	—	—
Interest cost	3,434	2,717	804	1,389
Actuarial (loss) gain	2,093	8,120	(10,528)	1,370
Settlement	—	—	(47)	—
Benefits paid	(1,685)	(621)	(748)	(1,367)
Aviation fueling sale	—	—	—	(180)

Benefit obligation at end of year	67,098	55,109	11,818	22,337

Change in plan assets:
Plan assets at fair value at beginning of year	$26,043	$14,879	$—	$—
Actual return on plan assets	3,344	5,251	—	—
Company contributions	9,274	6,534	748	1,367
Benefits paid	(1,685)	(621)	(748)	(1,367)

Plan assets at fair value at end of year	36,976	26,043	—	—

Reconciliation of accrued benefit liability and net amount recognized:
Funded status of the plan	(30,122)	(29,066)	(11,818)	(22,337)
Unrecognized:
Prior service cost	—	(1,712)	—	—
Net (loss) gain	(4,609)	14,605	(405)	9,729

Net amount recognized	(34,731)	(16,173)	(12,223)	(12,608)

Accumulated Benefit Obligation	$46,464	$38,060	$12,223	$22,337

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(34,918)	$(16,173)	$—	$(12,608)
Accumulated other comprehensive income	187	—	—	—

Net amount recognized	$(34,731)	$(16,173)	$(12,223)	$(12,608)

Weighted-average assumptions used to determine net periodic benefit costs for years ending December 31:
Discount rate	6.25%	6.75%	6.25%	6.75%
Discount rate beginning March 10, 2004	5.75%	—	—	—
Expected return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.50%	4.50%	—	—
Weighted-average assumptions used to determine benefit obligations for years ending December 31:
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	4.00%	4.50%	—	—

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      The weighted average assumptions used to determine net periodic benefit costs for pension and other benefits for the year ended December 31, 2002 were as follows; discount rate, 7.25% and 7.25%, respectively, expected return on plan assets 8.0% and zero, respectively; and rate of compensation increase 4.5% and zero, respectively.
      Pension plan assets had a fair value of $37.0 million and $26.0 million at December 31, 2004 and 2003. The allocation of plan assets at December 31 was as follows:

	2004	2003

Equities	69%	75%
U.S. Debt Securities	25%	24%
Other	6%	1%

Total	100%	100%

      The Company’s expected return on plan assets assumption is based on historical experience and by evaluating input from the trustee managing the plan’s assets. The expected return on the plan assets is also impacted by the target allocation of assets, which is based on the company’s goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.
      The target ranges of allocation of assets are as follows:

Equities	40 - 75%
U.S. Debt Securities	25 - 60%
Other	0 - 20%
      The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are reviewed and the pension plans’ investments are rebalanced to reflect the targeted allocation when considered appropriate.
      For management purposes, an annual rate of increase of 11.0% in the per capita cost of health care benefits was assumed for 2004 for covered employees. The rate is assumed to decrease gradually to 5.5% in 2010 and remain at that level.
      For the pension plans with accumulated benefit obligations in excess of plan assets the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $67.1 million, $46.5 million, and $37.0 million, respectively as of December 31, 2004 and $55.1 million, $38.1 million and $26.0 million, respectively as of December 31, 2003.
      The Company estimates that the future benefits payable for the retirement and post-retirement plans in place are as follows at December 31, 2004:

	Pension	Other Benefits	Other Benefits
	Benefits	Post Medicare	Pre Medicare

2005	$1,207	$1,744	$1,744
2006	659	1,699	1,826
2007	793	1,766	1,899
2008	964	1,818	1,954
2009	1,102	1,830	1,967
2010 - 2014	12,953	9,202	9,892

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      Contributions and costs for defined contribution plans are determined by benefit formulas based on percentage of compensation as well as discretionary contributions and totaled $3.5 million, $3.2 million and $3.3 million, in 2004, 2003, and 2002, respectively. Plan assets at December 31, 2004, 2003 and 2002, primarily consisted of common stocks, United States government securities, and guaranteed insurance contracts.
      With respect to its union employees, the Company is required under contracts with various unions to pay retirement, health and welfare benefits, generally based on hours worked. These multi-employer defined contribution plans are not controlled or administered by the Company and primarily related to businesses sold by the Company in 2002. The amount charged to expense for such plans during 2004, 2003 and 2002 was zero, zero, and $1.7 million, respectively.
      Pension costs for Covanta’s defined benefit plans and other post-retirement benefit plans included the following components:

	Pension Benefits				Other Benefits

	Successor	Predecessor			Successor	Predecessor

	For the Period	For the Period			For the Period	For the Period
	March 11	January 1			March 11	January 1
	Through	Through			Through	Through
	December 31,	March 10,			December 31,	March 10,
	2004	2004	2003	2002	2004	2004	2003		2002

Components of Net Periodic
Benefit Cost:
Service Cost	$6,716	$1,431	$5,986	$4,187	$—	$—	$—		$53
Interest Cost	2,783	651	2,717	2,111	546	258	1,389		1,409
Expected return on plan assets	(1,905)	(450)	(1,360)	(1,421)	—	—	—		—
Settlement	—	—	—	—	—	(53)	—		—
Amortization of unrecognized:
Prior service cost	—	—	(185)	(185)		—	—		—
Net (gain) loss	—	127	1,644	195		128	591	*	527	*

Net periodic benefit cost	$7,594	$1,759	$8,802	$4,887	$546	$333	$1,980		$1,989

*	Excludes gains of $196 and $842 in 2003 and 2002 respectively, related to the sale of non-core businesses.
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in the assumed health care trend rate would have the following effects (expressed in thousands of dollars):

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total service and interest cost components	$59	$(52)
Effect on postretirement benefit obligation	$922	$(804)
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into Law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1 (as amended by FASB Staff Position 106-2), effective in 2004 the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost in the Company’s Consolidated Financial Statements and this note reflects the effects of the Act on the plans.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
25.     Special Charges
      As a result of the decisions discussed below, the Company has incurred various expenses, described as special charges, which have been recognized in its continuing and discontinued operations
      In September 1999, the Company’s Board of Directors approved a plan to dispose of its aviation and entertainment businesses and close its New York headquarters, and in December 1999 approved a plan to exit other non-energy businesses so that the Company could focus its resources on its core energy business. Of the New York employees, 24, 139, 29, 14, and 6 employees were terminated in 1999, 2000, 2001, 2002 and 2003, respectively. As of December 31, 2003, 5 such employees remained and the Company terminated them at various dates throughout 2004. As of December 31, 2004 one employee remained at the Company.
      In December 2000, the Company approved a plan to reorganize its development office in Hong Kong and its New Jersey headquarters. As a result, the Company implemented a reduction in its workforce of approximately 80 employees, both domestically and internationally, in connection with the refocusing of the Company’s energy development activities and streamlining its organizational structure. This plan included closure of the Company’s Hong Kong office and consolidation of its waste-to-energy regional organizational structure. The plan was completed as of December 31, 2001. However certain remaining termination claims will be resolved through the Company’s bankruptcy proceeding.
      In December 2003, the Company announced a reduction in force of approximately 13 domestic energy non-plant employees and closure of the Fairfax Virginia office, which was completed in the second quarter of 2004. The reduction in force was primarily a result of the sale of the geothermal business in December 2003. These employees are entitled to aggregate severance and employee benefit payments of $0.7 million in accordance with the severance and retention plan approved by the Bankruptcy Court on September 20, 2002. In the fourth quarter of 2003, $0.3 million of the $0.7 million in one-time termination benefits was recorded as reorganization items in the Consolidated Statement of Operations and Comprehensive Income (Loss), in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. No costs were paid or otherwise settled during 2003.
      On September 23, 2002, the Company announced a reduction in force of approximately 60 energy non-plant employees and closure of various satellite offices. In accordance with the severance and retention plan approved by the Bankruptcy Court on September 20, 2002, these employees and the remaining New York City employees may be entitled to aggregate severance payments of approximately $5.0 million. In the third quarter of 2002 and in accordance with EITF 94-3, this amount was recognized as reorganization items in the 2002 Consolidated Statement of Operations and Comprehensive Income (Loss) and the prior severance accrual was reduced by $13.4 million as a credit to operating expense. In addition, the Company accrued office closure and outplacement costs of $0.7 million that were recognized as Reorganization items.
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

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      The following is a summary of the principal special charges (both cash and non-cash charges) recognized in the years ended December 31, 2004, 2003 and 2002:

	Balance at	Charged		Transferred to	Balance at
	March 11,	(Credited to)	Amounts	Liabilities Subject	December 31,
	2004	Operations	Paid	to Compromise	2004

Successor
March 11, 2004 — December 31, 2004
Severance for approximately 216 New York City employees	$988	$—	$(529)	$—	$459
Severance for approximately 60 employees terminated post petition	34	(10)	(24)	—	—
Key employee retention plan	985	—	(985)	—	—

Total	$2,007	$(10)	$(1,538)	$—	$459

	Balance at	Charged			Transferred to	Balance at
	January 1,	(Credited to)		Amounts	Liabilities Subject	March 10,
	2004	Operations		Paid	to Compromise	2004

Predecessor
January 1, 2004 — March 10, 2004
Severance for approximately 216 New York City employees	$1,470	$(312	)(A)	$(170)	$—	$988
Severance for approximately 60 employees terminated post petition	277	(239	)(A)	(4)	—	34
Key employee retention plan	1,425	(440	)(A)	—	—	985
Office closure costs	518	—		(48)	(470)	—

Total	$3,690	$(991)		$(222)	$(470)	$2,007

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

		Charges for		Transferred to
	Balance at	(Credited to)	Amounts	Liabilities Subject	Balance at
	January 1,	Operations	Paid	to Compromise	December 31,

2003
Severance for approximately 216 New York city employees	$1,600	$—	$(130)	$—	$1,470
Severance for approximately 80 energy employees	2,500	—	(704)	(1,796)	—
Severance for approximately 60 employees terminated post petition	4,350	(873)	(3,200)	—	277
Key employee retention plan	700	1,800	(1,075)	—	1,425
Contract termination settlement	400	(400)	—	—	—
Office closure costs	1,200	(317)	(365)	—	518

Total	$10,750	$210	$(5,474)	$(1,796)	$3,690

2002
Severance for approximately 216 New York city employees	$17,500	$(15,100)	$(800)	$—	$1,600
Severance for approximately 80 energy employees	3,800	—	(1,300)	—	2,500
Severance for approximately 60 employees terminated post petition	—	5,000	(650)	—	4,350
Key employee retention plan	—	1,800	(1,100)	—	700
Contract termination settlement	400	—	—	—	400
Office closure costs	600	730	(130)	—	1,200

Total	$22,300	$(7,570)	$(3,980)	$—	$10,750

      The amount accrued for severance is based upon the Company’s written severance policy and the positions eliminated. The accrued severance does not include any portion of the employees’ salaries through their severance dates.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
26.     Income Taxes
      The components of the provision (benefit) for income taxes for continuing operations were as follows:

	Successor	Predecessor

	For the Period	For the Period
	March 11	January 1
	Through	Through
	December 31,	March 10,
	2004	2004	2003	2002

Current:
Federal	$1,899	185	$—	$(10,488)
State	4,324	27,615	1,926	1,469
Foreign	5,079	513	3,712	3,914

Total current	11,302	28,313	5,638	(5,105)
Deferred:
Federal	13,766	29,527	(22,701)	5,283
State	(870)	(27,600)	(779)	(888)
Foreign	(561)	—	(254)	(276)

Total deferred	12,335	1,927	(23,734)	4,119

Total provision (benefit) for income taxes	$23,637	$30,240	$(18,096)	$(986)

      The provision (benefit) for income taxes varied from the Federal statutory income tax rate due to the following:

	Successor		Predecessor

	For the Period		For the Period
	March 11,		January 1,
	Through		Through
	December 31,		March 10,
	2004		2004		2003		2002

		Percent		Percent		Percent		Percent
		of Income		of Income		of Loss		of Loss
	Amount	Before	Amount	Before	Amount	Before	Amount	Before
	of tax	Taxes	of Tax	Taxes	of Tax	Taxes	of Tax	Taxes

Taxes at statutory rate	$15,456	35%	$20,436	35%	$(21,124)	35%	$(50,378)	35%
State income taxes, net of Federal tax benefit	2,245	5	10	—	746	(2)	381	—
Taxes on foreign earnings	(81)	—	—		549	(1)	32,380	(23)
Taxes on equity earnings	425	1		—
Subpart F income and foreign dividends	5,153	12	(374)	(1)	1,732	(3)	350	—
Amortization of goodwill	—	—	—	—	—	—	47	—
Tax effect of fresh start accounting revaluation	—	—	79,376	136	—	—	—	—
Reorganization items	—	—	10,284	18	6,300	(10)	5,600	(4)
Change in valuation allowance	45	—	(79,492)	(136)	(3,449)	6	11,648	(8)
Other—net	394	1	—	—	(2,850)	5	(1,014)	1

Provision (benefit) for income taxes	$23,637	54%	$30,240	52%	$(18,096)	30%	$(986)	1%

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      The components of the net deferred income tax liability as of December 31, 2004 and 2003 were as follows:

	Successor	Predecessor

	2004	2003

Deferred Tax Assets:
Accrued expenses	$50,817	$68,066
Tax basis in bond and other costs	20,271	33,725
Non energy assets and related obligations	—	51,626
Deferred tax assets of unconsolidated subsidiary	9,390	—
Net operating loss carry forwards	73,249	45,239
Investment tax credits	—	26,073
Alternative minimum tax credits	855	18,624

Total deferred tax assets	154,582	243,353

Less: Valuation allowance	(9,390)	(79,492)

Net deferred tax asset	145,192	163,861

Deferred Tax Liabilities:
Unremitted earnings of foreign subsidiaries	9,823	—
Unbilled accounts receivable	39,071	75,886
Property, plant, and equipment	178,207	272,745
Intangible assets and other	75,409	526

Total deferred tax liabilities	302,510	349,157

Net deferred tax liability	$157,318	$185,296

Predecessor Period
      As of December 31, 2003, a valuation allowance of $53.4 million was recorded because the Company did not believe it was more likely than not that certain of the losses resulting from the sales and write-downs of and obligations related to discontinued operations and assets held for sales will be realized for tax purposes. At December 31, 2003, for Federal income tax purposes, the Company had net operating loss carry-forwards of approximately $120.9 million, which would expire between 2021 and 2023, investment and energy tax credit carry-forwards of approximately $26.1 million, which will expire in 2004 through 2009, and alternative minimum tax credit carry-forwards of approximately $18.6 million, which have no expiration date. A valuation allowance of $26.1 million was recorded against the investment and energy tax credit carry-forwards because the Company did not believe it was more likely than not that those credits will be realized for tax purposes.
      Upon the acquisition by Danielson of Covanta, Covanta and Danielson entered into a tax sharing agreement by which existing NOLs of Danielson generated before 2003 would be made available to Covanta. In its Annual Report on Form 10-K for the year ended December 31, 2003, Danielson estimated it had NOL carryforwards available to offset future taxable income of approximately $652 million for federal income tax purposes. These NOLs were to expire in various amounts through 2023 if not used, and Danielson reported that the amount of the NOLs available to Covanta would be reduced by any taxable income generated by the then current members of Danielson’s tax consolidated group. The existence and availability of Danielson’s NOL’s is dependent on factual and substantive tax issues, including issues in connection with a 1990 restructuring by Danielson. The IRS has not audited any of Danielson’s tax returns for the years in which these NOLs were generated and it could challenge the past or future use of the NOLs. There is no assurance that Danielson would prevail if the IRS would challenge the use of the NOLs. Predecessor had not requested a ruling from the IRS or an opinion of tax counsel with respect to the use and availability of the NOLs.
      As stated in Covanta’s Form 10-K for year ended December 31, 2003, if Danielson’s NOLs were not available to offset the taxable income of Covanta’s consolidated group, Covanta did not expect to have

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
sufficient cash flows available to pay debt service on the Domestic Borrowers’ obligations. Covanta’s ability to continue as a “going concern” was at that time subject to substantial doubt and was dependent upon, among other things, (i) Covanta’s ability to utilize the NOLs, and (ii) Covanta’s ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations.

Successor Period
      No cash taxes are expected to be paid as a result of the $510.7 million gain on extinguishment of debt resulting from Covanta’s emergence from Bankruptcy. However, for U.S. income tax reporting purposes, as of the beginning of its short taxable period ended December 31, 2004, the Company will be required to reduce certain tax attributes, including (a) net operating loss carry-forwards of Covanta and (b) certain tax credit carry-forwards of Covanta, equal to the gain on the extinguishment of debt. The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Code, and the use of any of the Covanta generated NOL carry-forwards and tax credit carry-forwards generated prior to the ownership change that are not reduced pursuant to these provisions will be subject to an overall annual limitation. The availability to Covanta of Danielson’s NOLs under the tax sharing agreement is not expected to be impacted by the extinguishment of Covanta’s debt.
      At December 31, 2004 a valuation allowance of approximately $9.4 million has been recorded against the deferred tax assets of Covanta Lake because Covanta Lake is not includible in the Company’s consolidated federal tax return group. The Company doe not believe that the net deferred tax assets of Covanta Lake are more likely than not to be realized and has recorded a valuation allowance accordingly.
      Upon the acquisition by Danielson, Covanta and Danielson entered into a tax sharing agreement by which existing NOLs of Danielson generated before 2003 would be made available to Covanta. Following its acquisition by Danielson, and based on a review by management of the NOLs made available to Successor Covanta, it was determined to be more likely than not that Covanta would benefit from the use of Danielson’s NOLs, and Covanta recorded a deferred tax asset of approximately $88.2 million in purchase accounting pursuant to FAS 109.
      Based on Danielson’s Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC, Danielson reports it has NOLs available to offset future taxable income estimated to be approximately $516 million. The NOLs will expire in various amounts beginning on December 31, 2005 through December 31, 2023. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of Danielson’s tax consolidated group. The Internal Revenue Service (“IRS”) has not audited any of Danielson’s tax returns for the years in which the losses giving rise to NOLs were reported and it could challenge any past and future use of the NOLs.
      If Danielson were to undergo an “ownership change” as such term is used in Section 382 of the Internal Revenue Code, the use of its NOLs would be limited. Danielson will be treated as having had an “ownership change” if there is a more than 50% increase in stock ownership during a 3-year “testing period” by “5% stockholders”. For this purpose, stock ownership is measured by value, and does not include so-called “straight preferred” stock. Danielson’s Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve Danielson’s NOLs by avoiding an ownership change. The transfer restrictions were implemented in 1990, and Danielson expects that they will remain in-force as long as Danielson has NOLs. Danielson cannot be certain, however, that these restrictions will prevent an ownership change.
      In October 2004, new United States federal income tax legislation entitled “The American Jobs Creation Act of 2004” was enacted. This legislation includes provisions that may affect the Company, such as provisions requiring additional federal income tax disclosure and reporting, provisions regarding the preferential federal income tax treatment of certain qualified dividend distributions from foreign subsidiaries, certain additional federal income tax deductions based on qualified production income, additional restrictions on the flexibility of executive deferred compensation plans, and other matters. The Company is currently evaluating the impact of this new federal income tax law.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
27.     Leases
      Total rental expense amounted to $15.8 million, $24.8 million, and $30.2 million (net of sublease income of zero, $2.7 million, and $3.5 million) for 2004, 2003 and 2002, respectively. Principal leases are for leaseholds, sale and leaseback arrangements on waste-to-energy facilities and independent power projects, trucks and automobiles, and machinery and equipment. Some of these operating leases have renewal options. Some leases relating to sale and leaseback transactions were terminated during 2003 (see Note 2 to the Notes to the Consolidated Financial Statements for further discussion).
      The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004:

2005	$18,950
2006	18,926
2007	17,926
2008	20,998
2009	24,716
Later years	211,445

Total	$312,961

      These future minimum rental payment obligations include $279.7 million of future non-recourse rental payments that relate to energy facilities. Of this amount $160.7 million is supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $119.0 million related to a waste-to-energy facility at which the Company serves as operator and directly markets one half of the facility’s disposal capacity. This facility currently generates sufficient revenues from short-, medium-, and long-term contracts to meet rental payments. The Company anticipates renewing the contracts or entering into new contracts to generate sufficient revenues to meet remaining future rental payments.
      These non-recourse rental payments are due as follows:

2005	$15,392
2006	15,555
2007	15,749
2008	19,278
2009	23,062
Later years	190,660

Total	$279,696

      Electricity and steam sales includes lease income of approximately $64.7 million for the period from March 11, 2004 to December 31, 2004 related to two Indian and one Chinese power project that were deemed to be operating lease arrangements under EITF 01-08 “Determining Whether an Arrangement Contains a Lease” as of March 10, 2004. This amount represents contingent rentals because the lease payments for each facility depend on a factor directly related to the future use of the leased property. The output deliverable and capacity provided by the two Indian facilities have been purchased by a single party under long-term power purchase agreements which expire in 2016. The electric power and steam off-take arrangements and maintenance agreement for the Chinese facility are also with one party and are presently contemplated to be continued through the term of the joint venture which expires in 2017. Such arrangements have effectively provided the purchaser (lessee) with “rights to use” these facilities. This EITF consensus must be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
beginning after May 28, 2003. This determination did not have a material impact on the Company’s results of operations and financial condition.
      Property, plant and equipment under leases consisted of the following as of December 31, 2004:

Land	$33
Energy facilities	94,612
Buildings and improvements	936
Machinery and equipment	1,464

Total	97,045
Less accumulated depreciation and amortization	(6,947)

Property, plant, and equipment — net	$90,098

28.     Income (Loss) Per Share
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

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      The reconciliation of the income (loss) from continuing operations and common shares included in the computation of basic loss per common share and diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002, is as follows:

	For the Period
	January 1, Through March 10,
	2004				2003				2002

	Income			Per	Income			Per	Income			Per
	(Loss)	Shares		Share	(Loss)	Shares		Share	(Loss)	Shares		Share
	(Numerator)	(Denominator)		Amount	(Numerator)	(Denominator)		Amount	(Numerator)	(Denominator)		Amount

Basic Earnings (Loss) Per Share:
Loss from continuing operations	$29,563				$(26,764)				$(127,698)
Less: Preferred stock Dividend	—				—				16
Loss to common stockholders	$29,563	49,821		$0.59	$(26,764)	49,819		$(0.54)	$(127,714)	49,794		$(2.56)
Income (loss) from discontinued operations					$78,814	49,819		$1.58	$(43,355)	49,794		$(0.88)
Loss from cumulative effect of change in accounting principle					$(8,538)	49,819		$(0.17)	$(7,842)	49,794		$(0.16)
Effect of Diluted Securities:
Stock options		(A	)			(A	)			(A	)
Restricted stock		3				(A	)			(A	)
Convertible preferred shares		198				(A	)			(A	)
Diluted Loss Per Share:
Loss to common stockholders	$29,563	50,022		$0.59	$(26,764)	49,819		$(0.54)	$(127,714)	49,794		$(2.56)
Income (loss) from discontinued operations					$78,814	49,819		$1.58	$(43,355)	49,794		$(0.88)
Loss from cumulative effect of change in accounting principle					$(8,538)	49,819		$(0.17)	$(7,842)	49,794		$(0.16)

(A)	Antidilutive
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
      Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was 3,090 in 2004, 3,121 in 2003, and 3,609 in 2002. Shares of common stock to be issued, assuming conversion of convertible preferred shares, the 6% convertible debentures, the 5.75% convertible debentures, and unvested restricted stock issued to employees were not included in computations of diluted earnings per share as to do so would have been antidilutive. The common shares excluded from the calculation were zero in 2004 and 2003 and 908 in 2002 for the 6% convertible debentures, respectively; zero in 2004 and 2003 and 1,228 in 2002 for the 5.75% convertible debentures; 198 in 2004, 2003 and 2002,

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
respectively for convertible preferred stock; and 3, 6, and 25 in 2004, 2003 and 2002 for unvested restricted stock issued to employees, respectively.
29.     Business Segments
      As a result of the reorganization, during which business segments other than the Energy Business were disposed of, and subsequent acquisition by Danielson Company, the Company now has two reportable segments, Domestic and International. Covanta’s Energy Business develops, constructs, owns and operates for others key infrastructure for the conversion of waste-to-energy and independent power production in the United States and abroad.
      The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies, unless otherwise noted. The segment information for the prior years has been restated to conform to the current segments.
      Revenues and income from continuing operations by segment for the periods from March 11, through December 31, 2004, January 1, through March 10, 2004, and 2003 and 2002 were as follows:

	Successor	Predecessor

	For the Period	For the Period
	March 11,	January 1,
	Through	Through
	December 31,	March 10,
	2004	2004	2003	2002

Revenues:
Domestic	$452,931	$107,697	$619,101	$640,417
International	104,271	35,535	171,367	185,364

Total revenue	557,202	143,232	790,468	825,781

Operating income:
Domestic	62,232	7,132	35,846	11,695
International	14,776	3,130	24,135	(64,938)

Operating income	77,008	10,262	59,981	(53,243)
Interest income	1,858	935	2,948	2,472
Interest expense	(34,706)	(6,142)	(39,938)	(44,059)
Reorganization items	—	(58,282)	(83,346)	(49,106)
Gain on cancellation of pre-petition debt	—	510,680	—	—
Fresh start adjustments	—	(399,063)	—	—

Income (loss) from continuing operations before income taxes, minority interests, equity in net income from unconsolidated investments, discontinued operations and the cumulative effect of change in accounting principle	$44,160	$58,390	$(60,355)	$(143,936)

      Total revenues by segment reflect sales to unaffiliated customers. In computing income (loss) from operations none of the following have been added or deducted: unallocated corporate expenses, non-operating interest expense, interest income and income taxes.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      For the years ended December 31, 2004 and 2003 segment and corporate assets and results are as:

	Identifiable	Depreciation and	Capital
Successor	Assets	Amortization	Additions

2004 (March 11, through December 31, 2004)
Domestic energy	$1,601,641	$48,805	$10,083
International energy	268,881	7,016	1,794

Consolidated	$1,870,522	$55,821	$11,877

2004 (January 1, through March 10, 2004)
Domestic energy		$10,059	$2,588
International energy		3,367	1,604

Consolidated		$13,426	$4,192

2003
Domestic energy	$2,212,650	$55,331	$15,302
International energy	400,930	16,601	6,852

Consolidated	$2,613,580	$71,932	$22,154

2002
Domestic energy		$58,958	$19,326
International energy		18,410	1,941

Consolidated		$77,368	$21,267

      Covanta’s operations are principally in the United States. Operations outside of the United States are primarily in Asia, with some projects in Latin America and Europe. A summary of revenues by geographic area for 2004, 2003 and 2002 is as follows:

	Successor	Predecessor

	For the Period	For the Period
	March 11,	January 1,
	Through	Through
	December 31,	March 10,
	2004	2004	2003	2002

Revenues:
United States	$452,931	$107,696	$619,101	$640,045
India	69,118	21,770	102,564	116,893
Other Asia	34,164	13,672	67,793	67,237
Other International	989	94	1,010	1,606

Total	$557,202	$143,232	$790,468	$825,781

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      A summary of identifiable assets by geographic area for the years ended December 31, 2004 and 2003 is as follows:

	Successor	Predecessor
	2004	2003

Identifiable Assets:
United States	$1,606,077	$2,192,090
India	93,462	165,170
Other Asia	100,655	141,598
Other International	70,328	114,722

Total	$1,870,522	$2,613,580

30.     Supplemental Disclosure of Cash Flow Information

	Successor	Predecessor

	For the Period	For the Period
	March 11,	January 1,
	Through	Through
	December 31,	March 11,
	2004	2004	2003	2002

Cash Paid for Interest and Income Taxes:
Interest (net of amounts capitalized)	$66,917	$13,543	$91,718	$93,139
Income taxes paid	24,207	892	11,112	11,485
Noncash Investing and Financing Activities:
Reduction of notes receivable from key employees	—	451	$419	—
31.     Commitments and Contingent Liabilities
      The Company is party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assesses the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, the Company records as a loss an estimate of the ultimate outcome. If the Company can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.
      Generally claims and lawsuits against Covanta and its subsidiaries that had filed bankruptcy petitions and subsequently emerged from bankruptcy arising from events occurring prior to their respective petition dates have been resolved pursuant to the Reorganization Plan, and have been discharged pursuant to the March 5, 2004 order of the Bankruptcy Court which confirmed the Reorganization Plan. However, to the extent that claims are not dischargeable in bankruptcy, such claims may not be discharged. For example, the claims of certain persons who were personally injured prior to the petition date but whose injury only became manifest thereafter may not be discharged pursuant to the Reorganization Plan.

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

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      Covanta may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances, Covanta may be exposed to joint and several liabilities for remedial action or damages. The Company’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations. Generally such claims arising prior to the first petition date were resolved in and discharged by the Chapter 11 Cases.
      The potential costs related to the matters described below and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of the Company’s responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, the Company believes that the following proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
      In June, 2001, the EPA named Covanta’s wholly-owned subsidiary, Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 potentially responsible parties (“PRPs”) at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire, a former waste oil recycling facility. The total quantity of waste oil alleged by EPA to have been disposed of by PRPs at the Beede site is approximately 14.3 million gallons, of which Covanta Haverhill’s contribution is alleged to be approximately 44,000 gallons. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. According to the EPA, the costs of response actions incurred as of January 2004 by the EPA and the State of New Hampshire Department of Environmental Services (“DES”) total approximately $19 million, and the estimated cost to implement the remedial alternative selected in the Record of Decision is an additional $48 million. Covanta Haverhill, Inc. is participating in discussions with other PRPs concerning EPA’s selected remedy for the site, in anticipation of eventual settlement negotiations with EPA and DES. Covanta Haverhill, Inc.’s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. The Company believes that based on the amount of waste oil materials Covanta Haverhill, Inc. is alleged to have sent to the site, its liability will not be material to the Company’s results of operations and financial position.

Other Matters
      During the course of the Chapter 11 Cases, the Debtors and certain contract counterparties reached agreement with respect to material restructuring of their mutual obligations in connection with several waste-to-energy projects. The Debtors were also involved in material disputes and/or litigation with respect to the Warren County, New Jersey, which matters remain unresolved. As a result, Covanta’s subsidiaries involved in these projects remain in Chapter 11 and are not consolidated in the Company’s consolidated financial statements. The Company expects that the outcome of the issues described below will have a material not adverse effect the Company’s results of operations and financial position.

Warren County, New Jersey
      The Covanta subsidiary (“Covanta Warren”) which operates the waste-to-energy facility in Warren County, New Jersey (the “Warren Facility”) and the Pollution Control Financing Authority of Warren County (“Warren Authority”) have been engaged in negotiations for an extended time concerning a potential restructuring of the parties’ rights and obligations under various agreements related to Covanta Warren’s operation of the Warren Facility. Those negotiations were in part precipitated by a 1997 federal court of

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
appeals decision invalidating certain of the State of New Jersey’s waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, the State of New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to an agreement with the Warren Authority which modifies the existing service agreement. Principal on the Warren Facility project debt is due annually in December of each year, while interest is due semi-annually in June and December of each year. The State of New Jersey provided sufficient funds to the project bond trustee to pay interest to bondholders during June, 2004.
      Although discussions continue, to date Covanta Warren and the Warren Authority have been unable to reach an agreement to restructure the contractual arrangements governing Covanta Warren’s operation of the Warren Facility.
      Also as part of Covanta’s emergence from bankruptcy, Covanta and Covanta Warren entered into several agreements approved by the Bankruptcy Court that permit Covanta Warren to reimburse Covanta for employees and employee-related expenses, provide for payment of a monthly allocated overhead expense reimbursement in a fixed amount, and permit Covanta to advance up to $1.0 million in super-priority debtor-in-possession loans to Covanta Warren in order to meet any liquidity needs. As of December 31, 2004, Covanta Warren owed Covanta $1.9 million.
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
      See Notes 2, 15 and 33 for additional information regarding commitments and contingent liabilities.
32.     Related Party Transactions
      With respect to Covanta’s predecessor entity, one member of the Company’s previous Board of Directors was a partner in a major law firm, and another member is an employee of another major law firm. From time to time, the Company sought legal services and advice from those two law firms. During 2004 (prior to March 10, 2004), 2003 and 2002, the Company paid those two law firms approximately $0.4 million, $0.5 million and $1.4 million, and zero, zero and $2.7 million, respectively, for services rendered. With respect to Covanta’s Successor entity, one member of Danielson’s Board of Directors is a partner in a major law firm. Covanta has sought legal advice from this firm after March 10, 2004 and paid this law firm approximately $0.1 million.
      As part of the investment and purchase agreement with Covanta, Danielson was obligated to arrange the Second Lien Facility. Covanta paid a fee shared by the Bridge Lenders, among others, to the agent bank for the Second Lien Facility. In order to finance its acquisition of Covanta and to arrange the Second Lien Facility, Danielson entered into a note purchase agreement with SZ Investments, L.L.C., a Danielson stockholder (SZI), Third Avenue Trust, on behalf of Third Avenue Value Fund Series, a Danielson stockholder (TAVF), and D.E. Shaw Laminar Portfolios, L.L.C., a creditor of Covanta and a Danielson stockholder (“Laminar”). In addition, in connection with such note purchase agreement, Laminar arranged for a $10 million revolving loan facility for CPIH secured by CPIH’s assets. Subsequent to the signing of the investment and purchase agreement, each of TAVF, Laminar and SZI assigned approximately 30% of their participation in the second lien letter of credit facility to Goldman Sachs Credit Partners, L.P. and Laminar assigned the remainder of its participation in the second lien letter of credit facility to TRS Elara, LLC.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      Danielson and Covanta have entered into a corporate services agreement, pursuant to which Danielson provides to Covanta, at Covanta’s expense, certain administrative and professional services and Covanta pays most of Danielson’s expenses, which totaled $3 million for the period March 11, 2004 through December 31, 2004. In addition, Danielson and Covanta have entered into an agreement pursuant to which Covanta provides, at Danielson’s expense, payroll and benefit services for Danielson employees which totaled $0.5 million for the period March 11, 2004 through December 31, 2004. The amounts accrued under these arrangements totaled $0.9 million for the period March 11, 2004 through December 31, 2004.
      On November 26, 2001 the remaining notes receivable and accrued interest from other officers were restructured as a settlement of a dispute surrounding the circumstances under which the loans were originally granted. That settlement changed the notes from a fixed principal amount which accrued interest to a variable amount equal to the market value, from time to time, of the Covanta common shares purchased by the officers when exercising the above-mentioned stock options. At that time, the notes receivable and accrued interest recorded by the Company, were adjusted to the $0.9 million market value of the Company’s common shares underlying those notes. Also, the subsequent indexing to the Company’s stock price of the balance due under the notes is marked to fair value each reporting period, with the change in fair value recorded in earnings and as an asset or liability. As of December 31, 2003 Notes receivable from key employees for common stock issuance were, as a result of the resignation of one of the officers reduced by $0.4 million, the original amount recorded on such note. The notes remaining are due upon the sale of the stock. Through December 31, 2003, none of the stock has been sold.
33.     Fair Value of Financial Instruments
      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Covanta would realize in a current market exchange.
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
      Fair values for debt were determined based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities for debt issues that are not traded on quoted market prices. The fair value of project debt is estimated based on quoted market prices for the same or similar issues. Other liabilities are valued by discounting the future stream of payments using the incremental borrowing rate of the Company. The fair value of the Company’s interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      The fair-value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. However, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2004 and current estimates of fair value may differ significantly from the amounts presented herein.
      The estimated fair value of financial instruments at December 31, 2004 and 2003 is summarized as follows:

	Successor		Predecessor

	2004		2003

	Carrying	Estimated	Carrying		Estimated
	Amount	Fair Value	Amount		Fair Value

Assets:
Cash and cash equivalents	$78,112	$78,112	$260,902		$260,902
Marketable securities	3,100	3,100	2,068		2,460
Receivables	301,553	299,480	355,456		356,549
Restricted funds	272,723	272,877	227,406		227,425
Interest rate swap receivable	14,920	14,920	16,728		16,728
Liabilities:
Recourse debt	312,896	290,538	78		78
Project debt	944,737	936,926	1,043,965		1,080,129
Interest rate swap payable	14,920	14,920	16,728		16,728
Liabilities subject to compromise	$—	$—	$956,095	(b)	$—
Off Balance-Sheet Financial Instruments:
Guarantees(a)

(a)	Additionally guarantees include approximately $9.0 million of guarantees related to international energy projects.

(b)	See Note 2 to the Notes to the Consolidated Financial Statements
      Effective with the adoption of SFAS No. 133 on January 1, 2001, the interest rate swap is recorded in other noncurrent assets and other noncurrent liabilities in the Consolidated Balance Sheets (See Note 3 to the Notes to the Consolidated Financial Statements).
34.     Fresh Start and Purchase Accounting Adjustments
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

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
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
      The table below reflects preliminary reorganization adjustments for the discharge of indebtedness, cancellation of old common stock and issuance of new common stock, issuance of notes, and the fresh start adjustments through December 31, 2004 and the resulting fresh start consolidated balance sheet as of March 10, 2004:

			Discharge of
	Predecessor	Liquidating Entities	Indebtedness and	Purchase				Successor
	March 10,	and Deconsolidation	Issuance of New	Accounting		Fresh Start		March 10,
	2004	of Entities(a)	Indebtedness	Adjustments		Adjustments		2004

	(In thousands of dollars)
Assets:
Current Assets:
Cash and cash equivalents	$110,332	$877	$(81,204)	$29,825	(c)	$(2,035)		$57,795
Restricted funds for emergence costs	99,986	—	—	—		(1,500)		98,486
Restricted funds held in trust	115,657	(4,845)	—	—		(19)		110,793
Receivables	223,835	(20,307)	—	—		(7,079	)(f)	196,449
Deferred income taxes	9,763	—	—	—		(8,474	)(g)	1,289
Prepaid expenses and other current assets	81,894	(5,121)	—	—		(20,290	)(h)	56,483

Total current assets	641,467	(29,396)	(81,204)	29,825		(39,397)		521,295

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

			Discharge of
	Predecessor	Liquidating Entities	Indebtedness and	Purchase				Successor
	March 10,	and Deconsolidation	Issuance of New	Accounting		Fresh Start		March 10,
	2004	of Entities(a)	Indebtedness	Adjustments		Adjustments		2004

	(In thousands of dollars)
Property, plant and equipment — net	$1,444,838	$(97,101)	$—	$—		$(492,635)		$855,102
Restricted funds held in trust	117,824	(8,196)	—	—		(2,564)		107,064
Unbilled service and other receivables	130,168	(15,035)	—	—		(946)		114,187
Other intangible assets — net	33,381	(3,561)	—	—		(29,820)		—
Service and energy contracts	—	—	—	—		204,041		204,041
Investments in and advances to investees and Joint ventures	134,656	54,405	—	—		(117,357)		71,704
Other assets and other intangibles	63,946	(275)	—	—		(26,263	)(i)	37,408
Goodwill	—	—	(8,500)	(70,503)		79,003	(p)	—

Total Assets	$2,566,280	$(99,159)	$(89,704)	$(40,678)		$(425,938)		$1,910,801

Liabilities and Shareholders’ Equity (Deficit):
Liabilities:
Current Liabilities:
Current portion of long-term debt	$20	$—	$—	$—		$—		$20
Current portion of project debt	113,681	(10,070)	—	—		25	(j)	103,636
Accounts payable	27,437	(3,235)	—	—		(669)		23,533
Accrued expenses	132,845	(5,296)	—	—		(13,854	)(k)	113,695
Accrued emergence costs	99,986	—	—	—		(1,500)		98,486
Deferred revenue	37,660	(2,453)	—	—		(12,516	)(n)	22,691

Total current liabilities	411,629	(21,054)	—	—		(28,514)		362,061
Long-term debt	53	—	328,000 (b)	—		—		328,053
Project debt	903,650	(71,905)	—	—		18,846	(l)	850,591
Deferred income taxes	195,164	—	—	(88,203	)(d)	38,802	(m)	145,763
Deferred revenue	127,925	—	—	—		(127,925	)(n)	—
Other liabilities	99,650	—	—	—		(6,956	)(o)	92,694
Liabilities subject to compromise	934,752	(6,368)	(928,384)	—		—		—

Total Liabilities	2,672,823	(99,327)	(600,384)	(88,203)		(105,747)		1,779,162

Minority interests	71,372	—	—	—		12,742		84,114

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

			Discharge of
	Predecessor	Liquidating Entities	Indebtedness and	Purchase			Successor
	March 10,	and Deconsolidation	Issuance of New	Accounting		Fresh Start	March 10,
	2004	of Entities(a)	Indebtedness	Adjustments		Adjustments	2004

	(In thousands of dollars)
Shareholders’ Equity (Deficit):
Serial cumulative convertible preferred stock	$33	$—	$—	$—		$(33)	$—
Common stock	24,912	—	—	—		(24,912)	—
Capital surplus	188,156	—	—	47,525	(e)	(188,156)	47,525
Deficit	(392,095)	46	510,680	—		(118,631)	—
Accumulated other comprehensive income	1,079	122	—	—		(1,201)	—

Total Shareholders’ Equity (Deficit)	(177,915)	168	510,680	47,525		(332,933)	47,525

Total Liabilities and Shareholders’ Equity (Deficit)	$2,566,280	$(99,159)	$(89,704)	$(40,678)		$(425,938)	$1,910,801

Following are footnotes to the above Successor Condensed Consolidated Balance Sheet.

(a)	Excludes Covanta entities which are part of the Liquidating Plan and Covanta entities which remain in Chapter 11 and have been deconsolidated.

(b)	Reflects the issuance by Covanta of $205.0 million principal amount of new high yield secured notes, $28.0 million of estimated principal amount of new reorganization plan unsecured notes, and $95.0 million in principal amount of new CPIH term debt.

(c)	Reflects cash portion of the purchase price paid by Danielson.

(d)	Represents the reduction in net deferred income tax liabilities resulting from recording the income tax benefits arising from the estimated future utilization of Danielson’s NOLs.

(e)	Danielson’s purchase price includes $29.8 million in cash, $6.4 million in expenses and $11.3 million for the estimated fair value of stock purchase rights to be issued to certain of Covanta’s pre-petition creditors. Certain of these creditors were granted the right to purchase up to 3.0 million shares of Danielson common stock at $1.53 per share.

(f)	Reflects the effect of adjusting receivables to fair value.

(g)	Reflects the change, as a result of fresh start accounting in deferred tax asset that relates to current assets and liabilities expected to be realized within one year of the balance sheet date.

(h)	Includes a decrease of $16.3 million in the fair value of spare parts.

(i)	Includes a $18.5 million reduction of unamortized bond issuance costs, exclusive of minority interests, to a fair value of $0 and a fair value adjustment of $6.2 million in deferred costs related to the Haverhill facility.

(j)	Includes a $10.2 million reduction of the current portion of the MCI facility project debt to a fair value of $0 and an increase of $10.5 million for the current portion of the fair market value premium on waste-to-energy project debt.

(k)	Includes a $11.0 million reduction in the MCI facility accrued expenses to a fair value of $0 in the Philippines and a reduction of $6.0 million to reclassify pension liabilities to long-term liabilities.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

(l)	Primarily reflects an $18.3 million reduction of the long-term portion of the MCI facility project debt to a fair value of $0 and an increase of $36.1 million for the long-term portion of the fair market value premium on waste-to-energy project debt.

(m)	Reflects the change in deferred taxes resulting from the fair valuation of property, plant and equipment and intangibles, offset by the change in deferred taxes resulting from the decrease in the Company’s net operating loss carry forward and tax credit carry forwards which resulted from the extinguishment of debt.

(n)	Deferred income related to a power contract restructuring at the Haverhill facility was fair valued at $0.

(o)	Reflects a decrease of $17.4 million to reduce tax reserves to $2.2 million, an increase of $6 million for the reclassification pension liabilities from current liabilities, an increase of $18.4 million for additional pension liabilities, and a decrease of $24.5 million to fair value a deferred credit at the Hennepin facility at $0 and an increase of $7.2 million to reflect a liability related to the extension of a service contract.

(p)	As of March 10, 2004, goodwill of $24.5 million was recorded to reflect the excess of the purchase price over the estimated net fair value of assets acquired. Subsequent to March 10, 2004, as a result of revisions to fair value estimates, the fair value of net assets acquired exceeded the purchase price paid. The excess has been used to reduce the carrying value of non current assets. The net effect of all such adjustments is as follows: (in millions of dollars):

Balance Sheet Item	Impact on Goodwill

Property, plant and equipment	$179.7
Service and energy contracts	114.1
Investment in joint ventures	(2.9)
Deferred revenue — non-current	(127.9)
Deferred income taxes	(160.0)
Other liabilities	(34.7)
Minority interests	12.7
Long-term debt	(8.5)
Other items	3.0

Goodwill	$(24.5)

35.     Restatements
      Subsequent to the issuance of the Predecessor’s 2003 consolidated financial statements, the Company’s management determined that restricted funds held in trust at certain of the Company’s international subsidiaries should not have been included in cash and cash equivalents as of December 31, 2003, 2002 and 2001 and that certain debt, previously reported as recourse debt, at certain of the Company’s international subsidiaries should have been included in project debt at those dates. As a result, the Predecessor’s consolidated balance sheet as of December 31, 2003 and its consolidated statements of cash flows for 2003 and 2002 have been restated from the amounts previously reported to include such funds as restricted funds held in trust and to include such debt as project debt. The restatements had no impact on the Predecessor’s shareholders’ deficit as of December 31, 2003, or on net cash flows provided by operating activities for the years ended December 31, 2003 and 2002. Furthermore, the restatements had no impact on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2003 and 2002.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      The following table summarizes the significant effects of the restatements referred to above.

	As of December 31, 2003

	As Previously	As
	Reported	Restated

Consolidated Balance Sheet
Current assets
Cash and cash equivalents	$289,424	$260,902
Restricted funds held in trust	79,404	102,199
Total current assets	690,799	685,072
Non-current assets
Restricted funds held in trust	119,480	125,207
Current liabilities
Current portion of recourse (long-term) debt	9,492	21
Current portion of project debt	99,216	108,687
Non-current liabilities
Recourse (long-term) debt	2,150	57
Project debt	933,185	935,278

	For the Years Ended

	December 31, 2003		December 31, 2002

	As Previously		As Previously	As
	Reported	As Restated	Reported	Restated

Consolidated Statements of Cash Flows
Net cash used in financing activities of continuing operations	$(102,567)	$(114,338)	$(128,474)	$(142,025)
Net increase in cash and cash equivalents	173,609	161,838	29,042	15,491
Cash and cash equivalents at end of period	289,424	260,902	115,815	99,064
36.     Subsequent Events — Proposed American Ref-Fuel Corp. Acquisition
      On January 31, 2005, Covanta’s parent, Danielson Holding Corporation, entered into a stock purchase agreement (the “Purchase Agreement”) with American Ref-Fuel Holdings Corp. (“American Ref-Fuel”), an owner and operator of waste-to-energy facilities in the northeast United States, and Ref-Fuel’s stockholders (the “Selling Stockholders”) to purchase 100% of the issued and outstanding shares of Ref-Fuel capital stock. Under the terms of the Purchase Agreement, Danielson will pay $740 million in cash for the stock of Ref-Fuel and will assume the consolidated net debt of Ref-Fuel, which as of December 31, 2004 was approximately $1.2 billion net of debt service reserve funds and other restricted fund held in trust for payment of debt service. After the transaction is completed, Ref-Fuel will be a wholly-owned subsidiary of Covanta.
      The acquisition is expected to close when all of the closing conditions to the Purchase Agreement have been satisfied or waived. These closing conditions include the receipt of approvals, clearances and the satisfaction of all waiting periods as required under the Hart-Scott-Rodino Antitrust Act of 1976 (“HSR Approval”) and as required by certain governmental authorities such as the Federal Energy Regulatory Commission (“FERC Approval”) and other applicable regulatory authorities. Other closing conditions of the transaction include Danielson’s completion of debt financing and an equity rights offering, as further described below, Danielson providing letters of credit or other financial accommodations in the aggregate amount of $100 million to replace two currently outstanding letters of credit that have been entered into by two respective subsidiaries of American Ref-Fuel and issued in favor of a third subsidiary of American Ref-Fuel, and other customary closing conditions. While it is anticipated that all of the applicable conditions will be satisfied, there can be no assurance as to whether or when all of those conditions will be satisfied or, where permissible, waived.

Covanta Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      Either Danielson or the Selling Stockholders may terminate the Purchase Agreement if the acquisition does not occur on or before June 30, 2005, but if a required governmental or regulatory approval has not been received by such date then either party may extend the closing to a date that is no later than the later of August 31, 2005 or the date 25 days after which American Ref-Fuel has provided to Danielson certain financial statements described in the Purchase Agreement.
      Danielson intends to finance this transaction through a combination of debt and equity financing. The equity component of the financing is expected to consist of an approximately $400 million offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders at $6.00 per share (the “Ref-Fuel Rights Offering”). In the Ref-Fuel Rights Offering, Danielson’s existing stockholders will be issued rights to purchase Danielson’s stock on a pro rata basis, with each holder entitled to purchase approximately 0.9 shares of Danielson’s common stock at an exercise price of $6.00 per full share for each share of Danielson’s common stock then held.
      Three of Danielson’s largest stockholders, SZI, TAVF and Laminar, representing ownership of approximately 40% of Danielson’s outstanding common stock, have committed to participate in the Ref-Fuel Rights Offering and acquire their pro rata portion of the shares.
      Danielson has received a commitment from Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston for a debt financing package necessary to finance the acquisition, as well as to refinance the existing recourse debt of Covanta and provide additional liquidity for the Company. As discussed below, this financing will replace entirely all of Domestic Covanta’s and CPIH’s corporate debt that was issued on March 10, 2004. The financing will consist of two tranches, each of which is secured by pledges of the stock of Covanta’s subsidiaries that has not otherwise been pledged, guarantees from certain of Covanta’s subsidiaries and all other available assets of Covanta’s subsidiaries. The first tranche, a first priority senior secured bank facility, is comprised of a funded $250 million variable rate term loan facility due 2012, a $100 million revolving credit facility expiring 2011, and a $340 million letter of credit facility expiring 2012. The revolving credit facility and the letter of credit facility will be available for the Company’s needs in connection with its domestic and international businesses, including the existing businesses of Ref-Fuel. The second tranche is a second priority senior secured term loan facility consisting of a funded $450 variable rate million term loan facility due 2013, of which a portion may be converted, to fixed rate notes without premium or penalty.
      The closing of the financing and receipt of proceeds under the Ref-Fuel Rights Offering are closing conditions under the Purchase Agreement.
      Immediately upon closing of the acquisition, Ref-Fuel will become a wholly-owned subsidiary of Covanta, and Covanta will control the management and operations of the Ref-Fuel facilities. The current project and other debt of Ref-Fuel subsidiaries will be unaffected by the acquisition, except that the revolving credit and letter of credit facility of Ref-Fuel Company LLC (the direct parent of each Ref-Fuel project company) will be cancelled and replaced with new facilities at the Covanta level. For additional information concerning the combined capital structure of Covanta and Ref-Fuel following the acquisition, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity, and Capital Resources and Commitments.
      There can be no assurance that Danielson will be able to complete the acquisition of Ref-Fuel.

Covanta Energy Corporation and Subsidiaries
QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(In thousands of dollars, except per-share amounts)
      The following table summarizes the 2004 and 2003 quarterly results of operations. (See Note 3 to the Notes to the Consolidated Financials Statements for further discussion).

	Predecessor	Successor

	For the Period	For the Period
	January 1,	March 11,
	Through	Through
2004 Quarter Ended	March 10	March 31	June 30	September 30	December 31

Total revenues from continuing operations	$143,232	$38,976	$179,999	$168,151	$170,076
Operating income	$10,262	$4,474	$31,044	$21,077	$20,413
Net income	$29,563	$981	$13,004	$10,258	$6,896
Basic earnings per common share	$0.59
Diluted earnings (loss) per common share	$0.59

Predecessor
2003 Quarter Ended	March 31	June 30	September 30	December 31

Total revenues from continuing operations	$196,411	$211,596	$192,055	$190,406
Operating income	17,351	30,748	7,586	4,296
Loss from continuing operations	(2,781)	6,588	(18,328)	(12,243)
Income from discontinued operations	1,789	4,902	8,068	64,055
Loss from cumulative effect of change in accounting principle	(8,538)	—	—	—

Net income (loss)	$(9,530)	$11,490	$(10,260)	$51,812

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.06)	$0.13	$(0.37)	$(0.25)
Income from discontinued operations	0.04	0.10	0.16	1.29
Loss from cumulative effect of change in accounting principles	(0.17)	—	—	—

Total	$(0.19)	$0.23	$(0.21)	$1.04

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.06)	$0.13	$(0.37)	$(0.25)
Income from discontinued operations	0.04	0.10	0.16	1.29
Loss from cumulative effect of change in accounting principle	(0.17)	—	—	—

Total	$(0.19)	$0.23	$(0.21)	$1.04

      See Note 2, 3, 4, 5, 11, 15, and 25 to the Consolidated Financial Statements for information regarding reorganization items, write-offs and special charges during the years ended December 31, 2004 and 2003.

Covanta Energy Corporation and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End
	of Period	Expenses	Accounts	Deductions		of Period

Description
For the Period March 11, through December 31, 2004
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$—	$733	$—	$299	(a)	$434
Retention receivables — current	—	—	—	—		—
Doubtful receivables — non-current	—	—	—	(170)		170

Total	$—	$733	$—	$129		$604

For the Period January 1, through March 10, 2004
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$27,893	$852	$—	$27,151	(b)	$—
				1,594	(a)
Retention receivables — current	5,026	—	—	5,026	(c)	—
Doubtful receivables — non-current	5,000	—	—	5,000	(c)	—

Total	$37,919	$852	$—	$38,771		$—

Allowances not deducted:
Reserves relating to tax indemnification and other contingencies in connection with the sale of limited partnership interests in and related tax benefits of a waste-to-energy facility	$300	—	—	$(300)		$—

Total	$300			$(300)		$—

For the Year ended December 31, 2003
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$20,476	$5,241	$8,368	$6,192	(a)	$27,893
Retention receivables — current	—	5,000	—	—		5,000
Doubtful receivables — non-current	2,957	—	3,270	1,201	(c)	5,026

Total	$23,433	$10,241	$11,638	$7,393		$37,919

Allowances not deducted:
Reserves relating to tax indemnification and other contingencies in connection with the sale of limited partnership interests in and related tax benefits of a waste-to-energy facility	$300	—	—	—		$300

Total	$300					$300

Column A	Column B	Column C		Column D		Column E

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End
	of Period	Expenses	Accounts	Deductions		of Period

For the Year ended December 31, 2002
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$16,444	$17,056	—	$13,024	(a)(c)	$20,476
Doubtful receivables — non-current	—	2,957	—			2,957

Total	$16,444	$20,013		$13,024		$23,433

Allowances not deducted:
Reserves relating to tax indemnification and other contingencies in connection with the sale of limited partnership interests in and related tax benefits of a waste-to-energy facility	$300	—	—	—		$300

Total	$300					$300

NOTES:

(a)	Write-off of receivables considered uncollectible.

(b)	Fresh start adjustments.

(c)	Settlement of receivable on company sold.
Covanta Energy Corporation and Subsidiaries
Schedule II — Tax Valuation Allowance

Column A	Column B	Column C		Column D	Column E

		Subtractions

		Credit
	Balance at	(charges)	Charged to		Balance at
	Beginning	to Tax	Other		End
	of Period	Expense	Accounts	Deductions	of Period

Description
2004
March 11, through December 31, 2004 (Successor)	$—	$45	$(9,435)	$—	$9,390

2004
January 1, through December 31, 2004 (Predecessor)	$79,492	$79,492	$—	$—	$—
2003	101,571	3,449	18,630	—	79,492
2002	89,923	(11,648)	—	—	101,571

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
      Disclosure Controls and Procedures. Covanta’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2004. Covanta’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by Covanta in reports it files or submits under the Exchange Act is accumulated and communicated to Covanta’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      Based on that evaluation, Covanta’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as a result of the material weakness described in the Management Report on Internal Control Over Financial Reporting on page 92 of this Report on Form 10-K, Covanta’s disclosure controls and procedures were not effective as of December 31, 2004.
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
      Changes in Internal Control Over Financial Reporting. Covanta made the following modifications to its internal controls over financial reporting to enhance its existing controls during the fourth quarter of 2004:

•	Standardization of Accounting Policies and Procedures — Covanta had several accounting policies and procedures that required updating, standardization and/or formalization. This updating was important as beginning in the fourth quarter, Covanta’s accounting operations were moved to and consolidated with Covanta’s principal executive offices in Fairfield, New Jersey. With such transfer, new process and control owners were established for the existing treasury, procurement and close the book controls.

•	Implementation of Additional Payroll Controls — Additional payroll controls were implemented in the fourth quarter of 2004, including creation of a new control to monitor changes to payroll and benefits data, and enhanced access security controls over payroll input data.

•	Implementation of Additional Information Systems Controls — Additional information system controls were implemented during the third and fourth quarters of 2004, including modifications of system access to general ledger related applications, strengthening the review of access modifications to general ledger related applications, and the strengthening of controls monitoring payroll program changes.

•	Hiring Additional Permanent Accounting Personnel. During 2004, following the acquisition of Covanta and in connection with the integration and transition of accounting functions to Covanta’s principal executive offices in Fairfield, New Jersey, the Company hired a new Chief Financial Officer.
      Covanta’s management has identified and will undertake the following steps necessary to address the material weakness described in the Management Report on Internal Control Over Financial Reporting on page 92 of this Form 10-K, as follows:

1.	Subsequent to the period with respect to which this report relates, in the first quarter of 2005 hired a controller, with the expectation that he will be promoted to chief accounting officer following an introductory and integration period;

2.	Covanta will continue to recruit additional in-house accounting personnel with requisite knowledge of complex technical accounting issues to improve and expand its depth in the accounting function; and

3.	Covanta will review and improve the integration of the new personnel it hires within the accounting function, including the training and supervision to be provided to such new hires.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Board of Directors

Name	Age	Position	Director Since

Anthony J. Orlando	45	Director, President and Chief Executive Officer of Covanta	2004
Craig D. Abolt	44	Director, Senior Vice President and Chief Financial Officer of Covanta	2004
Joseph P. Sullivan	71	Director	2004
      Anthony J. Orlando has been a director since March 2004. Mr. Orlando was named President and Chief Executive Officer of Covanta in November 2003 and was named President and Chief Executive Officer of Danielson in October 2004. From March 2003 to November 2003 he served as Senior Vice President, Business and Financial Management of Covanta. From January 2001 until March 2003, Mr. Orlando served as Covanta’s Senior Vice President, Waste to Energy. Previously he served as Executive Vice President of Covanta Energy Group, Inc., a Covanta subsidiary. Mr. Orlando joined Covanta in 1987.
      Craig D. Abolt has been a director since June 2004. Mr. Abolt was named Senior Vice President and Chief Financial Officer of Covanta in June 2004 and in October 2004 was named Senior Vice President and Chief Financial Officer of Danielson. Prior to joining Covanta, Mr. Abolt served as chief financial officer of DIRECTV Latin America, a majority-owned subsidiary of Hughes Electronics Corporation from June 2001 until May 2004. From December 1991 until June 2001, he was employed by Walt Disney Company in several executive finance positions.
      Joseph P. Sullivan has been a director since March 2004. Mr. Sullivan has been a director of Danielson since July 2002 and is the Chairman of its Compensation Committee and is a member of its Nominating and Governance Committee. Mr. Sullivan is a private investor and is currently retired after serving as the Chairman of the Board of IMC Global from July 1999 to November 2000, and as a Member of its Board of Directors and Executive Committee from March 1996 to December 2000. Mr. Sullivan served as the Chairman of the Board of Vigoro Corporation from March 1991 through February 1996 and as its Chief Executive Officer from March 1991 to September 1994.
Election of Directors
      As a result of the consummation of Covanta’s Reorganization Plan all of the common stock of Covanta, the sole class of securities entitled to vote in the election of directors, is held by Danielson.
Audit Committee
      Covanta, a wholly-owned subsidiary of Danielson, is not subject to the listing requirements of a national securities exchange or association. As a result, Covanta is not required to have a separately-designed audit committee and the audit committee of Danielson serves as Covanta’s audit committee. The Board of Directors of Danielson has a standing audit committee, which currently consists of Richard L. Huber (Chairman), Peter C.B. Bynoe and Jean Smith. All of the current members of the audit committee are Independent Directors, as defined by Section 121(A) of the American Stock Exchange listing standards and applicable SEC rules and regulations. The Board of Directors has determined that Mr. Huber is an “audit committee financial expert” under applicable SEC rules.

Code of Ethics
      Danielson has a Policy of Business Conduct for Danielson Holding Corporation and each of its subsidiaries (“Policy of Business Conduct”) which applies to Covanta’s chief executive officer and chief financial officer and other executive officers and directors. The Policy of Business Conduct, including future amendments, is available through a link to Danielson’s website that is found on Covanta’s website at www.covantaenergy.com. The direct link to Danielson’s website is www.danielsonholding.com. The Policy of Business Conduct is also available free of charge by writing to Lou Walters at 40 Lane Road, Fairfield, N.J. 07004. Covanta will also post on its website any waiver under the Policy of Business Conduct granted to any of its directors or executive officers.
Section 16(A) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires Covanta’s directors, officers and persons who beneficially own more than 10% of any class of Covanta’s equity securities registered under Section 12 of the Exchange Act to file certain reports concerning their beneficial ownership and changes in their beneficial ownership of Covanta’s equity securities. As a result of the cancellation of the then outstanding equity securities of Covanta on March 10, 2004 and the issuance of new equity securities to Danielson pursuant to Covanta’s Reorganization Plan, Covanta’s equity securities are no longer registered under Section 12 of the Exchange Act. Covanta believes that during the Predecessor Company period of January 1, through March 10, 2004 all persons who were required to file reports did on a timely basis.
Executive Officers

		Age as of	Officer
Name	Position and Office Held	March 4, 2005	Since

Anthony J. Orlando	President and Chief Executive Officer	45	2003
Craig D. Abolt	Senior Vice President and Chief Financial Officer	44	2004
John M. Klett	Senior Vice President, Operations	58	1987
Seth Myones	Senior Vice President, Business Management	46	2004
Timothy J. Simpson	Senior Vice President, General Counsel and Secretary	46	2004
Scott Whitney	Senior Vice President, Business Development	47	2004
      Anthony J. Orlando was named President and Chief Executive Officer of Covanta in November 2003 and was named President and Chief Executive Officer of Danielson in October 2004. From March 2003 to November 2003 he served as Senior Vice President, Business and Financial Management of Covanta. From January 2001 until March 2003, Mr. Orlando served as Covanta’s Senior Vice President, Waste to Energy. Previously he served as Executive Vice President of Covanta Energy Group, Inc., a Covanta subsidiary. Mr. Orlando joined Covanta in 1987.
      Craig D. Abolt was named Senior Vice President and Chief Financial Officer of Covanta in June 2004. In October 2004 he was named Senior Vice President and Chief Financial Officer of Danielson. Prior to joining Covanta, Mr. Abolt served as chief financial officer of DIRECTV Latin America, a majority-owned subsidiary of Hughes Electronics Corporation from June 2001 until May 2004. From December 1991 until June 2001, he was employed by Walt Disney Company in several executive finance positions.
      John M. Klett was named Senior Vice President, Operations of Covanta in March 2003. Prior thereto he served as Executive Vice President of Covanta Waste to Energy, Inc. for more than five years. Mr. Klett joined Covanta in 1986.

      Seth Myones was named Senior Vice President, Business Management of Covanta in January 2004. From September 2001 until January 2004, Mr. Myones served as Vice President, Waste-to-Energy Business Management for Covanta Projects, Inc., a Covanta subsidiary. Previously he served as Regional Vice President, Business Management. Mr. Myones joined Covanta in 1989.
      Timothy J. Simpson was named Senior Vice President, General Counsel and Secretary of Covanta in March 2004. Since October 2004 he has served as Senior Vice President, General Counsel and Secretary of Danielson. From June 2001 to March 2004, Mr. Simpson served as Vice President, Associate General Counsel and Assistant Secretary of Covanta. Prior thereto he served as Senior Vice President, Associate General Counsel and Assistant Secretary of Covanta Energy Group, Inc., a Covanta subsidiary. Mr. Simpson joined Covanta in 1992.
      Scott Whitney was named Senior Vice President, Business Development of Covanta in February 2004. Previously he served as Vice President, Business Development for Covanta Energy Group, Inc. Mr. Whitney joined Covanta in 1987.
Involvement In Certain Legal Proceedings
      Anthony J. Orlando, John M. Klett, Seth Myones, Timothy J. Simpson and Scott Whitney were all officers of Covanta or one of its subsidiaries when Covanta filed for bankruptcy and have continued as officers of Covanta after its emergence from bankruptcy and confirmation of its plan of reorganization. As further described in this Form 10-K at Item 1 — Business, Covanta’s Chapter 11 proceedings commenced on April 1, 2002. Covanta and most of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). All of the bankruptcy cases were jointly administered under the caption “In re Ogden New York Services, Inc., et al., Case Nos. 02-40826 (CB), et al.” On March 5, 2004, the Bankruptcy Court entered an order confirming the Debtors’ plans of reorganization and plan for liquidation for certain of those Debtors involved in non-core businesses and on March 10, 2004 both plans were effected.

Item 11.	EXECUTIVE COMPENSATION
Executive Compensation
      The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Covanta, or its subsidiary companies or their predecessors for 2002 through 2004 of those persons who served as (i) the Chief Executive Officer during 2004 and (ii) the most highly compensated executive officers employed by Covanta as of December 31, 2004 (collectively, the “Named Executive Officers”):
Summary Compensation Table

					Long-Term
					Compensation
					Awards

	Annual Compensation				Restricted	Securities
				Other Annual	Stock	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(6)	Compensation	Awards(7)	Options	Compensation(8)

Anthony J. Orlando —
President and Chief
Executive Officer(1)(2)	2004	$380,769	$393,750	$0	$360,000	$0	$79,837
	2003	$375,000	$337,345	$0	$0	$0	$75,348
	2002	$245,000	$260,000	$0	$0	$0	$75,348

Craig D. Abolt —
Senior Vice President
and Chief Financial
Officer(1)(3)	2004	$206,250	$75,000	$0	$150,000	$0	$199,633

John M. Klett —
Senior Vice President,
Operations	2004	$283,677	$225,000	$0	$140,000	$0	$53,892
	2003	$268,290	$225,000	$0	$0	$0	$53,333
	2002	$260,479	$262,740	$0	$0	$0	$55,884

Timothy J. Simpson —
Senior Vice President,
General Counsel and
Secretary(1)(4)	2004	$240,180	$150,000	$0	$125,000	$0	$38,058
	2003	$205,280	$164,960	$0	$0	$0	$41,291
	2002	$195,386	$152,400	$0	$0	$0	$43,481

Scott Whitney —
Senior Vice President,
Business Development(5)	2004	$215,050	$140,000	$0	$110,000	$0	$26,825
	2003	$187,000	$102,420	$0	$0	$0	$23,411
	2002	$145,065	$56,500	$0	$0	$0	$17,569

(1)	The compensation included in the table above for Messrs. Orlando, Abolt and Simpson includes compensation for their services to both Danielson and Covanta as they are compensated for their services as an officer of both Danielson and Covanta under the employment agreements they each entered into on October 5, 2004 with both Danielson and Covanta. These employment agreements are further described in this Item 11. Under the employment agreements entered into and dated October 5, 2005, Messrs. Orlando, Abolt and Simpson initial base annual salaries are $400,000, $325,000 and $240,180, respectively. Mr. Orlando’s prior employment agreement with Covanta entitled him to a base annual salary of $375,000, which contract was rejected by Covanta in March 2004 pursuant to Covanta’s emergence from Chapter 11. Messrs. Abolt and Simpson did not have prior employment agreements with Covanta.

(2)	$290,000 of Mr. Orlando’s salary was paid by Covanta prior to his appointment on October 5, 2004 as an officer of both Danielson and Covanta.

(3)	$132,500 of Mr. Abolt’s salary was paid by Covanta prior to his appointment on October 5, 2004 as an officer of both Danielson and Covanta.

(4)	$185,678 of Mr. Simpson’s salary was paid by Covanta prior to his appointment on October 5, 2004 as an officer of both Danielson and Covanta.

(5)	Mr. Whitney was promoted to Senior Vice President, Business Development of Covanta in February 2004 from Vice President, Business Development.

(6)	The amounts shown represent the full amount of the annual bonuses attributable to each year, which were generally paid in the first fiscal quarter of the following year.

(7)	Reflects the value of the restricted stock awarded pursuant to the terms and conditions of the employment agreements as described in this Item 11 under “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” on the date of grant. Mr. Orlando, Mr. Abolt, Mr. Klett, Mr. Simpson and Mr. Whitney received 49,656, 20,690, 19,311, 17,242 and 15,173 shares of restricted common stock of Danielson, respectively, under such employment agreements. The restricted stock vests, subject to forfeiture and meeting certain performance-based metrics of Covanta as approved by the Board of Directors, under their respective employment agreements in equal installments over three years, with the first third having vested on February 28, 2005.

(8)	Includes, for the fiscal year ending December 31, 2004: (i) contributions in the amount of $8,200 credited to the account balances of each of Messrs. Orlando, Simpson, Klett and Whitney under Covanta’s 401(k) Savings Plan; (ii) a cash payment to Messrs. Orlando, Simpson, Klett and Whitney in the amount of $16,971, $6,858, $13,025 and $3,625, respectively, representing the excess of the contribution that could have been made to each such individual’s Covanta 401(k) Savings Plan account pursuant to the formula applicable to all employees over the maximum contribution to such plan permitted by the Internal Revenue Code of 1976, as amended; (iii) a cash payment to Messrs. Orlando, Simpson, Klett and Whitney in the amount of $54,667, $23,000, $32,667 and $15,000, respectively, representing retention bonus paid during 2004; and (iv) payments and reimbursements for relocation expenses of Mr. Abolt.
Options/ SAR Grants in Last Fiscal Year
Options/ SAR Grants in Last Fiscal Year
      The stock options to purchase Danielson’s common stock granted to Covanta’s Named Executive Officers in 2004 were as follows:

					Potential Realizable
					Value at Assumed
	Number of	% of Total			Annual Rates of Stock
	Securities	Options/SARs			Price Appreciation for
	Underlying	Granted to	Exercise		Option Term
	Options/SARs	Employees in	Price per	Expiration
Name	Granted	2004	Share	Date	5%	10%

Anthony J. Orlando	200,000	19.6%	$7.43	10/05/2014	$934,537	$2,368,301
Craig D. Abolt	85,000	8.3%	$7.43	10/05/2014	$397,178	$1,006,528
John M. Klett	75,000	7.4%	$7.43	10/05/2014	$350,452	$888,113
Timothy J. Simpson	75,000	7.4%	$7.43	10/05/2014	$350,452	$888,113
Scott Whitney	65,000	6.4%	$7.43	10/05/2014	$303,725	$769,698

      All options to purchase Covanta common stock were cancelled as of March 10, 2004 pursuant to Covanta’s Reorganization Plan. The following table sets forth the number of shares of Danielson’s common stock underlying unexercised options to purchase Danielson’s common stock held by each of the Named Executive Officers and the value of such options at the end of fiscal 2004:
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities	Value of Unexercised
	Shares Acquired	Value	Underlying at Year End	Year End
Name	on Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable

Anthony J. Orlando	—	$0	0/200,000	0/$	204,000
Craig D. Abolt	—	$0	0/ 85,000	0/$	86,700
John M. Klett	—	$0	0/ 75,000	0/$	76,500
Timothy J. Simpson	—	$0	0/ 75,000	0/$	76,500
Scott Whitney	—	$0	0/ 65,000	0/$	66,300
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
      All options were cancelled as of March 10, 2004 pursuant to Covanta’s Reorganization Plan.
Compensation Committee Interlocks and Insider Participation
      Because Covanta has been a wholly-owned subsidiary of Danielson since the effective date of Covanta’s Reorganization Plan, since that date the Compensation Committee of Danielson has served as Covanta’s compensation committee.
      From January 1, 2004 through March 5, 2004, David Barse, Joseph P. Sullivan (Chairman), Eugene Isenberg and Clayton Yeutter were the sole members of the Compensation Committee. With the other members of the Compensation Committee continuing, Mr. Barse resigned from the Compensation Committee on March 5, 2004 and Peter C.B. Bynoe was elected to the Compensation Committee as of July 19, 2004. Mr. Isenberg’s membership on the Compensation Committee ended as of October 5, 2004, when the Board of Directors appointed the current members to the Compensation Committee which in its entirety consists of Mr. Sullivan (Chairman), Mr. Broglio, Mr. Bynoe and Mr. Yeutter. None of the persons who served as members of the Compensation Committee in 2004 were, during that year or previously, officers or employees of Danielson or any of its subsidiaries or have any other relationship requiring disclosure herein, except:
      David M. Barse served as the President and Chief Operating Officer of Danielson from July 1996 until July 24, 2002. Mr. Barse is also an executive officer of Third Avenue Management LLC and TAVF. Clayton Yeutter is of counsel to the law firm of Hogan & Hartson LLP. Hogan & Hartson has provided Covanta with certain legal services for several years including 2004. Please see “Certain Relationships and Related Party Transactions” above for a description of TAVF transactions with Danielson and Covanta and additional information on the relationship between Mr. Yeutter and Hogan & Hartson LLP.
Compensation of the Board of Directors
      The current members of Covanta’s Board of Directors will not be compensated for their service as directors.
Pension and Benefit Plans
     Covanta Energy Group Pension Plan
      John M. Klett, Anthony J. Orlando, Timothy J. Simpson and Scott Whitney participate in the Covanta Energy Group Pension Plan, a tax-qualified defined benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Under the Energy Group Pension Plan each participant who meets the plan’s vesting requirements will be provided with an annual benefit at or after age 65 equal to 1.5% of the participant’s average compensation during the five consecutive calendar years of employment out of the ten consecutive calendar years immediately preceding his retirement date or termination date during which such average is the highest, multiplied by his total years of service earned prior to January 1, 2002. For years of service earned after December 31, 2001, the benefit formula has been reduced to coordinate with Social Security. The reduced benefit is equal to 0.95% of the participant’s average compensation up to the 35-year average of the Social Security wage base in effect during the 35-year period ending on the last day of the calendar year in which the participant’s Social Security Normal Retirement age is reached, plus 1.5% of the participant’s average compensation in excess of the 35 year average for each year of service earned after December 31, 2001 not to exceed 35 years of service. For each year of service exceeding 35 years earned after December 31, 2001, an additional benefit of 0.95% of Final Average Compensation will be provided. Compensation includes salary and other compensation received during the year and deferred income earned, but does not include imputed income, severance pay, special discretionary cash payments or other non-cash compensation. The relationship of the covered compensation to the annual compensation shown in the Summary Compensation Table would be the Salary and Bonus columns and car allowance. A plan participant who is at least age 55 and who retires after completion of at least five years of employment receives a benefit equal to the amount he would have received if he had retired at age 65, reduced by an amount equal to 0.5% of the benefit multiplied by the number of months between the date the participant commences receiving benefits and the date he would have commenced to received benefits if he had not retired prior to age 65.
      Messrs. Klett, Orlando, Simpson and Whitney also participate in the Covanta Energy Group Supplementary Benefit Plan, a deferred compensation plan that is not qualified for federal income tax purposes. The Energy Group Supplementary Benefit Plan provides that, in the event that the annual retirement benefit of any participant in the Energy Group Pension Plan, determined pursuant to such plan’s benefit formula, cannot be paid because of certain limits on annual benefits and contributions imposed by the Internal Revenue Code, the amount by which such benefit must be reduced represent an unfunded liability and will be paid to the participant from the general assets of Covanta.
      The following table shows the estimated annual retirement benefits payable in the form of a life annuity at age 65 under the Covanta Energy Group Pension Plan and the Covanta Energy Group Supplemental Benefit Plan. Mr. Klett has 18.8 years, Mr. Orlando has 17.7 years, Mr. Simpson has 12.4 years and Mr. Whitney has 18 years of credited service under the Energy Group Pension Plan as of December 31, 2004 and had annual average earnings for the last 5 years of, $483,247, $550,043, $343,617 and $251,419 respectively. The table below shows the estimated annual retirement benefits payable at age 65. Effective January 1, 2002 the Energy Group Pension Plan was amended to: (a) coordinate benefits with Social Security and (b) change the normal form of payment from a 10-year certain and continuous annuity to a single life annuity. Because each individual’s 35-year average of the Social Security wage base is different and because the January 1, 2002 plan changes apply only to service after 2001, the annual benefit illustrated is at the pre-coordination level (1.5%) on a single life annuity basis for all years of service. The annual benefit illustrated will not be materially impacted by the integration with the 35-year average of the social security wage base and the form of benefit change, as one will slightly decrease the annual benefit, and the other will slightly increase the annual benefit resulting in no material impact.

Average Annual Earnings in
5 Consecutive Highest Paid	Estimated Annual Retirement Benefits Based on Yrs of Service
Years Out of Last 10 Years
Preceding Retirement	5	10	15	20	25	30	35	40

250,000	18,750	37,500	56,250	75,000	93,750	112,500	131,250	150,000
270,000	20,250	40,500	60,750	81,000	101,250	121,500	141,750	162,000
290,000	21,750	43,500	65,250	87,000	108,750	130,500	152,250	174,000
310,000	23,250	46,500	69,750	93,000	116,250	139,500	162,750	186,000
330,000	24,750	49,500	74,250	99,000	123,750	148,500	173,250	198,000
350,000	26,250	52,500	78,750	105,000	131,250	157,500	183,750	210,000
370,000	27,750	55,500	83,250	111,000	138,750	166,500	194,250	222,000

Average Annual Earnings in
5 Consecutive Highest Paid	Estimated Annual Retirement Benefits Based on Yrs of Service
Years Out of Last 10 Years
Preceding Retirement	5	10	15	20	25	30	35	40

390,000	29,250	58,500	87,750	117,000	146,250	175,500	204,750	234,000
410,000	30,750	61,500	92,250	123,000	153,750	184,500	215,250	246,000
430,000	32,250	64,500	96,750	129,000	161,250	193,500	225,750	258,000
450,000	33,750	67,500	101,250	135,000	168,750	202,500	236,250	270,000
470,000	35,250	70,500	105,750	141,000	176,250	211,500	246,750	282,000
490,000	36,750	73,500	110,250	147,000	183,750	220,500	257,250	294,000
510,000	38,250	76,500	114,750	153,000	191,250	229,500	267,750	306,000
530,000	39,750	79,500	119,250	159,000	198,750	238,500	278,250	318,000
550,000	41,250	82,500	123,750	165,000	206,250	247,500	288,750	330,000
570,000	42,750	85,500	128,250	171,000	213,750	256,500	299,250	342,000
590,000	44,250	88,500	132,750	177,000	221,250	265,500	309,750	354,000
610,000	45,750	91,500	137,250	183,000	228,750	274,500	320,250	366,000
630,000	47,250	94,500	141,750	189,000	236,250	283,500	330,750	378,000
650,000	48,750	97,500	146,250	195,000	243,750	292,500	341,250	390,000
670,000	50,250	100,500	150,750	201,000	251,250	301,500	351,750	402,000
690,000	51,750	103,500	155,250	207,000	258,750	310,500	362,250	414,000
710,000	53,250	106,500	159,750	213,000	266,250	319,500	372,750	426,000
730,000	54,750	109,500	164,250	219,000	273,750	328,500	383,250	438,000
750,000	56,250	112,500	168,750	225,000	281,250	337,500	393,750	450,000
Employment Contracts, Termination of Employment and Change-in-Control Arrangements
      Anthony J. Orlando was named Danielson’s President and Chief Executive Officer effective October 5, 2004. Other than the employment agreement and compensation matters described below, Mr. Orlando has not engaged in any reportable transactions with Danielson or any of its subsidiaries during the Danielson’s last fiscal year, and he is not a party to any currently proposed transactions with Danielson. Mr. Orlando does not have any family relationship with any other executive officer or director of Danielson.
      Mr. Orlando continues to serve as the President and Chief Executive Officer of Covanta, a position he has held since November 2003.
      Danielson and Covanta entered into a five-year employment agreement with Mr. Orlando, commencing October 5, 2004. Pursuant to his employment agreement, Mr. Orlando is entitled to an initial base salary of $400,000 per year and an annual target bonus of 80% of his base salary, depending upon Covanta’s achievement of certain financial targets and other criteria approved by the Board of Directors of Danielson. Mr. Orlando also received a grant of 49,656 shares of restricted stock, valued at $360,000 at the date of grant, and options to purchase 200,000 shares of Danielson’s common stock at a price of $7.43 per share pursuant to the Danielson Holding Corporation Equity Award Plan for Employees and Officers. The restricted stock vests in equal installments over three years, with 50% of such shares vesting in three equal annual installments commencing February 28, 2005, so long as Mr. Orlando is employed by Danielson, and 50% vesting in accordance with Covanta’s achievement of certain operating cash flow or other performance-based metrics of Covanta as approved by the Board of Directors, commencing February 28, 2005. The options vest over three years in equal installments, commencing February 28, 2006. Mr. Orlando’s employment is subject to non-compete, non-solicitation and confidentiality provisions as set forth in the employment agreement. In the event that Mr. Orlando is terminated for any reason other than for “cause,” he shall be entitled to payment of his average annual compensation, consisting of his then current annual base salary plus his average annual target bonus, for (i) 36 months if such termination occurs in the first three years of his employment contract, or (ii) 24 months if such termination occurs in the last two years of his employment contract. Upon termination other than for “cause,” Mr. Orlando shall forfeit all rights and interests to any unvested equity awards, except for those equity awards that would otherwise vest within three months of the date of his termination. The employment agreement also provides for the acceleration of the vesting of the equity awards in the event of a change in control of Danielson or Covanta. The summary set forth above is qualified by reference to Mr. Orlando’s employment agreement which is incorporated by reference herein.
      Craig D. Abolt was named as the Senior Vice President and Chief Financial Officer of Danielson effective October 5, 2004. Other than the employment agreement and compensation matters described below, Mr. Abolt has not engaged in any reportable transactions with Danielson or any of its subsidiaries during Danielson’s last fiscal year, and he is not a party to any currently proposed transactions with Danielson. Mr. Abolt does not have any family relationship with any other executive officer or director of Danielson.
      Mr. Abolt continues to serve as the Senior Vice President and Chief Financial Officer of Covanta, a position he has held since June 2004.
      Danielson and Covanta entered into a five-year employment agreement with Mr. Abolt, commencing October 5, 2004. Pursuant to his employment agreement, Mr. Abolt is entitled to an initial base salary of $325,000 per year and an annual target bonus of 55% of his base salary, depending upon Covanta’s achievement of certain financial targets and other criteria approved by the Board of Directors of Danielson. Mr. Abolt also received a grant of 20,690 shares of restricted stock, valued at $150,000 at the date of grant, and options to purchase 85,000 shares of the Danielson’s common stock at a price of $7.43 per share pursuant to the Danielson Holding Corporation Equity Award Plan for Employees and Officers. The restricted stock vests in equal installments over three years, with 50% of such shares vesting in three equal annual installments commencing February 28, 2005, so long as Mr. Abolt is employed by Danielson, and 50% vesting in accordance with Covanta’s achievement of certain operating cash flow or other performance-based metrics of Covanta as approved by the Board of Directors, commencing February 28, 2005. The options vest over three years in equal installments, commencing February 28, 2006. Mr. Abolt’s employment is subject to non-compete, non-solicitation and confidentiality provisions as set forth in the employment agreement. In the event that Mr. Abolt is terminated for any reason other than for “cause,” he shall be entitled to payment of his average annual compensation, consisting of his then current annual base salary plus his average annual target bonus, for (i) 24 months if such termination occurs in the first two years of his employment contract, or (ii) 18 months if such termination occurs in the last three years of his employment contract. Upon termination other than for “cause,” Mr. Abolt shall forfeit all rights and interests to any unvested equity awards, except for those equity awards that would otherwise vest within three months of the date of his termination. The employment agreement also provides for the acceleration of the vesting of the equity awards in the event of a change in control of Danielson or Covanta. The summary set forth above is qualified by reference to Mr. Abolt’s employment agreement which is incorporated by reference herein.
      Timothy J. Simpson has been named as Danielson’s Senior Vice President, General Counsel and Secretary. Other than the employment agreement and compensation matters described below, Mr. Simpson has not engaged in any reportable transactions with Danielson or any of its subsidiaries during the Danielson’s last fiscal year, and he is not a party to any currently proposed transactions with Danielson. Mr. Simpson does not have any family relationship with any other executive officer or director of Danielson.
      Mr. Simpson continues to serve as the Senior Vice President, General Counsel and Secretary of Covanta, a position he has held since March 2003.
      Danielson and Covanta entered into a five-year employment agreement with Mr. Simpson, commencing October 5, 2004. Pursuant to his employment agreement, Mr. Simpson is entitled to an initial base salary of $240,180 per year and an annual target bonus of 45% of his base salary, depending upon Covanta’s achievement of certain financial targets and other criteria approved by the Board of Directors of Danielson. Mr. Simpson also received a grant of 17,242 shares of restricted stock, valued at $125,000 at the date of grant, and options to purchase 75,000 shares of the Danielson’s common stock at a price of $7.43 per share pursuant to the Danielson Holding Corporation Equity Award Plan for Employees and Officers. The restricted stock vests in equal installments over three years, with 50% of such shares vesting in equal annual installments commencing February 28, 2005, so long as Mr. Simpson is employed by Danielson, and 50% vesting in accordance with Covanta’s achievement of certain operating cash flow or other performance-based metrics of Covanta as approved by the Board of Directors, commencing February 28, 2005. The options vest over three years in equal installments, commencing February 28, 2006. Mr. Simpson’s employment is subject to non-compete, non-solicitation and confidentiality provisions as set forth in the employment agreement. In the event that Mr. Simpson is terminated for any reason other than for “cause,” he shall be entitled to payment of his average annual compensation, consisting of his then current annual base salary plus his average annual target bonus, for (i) 24 months if such termination occurs in the first two years of his employment contract, or (ii) 18 months if such termination occurs in the last three years of his employment contract. Upon termination other than for “cause,” Mr. Simpson shall forfeit all rights and interests to any unvested equity awards, except for those equity awards that would otherwise vest within three months of the date of his termination. The employment agreement also provides for the acceleration of the vesting of the equity awards in the event of a change in control of Danielson or Covanta. The summary set forth above is qualified by reference to Mr. Simpson’s employment agreement which is incorporated by reference herein
      Other than the employment agreements and compensation matters described below with respect to Messrs. Klett and Whitney, none of these officers have engaged in any reportable transactions with Covanta or Danielson or any of its subsidiaries during Danielson’s last fiscal year, and none are a party to any currently proposed transactions with Covanta or Danielson. Neither Messrs. Klett nor Whitney have any family relationship with any other executive officer or director of Covanta or Danielson.
      Covanta entered into five-year employment agreements with each of Messrs. Klett and Whitney each commencing October 5, 2004. Pursuant to their employment agreements, Messrs. Klett and Whitney are entitled to initial base salaries of $276,340 and $215,050, respectively, per year and an annual target bonus of 50% and 45%, respectively, of their base salary, depending upon Covanta’s achievement of certain financial targets and other criteria approved by the Board of Directors of Danielson. Messrs. Klett and Whitney also received a grant of restricted stock, valued at the date of grant at $140,000 and $110,000, respectively, and options to purchase 75,000 and 65,000 shares of Danielson’s common stock, respectively, at a price of $7.43 per share pursuant to the Danielson Holding Corporation Equity Award Plan for Employees and Officers. The restricted stock vests in equal installments over three years, with 50% of such shares vesting in three equal annual installments commencing February 28, 2005, so long as the recipient is employed by Covanta, and 50% vesting in accordance with Covanta’s achievement of certain operating cash flow or other performance-based metrics of Covanta as approved by the Board of Directors, commencing February 28, 2005. The options vest over three years in equal installments, commencing February 28, 2006. The employment of each of Messrs. Klett and Whitney is subject to non-compete, non-solicitation, and confidentiality provisions as set forth in each of their employment agreements. In the event that Messrs. Klett and Whitney is terminated for any reason other than for “cause,” such officer shall be entitled to payment of their average annual compensation, consisting of their then current annual base salary plus their average annual target bonus, for (i) 24 months if such termination occurs in the first two years of his employment contract, or (ii) 18 months if such termination occurs in the last three years of their employment contract. Upon termination other than for “cause,” such officer shall forfeit all rights and interests to any unvested equity awards, except for those equity awards that would otherwise vest within three months of the date of their termination. The employment agreement also provides for the acceleration of the vesting of the equity awards in the event of a change in control of Covanta. The summary set forth above is qualified by reference to Messrs. Klett and Whitney employment agreements which is incorporated by reference herein

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Covanta is a wholly-owned subsidiary of Danielson, 40 Lane Road, Fairfield, NJ 07004. Danielson owns 100% of the issued and outstanding common stock of Covanta. As of March 9, 2005, the issued and outstanding capital stock of Danielson consists of 73,214,836 shares of common stock, par value $0.10 per share. The following table sets forth the beneficial ownership of the common stock of Covanta and the common stock of Danielson, as of March 9, 2005, by Covanta’s directors, by its Named Executive Officers and by its directors and executive officers as a group.
      The number of shares beneficially owned by each entity, person, current director or Named Executive Officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the right to acquire within 60 days after the date of this table, through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, or dependent children within his or her household with respect to the shares set forth in the following table. Unless otherwise indicated, the address for all current executive officers and directors is c/o Covanta Energy Corporation, 40 Lane Road, Fairfield, NJ 07004. Covanta believes that, except as otherwise stated, the beneficial holders listed below have sole voting and investment power regarding the shares reflected as being beneficially owned by:
Common Stock Ownership of Certain Beneficial Owners

	Number of	Approximate		Approximate
	Shares of	Percent of	Number of Shares	Percent of
	Covanta Common	Class(1)	of Danielson	Class(3)
	Stock	(Percentage of	Common Stock	(Percentage of
	Beneficially	Covanta Shares	Beneficially	Danielson Shares
Name	Owned(1)	Outstanding)	Owned(2)	Outstanding)

Anthony J. Orlando	0	0%	49,656	*
Craig D. Abolt	0	0%	20,690	*
John M. Klett	0	0%	19,311	*
Timothy J. Simpson	0	0%	17,242	*
Joseph P. Sullivan(4)	0	0%	88,165	*
Scott Whitney	0	0%	15,173	*
All Executive Officers and Directors as a group (7 persons)	0	0%	225,410	*

*	Percentage of shares beneficially owned does not exceed one percent of the outstanding common stock of Danielson.

(1)	100% of the outstanding shares of Covanta are owned by Danielson.

(2)	In accordance with provisions of Danielson’s certificate of incorporation, all certificates representing shares of common stock beneficially owned by holders of five percent or more of the common stock are owned of record by Danielson, as escrow agent, and are physically held by Danielson in that capacity.

These amounts include the restricted stock granted to Messrs. Orlando, Abolt, Klett, Simpson and Whitney in the amounts of 49,656, 20,690, 19,311, 17,242 and 15,173 shares of restricted common stock of Danielson, respectively, pursuant to their respective employment agreements with Danielson and Covanta described in Item 11 under “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.” The restricted stock vests, subject to forfeiture and meeting certain performance-based metrics of Covanta as approved by the Board of Directors, under their respective employment agreements in equal installments over three years, with the first 1/3 having vested on February 28, 2005.

(3)	The number of shares owned by the named beneficial owners are equal to the approximate percentages of total Danielson shares outstanding as of March 9, 2005 listed in this column.

(4)	Includes shares underlying currently exercisable options to purchase 50,000 shares of Danielson’s common stock at an exercise price of $5.78 per share and shares underlying currently exercisable options to purchase 13,333 shares of Danielson’s common stock at an exercise price of $4.26 per share.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Related Party Agreements
      Covanta is a wholly-owned subsidiary of Danielson. Danielson entered into a corporate services agreement dated as of September 2, 2003, pursuant to which Equity Group Investments, L.L.C. agreed to provide certain administrative services to Danielson, including, among others, shareholder relations, insurance procurement and management, payroll services, cash management, tax and treasury functions, technology services, listing exchange compliance and financial and corporate record keeping. Samuel Zell, a former Chairman of Danielson’s Board, is also the Chairman of EGI, and William Pate, the current Chairman of Danielson’s Board, are also executive officers of EGI. Under the agreement, Danielson paid to EGI $20,000 per month plus specified out-of-pocket fees and expenses incurred by EGI under this corporate services agreement. Danielson and EGI terminated this agreement with the integration of Covanta’s operations with Danielson’s as of November 2004.
      As part of the investment and purchase agreement dated as of December 2, 2003 pursuant to which Danielson agreed to acquire Covanta, Danielson arranged for a new replacement letter of credit facility for Covanta, secured by a second priority lien on Covanta’s available domestic assets, consisting of commitments for the issuance of standby letters of credit in the aggregate amount of $118 million. This financing was provided by SZ Investments, Third Avenue Trust, on behalf of Third Avenue Value Fund Series (referred to herein collectively as “TAVF”), and Laminar, a significant creditor of Covanta. Each of SZ Investments, TAVF and Laminar, the Bridge Lenders, or an affiliate own over five percent of Danielson’s common stock. Samuel Zell, former Chief Executive Officer and Chairman of the Board of Danielson, and William Pate, the current Chairman of the Board of Danielson, are affiliated with SZ Investments. David Barse, a director of Danielson, is affiliated with TAVF. This second lien credit facility has a term of five years. The letter of credit component of the second lien credit facility requires cash collateral to be posted for issued letters of credit in the event Covanta has cash in excess of specified amounts. Covanta also paid an upfront fee of $2.36 million upon entering into the second lien credit agreement, and will pay (1) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, (2) an annual agency fee of $30,000, and (3) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit. Amounts paid with respect to drawn letters of credit bear interest at the rate of 4.5% over the base rate on issued letters of credit, increasing to 6.5% over the base rate in specified default situations. Subsequent to the signing of the investment and purchase agreement, each of the Bridge Lenders assigned approximately 30% of their participation in the second lien letter of credit facility to Goldman Sachs Credit Partners, L.P. and Laminar assigned the remainder of its participation in the second lien letter of credit facility to TRS Elara, LLC.
      Danielson obtained the financing for its acquisition of Covanta pursuant to a note purchase agreement dated December 2, 2003, from the Bridge Lenders. Pursuant to the note purchase agreement, the Bridge Lenders provided Danielson with $40 million of bridge financing in exchange for notes issued by Danielson. Danielson repaid the notes with the proceeds from a rights offering of common stock of Danielson which was completed in June 2004 and in connection with the conversion of a portion of the note held by Laminar into 8.75 million shares of common stock of Danielson pursuant to the note purchase agreement. In consideration for the $40 million of bridge financing and the arrangement by the Bridge Lenders of the $118 million second lien credit facility and the arrangement by Laminar of a $10 million international revolving credit facility secured by Covanta’s international assets, Danielson issued to the Bridge Lenders an aggregate of 5,120,853 shares of common stock.
      Pursuant to registration rights agreements Danielson filed a registration statement with the SEC to register the shares of common stock issued to the Bridge Lenders under the note purchase agreement. The registration statement was declared effective on August 24, 2004.
      As part of Danielson’s negotiations with Laminar and their becoming a five percent stockholder, pursuant to a letter agreement dated December 2, 2003, Laminar agreed to transfer restrictions on the shares of common stock that Laminar acquired pursuant to the note purchase agreement. Further, in accordance with the transfer restrictions contained in Article Five of Danielson’s charter restricting the resale of Danielson’s common stock by five percent stockholders, Danielson has agreed with Laminar to provide it with limited rights to resell the common stock that it holds.
      Also in connection with the financing for the acquisition of Covanta, Danielson agreed to pay up to $0.9 million in the aggregate to the Bridge Lenders as reimbursement for expenses incurred by them in connection with the note purchase agreement.
      The Purchase Agreement and other transactions involving SZ Investments, TAVF and Laminar were negotiated, reviewed and approved by a special committee of Danielson’s Board of Directors composed solely of disinterested directors and advised by independent legal and financial advisors.
      As of January 31, 2005, Danielson entered into a stock purchase agreement (the “Purchase Agreement”) with Ref-Fuel, an owner and operator of waste-to-energy facilities in the northeast United States, and Ref-Fuel’s stockholders to purchase 100% of the issued and outstanding shares of Ref-Fuel capital stock. Under the terms of the Purchase Agreement, the Company will pay $740 million in cash for the stock of Ref-Fuel and will assume the consolidated net debt of Ref-Fuel, which as of September 30, 2004 was $1.2 billion. After the transaction is completed, Ref-Fuel will be a wholly-owned subsidiary of Covanta.
      Danielson intends to finance its anticipated purchase of Ref-Fuel through a combination of debt and equity financing. The equity component of the financing is expected to consist of an approximately $400 million Ref-Fuel Rights Offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders at $6.00 per share. In this Ref-Fuel Rights Offering Danielson’s existing stockholders will be issued rights to purchase Danielson’s stock on a pro rata basis, with each holder entitled to purchase approximately 0.9 shares of Danielson’s common stock at an exercise price of $6.00 per full share for each share of Danielson’s common stock then held.
      Four of the largest stockholders of Danielson, SZ Investments and its affiliate EGI-Fund (05-07) Investors, L.L.C., TAVF and Laminar representing ownership of approximately 40% of Danielson’s outstanding common stock, have each separately committed to participate in the Ref-Fuel Rights Offering and acquire their respective pro rata portion of the shares. As consideration for their commitments, Danielson will pay each of these four stockholders an amount equal to 1.5% to 2.25% of their respective equity commitments, depending on the timing of the transaction. Danielson agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Danielson undertake an underwritten offering within twelve months of the closing of the acquisition of American Ref-Fuel in order to provide such stockholders with liquidity.
      Danielson also expects to complete its previously announced 9.25% Offering for up to 3 million shares of its common stock to certain holders of 9.25% debentures issued by Covanta at a purchase price of $1.53 per share which Danielson is required to conduct in order to satisfy its obligations as the sponsor of the plan of reorganization of Covanta. This 9.25% Offering will be made solely to holders of the $100 million of principal amount of 9.25% Debentures due 2002 issued by Covanta that voted in favor of Covanta’s second reorganization plan on January 12, 2004. On January 12, 2004, holders of $99.6 million in principal amount of 9.25% Debentures voted in favor of the plan of reorganization and are eligible to participate in the 9.25% Offering.
      Danielson has executed a letter agreement with Laminar pursuant to which Danielson agrees that if the 9.25% Offering has not closed prior to the record date for the Ref-Fuel Rights Offering, then Danielson will revise the 9.25% Offering so that the holders that participate in the 9.25% Offering are offered additional shares of Danielson’s common stock at the same purchase price as in the Ref-Fuel Rights Offering and in an amount equal to the number of shares of common stock that such holders would have been entitled to purchase in the Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the Ref-Fuel Rights Offering.
      Danielson has filed a registration statement with respect to the 9.25% Offering and intends to file a registration statement with respect to the Ref-Fuel Rights Offering with the SEC and the statements contained herein shall not constitute an offer to sell or the solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made in compliance with all applicable securities laws.

      Clayton Yeutter, a director of Danielson, is of counsel to the law firm of Hogan & Hartson LLP. Hogan & Hartson provided Covanta with certain legal services during 2004 as it has for many years prior thereto. This relationship preceded Danielson’s acquisition of Covanta and Mr. Yeutter did not direct or have any direct or indirect involvement in the procurement or the provision of such legal services and does not directly or indirectly benefit from those fees. The Board of Directors of Danielson has determined that such relationship does not interfere with Mr. Yeutter’s exercise of independent judgment as a director.
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
      As a member of the Danielson consolidated reporting group, Danielson’s Audit Committee will retain Covanta’s independent accountants for 2005, pursuant to Danielson’s policies. Under Covanta’s and Danielson’s policies Covanta may not retain its independent accountants to provide non-audit services unless such services are approved in advance by Danielson’s Audit Committee.
      In March 2004, Danielson’s Board, upon the recommendation of the Audit Committee, adopted an amended and restated Audit Committee Charter and Audit Committee Key Practices, which require the Audit Committee to pre-approve all permitted non-audit services. It is the Audit Committee’s practice to restrict the non-audit services that may be provided to Danielson by Danielson’s independent auditors primarily to tax services and merger and acquisition due diligence and integration services, and then only when the services offered by the auditor’s firm are more effective or economical than services available from other providers, and, to the extent possible, only after competitive bidding for such services.
Fees and Services
      During 2003 and 2002, Deloitte & Touche LLP (“Deloitte & Touche”) served as Covanta’s principal independent accounting firm. On March 30, 2004, following the Danielson’s acquisition of Covanta, Danielson’s Board of Directors, upon recommendation of the Danielson’s Audit Committee, which committee also serves as Covanta’s Audit Committee, dismissed Covanta’s independent auditors, Deloitte & Touche, and engaged the services of Ernst & Young LLP (“Ernst & Young”), Danielson’s current independent auditors, as Covanta’s new independent auditors.
      During the two most recent fiscal years of Covanta ended December 31, 2004 and 2003 there were not any disagreements between Covanta and Ernst & Young in 2004 or between Covanta and Deloitte & Touche in 2003 on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to Ernst & Young’s or Deloitte & Touche’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.
      The following table presents the aggregate fees for audit, audit related, tax and other services rendered by Ernst & Young and Deloitte & Touche (together the “Auditors”) for the years ended December 31, 2004 and 2003, respectively. In pre-approving the services generating fees in 2004 and 2003, the Audit Committee has not relied on the de minimis exception to the SEC pre-approval requirements applicable to audit-related, tax and all other permitted non-audit services.

		Deloitte &
	Ernst & Young LLP	Touche LLP

Services	2004*	2004*	2003*

Audit fees	$3,688	$1,798	$1,879
Audit-related fees	1,602	—	79
Tax fees	37	2,084	1,977
All other fees	—	—	39

Total	$5,327	$3,882	$3,974

*	Amounts in thousands.
      Audit Fees. This category includes the audit of Covanta’s annual financial statements, review of financial statements included in Covanta’s Quarterly Reports on Form 10-Q or services that are normally provided by the Auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes services normally provided by the Auditors in connection with statutory and regulatory filings or engagement for each of the referenced years. Fees also include statutory and financial audits for subsidiaries of Covanta. The Deloitte & Touche 2004 fees relate to 2003 audit services billed in 2004.
      Audit-Related Fees. This category consists of assurance and related services provided by the Auditors that are reasonably related to the performance of an audit or review of Covanta’s financial statements and are not reported above under “Audit Fees.”
      Tax Fees. This category consists of professional services rendered by the Auditors for tax compliance, tax advice and tax planning. The services for fees under this category in 2004 and 2003 were related principally to tax compliance services for U.S. federal and state and foreign tax returns, as well as tax consulting services for subsidiaries. Fees for tax compliance services totaled $1.2 million and $1 million in 2004 and 2003, respectively. Tax compliance services are services rendered to the Company with respect to assisting with federal, state, local and benefit tax returns. Fees for tax consulting services totaled $0.9 million and $1 million in 2004 and 2003, respectively. Tax consulting services are services rendered with respect to general tax advisory services.
      All Other Fees. This category consists of any other products or services provided by the Auditors not described above.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as a part of this report:

(1) Financial Statements:

All financial statements: see Index to Financial Statements, see Part II, Item 8.

(2) Financial Statement Schedules:

Included in Part II of this report:

Schedule II	— Valuation and Qualifying Accounts

— Tax Valuation Allowance

(3) Exhibits:

Exhibits to this Form 10-K are listed in the Exhibit Index included in this Form 10-K.
EXHIBIT INDEX

Exhibit No.		Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

†2	.1	Debtors’ First Amended Joint Plan of Reorganization (previously filed as Exhibit 2.1 to Covanta’s Current Report on Form 8-K dated October 22, 2003 and incorporated herein by reference).

†2	.2	Debtors’ First Amended Joint Plan of Liquidation (previously filed as Exhibit 2.2 to Covanta’s Current Report on Form 8-K dated October 22, 2003 and incorporated herein by reference).

†2	.3	Heber Debtors’ Second Amended Joint Plan of Reorganization (previously filed as Exhibit 2.3 to Covanta’s Current Report on Form 8-K dated October 22, 2003 and incorporated herein by reference).

†2	.4	Disclosure Statement with Respect to Reorganizing Debtors’ Joint Plan of Reorganization, Heber Debtors’ Joint Plan of Reorganization and Liquidating Debtors’ Joint Plan of Liquidation (previously filed as Exhibit 2.4 to Covanta’s Current Report on Form 8-K dated October 22, 2003 and incorporated herein by reference).

†2	.5	Short-Form Disclosure Statement with Respect to Reorganizing Debtors’ Joint Plan of Reorganization, Heber Debtors’ Joint Plan of Reorganization and Liquidating Debtors’ Joint Plan of Liquidation (previously filed as Exhibit 2.5 to Covanta’s Current Report on Form 8-K dated October 22, 2003 and incorporated herein by reference).

†2	.6	Reorganizing Debtors’ Second Joint Plan of Reorganization (previously filed as Exhibit T3E-1 to Covanta’s Form T-3/A (Amendment No. 3) dated January 26, 2004 and incorporated herein by reference).

†2	.7	Liquidating Debtors’ Second Joint Plan of Liquidation (previously filed as Exhibit T3E-2 to Covanta’s Form T-3/ A (Amendment No. 3) dated January 26, 2004 and incorporated herein by reference).

†2	.8	Second Disclosure Statement with Respect to the Second Joint Plan of Reorganization and Second Joint Plan of Liquidation (previously filed as Exhibit T3E-3 to Covanta’s Form T-3/ A (Amendment No. 3) dated January 26, 2004 and incorporated herein by reference).

†2	.9	Investment and Purchase Agreement between Danielson Holding Corporation and Covanta Energy Corporation, dated December 2, 2003 (previously filed as Exhibit 2.9 to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Articles of Incorporation and By-Laws

†3	.1	Covanta’s Restated Certificate of Incorporation as amended (previously filed as Exhibit 3(a) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

Exhibit No.		Description

†3	.2	Certificate of Ownership and Merger, merging Ogden-Covanta, Inc. into Ogden Corporation, dated March 7, 2001 (previously filed as Exhibit 3.1(b) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

†3	.3	Covanta’s By-Laws, as amended through April 8, 1998 (previously filed as Exhibit 3.2 to Ogden’s 10-Q for the Quarterly Period ended March 31, 1998 and incorporated herein by reference).

†3	.4	Covanta’s By-Laws, as amended through March 10, 2004 (previously filed as Exhibit 3.4 to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Instruments Defining Rights of Security Holders, including Indentures

†4	.1	Form of Indenture for 8.25% Senior Secured Notes due 2011 between Covanta and the Trustee (previously filed as Exhibit T3C-1 to Covanta’s Form T-3/A (Amendment No. 3) dated January 26, 2004 and incorporated herein by reference).

†4	.2	Cross-reference sheet showing the location in the Indenture for 8.25% Senior Secured Notes due 2011 of the provisions inserted therein pursuant to Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939 (previously filed as Exhibit T3F-1 to Covanta’s Form T-3/A (Amendment No. 3) dated January 26, 2004 and incorporated herein by reference).

†4	.3	Form of Indenture for 7.5% Unsecured Subordinated Notes due 2012 between Covanta and the Trustee (previously filed as Exhibit T3C-2 to Covanta’s Form T-3/ A (Amendment No. 6) dated March 9, 2004 and incorporated herein by reference).

†4	.4	Cross-reference sheet showing the location in the Indenture for 7.5% Senior Secured Notes due 2012 of the provisions inserted therein pursuant to Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939 (previously filed as Exhibit T3F-2 to Covanta’s Form T-3/A (Amendment No. 6) dated March 9, 2004 and incorporated herein by reference).

Material Contracts

†10	.1(a)	Termination Agreement by and between Ogden Facility Management Corporation of Anaheim, Covanta Energy Corporation and the City of Anaheim, California dated November 5, 2003 (previously filed as Exhibit 10.1(a) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(b)	Ownership Interest Purchase Agreement by and among Covanta Heber Field Energy, Inc., Heber Field Energy II, Inc., ERC Energy, Inc., ERC Energy II, Inc., Heber Loan Partners, Covanta Power Pacific, Inc., Pacific Geothermal Co., Mammoth Geothermal Co., AMOR 14 Corporation, Covanta SIGC Energy II, Inc. and Covanta Energy Americas, Inc. (the Sellers) and Covanta Energy Corporation and OrHeber 1 Inc., OrHeber 2 Inc., OrHeber 3 Inc. and OrMammoth Inc. (the Buyers) dated as of November 21, 2003 (previously filed as Exhibit 10.1(b) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(c)	Debtor In Possession Credit and Participation Agreement, dated as of April 1, 2002, among Covanta, Covanta’s U.S. Subsidiaries listed therein, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner (previously filed as Exhibit 10.1(j) to Covanta’s Annual Report on Form 10-K dated July 17, 2002 and incorporated herein by reference).

†10	.1(d)	Security Agreement, dated as of April 1, 2002, by and among Covanta, each of the other Borrowers listed on the signature pages thereof, each of the Subsidiary Guarantors listed on the signature pages thereof and each Additional Subsidiary Guarantor and Borrower that may become a party thereto after the date thereof, and Bank of America, N.A., in its capacity as administrative agent for and representative of Lenders from time to time party to the Credit Agreement (previously filed as Exhibit 10.1(k) to Covanta’s Annual Report on Form 10-K dated July 17, 2002 and incorporated herein by reference).

Exhibit No.		Description

†10	.1(e)	First Amendment to Debtor In Possession Credit Agreement and Security Agreement, dated as of April 3, 2002, by and among Covanta, the Subsidiaries of Covanta listed on the signature pages thereof as Borrowers, the Subsidiaries of Covanta listed on the signature pages thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1(l) to Covanta’s Annual Report on Form 10-K dated July 17, 2002 and incorporated herein by reference).

†10	.1(f)	Second Amendment to Debtor in Possession Credit Agreement, dated as of May 10, 2002, among Covanta, the Subsidiaries listed on the signature pages thereof as Borrowers, the Subsidiaries listed on the signature pages thereof as Subsidiary Guarantors, the Lenders listed therein, Bank of America, N.A., as Administrative Agent, and Deutsche Bank AG, New York Branch, as Documentation Agent (previously filed as Exhibit 10.1(a) to Covanta’s Quarterly Report on Form 10-Q dated November 13, 2002 and incorporated herein by reference).

†10	.1(g)	Third Amendment and Limited Waiver to Debtor in Possession Credit Agreement, dated as of October 4, 2002, among Covanta, the Subsidiaries listed on the signature pages thereof as Borrowers, the Subsidiaries listed on the signatures pages thereof as Subsidiary Guarantors, the Lenders listed therein, Bank of America, N.A., as Administrative Agent, and Deutsche Bank AG, New York Branch as Documentation Agent (previously filed as Exhibit 10.1(b) to Covanta’s Quarterly Report on Form 10-Q dated November 13, 2002 and incorporated herein by reference).

†10	.1(h)	Fourth Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent, dated as of December 10, 2002, by and among Covanta, the Subsidiaries of Covanta listed on the signature page thereof as Borrowers, the Subsidiaries of Covanta listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1(o) to Covanta’s Annual Report on Form 10-K dated March 31, 2003 and incorporated herein by reference).

†10	.1(i)	Fifth Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent, dated as of December 18, 2002, by and among Covanta, the Subsidiaries of Covanta listed on the signature page thereof as Borrowers, the Subsidiaries of Covanta listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1(p) to Covanta’s Annual Report on Form 10-K dated March 31, 2003 and incorporated herein by reference).

†10	.1(j)	Sixth Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent and Amendment to Security Agreement, dated as of March 25, 2003, by and among Covanta, the Subsidiaries of Covanta listed on the signature page thereof as Borrowers, the Subsidiaries of Covanta listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1(q) to Covanta’s Annual Report on Form 10-K dated March 31, 2003 and incorporated herein by reference).

†10	.1(k)	Seventh Amendment to Debtor-in-Possession Credit Agreement and Limited Consent, dated as of May 23, 2002, among Covanta, the Subsidiaries listed on the signature pages thereof as Borrowers, the Subsidiaries listed on the signatures pages thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and Deutsche Bank AG, New York Branch as Documentation Agent (previously filed as Exhibit 10.1(t) to Covanta’s Quarterly Report on Form 10-Q dated August 7, 2003 and incorporated herein by reference).

†10	.1(l)	Eighth Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent, dated as of August 22, 2003, by and among Covanta, the Subsidiaries of Covanta listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1 to Covanta’s Quarterly Report on Form 10-Q dated November 14, 2003 and incorporated herein by reference).

Exhibit No.		Description

†10	.1(m)	Ninth Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent, dated as of September 15, 2003, by and among Covanta, the Subsidiaries of Covanta listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.2 to Covanta’s Quarterly Report on Form 10-Q dated November 14, 2003 and incorporated herein by reference).

†10	.1(n)	Tenth Amendment to the Debtor-in-Possession Credit Agreement dated as of November 3, 2003 and entered into by and among Covanta, the Subsidiaries of Covanta listed on the signature page thereof as Borrowers, the Subsidiaries of Covanta listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent for the Lenders, and Deutsche Bank AG, New York branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1(n) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(o)	Eleventh Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent dated as of December 15, 2003 and entered into by and among Covanta, the Subsidiaries of Covanta listed on the signature page thereof as Borrowers, the Subsidiaries of Covanta listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent for the Lenders, and Deutsche Bank AG, New York branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1(o) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(p)	Credit Agreement dated as of March 10, 2004 among Covanta Energy Corporation, certain of its subsidiaries, certain lenders, Bank of America, N.A., as Administrative Agent, Deutsche Bank Securities, Inc. as Documentation Agent and Bank of America, N.A. and Deutsche Bank Securities, Inc. as Co-Lead Arrangers (previously filed as Exhibit 10.1(t) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(q)	First Amendment to Credit Agreement, dated December 15, 2004, by and among Covanta Energy Corporation, certain of its subsidiaries, certain lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Documentation Agent (previously filed as Exhibit 10.1 to Covanta’s Current Report on Form 8-K dated December 15, 2004 and incorporated herein by reference).

†10	.1(r)	Credit Agreement dated as of March 10, 2004 among Covanta Energy Corporation, certain of its subsidiaries, certain lenders and Bank One, N.A. as Administrative Agent (previously filed as Exhibit 10.1(s) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(s)	First Amendment to Credit Agreement, dated December 15, 2004, by and among Covanta Energy Corporation, certain of its subsidiaries, certain lenders and Bank One, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to Covanta’s Current Report on Form 8-K dated December 15, 2004 and incorporated herein by reference).

†10	.1(t)	Credit Agreement dated as of March 10, 2004 among Covanta Power International Holdings, Inc. and certain of its subsidiaries, certain lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities, Inc. as Documentation Agent and Bank of America, N.A. and Deutsche Bank Securities, Inc. as Co-Lead Arrangers (previously filed as Exhibit 10.1(t) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(u)	Credit Agreement dated as of March 10, 2004 among Covanta Power International Holdings, Inc. and certain of its subsidiaries and certain lenders and Deutsche Bank AG, New York Branch as Administrative Agent (previously filed as Exhibit 10.1(u) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Exhibit No.		Description

†10	.1(v)	Intercreditor Agreement dated as of March 10, 2004 among Covanta Energy Corporation and certain of its subsidiaries and certain lenders and Bank of America, N.A. as Administrative Agent, Bank One, NA as Administrative Agent, Deutsche Bank Securities, Inc. as Documentation Agent, and Danielson Holding Corporation (previously filed as Exhibit 10.1(v) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(w)	Intercreditor Agreement dated as of March 10, 2004 among Covanta Power International Holdings Inc. and certain of its subsidiaries and certain affiliates and certain lenders and Covanta Energy Americas, Inc., Bank of America, N.A. as Administrative Agent, and Deutsche Bank Securities, Inc. as Documentation Agent (previously filed as Exhibit 10.1(w) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Management Contracts

†10	.2(a)	Covanta Energy Pension Plan, as amended and restated and effective January 1, 2001 (previously filed as Exhibit 10.3(g)(i) to Covanta’s Annual Report on Form 10-K dated July 17, 2002 and incorporated herein by reference).

10	.2(b)	Covanta Energy Savings Plan, as amended by December 2003 Amendment.

†10	.2(c)	The Supplementary Benefit Plan of Ogden Projects Inc. (previously filed as Exhibit 10.8(t) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

†10	.2(d)	Covanta Energy Corporation Key Employee Severance Plan (previously filed as Exhibit 10.3(n) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

†10	.2(e)	Covanta Energy Corporation Key Employee Retention Bonus Plan (previously filed as Exhibit 10.3(o) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

†10	.2(f)	Covanta Energy Corporation Long-Term Incentive Plan (previously filed as Exhibit 10.3(p) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

†10	.2(g)	Danielson Holding Corporation Equity Award Plan for Employees and Officers (previously filed as Exhibit 10.1 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

†10	.2(h)	Form of Danielson Holding Corporation Restricted Stock Award Agreement (previously filed as Exhibit 10.2 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

†10	.2(i)	Form of Danielson Holding Corporation Stock Option Agreement (previously filed as Exhibit 10.3 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

Employment Agreements

†10	.3(a)	Employment Status and Consulting Agreement, effective November 5, 2003, by and between Covanta Energy Corporation and Scott Mackin (previously filed as Exhibit 10.4(a) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.3(b)	Employment Agreement, dated October 5, 2004, by and between Anthony J. Orlando and Danielson Holding Corporation and Covanta Energy Corporation (previously filed as Exhibit 10.4 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

†10	.3(c)	Employment Agreement, dated October 5, 2004, by and between Craig D. Abolt and Danielson Holding Corporation and Covanta Energy Corporation (previously filed as Exhibit 10.5 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

Exhibit No.		Description

†10	.3(d)	Employment Agreement, dated October 5, 2004, by and between Timothy J. Simpson and Danielson Holding Corporation and Covanta Energy Corporation (previously filed as Exhibit 10.6 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

†10	.3(e)	Employment Agreement, dated October 5, 2004, by and between John Klett and Covanta Energy Corporation (previously filed as Exhibit 10.7 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

†10	.3(f)	Employment Agreement, dated October 5, 2004, by and between Scott Whitney and Covanta Energy Corporation (previously filed as Exhibit 10.8 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

†10	.3(g)	Employment Agreement, dated October 5, 2004, by and between Seth Myones and Covanta Energy Corporation (previously filed as Exhibit 10.9 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

†10	.3(h)	Agreement between Covanta Energy Corporation and Bruce W. Stone dated January 8, 2004 (previously filed as Exhibit 10.4(b) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Agreements with Affiliates

†10	.6	Tax Sharing Agreement between Danielson Holding Corporation and Covanta Energy Corporation dated March 8, 2004 (previously filed as Exhibit 10.5(a) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Subsidiaries

21.1		Subsidiaries of Covanta.

Consents of Experts and Counsel

23.1		Independent Auditors Consent.

Rule 13a-14(a)/15d-14(a) Certifications

31.1		Certification of the Chief Executive Officer of Covanta Energy Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
31.2		Certification of the Chief Financial Officer of Covanta Energy Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

Section 1350 Certifications

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Executive Officer of Covanta Energy Corporation.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Financial Officer of Covanta Energy Corporation.

†	Not filed herewith, but incorporated herein by reference. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the SEC.
      (b) Exhibits: See Index to Exhibits.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Covanta Energy Corporation
(Registrant)

By:	/s/ Anthony J. Orlando

Anthony J. Orlando
President and Chief Executive Officer
Date: March 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Anthony J. Orlando Anthony J. Orlando	President, Chief Executive Officer and Director	March 14, 2005

/s/ Craig D. Abolt Craig D. Abolt	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 14, 2005

/s/ Joseph P. Sullivan Joseph P. Sullivan	Director	March 14, 2005
Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.
      No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of Covanta, and Covanta does not presently contemplate sending any such material subsequent to the filing of this report.

Quezon Power, Inc.
Consolidated Financial Statements
December 31, 2004 and 2003
and the Years Ended
December 31, 2004, 2003 and 2002
(In United States Dollars)
and
Report of Independent Auditors

REPORT OF INDEPENDENT AUDITORS
To the Management Committee of Quezon Power, Inc.
      We have audited the accompanying consolidated balance sheets of Quezon Power, Inc. (incorporated in the Cayman Islands, British West Indies) and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quezon Power, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.
      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligation in 2003.

/s/ Sycip Gorres Velayo & Co.
A Member Practice of Ernst & Young Global
Makati City, Philippines
February 14, 2005

QUEZON POWER, INC.
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

ASSETS
Current Assets
Cash	$39,404,181	$92,034,651
Accounts receivable — net of allowance for bad debts of $8,485,146 in 2004 and $7,908,586 in 2003 (Note 8)	33,283,177	30,219,419
Fuel inventories	7,740,902	2,813,418
Spare parts	11,997,603	7,862,712
Due from affiliated companies (Note 6)	697,470	671,632
Prepaid expenses and other current assets	7,016,139	5,993,842

Total Current Assets	100,139,472	139,595,674
Property, Plant and Equipment — net (Notes 3, 5 and 8)	685,735,745	701,661,466
Deferred Financing Costs — net (Note 5)	27,376,966	33,739,900
Deferred Income Taxes (Note 4)	9,340,567	9,805,585
Prepaid Input Value-Added Taxes — net	9,611,838	6,025,658

	$832,204,588	$890,828,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses (Note 8)	$38,331,623	$27,866,072
Due to affiliated companies (Note 6)	352,462	2,315,331
Current portion of (Note 5):
Long-term loans payable	40,002,310	38,598,480
Bonds payable	6,450,000	6,450,000
Income taxes payable	70,824	54,465

Total Current Liabilities	85,207,219	75,284,348
Long-term Loans Payable — net of current portion (Note 5)	256,752,703	296,755,016
Bonds Payable — net of current portion (Note 5)	190,275,000	196,725,000
Asset Retirement Obligation (Note 2)	3,481,098	3,298,498
Minority Interest	6,371,565	6,626,965
Stockholders’ Equity (Note 7)	290,117,003	312,138,456

	$832,204,588	$890,828,283

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31

	2004	2003	2002

OPERATING REVENUES (Note 8)	$214,865,088	$217,869,232	$208,132,957

OPERATING EXPENSES
Fuel costs	40,822,798	36,002,310	35,800,748
Operations and maintenance	36,770,262	29,479,164	35,559,352
Depreciation and amortization	19,263,376	18,776,557	18,750,151
General and administrative	16,768,912	18,095,761	15,414,227

	113,625,348	102,353,792	105,524,478

INCOME FROM OPERATIONS	101,239,740	115,515,440	102,608,479

OTHER INCOME (CHARGES)
Interest income	731,751	702,954	937,337
Foreign exchange gain — net	105,899	94,789	384,772
Interest expense (Note 5)	(39,502,726)	(42,321,405)	(45,180,633)
Amortization of deferred financing costs	(6,362,934)	(6,995,001)	(7,705,161)
Other income (charges) — net (Note 5)	(409,779)	(281,928)	3,903,685

	(45,437,789)	(48,800,591)	(47,660,000)

INCOME BEFORE INCOME TAX, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	55,801,951	66,714,849	54,948,479

BENEFIT FROM (PROVISION FOR) INCOME TAX (Note 4)
Current	(216,786)	(220,889)	—
Deferred	(465,018)	2,005,684	2,864,359

	(681,804)	1,784,795	2,864,359

INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	55,120,147	68,499,644	57,812,838
MINORITY INTEREST	(1,292,540)	(1,606,129)	(1,355,518)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	53,827,607	66,893,515	56,457,320
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE — net of benefit from income tax — deferred, branch profits remittance tax and minority interest amounting to $166,657, $52,060 and $7,083, respectively (Note 2)	—	(295,004)	—

NET INCOME	$53,827,607	$66,598,511	$56,457,320

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,827,607	$66,598,511	$56,457,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,263,376	18,776,557	18,750,151
Amortization of deferred financing costs	6,362,934	6,995,001	7,705,161
Minority interest	1,292,540	1,606,129	1,355,518
Deferred income taxes	465,018	(2,005,684)	(2,864,359)
Accretion on asset retirement obligation	182,600	167,508	—
Unrealized foreign exchange loss (gain) — net	(182,117)	88,480	(317,254)
Cumulative effect of change in accounting principle	—	295,004	—
Gain on sale of property, plant and equipment	—	(16,793)	—
Noncash gain from reversal of inventory allowance	—	—	(1,130,000)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(3,233,753)	(4,319,426)	(4,549,548)
Fuel inventories	(4,927,484)	3,860,655	3,858,559
Spare parts	(4,134,891)	(615,794)	(836,189)
Prepaid expenses and other current assets	(1,275,504)	2,230	(281,766)
Prepaid input value-added taxes	(3,586,180)	(2,577,989)	(2,506,902)
Increase in:
Accounts payable and accrued expenses	10,996,927	2,716,764	13,214,673
Income taxes payable	16,359	54,465	—

Net cash from operating activities	75,067,432	91,625,618	88,855,364

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,337,655)	(1,124,883)	(933,912)
Proceeds from sale of property, plant and equipment	—	16,806	—

Net cash used in investing activities	(3,337,655)	(1,108,077)	(933,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(75,849,060)	(20,658,400)	(26,789,000)
Payments of:
Term loan	(35,389,726)	(35,389,726)	(35,389,726)
Bonds payable	(6,450,000)	(5,375,000)	(4,300,000)
Long-term loans payable	(3,208,757)	(2,206,018)	(601,642)
Net changes in accounts with affiliated companies	(1,979,103)	1,298,863	1,459,967
Minority interest	(1,547,940)	(496,000)	(660,000)

Net cash used in financing activities	(124,424,586)	(62,826,281)	(66,280,401)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	64,339	30,916	71,672

NET INCREASE (DECREASE) IN CASH	(52,630,470)	27,722,176	21,712,723
CASH AT BEGINNING OF YEAR	92,034,651	64,312,475	42,599,752

CASH AT END OF YEAR	39,404,181	$92,034,651	$64,312,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	39,694,095	$40,819,139	$43,585,195
Income taxes	200,427	166,424	—
Noncash investing and financing activity:
Recognition of asset retirement obligation	—	2,747,564	—

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

		Additional
	Capital Stock	Paid-in	Retained
	(Note 7)	Capital	Earnings	Total

Balance at December 31, 2001	$1,001	$207,641,266	$28,887,758	$236,530,025
Cash dividends	—	—	(26,789,000)	(26,789,000)
Net income for the year	—	—	56,457,320	56,457,320

Balance at December 31, 2002	1,001	207,641,266	58,556,078	266,198,345
Cash dividends	—	—	(20,658,400)	(20,658,400)
Net income for the year	—	—	66,598,511	66,598,511

Balance at December 31, 2003	1,001	207,641,266	104,496,189	312,138,456
Cash dividends	—	—	(75,849,060)	(75,849,060)
Net income for the year	—	—	53,827,607	53,827,607

Balance at December 31, 2004	$1,001	$207,641,266	$82,474,736	$290,117,003

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business
     (a) Organization
      Quezon Power, Inc. (the Company; formerly Ogden Quezon Power, Inc.), an exempted company with limited liability, was incorporated in the Cayman Islands, British West Indies on August 4, 1995 primarily: (i) to be a promoter, a general or limited partner, member, associate, or manager of any general or limited partnership, joint venture, trust or other entity, whether established in the Republic of the Philippines or elsewhere and (ii) to engage in the business of power generation and transmission and in any development or other activity related thereto; provided that the Company shall only carry on the business for which a license is required under the laws of the Cayman Islands when so licensed under the terms of such laws. The Philippine Branch (the Branch) was registered with the Philippine Securities and Exchange Commission on March 15, 1996 to carry out the Company’s business in the Republic of the Philippines to the extent allowed by law including, but not limited to, developing, designing and arranging financing for a 470-megawatt (net) base load pulverized coal-fired power plant and related electricity transmission line (the Project) located in Quezon Province, Republic of the Philippines. In addition, the Branch is responsible for the organization and is the sole general partner of Quezon Power (Philippines), Limited Co. (the Partnership), a limited partnership in the Philippines. The Partnership is responsible for financing, constructing, owning and operating the Project.
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
      Ultimately, 100% of the aggregate capital contributions of the Company to the Partnership were indirectly made by Quezon Generating Company, Ltd. (QGC), a Cayman Islands limited liability company, and Covanta Power Development — Cayman, Inc. (CPD; formerly Ogden Power Development — Cayman, Inc.), an indirect wholly owned subsidiary of Covanta Energy Group, Inc. (formerly Ogden Energy Group, Inc.), a Delaware corporation. The shareholders of QGC are QGC Holdings, Ltd. and Global Power Investment, L.P. (GPI), both Cayman Islands companies. QGC Holdings, Ltd. is a wholly owned subsidiary of InterGen N.V. (formerly InterGen), a joint venture between Bechtel Enterprises, Inc. (Bechtel) and Shell Generating Limited (Shell). The ultimate economic ownership percentages among QGC, CPD and PMRL in the Partnership are 71.875%, 26.125% and 2%, respectively.
      The equity commitment of the Company, up to $207.7 million, was made pursuant to an equity contribution agreement and is supported by letters of credit provided by ABN AMRO. These letters of credit were obtained with the financial backing of InterGen N.V. and Covanta Corporation (formerly Ogden Corporation). PMRL does not have any equity funding obligation.

(b) Allocation of Earnings
      Each item of income and loss of the Partnership for each fiscal year (or portion thereof) shall be allocated 21% to the Company, as a general partner; 77% to the Company, as a limited partner; and 2% to PMRL, as a limited partner.

(c) The Project
      The Project is a 470-megawatt (net) base load pulverized coal-fired electricity generation facility and related transmission line. The Project receives substantially all of its revenue from a 25-year take-or-pay Power Purchase Agreement (PPA) and a Transmission Line Agreement (TLA) with the Manila Electric Company (Meralco). Construction of the Project commenced in December 1996 and the Project started commercial operations on May 30, 2000. The total cost of the Project was $895.4 million.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Principal Business Risks
      The principal risks associated with the Project include operating risks, dependence on one customer (Meralco), environmental matters, permits, political and economic factors and fluctuations in currency.
      The risks associated with operating the Project include the breakdown or failure of equipment or processes and the performance of the Project below expected levels of output or efficiency due to operator fault and/or equipment failure. Meralco is subject to regulation by the Energy Regulatory Commission (ERC) with respect to sales charged to consumers. In addition, pursuant to the Philippine Constitution, the Philippine government at any time may purchase Meralco’s property upon payment of just compensation. If the Philippine government were to purchase Meralco’s property or the ERC ordered any substantial disallowance of costs, Meralco would remain obligated under the PPA to make the firm payments to the Partnership. Such purchase or disallowance, however, could result in Meralco being unable to fulfill its obligations under the PPA, which would have material adverse effect on the ability of the Partnership to meet its obligations under the credit facilities [see Notes 5, 8(a), 8(b) and 10(f)].

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements of the Company include the financial position and results of operations of the Partnership and have been prepared in conformity with accounting principles generally accepted in the United States (U.S.).

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and the Partnership, a 98%-owned and controlled limited partnership. All significant intercompany transactions have been eliminated.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Inventories
      Fuel inventories and spare parts are valued at the lower of cost or market value, net of any provision for inventory losses. Cost is determined using the moving average cost method.

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

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Category	Number of Years

Power plant	50
Transmission lines	25
Others	3 to 5
      The cost of routine maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, both the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is credited or charged to current operations.

Deferred Financing Costs
      Deferred financing costs represent the costs incurred to obtain project financing and are amortized, using the effective interest rate method, over the lives of the related loans.

Derivative Instruments and Hedging Activities
      The Company accounts for derivative instruments and hedging activities under Statement of Financial Accounting Standards (SFAS) No. 133 (subsequently amended by SFAS No. 138 and No. 149), Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes certain accounting and reporting standards requiring all derivative instruments to be recorded as either assets or liabilities measured at fair value. Changes in derivative fair values are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting treatment for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations and requires the Company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company periodically reviews its existing contracts to determine the existence of any embedded derivatives. As of December 31, 2004, there are no significant embedded derivatives that exist.

Prepaid Input Value-Added Taxes
      Prepaid input value-added taxes (VAT) represent VAT imposed on the Partnership by its suppliers for the acquisition of goods and services required under Philippine taxation laws and regulations.
      The input VAT is recognized as an asset and will be used to offset the Partnership’s current VAT liabilities [see Note 10(a)] and any excess will be claimed as tax credits. Input taxes are stated at their estimated net realizable values.

Revenue Recognition
      Revenue is recognized when electric capacity and energy is delivered to Meralco [see Note 8(a)]. Commencing on the Commercial Operations Date and continuing throughout the term of the PPA, the Partnership receives payment, net of penalty obligation for each kilowatt hour (kWh) of shortfall deliveries, consisting of a Monthly Capacity Payment, Monthly Operating Payment and Monthly Energy Payment as defined in the PPA.
      Revenue from transmission lines consists of Capital Cost Recovery Payment (CCRP) and the Transmission Line Monthly Operating Payment as defined in the TLA. Transmission Line Monthly Operating Payment is recognized as revenue in the period it is intended for.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
      The Partnership is registered with the Philippine Board of Investments as a pioneer enterprise under a statutory scheme designed to promote investments in certain industries (including power generation). As such, the Partnership benefits from a six-year income tax holiday starting on January 1, 2000. During 2004, the Partnership was able to move the effective date of its income tax holiday period to May 30, 2000, coinciding with the start of commercial operations. Under Philippine taxation laws, a corporate tax rate of 32% is levied against Philippine taxable income. Net operating losses, on the other hand, can be carried forward for three immediately succeeding years.
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
      The Company is not subject to income taxes as a result of the Company’s being incorporated in the Cayman Islands. However, the Philippine branch profit remittance tax of 15% will be levied against the total profit applied or earmarked for remittance by the Branch to the Company.

Functional Currency
      The functional currency of the Company and the Partnership has been designated as the U.S. dollar because borrowings under the credit facilities are made and repaid in U.S. dollars. In addition, all major agreements are primarily denominated in U.S. dollars or are U.S. dollar linked. Consequently, the consolidated financial statements and transactions of the Company and the Partnership have been recorded in U.S. dollars.

Valuation of Long-lived Assets
      Long-lived assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Partnership periodically evaluates its long-lived assets for events or changes in circumstances that might indicate that the carrying amount of the assets may not be recoverable. The Partnership assesses the recoverability of the assets by determining whether the amortization of such long-lived assets over their estimated lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the assets. For the years ended December 31, 2004, 2003 and 2002, no such impairment was recorded in the accompanying consolidated statements of operations.

Asset Retirement Obligation
      Effective January 1, 2003, the Partnership adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Previous to this date, the Partnership had not been recognizing amounts related to asset retirement obligations. The Partnership recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. In estimating fair value, the Partnership did not use a market risk premium since a reliable estimate of the premium is not obtainable given that the retirement activities will be performed many years into the future and the Partnership has insufficient information on how much a third party contractor would charge to assume the risk that the actual costs will change in the future. The associated asset retirement costs are capitalized as part of the carrying amount of the Power plant.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The cumulative effect of the change in the years prior to 2003 resulted in a charge to income of $295,004 (net of benefit from income tax — deferred, branch profits remittance tax and minority interest amounting to $166,657, $52,060 and $7,083, respectively), which is included in net income for the year ended December 31, 2003. The effect of the accounting change on the year ended December 31, 2003 was to decrease income before cumulative effect of a change in accounting principle by $126,010. Assuming the effect of SFAS No. 143 is applied retroactively, the pro forma net income for the years ended December 31, 2003 and 2002 is $66,893,515 and $56,336,129, respectively.
      On May 30, 2000, the Project started commercial operations. The Partnership recognized the fair value of decommissioning and dismantlement cost of the Power plant and the corresponding liability for asset retirement in 2003. The cost was capitalized as part of the cost basis of the Power plant and the Partnership depreciates it on a straight-line basis over 50 years.
      The following table describes all changes to the Partnership’s asset retirement obligation liability as of December 31, 2004:

	2004	2003

Asset retirement obligation at beginning of year	$3,298,498	$—
Liability recognized in transition	—	3,130,990
Accretion expense for the year	182,600	167,508

Asset retirement obligation at end of year	$3,481,098	$3,298,498

      No payments of asset retirement obligation were made in 2004 and 2003. Assuming the effect of SFAS No. 143 is applied retroactively, the pro forma amount of asset retirement obligation at the beginning of 2003 is $3,130,990.

Impact of Recently Issued Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (revised 2004) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123 (revised 2004) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values. Pro forma disclosure is no longer an alternative.
      SFAS No. 123 (revised 2004) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.
      SFAS No. 123 (revised 2004) permits public companies to adopt its requirements using one of two methods:

(a) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 (revised 2004) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (revised 2004) that remain unvested on the effective date.

(b) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized under SFAS No. 123 for purposes of pro forma disclosures either (i) all prior periods presented or (ii) prior interim periods of the year of adoption.
      Since the Company and the Partnership have no stock option plan in existence, they do not expect the adoption of SFAS No. 123 (revised 2004) to have a material effect on their results of operations or financial condition.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company and the Partnership do not expect the adoption of SFAS No. 151 to have a material effect on their results of operations or financial condition.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company and the Partnership do not expect the adoption of SFAS No. 153 to have a material effect on their results of operations or financial condition.

3.	Property, Plant and Equipment

	2004	2003

Power plant	$680,241,476	$676,929,577
Transmission lines	86,593,717	86,593,717
Furniture and fixtures	4,061,433	4,035,677
Transportation equipment	336,602	336,602
Leasehold improvements	184,033	184,033

	771,417,261	768,079,606
Less accumulated depreciation and amortization	85,681,516	66,418,140

	$685,735,745	$701,661,466

      Approximately $99.0 million of interest on borrowings and $11.8 million of amortization of deferred financing costs have been capitalized as part of the cost of property, plant and equipment and depreciated over the estimated useful life of the Power plant. No interest on borrowings and amortization of deferred financing costs were capitalized to property, plant and equipment in 2004 and 2003 since the Project started commercial operations on May 30, 2000.
      Total depreciation and amortization related to property, plant and equipment charged to operations amounted to $19,263,376, $18,776,557 and $18,750,151 in 2004, 2003 and 2002, respectively.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes
      The significant components of the Company’s deferred tax assets at December 31, 2004 and 2003 are as follows:

	2004	2003

Noncurrent:
Deferred financing cost	$9,027,394	$7,376,376
Capitalized unrealized foreign exchange losses	3,081,554	2,191,365
Asset retirement obligation	313,173	237,844

	12,422,121	9,805,585

Less valuation allowance	3,081,554	—

	$9,340,567	$9,805,585

      Deferred income tax provision is provided for the temporary differences of financial reporting on deferred financing costs, capitalized unrealized foreign exchange losses, and accretion and depreciation expenses related to asset retirement obligation. Under accounting principles generally accepted in the U.S., the deferred financing costs were treated as a deferred asset and amortized, using the effective interest rate method, over the lives of the related loans. Under accounting principles generally accepted in the Philippines, asset retirement obligation is not being recognized but deferred financing costs and foreign exchange losses are capitalized and depreciated as part of the cost of property, plant and equipment consistent with the Philippine tax base except for depreciation of capitalized unrealized foreign exchange losses which is not deductible under the Philippine tax base.
      Income from nonregistered operations of the Partnership is not covered by its income tax holiday incentives. The current provision for income tax in 2004 and 2003 pertains to income tax due on interest income from offshore bank deposits and certain other income. There was no current provision for income tax in 2002 because of the Partnership’s net taxable loss position from its unregistered activities.
      During 2004, the Partnership provided for a full valuation allowance on deferred tax assets pertaining to capitalized unrealized foreign exchange losses in view of a pending revenue regulation of the Philippine Bureau of Internal Revenue (BIR) on the use of functional currency other than the Philippine peso which may result in the write-off of these amounts. The revenue regulation has not yet been finalized as of February 14, 2005. There was no valuation allowance as of December 31, 2003.
      A reconciliation of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

	2004	2003	2002

Statutory income tax rate	32%	32%	32%
Tax effects of:
Change in valuation allowance	6	—	—
The Company’s operations	5	5	6
Partnership’s operations under income tax holiday	(42)	(40)	(44)
Others	—	—	1

Effective tax rates	1%	(3)%	(5)%

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt Financing Agreements
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
      The Common Agreement contains affirmative and negative covenants including, among other items, restrictions on the sale of assets, modifications to agreements, certain transactions with affiliates, incurrence of additional indebtedness, capital expenditures and distributions and collateralization of the Project’s assets. The debt is collateralized by substantially all of the assets of the Partnership and a pledge of the Company’s and certain affiliated companies’ shares of stock. The Partnership has complied with the provisions of the debt financing agreements, in all material respects, or has obtained a waiver for noncompliance from the lenders [see Notes 10(d) and (e)].

(a) Term Loan Agreement
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
      In April 2001, in lieu of the Eximbank Term Loan, the Partnership availed the alternative refinancing of the Eximbank-Supported Construction Loans allowed under the Eximbank Option Agreement through an Export Credit Facility guaranteed by Eximbank and financed by Private Export Funding Corporation (PEFCO). Under the terms of the agreement, PEFCO established credit in an aggregate amount of $424.7 million which bears interest at a fixed rate of 6.20% per annum and payable under the payment terms identical with the Eximbank Term Loan. Upon compliance of the conditions precedent as set forth in the Term Loan Agreement, the PEFCO Term Loan was drawn and the proceeds were applied to the Eximbank-Supported Construction Loans.
      Amendments to the Omnibus Agreement were made to include, among other things, PEFCO as a party to the Agreement in the capacity of a lender.
      Annual future amortization payments for the next five years ending December 31 are as follows:

2005	$35,389,726
2006	35,389,726
2007	35,389,726
2008	35,389,726
2009	35,389,726
and thereafter	106,169,178

(b) Uninsured Alternative Credit Agreement
      The Uninsured Alternative Credit Agreement provides for the arrangement of Construction Loans, Refunding Loans and Cost Overrun Loans (collectively, the Uninsured Alternative Credit Facility Loans) as

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      There were no outstanding balances at December 31, 2004 and 2003 for the Refunding Loans and Cost Overrun Loans. As of December 31, 2004 and 2003, approximately $13.6 million and $16.8 million, respectively, were outstanding with respect to the Construction Loans.
      Annual future amortization payments of the Construction Loans for the next three years ending December 31 are as follows:

2005	$4,612,584
2006	5,615,320
2007	3,409,301

(c) Trust and Retention Agreement
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

(d) Bonds Payable
      Bonds payable represents the proceeds from the issuance of the $215.0 million in aggregate principal amount of the Partnership’s 8.86% Senior Secured Bonds Due 2017 (the Series 1997 Bonds). The interest rate is 8.86% per annum and is payable quarterly on March 15, June 15, September 15 and December 15 of each year (each, a Bond Payment Date), with the first Bond Payment Date being September 15, 1997. The principal amount of the Series 1997 Bonds is payable in quarterly installments on each Bond Payment Date occurring on or after September 15, 2001 with the Final Maturity Date on June 15, 2017. The proceeds of the Series 1997 Bonds were applied primarily by the Partnership to the payment of a portion of the development, construction and certain initial operating costs of the Project.
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

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Annual future amortization payments for the next five years ending December 31 are as follows:

2005	$6,450,000
2006	7,525,000
2007	10,750,000
2008	12,900,000
2009	12,900,000
and thereafter	146,200,000

6.	Related Party Transactions
      Due to the nature of the ownership structure, the majority of the transactions were among the Company, the Partnership and the Partners, their affiliates or related entities.
      The following approximate amounts were paid to affiliates of the Partners for the operation and maintenance and management of the Project under the agreements discussed in Note 8:

	2004	2003	2002

Covanta	$40,564,370	$18,483,011	$20,266,893
InterGen	2,400,924	1,731,011	3,216,152
      As of December 31, 2004 and 2003, the net amounts of cash advanced to affiliated companies pertaining to and due to affiliated companies related to costs and expenses incurred by the Project were $345,008 and $1,643,699, respectively.

7.	Capital Stock

	2004		2003

	Number of		Number of
	Shares	Amount	Shares	Amount

Class A, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	26,151	$262	26,151	$262
Class B, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	2,002	20	2,002	20
Class C, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	71,947	719	71,947	719
Class D, $0.01 par value:
Authorized	10		—
Issued	10	—	—	—

		$1,001		$1,001

      Class A and Class C shares have an aggregate 100% beneficial economic interest and 98% voting interest in the Company divided among the holders of the Class A and Class C shares. Class B shares have a 2% voting interest in the Company. On October 18, 2004, the shareholders of the Company entered into a Third Amended and Restated Development and Shareholders Agreement (D&S Agreement) to, among others, add GPI as party to the D&S Agreement as a shareholder and holder of newly issued Class D shares. Class D

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares have no economic interest, no right to dividends and other distributions and no voting rights other than the power to appoint a director and an alternate director.

8.	Commitments and Contingencies
      The Partnership has entered into separate site lease, construction, energy sales, electric transmission, coal supply and transportation, operations and maintenance and project management agreements.
      In connection with the construction and operation of the Project, the Partnership is obligated under the following key agreements:
                  (a) PPA
      The Partnership and Meralco are parties to the PPA, as amended on June 9, 1995, and on December 1, 1996. The PPA provides for the sale of electricity from the Partnership’s Generation Facility to Meralco. The term extends 25 years from the Commercial Operations Date, defined in the PPA as the date designated in writing by the Partnership to Meralco as the date on which the Project has been completed, inspected, tested and is ready to commence operations. As disclosed in Note 1(c), the Commercial Operations Date occurred on May 30, 2000.
      The PPA provides that commencing on the Commercial Operations Date, the Partnership is required to deliver to Meralco, and Meralco is required to take and pay for, in each year commencing on the Commercial Operations Date and ending on each anniversary thereof (each such year, a Contract Year), a minimum number of kWhs of net electrical output (NEO).
      The PPA provides that commencing on the Commercial Operations Date and continuing throughout the term of the PPA, Meralco will pay to the Partnership on each calendar month a monthly payment consisting of the following: (i) a Monthly Capacity Payment, (ii) a fixed Monthly Operating Payment, (iii) a variable Monthly Operating Payment and (iv) a Monthly Energy Payment. Under the PPA, Meralco is allowed to make all of its payments to the Partnership in Philippine pesos. However, the Monthly Capacity Payment, the Monthly Energy Payment, and portions of the Monthly Operating Payments are denominated in U.S. dollars and the Philippine peso amounts are adjusted to reflect changes in the foreign exchange rates.
      Under the terms of the PPA, the Partnership is obligated to provide Meralco with the PPA Letter of Credit for $6.5 million. The PPA Letter of Credit serves as security for the performance of the Partnership’s obligation to Meralco pursuant to the PPA.
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
      In mid-2001, Meralco requested that the Partnership renegotiate certain terms of the PPA and increase the amount of shortfall payments made to Meralco when the Project is unable to meet certain performance standards. Meralco was also seeking compensation for prior Project performance shortfalls. The Partnership rejected the payment of any compensation related to past performance. However, the Partnership agreed in principle to give Meralco a rebate over the next six years. During this period, Meralco withheld payments of approximately $10.8 million during 2001 ($2.3 million of which was otherwise payable to Meralco as shortfall penalties). A provision had already been provided in the December 31, 2001 financial statements for $7.9 million representing the amount management believes is adequate to cover any possible losses while the negotiations were ongoing.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 22, 2002, the Partnership and Meralco signed Amendment No. 3 to the PPA (Original Amendment) that was to become effective following approval of the ERC and the Partnership’s lenders but with retroactive effect. The Original Amendment primarily relates to the reallocation of risks relating to the performance and dispatch of the Plant. Under the amended terms of the PPA, Meralco would, in general, bear risks relating to the dispatch of the Plant while the Partnership, in general, would bear risks relating to the technical performance of the Plant. To accomplish this risk reallocation, the Original Amendment provided for, among other things, the following:

(i) Payment by the Partnership of higher shortfall penalties in the event the Partnership fails to meet the minimum guaranteed electrical quantity (MGEQ) due to the fault or negligence of the Partnership;

(ii) Recovery from and payment by Meralco to the Partnership of certain variable operating, maintenance and fuel costs incurred by the Partnership due to the Plant being dispatched at less than the nominated capacity;

(iii) Payment of rebates by the Partnership to Meralco over a six year period subject to the satisfaction of certain conditions;

(iv) Sharing with Meralco revenues earned for deliveries in excess of the MGEQ;

(v) Payment by Meralco of U.S. dollar-denominated portions of fixed and variable payments in U.S. dollars; and

(vi) The Partnership will be deemed to have delivered electricity under circumstances where the Plant is declared available but is not dispatched at the load declared as available.
      In addition to the Original Amendment, on February 22, 2002, Meralco and the Partnership signed a Settlement and Release Agreement (SRA) to become effective at the same time as the Original Amendment. The SRA was to cover, among others, the payment to Meralco of an amount equal to $8.5 million in consideration of Meralco’s agreement to execute and perform the SRA. Such amount was to be settled with an offset against the payments which had been withheld by Meralco.
      As a result, the Partnership recorded the lower of the income that would have been recognized under the existing PPA and the Original Amendment together with the SRA for the year ended December 31, 2002. The net effect of the provisions of the Original Amendment and the SRA was to decrease the revenues that would have been recognized under the existing PPA by $3.2 million in 2002.
      In 2003, Meralco indicated to the Partnership that Meralco intended to negotiate certain “refinements” to the terms of the Original Amendment. Meralco formally withdrew its petition for the approval of the Original Amendment from the ERC on March 5, 2003.
      The Partnership and Meralco have agreed in principle on the major terms of the refinements to the Original Amendment (Refined Amendment). However, after the Partnership prepared and submitted a draft of the Refined Amendment to Meralco for Meralco’s review and comments, the Partnership and Meralco agreed to defer further action on the Refined Amendment pending the ERC’s decision on the Transmission Line issue [see Note 8(b)]. The Partnership and Meralco agreed in principle in late 2003 that the Refined Amendment would not have a retroactive date of effectiveness that is earlier than December 26, 2003. As a result, during 2003, management reversed the liability recognized as of December 31, 2002, amounting to about $4.7 million, that recognized the lower income in accordance with the Original Amendment.
      During the course of discussions with Meralco, the Partnership and Meralco agreed to remove the rebate from the PPA and instead administer a rebate through the TLA resulting in a combined amendment agreement (Amendment Agreement). This Amendment Agreement contains the proposed amendments to the PPA and the TLA and incorporates the terms of the SRA.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In summary, the Refined Amendment supplanted the Original Amendment and the Amendment Agreement supplanted the Refined Amendment, each such document (and various drafts thereto) dealing with similar issues albeit reflecting different commercial terms and transaction details. Except for the rebate provisions, the incorporation of the terms of the SRA and other commercial matters, the proposed amendments in the Amendment Agreement are the same as those of the Refined Amendment.
      The Amendment Agreement currently provides for changes in the Original Amendment in the following areas:
           (i)  Deemed generation;
           (ii)  Excess generation;
           (iii)  Credits against excess generation;
           (iv)  Generation shortfall recovery mechanisms;
           (v)  Forced outage allowance;
           (vi)  Variable operating payments;
           (vii)  Rebate program;
           (viii)  Deferred transmission line CCRP;
           (ix)  Third party delivery;
           (x)  Fuel inventory;
           (xi)  Local business taxes;
           (xii)  Community development; and
           (xiii)  Effectivity date of the amendment.
      Under the Amendment Agreement, in lieu of rebates over a six-year period as prescribed in the Original Amendment, the Partnership agreed in principle to provide a rebate program under the TLA from December 26, 2003 through its remaining term [see Note 8(b)].
      The Partnership currently intends to agree to a retroactive effective date of the Amendment Agreement of December 26, 2003, following satisfaction of conditions precedent and completion requirements, including approval by the ERC and the Partnership’s lenders. Accordingly, the Partnership recorded the lower of income that would have been recognized under the Amendment Agreement for the year ended December 31, 2004. The net effect of the provisions of the Amendment Agreement pertaining to rebates and other adjustments pertaining to energy and variable operating fees was to decrease the revenues that would have been recognized under the existing PPA by $5.6 million.
      The Partnership also does not intend to become bound by the Original Amendment or the SRA. To that end, the Amendment Agreement provides that the parties will formally terminate the Original Amendment and the SRA on the date that the Amendment Agreement becomes effective. The Partnership currently expects to reach an agreement with Meralco on the language of the Amendment Agreement in 2005.
      The existing PPA remains effective until the execution and delivery, satisfaction of conditions precedent and completion of closing steps in accordance with the terms of any amendment agreement. The effectiveness of the Amendment Agreement is subject to the approval of the lenders, the board of directors (BOD) of each of the respective parties and the ERC. In the event that these approvals are not obtained, the Amendment Agreement will not become effective. Consequently, the existing PPA would remain effective.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     (b) TLA
      Pursuant to the PPA and the TLA dated as of June 13, 1996 (as amended on December 1, 1996; the TLA) between the Partnership and Meralco, the Partnership accepted responsibility for obtaining all necessary rights-of-way for, and the siting, design, construction, operation and maintenance of, the Transmission Line. The construction of the Transmission Line was part of the Engineering, Procurement and Construction Management (EPCM) Contractor’s scope of work under the EPCM Contracts. Meralco is obligated to pay all costs and expenses incurred by the Partnership in connection with the siting, design, construction, operation and maintenance of the Transmission Line (including unforeseen cost increases, such as those due to new regulations or taxes) through the payment of periodic transmission charges.
      The term of the TLA will extend for the duration of the term of the PPA, commencing on the date of execution of the TLA and expiring on the 25th anniversary of the Commercial Operations Date. The term of the TLA is subject to renewal on mutually acceptable terms in conjunction with the renewal of the term of the PPA. Under the TLA, Meralco is obligated to make a Monthly CCRP and a Monthly Operating Payment to the Partnership.
      In its order dated March 20, 2003, the ERC disallowed Meralco from collecting from its consumers a portion of the Partnership’s CCRP amounting to approximately $646,000 per month pending the ERC’s thorough review of these charges. Consequently, at Meralco’s request, the Partnership agreed to defer the collection of this portion of the CCRP until the ERC resolved the issue or until the Partnership notified Meralco otherwise. As of December 31, 2003, the portion of the CCRP deferred for collection amounted to $5.8 million.
      In its order dated September 20, 2004, the ERC has rendered a decision with regard to Meralco’s application to collect from its consumers, transmission line costs charged by the Partnership in accordance with the TLA. The order contained, among others, the following:

(1) Recovery of $60.7 million of transmission line costs out of the total $88.8 million actual costs incurred by the Partnership. The portion disallowed by ERC amounting to $28.1 million is composed mainly of schedule extension costs.

(2) Reduction of annual CCRP to be recovered by Meralco from its consumers. Annual recoverable payments were reduced from $13.2 million to $9.0 million to reflect the amount disallowed by the ERC.
      As a result, recoverable payments billed by Meralco to its consumers were reduced to reflect the amount disallowed by the ERC.
      On its letter dated November 5, 2004, Meralco agreed to the Partnership’s proposal dated October 22, 2004 where the Partnership agreed to continue to defer collection from Meralco of the amounts finally disallowed by the ERC, which amounted to about $6.7 million as of September 30, 2004. Meralco, on the other hand, will reduce the amounts deferred on each monthly CCRP from $646,000 to $350,000 and make catch-up payments on the $5.6 million representing the difference between the previously deferred amounts and the final disallowance. Of the $5.6 million, $2.0 million has been paid by Meralco as of December 31, 2004.
      The adjusted deferral amount will be applied in the calculation of the rebates discussed under the Amendment Agreement. As of December 31, 2004, the adjusted deferral amount totaled $7.4 million.

(c) Coal Supply Agreements
      In order to ensure that there is an adequate supply of coal to operate the Generation Facility, the Partnership has entered into two coal supply agreements (CSA) with the intent to purchase approximately

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
70% of its coal requirements from PT Adaro Indonesia (Adaro) and the remainder of its coal requirements from PT Kaltim Prima Coal (Kaltim Prima, and together with Adaro, the Coal Suppliers). The agreement with Adaro (the Adaro CSA) will continue to be in effect until October 1, 2022. If the term of the Coal Cooperation Agreement between Adaro and the Ministry of Mines and Energy of the Government of the Republic of Indonesia is extended beyond October 1, 2022, the Partnership may elect to extend the Adaro CSA until the earlier of the expiration of the PPA or the expiration of the extended Coal Cooperation Agreement, subject to certain conditions. The agreement with Kaltim Prima (the Kaltim Prima CSA) has a scheduled termination date 15 years after the Commercial Operations Date. The Partnership may renew the Kaltim Prima CSA for two additional five-year periods by giving not less than one year prior written notice. The second renewal period will be subject to the parties agreeing to the total base price to be applied during that period.
      Under the CSA, the Partnership is subject to minimum take obligations of 900,000 Metric Tonnes (MT) for Adaro and 360,000 MT for Kaltim Prima. The Partnership was not able to meet the minimum take obligations for Adaro by 336,000 MT in 2004 and by 335,000 MT in 2003. However, the Partnership was able to secure waivers from Adaro for these shortfalls.
      In 2003, the Partnership and its coal suppliers started discussions on the use of an alternative to the Australian-Japanese benchmark price, which is the basis for adjusting the energy-base price under the Partnership’s CSA. During 2003, the Partnership and Adaro agreed in principle to use the six-month rolling average of the ACR Asia Index with a certain discount as the new benchmark price applied retroactively to April 1, 2003. Accordingly, adjustments to effect the change in energy-base price were recorded in 2003. On November 18, 2004, the Adaro CSA has been amended to reflect the change in the benchmark price.
      With respect to Kaltim Prima, the Partnership and Kaltim Prima agreed in principle to retain the Australian-Japanese benchmark price and is currently in discussions for the possible reduction in the Partnership’s minimum take obligation from 360,000 MT to 280,000 MT.
      During 2004, Adaro charged the Partnership $789,000 for applicable demurrage charges pertaining to certain shipments from 1999 to 2004 as provided under the CSA. Of this amount, the Partnership recorded $286,000 which management has verified, as of February 14, 2005, based on their records. The remaining $503,000 is still being reconciled with Adaro since management believes some of these charges may not qualify for demurrage under the CSA.

(d) Operations and Maintenance Agreement
      The Partnership and Covanta Philippines Operating, Inc. (the Operator; formerly Ogden Philippines Operating, Inc.), a Cayman Islands corporation and a wholly owned subsidiary of Covanta Projects, Inc. (CPI; formerly Ogden Projects, Inc.), a subsidiary of Covanta Energy Group, Inc. (formerly Ogden Energy Group, Inc.), have entered into the Plant Operation and Maintenance Agreement dated December 1, 1995 (as amended, the O&M Agreement) under which the Operator has assumed responsibility for the operation and maintenance of the Project pursuant to a cost-reimbursable contract. CPI, pursuant to an O&M Agreement Guarantee, guarantees the obligations of the Operator. The initial term of the O&M Agreement extends 25 years from the Commercial Operations Date. Two automatic renewals for successive five year periods are available to the Operator, provided that (i) the PPA has been extended; (ii) no default by the Operator exists; and (iii) the O&M Agreement has not been previously terminated by either party.
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

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
limitations. Beginning on Provisional Acceptance, as defined, the Partnership is obligated to pay the Operator a monthly fee of $160,000, subject to escalation.
      Under the O&M Agreement, the Operator may earn a bonus as a result of: (i) higher than expected NEO generated during the year, (ii) the Operator’s contributions to the community, and (iii) reductions in operating costs below budget. The target NEO is defined as the lesser of (a) MGEQ and (b) the average NEO achieved over the immediately preceding two contract years and adjusted to consider significant non-recurring events and significant maintenance activities undertaken other than the annual major maintenance.
      In late 2003, operational issues were noted in an operations and maintenance audit of the Generation Facility by R.W. Beck, the independent engineer, commissioned by Eximbank. These issues triggered requests from lenders that the issues be addressed and that certain governance adjustments be made to the O&M Agreement and charter documents of the Company. Following negotiations among various project participants, in October 2004, the O&M Agreement was amended, with the concurrence of required lenders.
      Significant changes to the amended O&M Agreement include, among others, changes in the terms concerning material breach of the O&M Agreement; introduction of Surviving Service Fees to the Operator in case the agreement is pre-terminated; and changes in the methodology of computing additions or reduction in fees when NEO is greater or less than the MGEQ of each contract year; and introduction of Banked Hours that can be applied to future reductions in fees or exchanged for cash subject to a 5 year expiration period. The adjustments in Operator’s fee, including the cash value of all Banked Hours accrued during a contract year, shall not exceed $1 million, adjusted pursuant to an escalation index. Amendments in the O&M Agreement have a retroactive effect beginning December 26, 2003. On October 18, 2004, the Partnership received all the necessary approvals including that of the lenders and implemented the amended O&M Agreement. Accordingly, the Partnership provided for about $269,000 representing the cash exchange value of Banked Hours estimated to be earned by the Operator during 2004.
      Further to those amendments and pre-amendment efforts, the Partnership and its partners have taken proactive steps to address the issues raised by the independent engineer and as a result, remedial efforts to address these issues have been applied and are currently being applied by the Operator. A recent audit by the independent engineer has indicated that most of the operating issues have been resolved.
      In connection with the amendment of the O&M Agreement and resolution of issues between the Partnership and the Operator, on behalf of the Partnership, the BOD of the Company approved, on March 18, 2004, the payment to the Operator of $1.3 million in fees that were not paid during the 2002 and 2003 calendar years, and on June 9, 2004, a payment in lieu of a bonus, amounting to $1.8 million.

(e) Management Services Agreement
      The Partnership has entered into the Project Management Services Agreement, dated as of September 20, 1996 (as amended, the Management Services Agreement), with InterGen Management Services (Philippines), Ltd. (as assignee of International Generating Company, Inc.), an affiliate of InterGen N.V., (the Manager), pursuant to which, the Manager is providing management services for the Project. Pursuant to the Management Services Agreement, the Manager nominates a person to act as a General Manager of the Partnership, and, acting on behalf of the Partnership, to be responsible for the day-to-day management of the Project. The initial term of the Management Services Agreement extends for a period ending 25 years after the Commercial Operations Date, unless terminated earlier, with provisions for extension upon mutually acceptable terms and conditions. InterGen N.V., pursuant to a Project Management Services Agreement Guarantee dated as of December 10, 1996, guarantees the obligations of the Manager.
      The Partnership is obligated to pay the Manager an annual fee equal to $400,000 subject to escalation after the first year relative to an agreed-upon index payable in 12 equal monthly installments.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Similar to the O&M Agreement, amendments to the Management Services Agreement were made. Significant changes to the Management Services Agreement include, among others, amendments to the duties of the Manager, General Manager, rights of the Partnership, acting through the BOD of the Company, to audit the Manager’s procedures and past practices, changes in termination provisions and the introduction of a Surviving Management Fee in case the agreement is pre-terminated. Similar to the O&M Agreement, the amendments to the Management Services Agreement have a retroactive effect beginning December 26, 2003. These amendments were likewise approved on October 18, 2004.

(f) Project Site Lease, Transmission Line Site Lease and Foreshore Lease Agreements
      Due to Philippine legal requirements that limit the ownership interests in real properties and foreshore piers and utilities to Philippine nationals and in order to facilitate the exercise by Meralco of its power of condemnation should it be obligated to exercise such powers on the Partnership’s behalf, Meralco owns the Project Site and leases the Project Site to the Partnership. Meralco has also agreed in the Foreshore Lease Agreement dated January 1, 1997, as amended, to lease from the Philippine government the foreshore property on which the Project piers were constructed, to apply for and maintain in effect the permits necessary for the construction and operation of the Project piers and to accept ownership of the piers.
      The Company has obtained rights-of-way for the Transmission line for a majority of the sites necessary to build, operate and maintain the Transmission line. Meralco has agreed, pursuant to a letter agreement dated December 19, 1996, that notwithstanding the provisions of the TLA that anticipates that Meralco would be the lessor of the entire Transmission Line Site, Meralco will only be the Transmission Line Site Lessor with respect to rights-of-way acquired through the exercise of its condemnation powers.
      The Company, as lessor, and the Partnership, as lessee, have entered into the Transmission Line Site Leases, dated as of December 20, 1996, with respect to real property required for the construction, operation and maintenance of the Transmission line other than rights-of-way to be acquired through the exercise of Meralco’s condemnation powers.
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

(g) Community Memorandum of Agreement
      The Partnership has entered into a Community Memorandum of Agreement (MOA) with the Province of Quezon, the Municipality of Mauban, the Barangay of Cagsiay and the Department of Environmental and Natural Resources (DENR) of the Philippines. Under the MOA, the Partnership is obligated to consult with local officials and residents of the Municipality and Barangay and other affected parties about Project related matters and to provide for relocation and compensation of affected families, employment and community assistance funds. The funds include an electrification fund, development and livelihood fund and reforestation, watershed, management health and/or environmental enhancement fund. Total estimated amount to be contributed by the Partnership over the 25-year life and during the construction period is approximately $16 million. In accordance with the MOA, a certain portion of this amount will be in the form of advance financial assistance to be given during the construction period.
      In addition, the Partnership is obligated to design, construct, maintain and decommission the Project in accordance with existing rules and regulations. The Partnership deposited the amount of P5.0 million (about $89,000) to an Environmental Guarantee Fund for rehabilitation of areas affected by damage in the environment, monitoring compensation for parties affected and education activities.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Long-term debt — Fair value was based on the following:

Debt Type	Fair Value Assumptions

Term loan	Estimated fair value is based on the discounted value of future cash flows using the applicable risk free rates for similar types of loans plus a certain margin.
Bonds payable	Estimated fair value is based on the discounted value of future cash flows using the latest available yield percentage of the Partnership’s bonds prior to balance sheet dates.
Other variable rate loans	The carrying value approximates fair value because of recent and frequent repricing based on market conditions.
      Following is a summary of the estimated fair value (in millions) as of December 31, 2004 and 2003 of the Partnership’s financial instruments other than those whose carrying amounts approximate their fair values:

	2004	2003

Term loan — $283.1 in 2004 and $318.5 in 2003	$251.2	$262.5
Bonds payable — $196.7 in 2004 and $203.2 in 2003	183.2	169.3

10.	Other Matters

(a)	Electric Power Industry Reform Act (EPIRA)
      Republic Act No. 9136, the EPIRA, and the covering Implementing Rules and Regulations (IRR) provides for significant changes in the power sector, which include among others:

(i) The unbundling of the generation, transmission, distribution and supply and other disposable assets of a company, including its contracts with independent power producers and electricity rates;

(ii) Creation of a Wholesale Electricity Spot Market; and

(iii) Open and non-discriminatory access to transmission and distribution systems.
      The law also requires public listing of not less than 15% of common shares of generation and distribution companies within 5 years from the effectivity date of the EPIRA. It provides cross ownership restrictions between transmission and generation companies and between transmission and distribution companies and a cap of 50% of its demand that a distribution utility is allowed to source from an associated company engaged in generation except for contracts entered into prior to the effectivity of the EPIRA.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There are also certain sections of the EPIRA, specifically relating to generation companies, which provide for:

(i) a cap on the concentration of ownership to only 30% of the installed capacity of the grid and/or 25% of the national installed generating capacity; and

(ii) VAT zero-rating of sale of generated power.
      Based on the assessment of the Partnership, it is in the process of complying with the applicable provisions of the EPIRA and its IRR.

(b) Clean Air Act
      The Clean Air Act and the related IRR contain provisions that have an impact on the industry as a whole, and to the Partnership in particular, that need to be complied with within 44 months from the effectivity date or by July 2004. Based on the assessment made on the Partnership’s existing facilities, the Partnership believes it complies with the provisions of the Clean Air Act and the related IRR.

(c) Claims and Litigation
      The Partnership had a dispute with the Province of Quezon regarding the start of the commercial operations, the correct valuation of the fair market value of the Plant and the amount of property tax it owed for years 2000 and 2001. Management believes that the assessment had no legal basis. Consequently, the Partnership had initiated legal action against the relevant provincial and municipal government departments and officers challenging the validity of the assessment and had elevated the dispute to the Department of Finance (DOF) and the Regional Trial Court (RTC) for resolution.
      The DOF, which agreed to arbitrate the dispute between the Partnership and the Province of Quezon, issued two resolutions that are favorable to the Partnership in all material respects. However, the RTC examining the suit for consignation filed by the Partnership against the provincial government related to the real property tax dispute dismissed the suit citing the trial court’s alleged lack of jurisdiction over the issue.
      The Provincial Government of Quezon accepted the Partnership’s real property tax payments for the third and fourth quarters of 2002. However, prior to the third quarter of 2002, the Partnership had been paying real property taxes it believed to be the correct tax by way of consignation with a local court. With the RTC’s dismissal of the suit for consignation, the RTC ordered the consigned payments to be remitted to the Provincial Government.
      During 2003, the Provincial Government eventually accepted the consigned payment and the Partnership received the revised Tax Declaration and Notice of Assessment from the Provincial Assessor and Municipal Treasurer, which are consistent with the DOF’s resolution and did not include surcharge or interest on late payments. In accordance with the revised assessment, the Partnership paid the Provincial Government of Quezon an additional P26.0 million ($0.5 million) in taxes in 2003.

(d) Insurance Coverage Waiver
      The Partnership was able to improve insurance coverage for the November 2004 to March 2005 insurance coverage period. However, the insurance coverage amounts required by the lenders under the debt financing agreements still have not been met due to market unavailability on commercially reasonable terms, based on determinations of the Partnership’s insurance advisor and the lenders’ insurance advisor. On October 15, 2004, the Partnership requested for a waiver of certain insurance requirements which was granted by the required lender representatives on November 10, 2004, effective until March 31, 2005, the end of the insurance coverage period.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) PPA Default Waiver
      Section 5.1(d) of the Common Agreement provides for, among others, the prompt billing and collection from Meralco for energy sold and services rendered by the Project pursuant to the PPA and the TLA. In this regard, the Partnership was in default under the financing documents as a result of the withholding by Meralco of its payment obligations under the PPA amounting to $8.5 million [see Note 8(a)]. To address this default, the Partnership sought, and successfully obtained, a consent from its lenders to permit the Partnership to waive, on an interim basis, the timely payment by Meralco of the withheld amount. The lenders granted the consent, subject to conditions, and the Partnership issued an interim waiver to Meralco in November 2002. The waiver is in effect until the amendment to the PPA becomes effective. The key condition to that consent required that the Partnership hold back from distributions cash in excess of the reserve requirements of the financing agreements, originally equal to approximately $20.5 million. In October 2004, the Partnership sought, and successfully obtained, lender consent to reduce the hold back amount to $10.5 million.

(f) Impact of the Decision of the Supreme Court (SC) of the Philippines
      On November 15, 2002, the Third Division of the SC rendered a decision ordering Meralco, the largest power distribution company in the country, to refund to its customers $0.003/kWh (P0.167/kWh) starting with Meralco’s billing cycles beginning February 1994 or correspondingly credit this in their favor for future consumption. The SC sustained the then Energy Regulatory Board’s (now known as the ERC) disallowance of income tax as an operating expense, which resulted in Meralco’s rate of return exceeding 12%, the maximum allowed.
      On December 5, 2002, Meralco filed a Motion for Reconsideration with the SC. The motion is based mainly on the following grounds: (i) the disallowance of income tax is contrary to jurisprudence; (ii) the decision modifies SC decisions recognizing 12% as the reasonable return a utility is entitled to (if income tax is disallowed for rate making, the return is reduced to about 8%); and (iii) the ERC adheres to the principle that income tax is part of operating expenses as set forth in the Uniform Rate Filing Requirements, which embody the detailed guidelines to be followed with respect to the rate unbundling applications of distribution companies.
      On January 27, 2003, Meralco filed with the SC a motion seeking the referral of the case to the SC en banc. The motion was denied by the SC in a resolution which Meralco received on March 17, 2003. On April 1, 2003, Meralco filed a Motion for Reconsideration of this resolution.
      On April 9, 2003, the SC denied with finality the Motion for Reconsideration filed by Meralco with the SC ordering Meralco to refund to its consumers the excess charges in electricity billings from 1994 to 1998 amounting to about P30 billion (about $536 million). As of December 31, 2004, the amounts processed for refund stand at approximately P12 billion (about $214 million). Meralco is currently preparing for the last phase of the refund amounting to about P18 billion (about $322 million). If Meralco is unable to generate resources to satisfy its refund obligations, it may not meet its obligations under the PPA [see Note 1(d)].

(g) Tax Assessments
      During 2004, the BIR issued and the Partnership settled a formal assessment pertaining to deficiency income tax on the 2001 and 2000 taxable years. Accordingly, management accrued P16.1 million ($287,000) for probable losses on other taxable years that may arise based on the findings contained in these assessments.