Form 10-K/A
period 2004-12-31
COVANTA ENERGY CORP
filed 2005-04-22
CIK 73902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE:
NONE

EXPLANATORY NOTE
      Covanta Energy Corporation (“Covanta”) is filing this Amendment No. 1 to its annual report on Form 10-K for the fiscal year ended December 31, 2004 (this “Amendment No. 1”) to amend its disclosures in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the sub-headings “Executive Summary,” “Covanta’s Capital Resources and Commitments” and “Material Weaknesses in Internal Controls and Procedures” and Item 9A — Controls and Procedures of its annual report on Form 10-K filed on March 17, 2005, as well as to provide an amended report of its independent auditors, Sycip Gorres Velayo & Co., of its subsidiary Quezon Power, Inc. The purpose of this Amendment No. 1 is to provide (1) an expanded contractual obligations tabular presentation on page 67, (2) an expanded disclosure of management’s conclusions regarding Covanta’s disclosure controls and procedures and changes that had been made in Covanta’s internal controls over financial reporting, and (3) a revised report of its independent auditors, Sycip Gorres Velayo & Co., which has been revised solely for the purpose of referring to “standards of the Public Company Oversight Board (United States)” in lieu of the previous reference to “auditing standards generally accepted in the United States.” The other items of the Annual Report have not been changed by this Amendment No. 1. The complete text of the items amended is included in this Amendment No. 1 pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934. As a result, this Amendment amends and restates in its entirety only Part II, Items 7 and 9A of the Annual Report. References to “Annual Report” and “Form 10-K” in this Amendment No. 1 refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended by this Amendment No. 1.
      Except as otherwise expressly stated for the portions of the items amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the original Annual Report and Covanta has not updated the disclosure contained herein to reflect events that have occurred since the filing of the original Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with Covanta’s other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings.

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
COVANTA CAPITAL STRUCTURE
(Dollars in millions)

      The following table summarizes the Company’s gross contractual obligations including: project debt, corporate debt, leases and other contractual obligations as of December 31, 2004. (Amounts expressed in thousands of dollars. Note references are to the Notes to the Consolidated Financial Statements):

		Payments Due by Period

		Less than			After
	Total	One Year	1 to 3 Years	4 to 5 Years	5 Years

Domestic Covanta project debt (Note 17)(1)	$842,154	$84,718	$269,019	$144,213	$344,204
CPIH project debt (Note 17)	102,583	24,983	43,839	28,543	5,218

Total project debt (Note 17)	944,737	109,701	312,858	172,756	349,422
Domestic Covanta high yield notes (Note 16)	207,736	—	—	—	207,736
Domestic Covanta unsecured notes (Note 16)	28,000	—	11,700	7,800	8,500
CPIH term loan (Note 16)	76,852	—	76,852	—	—
Other recourse debt (Note 16)	308	112	196	—	—

Total debt obligations of Covanta	1,257,633	109,813	401,606	180,556	565,658
Less:
Non-recourse project debt	(944,737)	(109,701)	(312,858)	(172,756)	(349,422)
Non-recourse CPIH term debt (Note 16)	(76,852)	—	(76,852)	—	—

Covanta recourse debt	$236,044	$112	$11,896	$7,800	$216,236
Covanta operating leases (Note 27)	$312,961	$18,950	$57,850	$24,716	$211,445
Less: Non-recourse rental payments (Note 27)	(279,696)	(15,392)	(50,582)	(23,062)	(190,660)

Covanta recourse leases	$33,265	$3,558	$7,268	$1,654	$20,785
Interest payments	$428,651	$71,113	$167,522	$81,995	$108,021
Less: Non-recourse interest payments	(277,006)	(50,013)	(104,280)	(39,846)	(82,867)

Covanta recourse interest(3)	$151,645	$21,100	$63,242	$42,149	$25,154
Pension plans obligations (Note 24)(4)	$3,100	$3,100	—	—	—
Post-retirement plans obligations (Note 24)	$18,059	$1,744	$5,283	$3,670	$7,362

Total Covanta contractual obligations	$442,113	$29,614	$87,689	$55,273	$269,537

Notes to table:

(1)	Includes $38 million of Domestic Covanta’s unamortized project debt premiums.

(2)	Payment obligations for the project debt associated with waste-to-energy facilities owned by Covanta are limited recourse to the operating subsidiary and non-recourse to Covanta, subject to operating performance guarantees and commitments.

(3)	Includes letter of credit fees through the year Covanta anticipates they will no longer be required.

(4)	Covanta expects to make minimum contributions of $3.1 million to its defined benefit plans in 2005. Pension contribution information for other years presented in the table is not available.
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
Material Weakness in Internal Controls and Procedures
      As set forth in Item 9A — Controls and Procedures, Covanta reported that management had identified a material weakness in its internal controls and procedures over financial reporting. Specifically, during the course of its audit of Covanta’s 2004 financial statements, Ernst & Young LLP, Covanta’s independent auditors, identified errors, principally related to complex manual “fresh start” accounting calculations, predominantly affecting Covanta’s investments in its international businesses. Fresh start accounting was required following Covanta’s emergence from bankruptcy on March 10, 2004, pursuant to Statement of Financial Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” These errors, the net effect of which was immaterial (less than $2 million in pretax income) were corrected in Covanta’s 2004 Consolidated Financial Statements prior to their issuance. However, management has determined that errors in complex fresh start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review.
      While the errors in financial reporting that related to the material weakness were corrected and had an immaterial net effect on Covanta’s Consolidated Financial Statements, Covanta’s management intends to correct the material weakness as soon as possible. Because a material weakness is defined as a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected, Covanta’s management believes that prompt remediation of the material weakness will mitigate the uncertainty presented by the possibility of material misstatements in Covanta’s reported financial information and in the accuracy and completeness of its financial reports. If Covanta is again unable to assert that its internal control over financial reporting is effective in any future period, the existence of the reported material weakness could represent a trend or uncertainty affecting the accuracy of Covanta’s consolidated financial statements. Although the material weakness reported related primarily to complicated “fresh start” accounting calculations, which will no longer be applicable after March 10, 2005, similarly complicated accounting calculations may be required in connection with CPIH’s international operations and Danielson’s pending acquisition of Ref-Fuel. As a result, as of the date of this Agreement Covanta has identified and undertaken several actions to remediate the reported material weakness in internal controls over financial reporting. Due to the nature of the control deficiency related to this material weakness, and pending completion of its review process for its first quarter 2005 interim financial statements, Covanta believes it is premature, as of the date of this Amendment, to determine whether it has effectively corrected the reported material weakness. See also “Risk Factors — failure to maintain an effective system of internal controls over financial reporting may have an adverse effect on our stock price” for continuing risks of the failure to maintain an effective system of financial reporting controls and procedures, including risks of exposing Covanta to regulatory sanctions and a loss of investor confidence in Covanta and its parent, Danielson.

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
      Based on that evaluation, Covanta’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as a result of the material weakness described in the Management Report on Internal Control Over Financial Reporting on page 94 of this Report on Form 10-K, Covanta’s disclosure controls and procedures were not effective as of December 31, 2004.
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
      Changes in Internal Control Over Financial Reporting. Covanta made the following modifications to its internal controls over financial reporting to enhance its existing controls during the third and fourth quarters of 2004:

•	Standardization of Accounting Policies and Procedures — Covanta had several accounting policies and procedures that required updating, standardization and/or formalization. This updating, which began in September, 2004, was completed on December 28, 2004 and was important as beginning in the fourth quarter, Covanta’s accounting operations were moved to and consolidated with Covanta’s principal executive offices in Fairfield, New Jersey. With such transfer, new process and control owners were established for the existing treasury, procurement and close the book controls.

•	Implementation of Additional Payroll Controls — Additional payroll controls were implemented on December 7, 2004, including creation of a new control to monitor changes to payroll and benefits data, and enhanced access security controls over payroll input data.

•	Implementation of Additional Information Systems Controls — Additional information system controls were implemented beginning in August, 2004 and were completed on December 5, 2004, including modifications of system access to general ledger related applications, strengthening the review of access modifications to general ledger related applications, and the strengthening of controls monitoring payroll program changes.

•	Hiring Additional Permanent Accounting Personnel — Following the acquisition of Covanta by Danielson and in connection with the integration and transition of accounting functions to Danielson’s principal executive offices in Fairfield, New Jersey, Covanta hired Craig Abolt as Chief Financial Officer in June, 2004 and accounting managers in May and October of 2004. Danielson and Covanta continue to recruit additional permanent accounting personnel, particularly in light of the pending acquisition of American Ref-Fuel Corporation.
      Covanta’s management has identified and will undertake the following steps necessary to address the material weakness described in the Management Report on Internal Control Over Financial Reporting on page 94 of this Form 10-K, as follows:

1.	Subsequent to the period with respect to which this report relates, in the first quarter of 2005 hired a controller, who was promoted to chief accounting officer following an introductory and integration period;

2.	Covanta has identified accounting and finance personnel at Ref-Fuel and will continue to recruit additional in-house accounting personnel with requisite knowledge of complex technical accounting issues to improve and expand its depth in the accounting function; and

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

Average Annual Earnings in
5 Consecutive Highest Paid	Estimated Annual Retirement Benefits Based on Yrs of Service
Years Out of Last 10 Years
Preceding Retirement	5	10	15	20	25	30	35	40

250,000	18,750	37,500	56,250	75,000	93,750	112,500	131,250	150,000
270,000	20,250	40,500	60,750	81,000	101,250	121,500	141,750	162,000
290,000	21,750	43,500	65,250	87,000	108,750	130,500	152,250	174,000
310,000	23,250	46,500	69,750	93,000	116,250	139,500	162,750	186,000
330,000	24,750	49,500	74,250	99,000	123,750	148,500	173,250	198,000
350,000	26,250	52,500	78,750	105,000	131,250	157,500	183,750	210,000
370,000	27,750	55,500	83,250	111,000	138,750	166,500	194,250	222,000
390,000	29,250	58,500	87,750	117,000	146,250	175,500	204,750	234,000

Average Annual Earnings in
5 Consecutive Highest Paid	Estimated Annual Retirement Benefits Based on Yrs of Service
Years Out of Last 10 Years
Preceding Retirement	5	10	15	20	25	30	35	40

410,000	30,750	61,500	92,250	123,000	153,750	184,500	215,250	246,000
430,000	32,250	64,500	96,750	129,000	161,250	193,500	225,750	258,000
450,000	33,750	67,500	101,250	135,000	168,750	202,500	236,250	270,000
470,000	35,250	70,500	105,750	141,000	176,250	211,500	246,750	282,000
490,000	36,750	73,500	110,250	147,000	183,750	220,500	257,250	294,000
510,000	38,250	76,500	114,750	153,000	191,250	229,500	267,750	306,000
530,000	39,750	79,500	119,250	159,000	198,750	238,500	278,250	318,000
550,000	41,250	82,500	123,750	165,000	206,250	247,500	288,750	330,000
570,000	42,750	85,500	128,250	171,000	213,750	256,500	299,250	342,000
590,000	44,250	88,500	132,750	177,000	221,250	265,500	309,750	354,000
610,000	45,750	91,500	137,250	183,000	228,750	274,500	320,250	366,000
630,000	47,250	94,500	141,750	189,000	236,250	283,500	330,750	378,000
650,000	48,750	97,500	146,250	195,000	243,750	292,500	341,250	390,000
670,000	50,250	100,500	150,750	201,000	251,250	301,500	351,750	402,000
690,000	51,750	103,500	155,250	207,000	258,750	310,500	362,250	414,000
710,000	53,250	106,500	159,750	213,000	266,250	319,500	372,750	426,000
730,000	54,750	109,500	164,250	219,000	273,750	328,500	383,250	438,000
750,000	56,250	112,500	168,750	225,000	281,250	337,500	393,750	450,000
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

— Tax Valuation Allowance

(3) Exhibits:

Exhibits to this Form 10-K are listed in the Exhibit Index included in this Form 10-K.
EXHIBIT INDEX

Exhibit No.		Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

†2	.1	Debtors’ First Amended Joint Plan of Reorganization (previously filed as Exhibit 2.1 to Covanta’s Current Report on Form 8-K dated October 22, 2003 and incorporated herein by reference).

†2	.2	Debtors’ First Amended Joint Plan of Liquidation (previously filed as Exhibit 2.2 to Covanta’s Current Report on Form 8-K dated October 22, 2003 and incorporated herein by reference).

†2	.3	Heber Debtors’ Second Amended Joint Plan of Reorganization (previously filed as Exhibit 2.3 to Covanta’s Current Report on Form 8-K dated October 22, 2003 and incorporated herein by reference).

†2	.4	Disclosure Statement with Respect to Reorganizing Debtors’ Joint Plan of Reorganization, Heber Debtors’ Joint Plan of Reorganization and Liquidating Debtors’ Joint Plan of Liquidation (previously filed as Exhibit 2.4 to Covanta’s Current Report on Form 8-K dated October 22, 2003 and incorporated herein by reference).

†2	.5	Short-Form Disclosure Statement with Respect to Reorganizing Debtors’ Joint Plan of Reorganization, Heber Debtors’ Joint Plan of Reorganization and Liquidating Debtors’ Joint Plan of Liquidation (previously filed as Exhibit 2.5 to Covanta’s Current Report on Form 8-K dated October 22, 2003 and incorporated herein by reference).

†2	.6	Reorganizing Debtors’ Second Joint Plan of Reorganization (previously filed as Exhibit T3E-1 to Covanta’s Form T-3/A (Amendment No. 3) dated January 26, 2004 and incorporated herein by reference).

†2	.7	Liquidating Debtors’ Second Joint Plan of Liquidation (previously filed as Exhibit T3E-2 to Covanta’s Form T-3/ A (Amendment No. 3) dated January 26, 2004 and incorporated herein by reference).

†2	.8	Second Disclosure Statement with Respect to the Second Joint Plan of Reorganization and Second Joint Plan of Liquidation (previously filed as Exhibit T3E-3 to Covanta’s Form T-3/ A (Amendment No. 3) dated January 26, 2004 and incorporated herein by reference).

†2	.9	Investment and Purchase Agreement between Danielson Holding Corporation and Covanta Energy Corporation, dated December 2, 2003 (previously filed as Exhibit 2.9 to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Articles of Incorporation and By-Laws

†3	.1	Covanta’s Restated Certificate of Incorporation as amended (previously filed as Exhibit 3(a) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

Exhibit No.		Description

†3	.2	Certificate of Ownership and Merger, merging Ogden-Covanta, Inc. into Ogden Corporation, dated March 7, 2001 (previously filed as Exhibit 3.1(b) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

†3	.3	Covanta’s By-Laws, as amended through April 8, 1998 (previously filed as Exhibit 3.2 to Ogden’s 10-Q for the Quarterly Period ended March 31, 1998 and incorporated herein by reference).

†3	.4	Covanta’s By-Laws, as amended through March 10, 2004 (previously filed as Exhibit 3.4 to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Instruments Defining Rights of Security Holders, including Indentures

†4	.1	Form of Indenture for 8.25% Senior Secured Notes due 2011 between Covanta and the Trustee (previously filed as Exhibit T3C-1 to Covanta’s Form T-3/A (Amendment No. 3) dated January 26, 2004 and incorporated herein by reference).

†4	.2	Cross-reference sheet showing the location in the Indenture for 8.25% Senior Secured Notes due 2011 of the provisions inserted therein pursuant to Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939 (previously filed as Exhibit T3F-1 to Covanta’s Form T-3/A (Amendment No. 3) dated January 26, 2004 and incorporated herein by reference).

†4	.3	Form of Indenture for 7.5% Unsecured Subordinated Notes due 2012 between Covanta and the Trustee (previously filed as Exhibit T3C-2 to Covanta’s Form T-3/ A (Amendment No. 6) dated March 9, 2004 and incorporated herein by reference).

†4	.4	Cross-reference sheet showing the location in the Indenture for 7.5% Senior Secured Notes due 2012 of the provisions inserted therein pursuant to Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939 (previously filed as Exhibit T3F-2 to Covanta’s Form T-3/A (Amendment No. 6) dated March 9, 2004 and incorporated herein by reference).

Material Contracts

†10	.1(a)	Termination Agreement by and between Ogden Facility Management Corporation of Anaheim, Covanta Energy Corporation and the City of Anaheim, California dated November 5, 2003 (previously filed as Exhibit 10.1(a) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(b)	Ownership Interest Purchase Agreement by and among Covanta Heber Field Energy, Inc., Heber Field Energy II, Inc., ERC Energy, Inc., ERC Energy II, Inc., Heber Loan Partners, Covanta Power Pacific, Inc., Pacific Geothermal Co., Mammoth Geothermal Co., AMOR 14 Corporation, Covanta SIGC Energy II, Inc. and Covanta Energy Americas, Inc. (the Sellers) and Covanta Energy Corporation and OrHeber 1 Inc., OrHeber 2 Inc., OrHeber 3 Inc. and OrMammoth Inc. (the Buyers) dated as of November 21, 2003 (previously filed as Exhibit 10.1(b) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(c)	Debtor In Possession Credit and Participation Agreement, dated as of April 1, 2002, among Covanta, Covanta’s U.S. Subsidiaries listed therein, the Lenders listed therein, Bank of America, NA, as Administrative Agent, Co-Arranger and Co-Book Runner and Deutsche Bank AG, New York Branch, as Documentation Agent, Co-Arranger and Co-Book Runner (previously filed as Exhibit 10.1(j) to Covanta’s Annual Report on Form 10-K dated July 17, 2002 and incorporated herein by reference).

†10	.1(d)	Security Agreement, dated as of April 1, 2002, by and among Covanta, each of the other Borrowers listed on the signature pages thereof, each of the Subsidiary Guarantors listed on the signature pages thereof and each Additional Subsidiary Guarantor and Borrower that may become a party thereto after the date thereof, and Bank of America, N.A., in its capacity as administrative agent for and representative of Lenders from time to time party to the Credit Agreement (previously filed as Exhibit 10.1(k) to Covanta’s Annual Report on Form 10-K dated July 17, 2002 and incorporated herein by reference).

Exhibit No.		Description

†10	.1(e)	First Amendment to Debtor In Possession Credit Agreement and Security Agreement, dated as of April 3, 2002, by and among Covanta, the Subsidiaries of Covanta listed on the signature pages thereof as Borrowers, the Subsidiaries of Covanta listed on the signature pages thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1(l) to Covanta’s Annual Report on Form 10-K dated July 17, 2002 and incorporated herein by reference).

†10	.1(f)	Second Amendment to Debtor in Possession Credit Agreement, dated as of May 10, 2002, among Covanta, the Subsidiaries listed on the signature pages thereof as Borrowers, the Subsidiaries listed on the signature pages thereof as Subsidiary Guarantors, the Lenders listed therein, Bank of America, N.A., as Administrative Agent, and Deutsche Bank AG, New York Branch, as Documentation Agent (previously filed as Exhibit 10.1(a) to Covanta’s Quarterly Report on Form 10-Q dated November 13, 2002 and incorporated herein by reference).

†10	.1(g)	Third Amendment and Limited Waiver to Debtor in Possession Credit Agreement, dated as of October 4, 2002, among Covanta, the Subsidiaries listed on the signature pages thereof as Borrowers, the Subsidiaries listed on the signatures pages thereof as Subsidiary Guarantors, the Lenders listed therein, Bank of America, N.A., as Administrative Agent, and Deutsche Bank AG, New York Branch as Documentation Agent (previously filed as Exhibit 10.1(b) to Covanta’s Quarterly Report on Form 10-Q dated November 13, 2002 and incorporated herein by reference).

†10	.1(h)	Fourth Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent, dated as of December 10, 2002, by and among Covanta, the Subsidiaries of Covanta listed on the signature page thereof as Borrowers, the Subsidiaries of Covanta listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1(o) to Covanta’s Annual Report on Form 10-K dated March 31, 2003 and incorporated herein by reference).

†10	.1(i)	Fifth Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent, dated as of December 18, 2002, by and among Covanta, the Subsidiaries of Covanta listed on the signature page thereof as Borrowers, the Subsidiaries of Covanta listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1(p) to Covanta’s Annual Report on Form 10-K dated March 31, 2003 and incorporated herein by reference).

†10	.1(j)	Sixth Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent and Amendment to Security Agreement, dated as of March 25, 2003, by and among Covanta, the Subsidiaries of Covanta listed on the signature page thereof as Borrowers, the Subsidiaries of Covanta listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1(q) to Covanta’s Annual Report on Form 10-K dated March 31, 2003 and incorporated herein by reference).

†10	.1(k)	Seventh Amendment to Debtor-in-Possession Credit Agreement and Limited Consent, dated as of May 23, 2002, among Covanta, the Subsidiaries listed on the signature pages thereof as Borrowers, the Subsidiaries listed on the signatures pages thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and Deutsche Bank AG, New York Branch as Documentation Agent (previously filed as Exhibit 10.1(t) to Covanta’s Quarterly Report on Form 10-Q dated August 7, 2003 and incorporated herein by reference).

†10	.1(l)	Eighth Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent, dated as of August 22, 2003, by and among Covanta, the Subsidiaries of Covanta listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1 to Covanta’s Quarterly Report on Form 10-Q dated November 14, 2003 and incorporated herein by reference).

Exhibit No.		Description

†10	.1(m)	Ninth Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent, dated as of September 15, 2003, by and among Covanta, the Subsidiaries of Covanta listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.2 to Covanta’s Quarterly Report on Form 10-Q dated November 14, 2003 and incorporated herein by reference).

†10	.1(n)	Tenth Amendment to the Debtor-in-Possession Credit Agreement dated as of November 3, 2003 and entered into by and among Covanta, the Subsidiaries of Covanta listed on the signature page thereof as Borrowers, the Subsidiaries of Covanta listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent for the Lenders, and Deutsche Bank AG, New York branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1(n) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(o)	Eleventh Amendment to the Debtor-in-Possession Credit Agreement and Limited Consent dated as of December 15, 2003 and entered into by and among Covanta, the Subsidiaries of Covanta listed on the signature page thereof as Borrowers, the Subsidiaries of Covanta listed on the signature page thereof as Subsidiary Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent for the Lenders, and Deutsche Bank AG, New York branch, as Documentation Agent for the Lenders (previously filed as Exhibit 10.1(o) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(p)	Credit Agreement dated as of March 10, 2004 among Covanta Energy Corporation, certain of its subsidiaries, certain lenders, Bank of America, N.A., as Administrative Agent, Deutsche Bank Securities, Inc. as Documentation Agent and Bank of America, N.A. and Deutsche Bank Securities, Inc. as Co-Lead Arrangers (previously filed as Exhibit 10.1(t) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(q)	First Amendment to Credit Agreement, dated December 15, 2004, by and among Covanta Energy Corporation, certain of its subsidiaries, certain lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Documentation Agent (previously filed as Exhibit 10.1 to Covanta’s Current Report on Form 8-K dated December 15, 2004 and incorporated herein by reference).

†10	.1(r)	Credit Agreement dated as of March 10, 2004 among Covanta Energy Corporation, certain of its subsidiaries, certain lenders and Bank One, N.A. as Administrative Agent (previously filed as Exhibit 10.1(s) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(s)	First Amendment to Credit Agreement, dated December 15, 2004, by and among Covanta Energy Corporation, certain of its subsidiaries, certain lenders and Bank One, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to Covanta’s Current Report on Form 8-K dated December 15, 2004 and incorporated herein by reference).

†10	.1(t)	Credit Agreement dated as of March 10, 2004 among Covanta Power International Holdings, Inc. and certain of its subsidiaries, certain lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities, Inc. as Documentation Agent and Bank of America, N.A. and Deutsche Bank Securities, Inc. as Co-Lead Arrangers (previously filed as Exhibit 10.1(t) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(u)	Credit Agreement dated as of March 10, 2004 among Covanta Power International Holdings, Inc. and certain of its subsidiaries and certain lenders and Deutsche Bank AG, New York Branch as Administrative Agent (previously filed as Exhibit 10.1(u) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Exhibit No.		Description

†10	.1(v)	Intercreditor Agreement dated as of March 10, 2004 among Covanta Energy Corporation and certain of its subsidiaries and certain lenders and Bank of America, N.A. as Administrative Agent, Bank One, NA as Administrative Agent, Deutsche Bank Securities, Inc. as Documentation Agent, and Danielson Holding Corporation (previously filed as Exhibit 10.1(v) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.1(w)	Intercreditor Agreement dated as of March 10, 2004 among Covanta Power International Holdings Inc. and certain of its subsidiaries and certain affiliates and certain lenders and Covanta Energy Americas, Inc., Bank of America, N.A. as Administrative Agent, and Deutsche Bank Securities, Inc. as Documentation Agent (previously filed as Exhibit 10.1(w) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Management Contracts

†10	.2(a)	Covanta Energy Pension Plan, as amended and restated and effective January 1, 2001 (previously filed as Exhibit 10.3(g)(i) to Covanta’s Annual Report on Form 10-K dated July 17, 2002 and incorporated herein by reference).

†10	.2(b)	Covanta Energy Savings Plan, as amended by December 2003 Amendment, (previously filed as Exhibit 10.2(b) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

†10	.2(c)	The Supplementary Benefit Plan of Ogden Projects Inc. (previously filed as Exhibit 10.8(t) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

†10	.2(d)	Covanta Energy Corporation Key Employee Severance Plan (previously filed as Exhibit 10.3(n) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

†10	.2(e)	Covanta Energy Corporation Key Employee Retention Bonus Plan (previously filed as Exhibit 10.3(o) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

†10	.2(f)	Covanta Energy Corporation Long-Term Incentive Plan (previously filed as Exhibit 10.3(p) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

†10	.2(g)	Danielson Holding Corporation Equity Award Plan for Employees and Officers (previously filed as Exhibit 10.1 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

†10	.2(h)	Form of Danielson Holding Corporation Restricted Stock Award Agreement (previously filed as Exhibit 10.2 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

†10	.2(i)	Form of Danielson Holding Corporation Stock Option Agreement (previously filed as Exhibit 10.3 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

Employment Agreements

†10	.3(a)	Employment Status and Consulting Agreement, effective November 5, 2003, by and between Covanta Energy Corporation and Scott Mackin (previously filed as Exhibit 10.4(a) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10	.3(b)	Employment Agreement, dated October 5, 2004, by and between Anthony J. Orlando and Danielson Holding Corporation and Covanta Energy Corporation (previously filed as Exhibit 10.4 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

†10	.3(c)	Employment Agreement, dated October 5, 2004, by and between Craig D. Abolt and Danielson Holding Corporation and Covanta Energy Corporation (previously filed as Exhibit 10.5 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

Exhibit No.		Description

†10	.3(d)	Employment Agreement, dated October 5, 2004, by and between Timothy J. Simpson and Danielson Holding Corporation and Covanta Energy Corporation (previously filed as Exhibit 10.6 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

†10	.3(e)	Employment Agreement, dated October 5, 2004, by and between John Klett and Covanta Energy Corporation (previously filed as Exhibit 10.7 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

†10	.3(f)	Employment Agreement, dated October 5, 2004, by and between Scott Whitney and Covanta Energy Corporation (previously filed as Exhibit 10.8 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

†10	.3(g)	Employment Agreement, dated October 5, 2004, by and between Seth Myones and Covanta Energy Corporation (previously filed as Exhibit 10.9 to Covanta’s Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference).

†10	.3(h)	Agreement between Covanta Energy Corporation and Bruce W. Stone dated January 8, 2004 (previously filed as Exhibit 10.4(b) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Agreements with Affiliates

†10	.6	Tax Sharing Agreement between Danielson Holding Corporation and Covanta Energy Corporation dated March 8, 2004 (previously filed as Exhibit 10.5(a) to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Subsidiaries

†21	.1	Subsidiaries of Covanta (previously filed as Exhibit 21.1 to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

Consents of Experts and Counsel

†23	.1	Independent Auditors Consent (previously filed as Exhibit 23.1 to Covanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

Rule 13a-14(a)/15d-14(a) Certifications

31.1		Certification of the Chief Executive Officer of Covanta Energy Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
31.2		Certification of the Chief Financial Officer of Covanta Energy Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

Section 1350 Certifications

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Executive Officer of Covanta Energy Corporation.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Financial Officer of Covanta Energy Corporation.

†	Not filed herewith, but incorporated herein by reference. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the SEC.
      (b) Exhibits: See Index to Exhibits.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Covanta Energy Corporation
(Registrant)

By:	/s/ Anthony J. Orlando

Anthony J. Orlando
President and Chief Executive Officer
Date: April 22, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Anthony J. Orlando Anthony J. Orlando	President, Chief Executive Officer and Director	April 22, 2005

/s/ Craig D. Abolt Craig D. Abolt	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 22, 2005

/s/ Joseph P. Sullivan Joseph P. Sullivan	Director	April 22, 2005
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

Quezon Power, Inc.
Consolidated Financial Statements
December 31, 2004 and 2003
and the Years Ended
December 31, 2004, 2003 and 2002
(In United States Dollars)
and
Report of Independent Auditors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quezon Power, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.
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