Form 10-Q/A
period 2004-09-30
COVANTA ENERGY CORP
filed 2005-04-25
CIK 73902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Covanta Energy Corporation (“Covanta”) is filing this Amendment No. 1 to its Form 10-Q/A (this “Amendment”) for the quarter ended September 30, 2004 solely to amend and correct its disclosure in Part 1, Item 4 of its quarterly report on Form 10-Q filed on November 9, 2004 (the “Quarterly Report”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 4 as amended is set forth below. As a result of the amendment of Item 4, the Section 302 and Section 906 certifications filed as Exhibits in Item 6 have been re-executed as of the date of this Amendment. All other statements and provisions in this Amendment have not been updated or revised and remain unchanged.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2004

PART 1. FINANCIAL STATEMENTS

Item 1.	Financial Statements

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Successor	Predecessor

	For the Period	For the Period	For the
	March 11, 2004	January 1, 2004	Nine Months
	through	through	Ended
	September 30,	March 10,	September 30,
	2004	2004	2003

	(In thousands of dollars,
	except per share amounts)
Service revenues	$261,826	$89,858	$374,583
Electricity and steam sales	124,153	53,307	214,277
Construction revenues	1,109	58	11,194
Other revenues	38	9	8

Total revenues	387,126	143,232	600,062

Plant operating expenses	244,194	100,774	375,646
Construction costs	374	73	15,412
Depreciation and amortization	38,510	13,426	54,637
Net interest on project debt	23,194	13,407	59,566
Other operating costs and expenses	893	(209)	(414)
Net gain on sale of businesses and equity investments	(151)	(175)	(1,136)
Selling, general and administrative expenses	24,270	7,597	27,463
Other expense (income) — net	(753)	(1,923)	13,797

Total costs and expenses	330,531	132,970	544,971

Operating income	56,595	10,262	55,091
Equity in income from unconsolidated investments	12,792	4,943	17,474
Interest expense (net of interest income of $1,676, $935, $3,074 respectively and excluding post-petition contractual interest of $243 and $485 for the period January 1, 2004 through March 10, 2004 and the nine months ended September 30, 2003, respectively)	(22,373)	(5,207)	(27,037)
Reorganization items	—	(58,282)	(57,425)
Gain on cancellation of pre-petition debt	—	510,680	—
Fresh start adjustments	—	(214,927)	—

Income (loss) from continuing operations before income taxes, minority interests, discontinued operations and the cumulative effect of changes in accounting principles	47,014	247,469	(11,897)
Income tax (expense) benefit	(18,849)	(215,395)	4,024
Minority interests	(3,922)	(2,511)	(6,648)

Income (loss) from continuing operations before discontinued operations and change in accounting principles	24,243	29,563	(14,521)
Gain from discontinued operations (net of income tax expense of $7,699 in 2003)	—	—	14,759
Cumulative effect of change in accounting principles (net of income tax benefit of $5,532 in 2003)	—	—	(8,538)

Net income (loss)	24,243	29,563	(8,300)

Other comprehensive income, net of income tax:
Foreign currency translation adjustments	(1,711)	248	2,967
Unrealized holding gains arising during period (net of income tax benefit (expense) of $8, $150 and $(101) respectively)	(12)	(225)	150

Other comprehensive income (loss)	(1,723)	23	3,117

Comprehensive income (loss)	$22,520	$29,586	$(5,183)

Basic income (loss) per share:
Income (loss) from continuing operations		$0.59	$(0.30)
Income from discontinued operations		—	0.30
Cumulative effect of change in accounting principles		—	(0.17)

Net income (loss)		$0.59	$(0.17)

Diluted income (loss) per share:
Income (loss) from continuing operations		$0.59	$(0.30)
Income from discontinued operations		—	0.30
Cumulative effect of change in accounting principles		—	(0.17)

Net income (loss)		$0.59	$(0.17)

See notes to consolidated financial statements

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Successor	Predecessor

	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

	(In thousands of dollars,
	except per share amounts)
Service revenues	$112,437	$120,353
Electricity and steam sales	54,893	70,184
Construction revenues	821	1,517
Other revenues — net	—	1

Total revenues	168,151	192,055

Plant operating expenses	107,897	120,754
Construction costs	149	6,318
Depreciation and amortization	18,111	16,845
Net interest on project debt	10,218	19,208
Other operating costs and expenses	265	163
Net loss on sale of businesses and equity investments	(151)	(719)
Selling, general and administrative expenses	11,098	7,777
Other expense — net	(513)	14,324

Total costs and expenses	147,074	184,670

Operating income	21,077	7,385
Equity in income from unconsolidated investments	7,387	5,543
Interest expense (net of interest income of $779 and $1,401, respectively, and excluding post-petition contractual interest of $242 for the three months ended September 30, 2003)	(9,761)	(8,081)
Reorganization items	—	(34,808)

Income (loss) from continuing operations before income taxes, minority interests, and discontinued operations	18,703	(29,961)
Income tax (expense) benefit	(6,813)	13,429
Minority interests	(1,632)	(1,796)

Income (loss) from continuing operations before discontinued operations	10,258	(18,328)
Gain from discontinued operations (net of income tax expense of $2,849 in 2003)		8,068

Net income (loss)	10,258	(10,260)

Other comprehensive income (loss) net of income tax:
Foreign currency translation adjustments	(1,196)	1,112
Unrealized holding gains arising during period (net of income tax (expense) benefit of $8 and ($2), respectively)	(21)	3

Other comprehensive income (loss)	(1,217)	1,115

Comprehensive income (loss)	$9,041	$(9,145)

Basic loss per share:
Loss from continuing operations		$(0.37)
Income from discontinued operations		0.16

Net loss		$(0.21)

Diluted loss per share:
Loss from continuing operations		$(0.37)
Income from discontinued operations		0.16

Net loss		$(0.21)

See notes to consolidated financial statements

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor

	September 30,	December 31,
	2004	2003

	(In thousands of dollars,
	except share and per share
	amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$89,491	$260,902
Restricted funds for emergence costs	39,590	—
Restricted funds held in trust	141,212	92,126
Receivables (less allowances of $1,272 and $27,893, respectively)	111,733	166,753
Unbilled service receivables	51,221	63,340
Deferred income taxes	12,894	9,763
Prepaid expenses and other current assets (less allowances of $0 and $5,000, respectively)	53,852	82,115

Total current assets	499,993	674,999
Property, plant and equipment — net	902,822	1,453,354
Restricted funds held in trust	114,481	135,280
Other noncurrent receivables (less allowances of $0 and $5,026 respectively)	12,899	10,096
Unbilled service receivables	95,360	115,267
Service and energy contracts (net of accumulated amortization of $11,347 and $0, respectively)	204,176	—
Unamortized contract acquisition costs — net	—	27,073
Goodwill & other intangibles	894	7,073
Investments in and advances to investees and joint ventures	76,734	133,439
Other assets	27,195	56,999

Total Assets	$1,934,554	$2,613,580

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Current Liabilities:
Current portion of long-term debt	$108	$21
Current portion of project debt	104,385	108,687
Accounts payable	21,277	23,584
Income tax payable	3,290	—
Accrued expenses	107,180	208,342
Accrued emergence costs	39,590	—
Deferred revenue	16,810	37,431

Total current liabilities	292,640	378,065
Long-term debt	318,330	57
Project debt	827,713	935,278
Deferred income taxes	225,767	195,059
Deferred revenue	—	129,304
Other liabilities	116,885	78,358
Liabilities subject to compromise	—	956,095

Total Liabilities	1,781,335	2,672,216

Minority interests	83,174	69,398

Shareholders’ Equity (Deficit):
Successor common stock, par value $0.01 per share authorized, 200 shares, 200 shares issued and outstanding as of September 30, 2004	—	—
Predecessor serial cumulative convertible preferred stock, par value $1.00 per share, authorized, 4,000,000 shares; shares outstanding: 33,049 net of treasury shares of 29,820	—	33
Predecessor common stock, par value $.50 per share; authorized, 80,000,000 shares; outstanding: 49,824,251 net of treasury shares of 4,125,350	—	24,912
Capital surplus	47,525	188,156
Notes receivable from key employees for common stock issuance		(451)
Retained earnings (deficit)	24,243	(340,661)
Accumulated other comprehensive loss	(1,723)	(23)

Total Shareholders’ Equity (Deficit)	70,045	(128,034)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,934,554	$2,613,580

See notes to consolidated financial statements

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Successor	Predecessor

	For the Period	For the Period	For the
	March 11,	January 1,	Nine Months
	2004 through	2004 through	Ended
	September 30,	March 10,	September 30,
	2004	2004	2003

	(In thousands of dollars)
Cash Flows From Operating Activities:
Net income	$24,243	$29,563	$(8,300)
Adjustments to Reconcile Net Income to Net Cash Provided by (used in) Operating Activities of Continuing Operations:
Gain on cancellation of pre-petition debt		—	(510,680)
Fresh start adjustments	—	214,927	—
Fresh start tax adjustments	—	214,756	—
Gain from discontinued operations	—	—	(14,759)
Reorganization items	—	58,282	57,426
Payment of reorganization items	—	(49,782)	(28,130)
Depreciation and amortization	38,510	13,426	54,637
Deferred income taxes	10,231	(7)	(1,981)
Provision for doubtful accounts	975	852	8,092
Equity in income from unconsolidated investments	(12,792)	(4,943)	(17,474)
Amortization of project debt premium and discount	(7,370)	—	—
Accretion on principal of senior secured notes	1,884	—	—
Cumulative effect of change in accounting principles, net of income taxes	—	—	8,538
Other	5,309	2,268	16,753
Management of Operating Assets and Liabilities:
Decrease (Increase) in Assets:
Receivables	28,379	2,989	(4,664)
Restricted funds for emergence costs	60,396	—	—
Unbilled service receivables	6,638	284	—
Other assets	13,903	(15,572)	10,138
Increase (Decrease) in Liabilities:
Accounts payable	(2,294)	3,853	21,449
Accrued expenses	(4,456)	17,730	37,786
Accrued emergence costs	(60,396)	—	—
Deferred revenue	(1,723)	229	(2,415)
Other liabilities	(1,119)	1,563	(43,011)

Net cash provided by (used in) operating activities of continuing operations	100,318	(20,262)	94,085

Cash Flows From Investing Activities:
Proceeds from sale of businesses	1,844	—	1,136
Proceeds from sale of property, plant, and equipment	61	86	365
Proceeds from sale of investment	—	—	493
Proceeds from sale of marketable securities	—	87	230
Investments in facilities	(6,810)	(4,192)	(14,151)
Distributions from investees and joint ventures	6,996	6,401	9,276
Increase in investments in and advances to investees and joint ventures	—	(279)	—
Other	—	—	(2,698)

Net cash provided by (used in) investing activities of continuing operations	2,091	2,103	(5,349)

Cash Flows From Financing Activities:
Borrowings for facilities	1,208	—	9,278
Decrease (increase) in restricted funds held in trust	(47,097)	(96,742)	(38,058)
Payment of project debt	(14,932)	(28,089)	(59,040)
Payment of recourse debt	(12,604)	—	(6,875)
Distributions to secured lenders and 9.25% holders		(80,507)	—
Proceeds from issuance of stock	—	29,825	—
Distribution to minority partners	(6,368)	(530)	—
Proceeds from sale of minority interests	—	175	—

Net cash used in financing activities of continuing operations	(79,793)	(175,868)	(94,695)

Net cash provided by discontinued operations	—	—	29,745

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,616	(194,027)	23,786
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	66,875	260,902	99,064

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,491	$66,875	$122,850

SUPPLEMENTAL INFORMATION			—
Cash paid for interest	$41,779	$12,647	$64,177

Cash paid for taxes	$20,797	$1,518	$7,317

See notes to consolidated financial statements

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(iv) Subordinated Claims of Holders of Convertible Subordinated Debentures

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reorganization Items

      In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred for the period January 1, 2004 through March 10, 2004 and the three and nine months ended September 30, 2003, (in thousands of dollars):

	For the Period	For the	For the
	January 1, 2004	Nine Months	Three Months
	through	Ended	Ended
	March 10,	September 30,	September 30,
	2004	2003	2003

Legal and professional fees	$27,562	$29,552	$10,834
Severance	7,097	2,869	634
Bank fees related to DIP Credit Facility	1,163	1,419	341
Bankruptcy exit costs	22,460	23,585	22,999

Total	$58,282	$57,425	$34,808

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service Revenues and Unbilled Service Receivables

      The following table summarized the components of Service Revenues for the nine months ended September 30, 2004 and 2003. (in thousands of dollars)

	For the Period	For the Period
	January 1, 2004	March 11, 2004		Three Months	Three Months
	through	through	Nine Months	Ended	Ended
	March 10,	September 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2004	2003

Service Revenue unrelated to project debt	$72,740	$219,750	$295,772	$93,680	$95,744
Revenue earned explicitly to service project debt-principal	9,937	24,745	43,081	11,117	13,357
Revenue earned explicitly to service project debt-interest	7,181	17,331	35,730	7,640	11,252

Total service revenue	$89,858	$261,826	$374,583	$112,437	$120,353

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended September 30, 2003 including the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands of dollars, except per share amounts):

	For the Period	For the	For the
	January 1, 2004	Nine Months	Three Months
	through	Ended	Ended
	March 10,	September 30,	September 30,
	2004	2003	2003

Net income (loss), as reported	$29,563	$(8,300)	$(10,260)
Deduct:
SFAS No. 123 total stock based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(435)	(2,232)	(744)

Pro forma net (loss) income	$29,128	$(10,532)	$(11,004)

Basic income, (loss) per share:
Basic — as reported	$0.59	$(0.17)	$(0.21)

Basic — pro forma	$0.58	$(0.21)	$(0.22)

Diluted income, (loss) per share:
Diluted — as reported	$0.59	$(0.17)	$(0.21)

Diluted — pro forma	$0.58	$(0.21)	$(0.22)

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below reflects preliminary reorganization adjustments for the discharge of indebtedness, cancellation of old common stock and issuance of new common stock, issuance of notes, and the fresh start adjustments through September 30, 2004 and the resulting fresh start consolidated balance sheet as of March 10, 2004:

			Discharge of
			Indebtedness
	Predecessor	Liquidating	and					Successor
		Entities and	Issuance of	Purchase
	March 10,	Deconsolidation	New	Accounting		Fresh Start		March 10,
	2004	of Entities(a)	Indebtedness	Adjustments		Adjustments		2004

	(In thousands of dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$120,941	$877	$(81,204)	$29,825	(c)	$(3,564)		$66,875
Restricted funds for emergence costs	99,986	—	—	—		—		99,986
Restricted funds held in trust	106,338	(4,845)	—	—		39		101,532
Receivables	223,835	(20,307)	—	—		(10,244	)(f)	193,284
Deferred income taxes	9,763	—	—	—		(8,475	)(g)	1,288
Prepaid expenses and other current assets	81,894	(5,121)	—	—		(20,271	)(h)	56,502

Total current assets	642,757	(29,396)	(81,204)	29,825		(42,515)		519,467
Property, plant and equipment — net	1,444,838	(97,101)	—	—		(419,774)		927,963
Restricted funds held in trust	117,824	(8,196)	—	—		(2,564)		107,064
Unbilled service and other receivables	130,168	(15,035)	—	—		—		115,133
Other intangible assets — net	33,381	(3,561)	—	—		(29,820)		—
Service and energy contracts	—	—	—	—		215,476		215,476
Investments in and advances to investees and Joint ventures	134,656	54,405	—	—		(112,863)		76,198
Other assets and other intangibles	63,946	(275)	—	—		(29,511	)(i)	34,160
Goodwill	—	—	(8,500)	(90,006)		98,506	(p)	—

Total Assets	$2,567,570	$(99,159)	$(89,704)	$(60,181)		$(323,065)		$1,995,461

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities:
Current Liabilities:
Current portion of long-term debt	$20	$—	$—	$—		$—		$20
Current portion of project debt	113,681	(10,070)	—	—		25	(j)	103,636
Accounts payable	27,437	(3,235)	—	—		(631)		23,571
Accrued expenses	134,135	(5,296)	—	—		(14,862	)(k)	113,977
Accrued emergence costs	99,986	—	—	—		—		99,986
Deferred revenue	37,660	(2,453)	—	—		(9,001	)(n)	26,206

Total current liabilities	412,919	(21,054)	—	—		(24,469)		367,396
Long-term debt	53	—	328,000 (b)	—		—		328,053
Project debt	903,650	(71,905)	—	—		18,776	(l)	850,521
Deferred income taxes	195,164	—	—	(107,706	)(d)	116,491	(m)	203,949
Deferred revenue	127,925	—	—	—		(127,925	)(n)	—
Other liabilities	99,650	—	—	—		13,487	(o)	113,137
Liabilities subject to compromise	934,752	(6,368)	(928,384)	—		—		—

Total Liabilities	2,674,113	(99,327)	(600,384)	(107,706)		(3,640)		1,863,056

Minority interests	71,372	—	—	—		13,508		84,880

Shareholders’ Equity (Deficit):
Serial cumulative convertible preferred stock	33	—	—	—		(33)		—
Common stock	24,912	—	—	—		(24,912)		—
Capital surplus	188,156	—	—	47,525	(e)	(188,156)		47,525
Deficit	(392,095)	46	510,680	—		(118,631)		—
Accumulated other comprehensive income	1,079	122	—	—		(1,201)		—

Total Shareholders’ Equity (Deficit)	(177,915)	168	510,680	47,525		(332,933)		47,525

Total Liabilities and Shareholders’ Equity (Deficit)	$2,567,570	$(99,159)	$(89,704)	$(60,181)		$(323,065)		$1,995,461

      Following are footnotes to the above Successor Condensed Consolidated Balance Sheet.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Excludes Covanta entities which are part of the Liquidating Plan and Covanta entities which remain in Chapter 11 and have been deconsolidated.

(b)	Reflects the issuance by Covanta of $205.0 million principal amount of new high yield secured notes, $28.0 million of estimated principal amount of new reorganization plan unsecured notes, and $95.0 million in principal amount of new CPIH term debt.

(c)	Reflects cash portion of the purchase price paid by Danielson.

(d)	Represents the reduction in net deferred income tax liabilities resulting from recording the income tax benefits arising from the estimated future utilization of Danielson’s NOLs.

(e)	Danielson’s purchase price includes $29.8 million in cash, $6.4 million in expenses and $11.3 million for the estimated fair value of stock purchase rights to be issued to certain of Covanta’s pre-petition creditors. Certain of these creditors were granted the right to purchase up to 3.0 million shares of Danielson common stock at $1.53 per share.

(f)	Includes a decrease of $11.3 million to adjust a tax receivable to fair value.

(g)	Reflects the effect of adjusting receivables to fair value.

(h)	Includes a decrease of $16.3 million in the fair value of spare parts.

(i)	Includes a $21.8 million reduction of unamortized bond issuance costs, exclusive of minority interests, to a fair value of $0 and a fair value adjustment of $6.2 million in deferred costs related to the Haverhill facility.

(j)	Includes a $10.2 million reduction of the current portion of the MCI facility project debt to a fair value of $0 and an increase of $10.5 million for the current portion on the fair market value premium on waste-to-energy project debt.

(k)	Includes a $11.0 million reduction in the MCI facility accrued expenses to a fair value of $0 in the Philippines and a reduction of $6.0 million to reclassify pension liabilities to long-term liabilities.

(l)	Primarily reflects an $18.3 million reduction of the long-term portion of the MCI facility project debt to a fair value of $0 and an increase of $34.4 million for the long-term portion of the fair market value premium on waste-to-energy project debt.

(m)	Reflects the change in deferred taxes resulting from the fair valuation of property, plant and equipment and intangibles, offset by the change in deferred taxes resulting from the decrease in the Company’s net operating loss carry forward and tax credit carry forwards which resulted from the extinguishment of debt.

(n)	Deferred income related to a power contract restructuring at the Haverhill facility was fair valued at $0.

(o)	Reflects an increase of $3.0 million to fair value tax reserves at $22.6 million, an increase of $6.0 million for the reclassification of pension liabilities from current liabilities, an increase of $18.4 million for additional pension liabilities, a decrease of $24.5 million to fair value a deferred credit at the Hennepin facility at $0 and an increase of $7.2 million to reflect a liability related to the extension of a service contract.

(p)	As of March 10, 2004, goodwill of $24.5 million was recorded to reflect the excess of the purchase price over the estimated net fair value of assets acquired. Subsequent to March 10, 2004, as a result of revisions to fair value estimates, the fair value of net assets acquired exceeded the purchase price paid. The excess

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been used to reduce the carrying value of non current assets. The net effect of all such adjustments is as follows: (in millions of dollars):

Impact
Balance Sheet Item	on Goodwill

Property, plant and equipment	$106.8
Service and energy contracts	102.6
Investment in joint ventures	(7.4)
Deferred revenue — non-current	(127.9)
Deferred income taxes	(101.9)
Other liabilities	(14.2)
Minority interests	13.5
Long-term debt	(8.5)
Other items	12.5

Goodwill	$(24.5)

5.	Credit Arrangements

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Debt

      Long-term debt (in thousands of dollars) consisted of the following:

	Successor	Predecessor

	September 30,	December 31,
	2004	2003

High Yield Notes	$206,884	$—
Unsecured Notes (estimated)	28,000	—
CPIH term loan facility	83,212	—
9.25% debentures due 2022	—	100,000
Other long-term debt	342	10,563

	318,438	110,563
Less amounts subject to compromise	—	(110,485)
Less current portion of long term debt	(108)	(21)

Long term debt	$318,330	$57

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

      Also, the CPIH Borrowers entered into the CPIH Term Loan Facility in the principal amount of up to $95 million, of which approximately $83 million was outstanding as of September 30, 2004. The CPIH Term Loan Facility is secured by a second priority ’lien on the same collateral as the CPIH Revolving Credit Facility, and bears interest at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable by adding it to the outstanding principal balance. The interest rate increases to 12.5% per annum in specified default situations. The CPIH Term

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan Facility matures in three years. The CPIH Term Loan Facility is non-recourse to Covanta and its other domestic subsidiaries. While CPIH’s term loan is outstanding CPIH’s cash balance is not available to be transferred to Domestic Covanta.

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

      The maturities on long-term debt including capital lease obligations, (in thousands of dollars) at September 30, 2004 were as follows:

2004	$27
2005	110
2006	4,088
2007	87,129
2008	3,900
Later years	223,184

318,438
Less current portion	(108)

Long-term debt	$318,330

7.	Project Debt

      Project debt (in thousands of dollars) consisted of the following:

	Successor	Predecessor

	September 30,	December 31,
	2004	2003

Revenue Bonds Issued by and Prime Responsibility of Municipalities:
3.625-6.75% serial revenue bonds due 2005 through 2011	$341,694	$320,960
5.0-7.0% term revenue bonds due 2005 through 2015	177,915	238,281
Adjustable-rate revenue bonds due 2006 through 2013	128,735	130,330
Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties:
5.25-8.9% serial revenue bonds due 2005 through 2008	30,575	58,620
Other Revenue Bonds:
4.7-5.5% serial revenue bonds due 2005 through 2015	80,130	79,390
5.5-6.7% term revenue bonds due 2014 through 2019	69,561	68,020
International project debt	103,488	148,364

	932,098	1,043,965
Less current portion of project debt	(104,385)	(108,687)

Long-term project debt	$827,713	$935,278

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Revenues and income from continuing operations by segment for the periods from March 11, 2004 through September 30, 2004, January 1, 2004 through March 10, 2004 and the nine months ended September 30, 2003 and for the three months ended September 30, 2004 and September 30, 2003 (in thousands of dollars) were as follows:

	For the Period	For the Period
	January 1, 2004	March 11, 2004	Nine Months	Three Months	Three Months
	through	through	Ended	Ended	Ended
	March 10,	September 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2004	2003

Revenues:
Domestic	$107,697	$311,491	$469,461	$135,547	$150,047
International	35,535	75,635	130,601	32,604	42,008

Total revenue	143,232	387,126	600,062	168,151	192,055

Income from operations:
Domestic	7,132	46,597	42,020	18,653	3,284
International	3,130	9,998	13,071	2,424	4,101

Operating income	10,262	56,595	55,091	21,077	7,385
Equity Income of unconsolidated investments	4,943	12,792	17,474	7,387	5,543
Interest expense — net	(5,207)	(22,373)	(27,037)	(9,761)	(8,081)
Reorganization items	(58,282)	—	(57,425)	—	(34,808)
Gain on cancellation of pre-petition debt	510,680	—	—	—	—
Fresh start adjustments	(214,927)	—	—	—	—

Income from continuing operations before income taxes, minority interests, discontinued operations and the cumulative effect of change in accounting principle	$247,469	$47,014	$(11,897)	$18,703	$(29,961)

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of Operations for Remaining Debtors

      The following table summarizes the results of operations of the remaining debtors for the period March 11, 2004 through September 30, 2004, and for the three months ended September 30, 2004. Due to uncertainty regarding the realizability of earnings of the Remaining Debtors, the Company has not recognized the earnings below. (in thousands of dollars):

	For the Period	For the
	March 11,	Three Months
	2004 through	Ended
	September 30,	September 30,
	2004	2004

Condensed Statements of Operations
Revenues	$17,212	$6,938
Operating income	1,671	366
Net income	1,657	359

12.	Earnings (Loss) Per Share

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

	For the Period January 1, 2004 through			For the Nine Months Ended			For the Three Months Ended
	March 10, 2004			September 30, 2003			September 30, 2003

	Income		Per	Income		Per	Income		Per
	(Loss)	Shares	Share	(Loss)	Shares	Share	(Loss)	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(In thousands of dollars except for per share amounts)
Basic Earnings (Loss)
Per Share:
From continuing operations	$29,563	49,821	$0.59	$(14,521)	49,818	$(0.30)	$(18,328)	49,821	$(0.37)

From discontinued operations	$—	49,821	$—	$14,759	49,818	$0.30	$8,068	49,821	$0.16

Cumulative effect of change in accounting principles	$—	49,821	$—	$(8,538)	49,818	$(0.17)	$—	49,821	$—

Net income (Loss)	$29,563	49,821	$0.59	$(8,300)	49,818	$(0.17)	$(10,260)	49,821	$(0.21)

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Period January 1, 2004 through			For the Nine Months Ended				For the Three Months Ended
	March 10, 2004			September 30, 2003				September 30, 2003

	Income		Per	Income			Per	Income			Per
	(Loss)	Shares	Share	(Loss)	Shares		Share	(Loss)	Shares		Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)		Amount	(Numerator)	(Denominator)		Amount

Effect of Dilutive Securities:
Stock options		(A )			(A	)			(A	)
Restricted stock		3			(A	)			(A	)
Convertible preferred stock		198			(A	)			(A	)

Diluted Earnings (Loss) Per Share:
From continuing operations	$29,563	50,022	$0.59	$(14,521)	49,818		$(0.30)	$(18,328)	49,821		$(0.37)

From discontinued operations	$—	50,022	$—	$14,759	49,818		$0.30	$8,068	49,821		$0.16

Cumulative effect of change in accounting principles	$—	50,022	$—	$(8,538)	49,818		$(0.17)	$—	49,821		$—

Net income (Loss)	$29,563	50,022	$0.59	$(8,300)	49,818		$(0.17)	$(10,260)	49,821		$(0.21)

(A)	Antidilutive

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash and non-cash charges) recognized in the stub period ended March 10, 2004 and the periods ended September 30, 2004 and 2003 (in thousands of dollars):

	Balance at	Charged		Transferred to	Balance at
	March 11,	(Credited to)	Amounts	Liabilities Subject	September 30,
	2004	Operations	Paid	to Compromise	2004

March 11, 2004 — September 30, 2004
Severance for approximately 216 New York City employees	$988	$—	$(254)	$—	$734
Severance for approximately 60 employees terminated post petition	34	—	(24)	—	10
Key employee retention plan	985	—	(985)	—	—

Total	$2,007	$—	$(1,263)	$—	$744

	Balance at	Charged			Transferred to	Balance at
	January 1,	(Credited to)		Amounts	Liabilities Subject	March 10,
	2004	Operations		Paid	to Compromise	2004

January 1, 2004 — March 10, 2004
Severance for approximately 216 New York City employees	$1,470	$(312	)(A)	$(170)	$—	$988
Severance for approximately 60 employees terminated post petition	277	(239	)(A)	(4)	—	34
Key employee retention plan	1,425	(440	)(A)	—	—	985
Office closure costs	518	—		(48)	(470)	—

Total	$3,690	$(991)		$(222)	$(470)	$2,007

	Balance at	Charged		Transferred to	Balance at
	January 1,	(Credited to)	Amounts	Liabilities Subject	September 30,
	2003	Operations	Paid	to Compromise	2003

Nine months ended September 30, 2003
Severance for approximately 216 New York City employees	$1,600	$—	$(325)	$—	$1,275
Severance for approximately 80 energy employees	2,500	—	(136)	(2,364)	—
Severance for approximately 60 employees terminated post petition	4,350	—	(1,550)	—	2,800
Key employee retention plan	700	1,800	(1,075)	—	1,425
Office closure costs	1,200	—	(335)	—	865

Total	$10,350	$1,800	$(3,421)	$(2,364)	$6,365

(A)	Reflects adjustments to reconcile to Bankruptcy Court amount at March 10, 2004.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingent Liabilities

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Optimizing Cash

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

Consolidated Results

      The following table summarizes the historical consolidated results of operations of the Company for the nine months ended September 30, 2004, and the nine months ended September 30, 2003 (in thousands of dollars):

			Combined Results
	For the Period	For the Period	for the
	January 1, 2004	March 11, 2004	Nine Months	Nine Months
	through	through	Ended	Ended
	March 10,	September 30,	September 30,	September 30,
	2004	2004	2004	2003

Service revenues	$89,858	$261,826	$351,684	$374,583
Electricity and steam sales	53,307	124,153	177,460	214,277
Construction revenues	58	1,109	1,167	11,194
Other revenues	9	38	47	8

Total revenues	143,232	387,126	530,358	600,062

Plant operating expenses	100,774	244,194	344,968	375,646
Construction costs	73	374	447	15,412
Depreciation and amortization	13,426	38,510	51,936	54,637
Net interest on project debt	13,407	23,194	36,601	59,566
Other operating costs and expense	(209)	893	684	(414)
Net gain on sale of businesses and equity investments	(175)	(151)	(326)	(1,136)
Selling, general, and administrative expenses	7,597	24,270	31,867	27,463
Other (income) expenses — net	(1,923)	(753)	(2,676)	13,797

Total costs and expenses	132,970	330,531	463,501	544,971

Operating income	10,262	56,595	66,857	55,091
Equity in income of unconsolidated investments	4,943	12,792	17,735	17,474
Interest expense net	(5,207)	(22,373)	(27,580)	(27,037)
Reorganization items — expense	(58,282)	—	(58,282)	(57,425)
Gain on cancellation of pre-petition debt	510,680	—	510,680	—
Fresh start adjustments	(214,927)	—	(214,927)	—

			Combined Results
	For the Period	For the Period	for the
	January 1, 2004	March 11, 2004	Nine Months	Nine Months
	through	through	Ended	Ended
	March 10,	September 30,	September 30,	September 30,
	2004	2004	2004	2003

Income from continuing operations	247,469	47,014	294,483	(11,897)
Income tax (expense) benefit	(215,395)	(18,849)	(234,244)	4,024
Minority interests	(2,511)	(3,922)	(6,433)	(6,648)
Gain from discontinued operations	—	—	—	14,759
Cumulative effect of change in accounting principles	—	—	—	(8,538)

Net Income (loss)	$29,563	$24,243	$53,806	$(8,300)

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

      Gain on cancellation of pre-petition debt was $510.7 million for the first nine months of 2004. Gain on cancellation of pre-petition debt results from the cancellation on March 10, 2004 of the Company’s pre-

petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to petition creditors.

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

Domestic Segment

      The following table summarizes the historical results of operations of the Domestic segment for the nine months ended September 30, 2004, and for the nine months ended September 30, 2003 (in thousands of dollars):

			Combined Results
	For the Period	For the Period	for the
	January 1, 2004	March 11, 2004	Nine Months	Nine Months
	through	through	Ended	Ended
	March 10,	September 30,	September 30,	September 30,
	2004	2004	2004	2003

Service revenues	$88,697	$258,552	$347,249	$370,092
Electric & steam sales	18,942	51,822	70,764	88,171
Construction revenue	58	1,109	1,167	11,194
Other revenues	0	8	8	4

Total revenues	$107,697	$311,491	$419,188	$469,461

Operating Income	$7,132	$46,597	$53,729	$42,020

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

      Other expenses (income) — net and selling, general and administrative expenses had a net decrease totaling $14.9 million in the first nine months of 2004 compared to the first nine months of 2003 primarily due to the provision for arena commitments recorded in the third quarter of 2003.

      Income from operations for the Domestic segment for the first nine months of 2004 increased by $11.7 million compared to the first nine months of 2003. This increase is comprised of net increases due to cessation of construction activities ($4.9 million), higher energy and scrap metal revenues ($5.1 million), lower interest expense on project debt ($20.6 million), and the net decreases in other expenses — net and selling, general and administrative expense which includes the provision for arena commitments of ($14.4 million) recorded in the third quarter of 2003. These increases are offset by net decreases due to higher operating and maintenance expenses ($4.0 million), the expiration of a hydroelectric lease ($2.1 million), restructuring of the existing projects ($12.3 million), the deconsolidation of Remaining Debtors ($8.3 million), the elimination of amortization of deferred gains due to fresh start adjustments ($5.2 million), and the increase in depreciation expense due to fresh start accounting adjustments ($1.6 million).

International Segment

      The following table summarizes the historical results of operations of the International segment for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003 (in thousands):

			Combined Results
	For the Period	For the Period	for the
	January 1, 2004	March 11, 2004	Nine Months	Nine Months
	through	through	Ended	Ended
	March 10,	September 30,	September 30,	September 30,
	2004	2004	2004	2003

Service revenues	$1,161	$3,274	$4,435	$4,491
Electricity & steam sales	34,365	72,331	106,696	126,106
Other revenues	9	30	39	4

Total revenues	$35,535	$75,635	$111,170	$130,601

Operating income	$3,130	$9,998	$13,128	$13,071

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

Quarter Ended September 30, 2004 vs Quarter Ended September 30, 2003

Consolidated Results

      The following table summarizes the historical consolidated results of operations of the Company for the three months ended September 30, 2004 and the three months ended September 30, 2003 (in thousands of dollars):

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

Service revenues	$112,437	$120,353
Electricity and steam sales	54,893	70,184
Construction revenues	821	1,517
Other revenues	—	1

Total revenues	168,151	192,055

Plant operating expenses	107,897	120,754
Construction costs	149	6,318
Depreciation and amortization	18,111	16,845
Net interest on project debt	10,218	19,208
Other operating costs	265	163
Net gain on sales of businesses	(151)	(719)
Selling, general, and administrative expenses	11,098	7,777
Other expenses — net	(513)	14,324

Total costs and expenses	147,074	184,670

Operating income	21,077	7,385
Equity in income of unconsolidated investments	7,387	5,543
Interest expense net	(9,761)	(8,081)
Reorganization items — expense	—	(34,808)

Income (loss) from continuing operations	18,703	(29,961)
Income tax (expense) benefit	(6,813)	13,429
Minority interests	(1,632)	(1,796)
Gain from discontinued operations	—	8,068

Net Income (loss)	$10,258	$(10,260)

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

Domestic Segment

      The following table summarizes the historical results of operations of the Domestic segment for the three months ended September 30, 2004 and the three months ended September 30, 2003 (in thousands of dollars):

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

Service revenues	$110,930	$118,993
Electricity and Steam Sales	23,796	29,537
Construction revenues	821	1,517
Other revenues	—	—

Total revenues	$135,547	$150,047

Operating income	$18,653	$3,284

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

International Segment

      The following table summarizes the historical results of operations of the International segment for the three months ended September 30, 2004 and the three months ended September 30, 2003 (in thousands of dollars):

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

Service revenues	$1,507	$1,360
Electricity and steam sales	31,097	40,647
Other revenue	—	1

Total revenues	$32,604	$42,008

Operating income	$2,424	$4,101

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

COVANTA CAPITAL STRUCTURE

(Dollars in millions)

      The following table summarizes Domestic Covanta’s and CPIH’s gross contractual obligations for corporate debt, and for project debt revalued as a result of adjustments required upon the Company’s emergence from bankruptcy (amounts expressed in thousands of dollars.)

	Payments Due by Period

		Less Than	1 to 3	4 to 5	After
	Total	One Year	Years	Years	5 Years

Domestic Covanta project debt	$828,610	$79,632	$168,247	$160,938	$419,793
CPIH project debt	103,488	24,753	28,316	28,316	22,103

Total project debt	932,098	104,385	196,563	189,254	441,896

Domestic Covanta high yield notes	206,884	—	—	—	206,884
Domestic Covanta unsecured notes	28,000	—	7,800	7,800	12,400
CPIH term loan	83,212	—	83,212	—	—
Other long-term debt	342	108	234	—	—

Total other long-term debt	318,438	108	91,246	7,800	219,284

Total debt obligations of the company	1,250,536	104,493	287,809	197,054	661,180
Less:
Non-recourse project debt	(932,098)	(104,385)	(196,563)	(189,254)	(441,896)
Non-recourse CPIH term debt (Note 6)	(83,212)	—	(83,212)	—	—

Domestic Covanta corporate debt	$235,226	$108	$8,034	$7,800	$219,284

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

      Corporate Debt. Domestic Covanta’s and CPIH’s corporate debt obligations arise from its Chapter 11 proceeding and are outlined on the following table:

Domestic Covanta Debt

Designation	Principal Amount	Interest	Principal Payments	Security

High Yield Notes	$206.9 million (as of September 30, 2004) accreting to an aggregate principal amount of $230 million	Payable semi-annually in arrears at 8.25% per annum on $230 million	Due on maturity on March 2011	Third priority lien in substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s domestic subsidiaries which are borrowers

Unsecured Notes	$28 million (est.), based on determination of allowed pre-petition unsecured obligations	Payable semi-annually in arrears at 7.5% per annum	Annual amortization payments of $3.9 million with the remaining balance due at maturity on March 2012	Unsecured and subordinated in right of payment to all senior indebtedness of Covanta including, the First Lien Facility and the Second Lien Facility, the High Yield Notes; will otherwise rank equal with, or be senior to, all other indebtedness of Covanta

CPIH Debt

Designation	Principal Amount	Interest	Principal Payments	Security

Term Loan Facility	$83 million (as of September 30, 2004)	Payable monthly in arrears at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable as increase to the principal amount of the loan	Due on maturity on March 2007	Second priority lien on substantially all of the CPIH borrowers’ assets not otherwise pledged

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

Other Commitments

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

      At September 30, 2004, Domestic Covanta had $73.3 million in unrestricted cash, reflecting a net increase of $22.3 million in unrestricted cash since June 30, 2004. In addition, as of September 30, 2004 Domestic Covanta had $39.6 million in cash held in restricted accounts to pay for additional emergence expenses that are estimated to be paid after emergence. Cash held in such reserve accounts is not available for general corporate purposes.

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

	Domestic	CPIH	Consolidated

Operating Income	$18,653	$2,424	$21,077
Depreciation and amortization	16,097	2,014	18,111
Change in unbilled service receivables	2,518	—	2,518
Project debt principal repaid	(4,258)	(4,808)	(9,066)
Change in restricted funds held in trust	(30,552)	1,980	(28,572)
Change in restricted funds for emergence costs	5,978	—	5,978
Change in accrued emergence costs	(5,978)	—	(5,978)
Change in other liabilities	19,427	(272)	19,155
Distributions to minority interests	(1,622)	(1,162)	(2,784)
Amortization of premium and discount	(3,218)	—	(3,218)
Proceeds from sale of businesses	—	1,844	1,844
Investments in facilities	(1,750)	(193)	(1,943)
Change in other assets	22,489	8,997	31,486

Cash generated for corporate debt and letter of credit fees, pre-tax	37,784	10,824	48,608
Corporate Income Taxes paid:
Foreign	—	(666)	(666)
State	(2,455)	—	(2,455)
Federal	(600)	—	(600)

Cash generated for corporate debt and letter of credit fees, after taxes	34,729	10,158	44,887
Cash Balance, Beginning of Period	51,021	11,652	62,673

Cash Available for Corporate Debt and Letter of Credit Fees	85,750	21,810	107,560
Corporate Debt Service and Letter of Credit Fees Paid — Net	(12,407)	(1,612)	(14,019)
Payment of Principal Corporate Debt	(9)	(4,041)	(4,050)

Cash Balance, End of Period	$73,334	$16,157	$89,491

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

Designation	Purpose	Term	Security

Domestic Covanta Facilities
First Lien Facility	To provide for letter of credit required for a Covanta waste to energy facility	Expires March 2009	First priority lien in substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s subsidiaries which are domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.
Second Lien Facility	To provide for certain existing and new letters of credit and up to $10 million in revolving credit for general corporate purposes	Expires March 2009	Second priority lien in substantially all of the assets of the domestic borrowers not subject to prior liens. Guaranteed by domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.
CPIH Facility
Revolving Loan Facility	Up to $9.1 million	Expires March 2007	First priority lien on the stock of CPIH and substantially all of the CPIH borrowers’ assets not otherwise pledged

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

Supplemental Information About Domestic Covanta Waste to Energy Project Ownership Structures

      Covanta’s waste-to-energy business originally was developed in response to competitive procurements conducted by municipalities for waste disposal services. One of the threshold decisions made by each municipality early in the procurement process was whether it, or the winning vendor, would own the facility to be constructed; there were advantages and disadvantages to the municipality with both ownership structures. As a result, Domestic Covanta today operates many publicly owned facilities, and owns and operates many others. In addition, as a result of acquisitions of additional projects originally owned or operated by other vendors. Domestic Covanta operates several projects under a lease structure where a third party lessor owns the project. In all cases, Domestic Covanta operates each facility pursuant to a long-term contract, and provides the same service in consideration of a monthly service fee paid by the municipal client.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

For the Period Ended September 30, 2004

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$73,334	$16,157	$89,491
Restricted funds for emergence costs	39,590	—	39,590
Restricted funds held in trust	112,920	28,292	141,212
Unbilled service receivable	51,221	—	51,221
Other current assets	138,814	39,665	178,479

Total current assets	415,879	84,114	499,993
Property, plant and equipment-net	801,042	101,780	902,822
Restricted funds held in trust	99,295	15,186	114,481
Service and energy contracts	203,618	558	204,176
Unbilled service receivable	95,360	—	95,360
Other assets	45,312	72,410	117,722

Total Assets	$1,660,506	$274,048	$1,934,554

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$108	$—	$108
Current portion of project debt	79,632	24,753	104,385
Accrued emergence costs	39,590	—	39,590
Other current liabilities	123,102	25,455	148,557

Total current liabilities	242,432	50,208	292,640
Long-term debt	235,119	83,211	318,330
Project debt	748,978	78,735	827,713
Deferred income taxes	214,592	11,175	225,767
Other liabilities	114,659	2,226	116,885

Total liabilities	1,555,780	225,555	1,781,335
Minority interests	43,722	39,452	83,174
Total Shareholders’ Equity	61,004	9,041	70,045

Total Liabilities, Minority interests and Shareholders’ Equity	$1,660,506	$274,048	$1,934,554

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2004

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
Total revenues	$135,547	$32,604	$168,151

Depreciation and amortization	16,097	2,014	18,111
Net interest on project debt	7,232	2,986	10,218
Other costs and expenses	93,565	25,180	118,745

Total costs and expenses	116,894	30,180	147,074

Operating income	18,653	2,424	21,077
Equity in income from unconsolidated investments	171	7,216	7,387
Interest expense (net of interest income of ($41 and $739)	(8,104)	(1,657)	(9,761)

Income from operations before income taxes and minority interests	10,720	7,983	18,703
Income tax expense	(4,482)	(2,331)	(6,813)
Minority interests	(629)	(1,003)	(1,632)

Net income	$5,609	$4,649	$10,258

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2004

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,609	$4,649	$10,258
Adjustments to Reconcile Net income to Net Cash Provided by Operating Activities:
Depreciation and amortization	16,097	2,014	18,111
Deferred income taxes	3,647	1,016	4,663
Equity in income from unconsolidated investments	(171)	(7,216)	(7,387)
Accretion of principal on Senior Secured Notes	849	—	849
Amortization of premium and discount	(3,218)	—	(3,218)
Other	1,362	1,316	2,678
Management of Operating Assets and Liabilities:
Unbilled service receivables	2,518	—	2,518
Restricted funds held in trust for emergence costs	5,978	—	5,978
Other assets	23,053	8,683	31,736
Accrued emergence costs	(5,978)	—	(5,978)
Other liabilities	13,104	418	13,522

Net cash provided by operating activities	62,850	10,880	73,730

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in facilities	(1,750)	(193)	(1,943)
Proceeds from sale of business	—	1,844	1,844
Other	(2,346)	5	(2,341)

Net cash (used in) provided by investing activities	(4,096)	1,656	(2,440)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) decrease in restricted funds held in trust	(30,552)	1,980	(28,572)
Payment of project debt	(4,258)	(4,808)	(9,066)
Payment of corporate debt	(9)	(4,041)	(4,050)
Other	(1,622)	(1,162)	(2,784)

NET CASH USED IN FINANCING ACTIVITIES	(36,441)	(8,031)	(44,472)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,313	4,505	26,818
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,021	11,652	62,673

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,334	$16,157	$89,491

Item 3:     Quantitative and Qualitative Disclosures About Market Risk

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

Item 4:     Disclosure Controls and Procedures

      Covanta’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon the results of that evaluation, Covanta’s management, including Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the period covered by this report, Covanta’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by Covanta in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

      Covanta’s disclosure controls are designed to provide reasonable assurance that the information required to be disclosed by Covanta in reports that it files or submits under the Exchange Act is accumulated and communicated to Covanta’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

      Management acknowledges its responsibility for internal controls over financial reporting, and has sought and continues to seek to improve these controls. In addition, in order to achieve compliance with Section 404 within the required period to document and evaluate its internal controls over financial reporting, management has dedicated internal resources, and engaged external consultants and advisors, to develop and execute a work plan intended to (i) integrate and coordinate Covanta’s internal controls with those of Danielson in order to create a uniform control environment, (ii) document and assess the adequacy of Covanta’s internal controls over financial reporting, (iii) take steps to improve controls where appropriate, (iv) test that controls are functioning as designed, and (v) keep Covanta’s independent auditors apprised of its progress on an ongoing basis. Covanta believes this process is consistent with the objectives of Section 404. Covanta’s documentation and testing, as of the end of the period covered by this report, have identified certain aspects of its internals controls over financial reporting that it believes require remediation. Where such circumstances have been identified, management has implemented such remediation. While Covanta continues to dedicate substantial resources to this effort, it can provide no assurance as to its, or its independent auditors’, conclusions as of the end of 2004 with respect to the effectiveness of its internal control over financial reporting under Section 404. The existence of the above factors and circumstances create a risk that Covanta, or its independent auditors, will not be able to conclude that, as of the end of 2004, its internal controls over financial reporting are effective as required by Section 404.

      Covanta has made the following modifications to its internal controls over financial reporting to enhance existing controls during the third and fourth quarters of 2004:

•	Standardization of Accounting Policies and Procedures – Covanta had several accounting policies and procedures that required updating, standardization and/or formalization. This updating, which began in September, 2004, was completed on December 28, 2004 and was important as beginning in the fourth quarter, Covanta’s accounting operations were moved to and consolidated with Covanta’s principal executive offices in Fairfield, New Jersey. With such transfer, new process and control owners were established for the existing treasury, procurement and close the book controls.

•	Implementation of Additional Payroll Controls – Additional payroll controls were implemented on December 7, 2004, including creation of a new control to monitor changes to payroll and benefits data, and enhanced access security controls over payroll input data.

•	Implementation of Additional Information System Controls – Additional information system controls were implemented beginning in August, 2004 and were completed on December 5, 2004, including modifications of system access to general ledger related applications, strengthening the review of access modifications to general ledger related applications, and the strengthening of controls monitoring payroll program changes.

•	Hiring Additional Permanent Accounting Personnel – Following the acquisition of Covanta by Danielson Holding Corporation and in connection with the integration and transition of accounting functions to Covanta’s principal executive offices in Fairfield, New Jersey, Covanta hired Craig Abolt as Chief Financial Officer in June, 2004 and accounting managers in May and October of 2004. Covanta continues to recruit additional permanent accounting personnel, particularly in light of the pending acquisition of American Ref-Fuel Corporation.

PART II — OTHER INFORMATION

Item 1:	Legal Proceedings

      See Note 14 to the consolidated financial statements.

Item 3:	Defaults upon Senior Securities

      None.

Item 6:	Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANTA ENERGY CORPORATION
(Registrant)

By:	/s/ ANTHONY J. ORLANDO

Anthony J. Orlando
President, Chief Executive Officer

Date: April 22, 2005

COVANTA ENERGY CORPORATION
(Registrant)

By:	/s/ CRAIG D. ABOLT

Craig D. Abolt
Senior Vice President,
Chief Financial Officer

Date: April 22, 2005