Form 10-Q
period 2005-03-31
COVANTA ENERGY CORP
filed 2005-05-05
CIK 73902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-3122
Covanta Energy Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-5549268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

40 Lane Road, Fairfield, NJ (Address of Principal Executive Office)	07004 (Zip code)
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
      The number of shares of the registrant’s Common Stock outstanding as of May 2, 2005 was 200 shares.

COVANTA ENERGY CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Three Months Ended March 31, 2005

Page

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2005 (Unaudited), the period March 11 through March 31, 2004 (Unaudited) and the period January 1, 2004 through March 10, 2004	2
Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	3
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 (Unaudited), the period March 11, 2004 through March 31, 2004 (Unaudited) and the period January 1, 2004 through March 10, 2004	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	50
Item 4. Controls and Procedures	50
Part II. Other Information
Item 1. Legal Proceedings	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	52
Item 4. Submission of Matters to a Vote of Security Holders	52
Item 5. Other Information	52
Item 6. Exhibits	52
Other
Signatures	53

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Successor		Predecessor

	Unaudited

		For the period	For the period
	Three months	March 11	January 1
	ended	through	through
	March 31,	March 31,	March 10,
	2005	2004	2004

	(In thousands of dollars, except
	per share amounts)
Service revenues	$111,458	$25,455	$89,867
Electricity and steam sales	58,788	13,521	53,307
Construction revenues	690	—	58

Total revenues	170,936	38,976	143,232

Plant operating expenses	118,684	27,334	100,565
Construction costs	812	—	73
Depreciation and amortization	17,156	3,495	13,426
Net interest on project debt	9,633	2,275	13,407
Selling, general and administrative expenses	12,402	1,596	7,597
Other, net	(617)	(198)	(2,098)

Total costs and expenses	158,070	34,502	132,970

Operating income	12,866	4,474	10,262
Interest income	779	212	935
Interest expense (excluding post-petition contractual interest of $243 for the period January 1, 2004 through March 10, 2004)	(10,321)	(2,823)	(6,142)
Reorganization items	—	—	(58,282)
Gain on cancellation of pre-petition debt	—	—	510,680
Fresh-start adjustments	—	—	(399,063)

Income before income taxes, minority interests and equity in net income from unconsolidated investments	3,324	1,863	58,390
Income tax expense	(1,963)	(478)	(30,240)
Minority interests	(1,768)	(557)	(2,511)
Equity in net income from unconsolidated investments	6,434	153	3,924

Net income	6,027	981	29,563

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	(156)	(54)	248
Unrealized holding losses on securities arising during the period (net of income tax benefit of $24, $0 and $150)	(36)	—	(225)

Other comprehensive income (loss)	(192)	(54)	23

Comprehensive income	$5,835	$927	$29,586

Basic income per share			$0.59
Diluted income per share			$0.59
See Notes to the Condensed Consolidated Financial Statements.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands of dollars,
	except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$58,012	$78,112
Marketable securities available for sale	4,100	3,100
Restricted funds held for emergence costs	24,476	32,805
Restricted funds held in trust	121,525	116,092
Receivables (less allowances of $438 and $433)	112,146	131,301
Unbilled service receivables	56,650	58,206
Deferred income taxes	14,747	8,868
Prepaid expenses and other current assets	52,514	60,893

Total current assets	444,170	489,377
Property, plant and equipment — net	854,350	859,973
Restricted funds held in trust	123,918	123,826
Restricted funds held to collateralize letters of credit	13,722	—
Other non-current receivables (less allowance of $371 and $170)	14,561	13,798
Unbilled service receivables	95,799	98,248
Service and energy contracts and other intangible assets (net of accumulated amortization of $20,757 and $16,143)	184,175	188,637
Investments in and advances to investees and joint ventures	71,749	65,647
Other assets	33,367	31,016

Total Assets	$1,835,811	$1,870,522

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Current Liabilities:
Current portion of recourse debt	$113	$112
Current portion of project debt	114,719	109,701
Accounts payable	19,539	16,199
Accrued expenses	107,197	121,013
Accrued emergence costs	24,476	32,805
Deferred revenue	14,125	13,965

Total current liabilities	280,169	293,795
Recourse debt	313,891	312,784
Project debt	799,259	835,036
Deferred income taxes	172,810	166,186
Other liabilities	98,281	97,848

Total Liabilities	1,664,410	1,705,649

Minority interests	86,113	85,420

Shareholder’s Equity:
Common stock, par value $0.10 per share; authorized and issued two hundred shares	—	—
Capital surplus	47,525	47,525
Retained earnings	37,166	31,139
Accumulated other comprehensive income	597	789

Total Shareholder’s Equity	85,288	79,453

Total Liabilities and Shareholders’ Equity	$1,835,811	$1,870,522

See Notes to the Condensed Consolidated Financial Statements.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor

	Unaudited

		For the period	For the period
	Three months	March 11	January 1
	ended	through	through
	March 31,	March 31,	March 10,
	2005	2004	2004

	(In thousands of dollars)
Cash Flows From Operating Activities:
Net income	$6,027	$981	$29,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,156	3,495	13,426
Deferred income taxes	648	—	1,927
Minority interests	1,768	557	2,511
Provision for doubtful accounts	230	46	852
Equity in net income from unconsolidated investments	(6,434)	(153)	(3,924)
Amortization of project debt premium and discount, net	(2,802)	(752)	—
Accretion of principal on High Yield Notes	856	190	—
Stock compensation expense	797	—	—
Gain on cancellation of pre-petition debt	—	—	(510,680)
Fresh-start adjustments	—	—	399,063
Fresh-start tax adjustments	—	—	29,601
Reorganization items	—	—	58,282
Payment of reorganization items	—	—	(49,782)
Other	34	(749)	(68)
Management of operating assets and liabilities:
Increase (Decrease) in assets:
Receivables	20,490	6,134	2,989
Restricted funds held in trust for emergence costs	8,329	15,021	(99,986)
Unbilled service receivables	3,918	1,825	284
Other assets	3,590	5,336	(14,043)
Increase (Decrease) in liabilities:
Accounts payable	3,340	(385)	3,853
Accrued expenses	(17,186)	(5,437)	(83,546)
Accrued expenses for emergence costs	(8,329)	(15,021)	99,986
Deferred revenue	160	(167)	229
Other liabilities	4,846	(3,659)	(371)

Net cash provided by (used in) operating activities	37,438	7,262	(119,834)

Cash Flows From Investing Activities:
Proceeds from sale of property, plant and equipment	—	—	86
Proceeds from sale of marketable securities available for sale	143	—	87
Investments in facilities	(5,221)	(1,224)	(4,192)
Distributions from investees and joint ventures	—	632	6,401
Investment in marketable securities available for sale	(1,000)	—	—
Increase in investments in and advances to investees and joint ventures	—	—	(279)

Net cash provided by (used in) investing activities	(6,078)	(592)	2,103

Cash Flows From Financing Activities:
Increase in restricted funds held in trust	(5,525)	(5,850)	(6,075)
Restricted funds deposited into escrow to collateralize letters of credit	(13,722)	—	—
Repayments of project debt	(30,251)	—	(28,089)
Repayments of recourse debt	(600)	(175)	—
Distributions to secured lenders and 9.25% holders	—	—	(80,507)
Proceeds from issuance of stock	—	—	29,825
Distribution to minority partners	(1,362)	(428)	(530)
Proceeds from issuance of equity interest	—	25	—

Net cash used in financing activities	(51,460)	(6,428)	(85,376)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,100)	242	(203,107)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,112	57,795	260,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,012	$58,037	$57,795

See Notes to the Condensed Consolidated Financial Statements.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
      Covanta Energy Corporation and its subsidiaries (together “Covanta” or the “Company”) are engaged in developing, constructing, owning and operating for others, key infrastructure for the conversion of waste-to-energy and independent power production in the United States and abroad.
      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Readers of these interim condensed consolidated financial statements should refer to the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.
      The condensed consolidated financial statements include the accounts of Covanta. Companies in which Covanta has significant influence are accounted for using the equity method. Those companies in which Covanta owns less than 20% are accounted for using the cost method. Certain prior period amounts, including various revenues and expenses, have been reclassified in the condensed consolidated financial statements to conform to the current period presentation. All intercompany transactions and balances have been eliminated.
      The condensed consolidated financial statements presented reflect the reorganization acquisition under which Covanta became a wholly-owned subsidiary of Danielson Holding Corporation (“Danielson”) as of the Company’s emergence from bankruptcy on March 10, 2004 (“Effective Date”). Accordingly, the condensed consolidated financial statements for the period beginning on the day after the Effective Date reflect both fresh-start accounting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and business combination accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). References in the condensed financial statements to the “Predecessor” refer to the Company prior to and including March 10, 2004. References to the “Successor” refer to the Company after March 10, 2004.
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

2.	Reorganization and Financing Agreements
      On March 10, 2004, as described below, Covanta consummated a plan of reorganization and except for six subsidiaries, emerged from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”). As a result of the consummation of the plan, Covanta is a wholly-owned subsidiary of Danielson. See Note 2 to the Notes to the Consolidated Financial Statements in the

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 for a more detailed description of the Company’s reorganization plan and related financing agreements.

Reorganization Plan
      The Chapter 11 proceedings commenced on April 1, 2002 (the “First Petition Date”), when Covanta and 123 of its domestic subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). After the First Petition Date, thirty-two additional subsidiaries filed their Chapter 11 petitions for relief under the Bankruptcy Code. Eight subsidiaries that had filed petitions on the First Petition Date were sold as part of the Company’s disposition of assets during the bankruptcy cases and are no longer owned by the Company. All of the bankruptcy cases (the “Chapter 11 Cases”) were jointly administered under the caption “In re Ogden New York Services, Inc., et al., Case Nos. 02-40826 (CB), et al.” During the Chapter 11 Cases, the debtors in the proceeding (collectively, the “Debtors”) operated their business as debtors-in-possession pursuant to the Bankruptcy Code. International operations and certain other subsidiaries and joint venture partnerships were not included in the bankruptcy filings.
      In order to obtain post-petition financing, with the approval of the Bankruptcy Court, the Debtors entered into a Debtor-in-Possession Credit Agreement dated as of April 1, 2002 with several financial institutions (as amended, the “DIP Financing Facility”), and with the Debtors’ pre-petition bank lenders (the “DIP Lenders”).
      Over the course of the Chapter 11 Cases, the Company held discussions with the Official Committee of Unsecured Creditors (the “Creditors Committee”), representatives of certain of the Company’s pre-petition bank lenders and other lenders (the “DIP Lenders” and together with the Company’s pre-petition bank lenders, the “Secured Bank Lenders”) under the DIP Financing Facility and the holders of the 9.25% Debentures with respect to possible capital and debt structures for the Debtors and the formulation of a plan for its reorganization.
      On December 2, 2003, Covanta and Danielson entered into an investment and purchase agreement with Danielson, which provided for:

•	Danielson to purchase 100% of Covanta’s newly issued common stock upon emergence (“New Common”) for $30 million as part of a plan of reorganization (the “Danielson Transaction”);

•	agreement as to new revolving credit and letter of credit facilities for the Company’s domestic and international operations, provided by certain of the Secured Bank Lenders and a group of additional lenders organized by Danielson; and

•	execution and consummation of the Tax Sharing Agreement between Danielson and reorganized Covanta (the “Tax Sharing Agreement”), pursuant to which (a) Covanta (exclusive of its international holding company, Covanta Power International Holdings, Inc. (“CPIH”)), will file a consolidated tax return with Danielson, and (b) Danielson will make all of Danielson’s NOLs generated through December 31, 2002, available to Covanta for purposes of Covanta’s calculation for its portion of the consolidated tax liability it pays to Danielson.
      On March 5, 2004, the Bankruptcy Court entered an order confirming the Company’s plan of reorganization (the “Reorganization Plan”) premised on the Danielson Transaction and liquidation for certain of those Debtors involved in non-core businesses. On March 10, 2004 both plans were affected upon the consummation of the Danielson Transaction. The subsidiaries owning or operating the Company’s Warren County, New Jersey, Lake County, Florida, and Tampa Bay, Florida projects initially remained debtors-in-possession (“Remaining Debtors”) and were not the subject of the Reorganization Plan. Subsequent to the Effective Date, the Company’s subsidiaries involved with the Tampa Bay project and the Lake County project emerged from bankruptcy under separate reorganization plans. The Company’s three subsidiaries involved

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the Warren County project remain in bankruptcy as of March 31, 2005. See Note 12 to the Notes to the Condensed Consolidated Financial Statements. As part of its reorganization, the Company disposed of all of its interests in its former entertainment and aviation businesses, which were either sold prior to the Effective Date or included in the liquidation plan.

Financing the Reorganization Plan
      As a result of the consummation of the Danielson Transaction, the Company emerged from bankruptcy with a new debt structure. Domestic Borrowers (Covanta’s subsidiaries, other than CPIH and its subsidiaries, which are not contractually prohibited from incurring or guaranteeing addition debt) have two credit facilities:

•	a letter of credit facility (the “First Lien Facility”), for the issuance of letters of credit required in connection with one waste-to-energy facility, the current aggregate amount of which is approximately $120 million at March 31, 2005, and

•	a letter of credit and liquidity facility (the “Second Lien Facility”), in the aggregate amount of $118 million, of which approximately $71 million is outstanding at March 31, 2005, up to $10 million of which shall also be available for cash borrowings on a revolving basis and the balance for letters of credit.
      Both facilities expire on March 10, 2009, and are secured by the assets of the Domestic Borrowers not otherwise pledged. The lien of the Second Lien Facility is junior to that of the First Lien Facility.
      The Domestic Borrowers also issued the High Yield Notes and issued or will issue the Unsecured Notes. The High Yield Notes are secured by a third priority lien in the same collateral securing the First Lien Facility and the Second Lien Facility. The High Yield Notes were issued in the initial principal amount of $205 million, which will accrete to $230 million at maturity in seven years. The current accreted amount of the High Yield Notes at March 31, 2005 was approximately $209 million.
      Unsecured Notes in a principal amount of $4 million were issued on the effective date of the Reorganization Plan. The Company issued Unsecured Notes in the principal amount of $24 million after emergence and accrued Unsecured Notes expected to be issued in a principal amount of $4 million. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004.
      Also, CPIH and each of its domestic subsidiaries, which hold all of the assets and operations of the Company’s international businesses (the “CPIH Borrowers”) entered into two secured credit facilities:

•	a revolving credit facility, secured by a first priority lien on substantially all of the CPIH Borrowers’ assets not otherwise pledged, consisting of commitments for cash borrowings in the initial amount of up to $10 million (reduced to $8.8 million as of March 31, 2005), which remained undrawn as of March 31, 2005, for purposes of supporting the international businesses and

•	a term loan facility of up to $95 million of which approximately $77 million was outstanding at March 31, 2005, secured by a second priority lien on the same collateral.
      Both facilities will mature in March 2007. The debt of the CPIH Borrowers is non-recourse to Covanta and its other domestic subsidiaries.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Disclosures
      In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred during the period ended March 10, 2004 (in thousands of dollars):

For the period
January 1 through
March 10, 2004

Legal and professional fees	$27,562
Severance, retention and office closure costs	7,097
Bank fees related to DIP Credit Facility	1,163
Bankruptcy exit costs	22,460

Total	$58,282

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

Claims Resolution
      The Company has substantially completed the process of reconciling recorded pre-petition liabilities with proofs of claim filed by creditors with the Bankruptcy Court. The Company expects this process to conclude during 2005. The Company believes the claims resolution process will not result in material liabilities in excess of those recorded in its consolidated financial statements.

3.	Pass Through Costs
      Pass through costs are costs for which the Company receives a direct, contractually committed reimbursement from the municipal client which sponsors a waste-to-energy project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in the Company’s financial statements. Total pass through costs for three months ended March 31, 2005 and the period March 11, 2004 through March 31, 2004, and January 1, 2004 through March 10, 2004, were $17.0 million, $2.3 million and $10 million, respectively.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Revenues and Unbilled Service Receivables
      The following table summarizes the components of service revenues for the three months ended March 31, 2005 and for the periods March 11, 2004 through March 31, 2004 and January 1, 2004 through March 10, 2004 (in thousands of dollars).

	Successor		Predecessor

	For the	For the period	For the period
	three months	March 11	January 1
	ended	through	through
	March 31,	March 31,	March 10,
	2005	2004	2004

Service revenue unrelated to project debt	$91,633	$21,114	$72,749
Revenue earned explicitly to service project debt-principal	12,027	2,511	9,937
Revenue earned explicitly to service project debt-interest	7,798	1,830	7,181

Total service revenue	$111,458	$25,455	$89,867

      Unbilled service receivables include fees related to the principal portion of debt service earned to service project debt principal where such fees are expressly included as a component of the service fee paid by the municipality pursuant to applicable waste-to-energy service agreements. Regardless of the timing of amounts paid by municipalities relating to project debt principal, the Company records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled service receivables related to waste-to-energy operations are recorded at their discounted amounts.
      Electricity and steam sales included lease income of approximately $24.4 million for the three months ended March 31, 2005 and $6.1 million for the period March 11, 2004 through March 31, 2004.

5.	Investments In and Advances to Investees and Joint Ventures
      The following table summaries the “Equity in net income of unconsolidated investments” for the three months ended March 31, 2005 and for the periods March 11, 2004 to March 31, 2004 and January 1, 2004 to March 10, 2004 (in thousands of dollars):

	Successor		Predecessor

	For the	For the period	For the period
	three months	March 11	January 1
	ended	through	through
	March 31,	March 31,	March 11,
	2005	2004	2004

Quezon Power	$4,866	$(514)	$3,262
Haripur Barge Plant	1,257	198	810
Other	311	469	(148)

Equity in net income of unconsolidated investments	$6,434	$153	$3,924

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is the activity in the equity investee Quezon Power for the three months ended March 31, 2005 and 2004 (in thousands of dollars):

	Quezon Power

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2005	2004

Condensed Statements of Operations:
Revenues	$60,817	$53,752
Operating income	25,032	22,058
Net income	17,558	13,858
Company’s share of net income	4,866	2,748

Investments in Unconsolidated Subsidiaries
      The following table summarizes the results of operations for Covanta’s unconsolidated Remaining Debtors still in bankruptcy for the three months ending March 31, 2005 and the period March 11, 2004 through March 31, 2004 in thousands of dollars):

	For the	For the period
	three months	March 11
	ended	through
	March 31,	March 31,
	2005	2004

Condensed Statements of Operations
Revenues	$4,286	$2,439
Operating income (loss)	1,118	(241)
Net income (loss)	1,113	(241)

6.	Service and Energy Contracts and Other Intangible Assets
      As of March 10, 2004, service and energy contracts were recorded at their fair market values, in accordance with SFAS No. 141, based upon discounted cash flows from the service contracts on publicly owned projects and the “above market” portion of the energy contracts on Company-owned projects using currently available information. Amortization was calculated by the straight-line method over the remaining contract lives. The remaining weighted-average life of the agreements is approximately 17 years. However, many of such contracts have remaining lives that are significantly shorter.
      The future amortization expense of service and energy contracts and other intangible assets as of March 31, 2005 was as follows (in thousands of dollars):

For the Year Ended	Amount

2005 (after March 31, 2005)	$14,010
2006	18,680
2007	18,326
2008	16,557
2009	16,557
2010	14,453
Thereafter	85,592

Total	$184,175

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense related to service and energy contracts and other intangible assets for the three months ended March 31, 2005 was $4.7 million, and $1.4 million and $0.7 million for the period March 11, 2004 through March 31, 2004.

7.	Pension and Post Retirement Benefits
      Net periodic defined benefit pension expenses and other post-retirement expense were as follows (in thousands of dollars):

	Pension Benefits			Other Post-Retirement Benefits

	Successor		Predecessor	Successor		Predecessor

		For the period	For the period		For the period	For the period
	For the three	March 11	January 1	For the three	March 11	January 1
	months ended	through	through	months ended	through	through
	March 31, 2005	March 31, 2004	March 10, 2004	March 31, 2005	March 31, 2004	March 10, 2004

Service cost	$1,806	$484	$1,431	$—	$—	$—
Interest cost	997	200	651	164	39	258
Expected return on assets	(754)	(137)	(450)	—	—	—
Settlements	—	—		—	—	(53)
Amortization of:	—			—
Actuarial loss	—	—	127	—	—	128

Net periodic benefit cost	$2,049	$547	$1,759	$164	$39	$333

8.	Earnings Per Share
      All shares of common stock, preferred stock, convertible debentures and options with respect to common stock, were cancelled in connection with the Company’s emergence from bankruptcy (in thousands of dollars, except per share amounts):

	For the period January 1, 2004 through
	March 10, 2004

				Per
	Income	Shares		Share
	(Numerator)	(Denominator)		Amount

Basic Earnings Per Share:
Net income	$29,563	49,821		$0.59
Effect of dilutive securities:
Stock options		(A	)
Restricted stock		3
Convertible preferred stock		198
Diluted Earnings Per Share:
Net income	$29,563	50,022		$0.59

(A) Antidilutive
      Basic earnings per common share was computed by dividing net income, reduced by preferred stock dividends, by the weighted-average of the number of shares of common stock outstanding during each period.
      Diluted earnings per common share was computed on the assumption that all convertible debentures, convertible preferred stock, restricted stock and stock options converted or exercised during each period, or

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding at the end of each period were converted at the beginning of each period or the date of issuance or grant, if dilutive. This computation provides for the elimination of related convertible debenture interest and preferred dividends. Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was 3.1 million for the period ended March 10, 2004.
      Shares of common stock to be issued, assuming conversion of the 6% convertible debentures, the 5 3/4% convertible debentures and stock options, and issued to employees and directors were not included in computation of diluted earnings per share as to do so would have been antidilutive as of March 10, 2004.

9.	Business Segments
      The Company has two reportable segments, Domestic and International. The segment information for the prior year has been restated to conform to the current year’s segment presentation.
      Covanta’s two segments develop, operate and in some cases own, energy generating facilities that utilize a variety of fuels that serve communities on a long-term basis.
      Revenues and income by segment for the three months ended March 31, 2005 and for the periods from March 11, 2004 through March 31, 2004 and January 1, 2004 through March 10, 2004 were as follows (in thousands of dollars):

	Successor		Predecessor

		For the period	For the period
	Three months	March 11	January 1
	ended	through	through
	March 31,	March 31,	March 10,
	2005	2004	2004

Revenues:
Domestic	$134,967	$29,797	$107,697
International	35,969	9,179	35,535

Total revenues	170,936	38,976	143,232

Operating income:
Domestic	7,610	1,782	7,132
International	5,256	2,692	3,130

Operating income	12,866	4,474	10,262
Interest income	779	212	935
Interest expense	(10,321)	(2,823)	(6,142)
Reorganization items	—	—	(58,282)
Gain on cancellation of pre-petition debt	—	—	510,680
Fresh-start adjustments	—	—	(399,063)

Income before income taxes, minority interests and equity in net income from unconsolidated investments	$3,324	$1,863	$58,390

10.	Fresh-start and Purchase Accounting Adjustments
      The Company’s emergence from Chapter 11 proceedings on March 10, 2004 resulted in a new reporting entity and adoption of fresh-start accounting as of that date in accordance with SOP 90-7. Also, on the Effective Date, because of its acquisition by Danielson, the Company applied purchase accounting, which like

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fresh-start accounting requires assets and liabilities to be recorded at fair value. The incremental impact of applying purchase accounting was to adjust the value of the Company’s equity to the price paid by Danielson, including relevant acquisition costs and the consideration of the NOLs made available to the Company under the Tax Sharing Agreement.
      The consolidated financial statements beginning March 10, 2004, reflected a preliminary allocation of equity value to the assets and liabilities of the Company in proportion to their relative fair values in conformity with SFAS No. 141. The preliminary allocation of the fair values was subject to additional adjustments within one year after the acquisition by Danielson when additional information under development on asset and liability valuations became available. Preliminary fair value determinations of the tangible and intangible assets were made by management based on anticipated cash flows using currently available information. Management’s estimate of the fair value of long-term debt was based on the new principal amounts of recourse debt that was part of the reorganized capital structure of the Company upon emergence. Management’s estimate of the fair value of project debt was based on market information available to the Company. The Company engaged valuation experts who reviewed the valuation methodology employed by management, and as of March 10, 2005, the Company, along with the valuation consultants, completed its valuation and final adjustments to the fair value of its assets and liabilities.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below reflects the final reorganization adjustments for the discharge of indebtedness, cancellation of old common stock and issuance of new common stock, issuance of unsecured, recourse notes, and the final fresh-start and purchase price allocation adjustments through March 10, 2005 and the resulting fresh-start consolidated balance sheet as of March 10, 2004 (in thousands of dollars):

			Discharge of
		Liquidating	Indebtedness
	Predecessor	Entities and	and Issuance	Purchase				Successor
	March 10,	Deconsolidation	of New	Accounting		Fresh-start		March 10,
	2004	of Entities(a)	Indebtedness	Adjustments		Adjustments		2004

Assets:
Current Assets:
Cash and cash equivalents	$110,332	$877	$(81,204)	$29,825	(c)	$(2,035)		$57,795
Restricted funds for emergence costs	99,986	—	—	—		(1,500)		98,486
Restricted funds held in trust	115,657	(4,845)	—	—		(19)		110,793
Receivables	223,835	(20,307)	—	—		(5,714	)(f)	197,814
Deferred income taxes	9,763	—	—	—		(8,475	)(g)	1,288
Prepaid expenses and other current assets	81,894	(5,121)	—	—		(20,290	)(h)	56,483

Total current assets	641,467	(29,396)	(81,204)	29,825		(38,033)		522,659
Property, plant and equipment — net	1,444,838	(97,101)	—	—		(492,124)		855,613
Restricted funds held in trust	117,824	(8,196)	—	—		(2,564)		107,064
Unbilled service and other receivables	130,168	(15,035)	—	—		(946)		114,187
Other intangible assets — net	33,381	(3,561)	—	—		(29,820)		—
Service and energy contracts	—	—	—	—		204,193		204,193
Investments in and advances to investees and Joint ventures	134,656	54,405	—	—		(116,616)		72,445
Other assets and other intangibles	63,946	(275)	—	—		(25,973	)(i)	37,698
Goodwill	—	—	(8,500)	(70,598)		79,098	(p)	—

Total Assets	$2,566,280	$(99,159)	$(89,704)	$(40,773)		$(422,785)		$1,913,859

Liabilities and Shareholder’s Equity (Deficit):

Liabilities:
Current Liabilities:
Current portion of long-term debt	$20	$—	$—	$—		$—		$20
Current portion of project debt	113,681	(10,070)	—	—		25	(j)	103,636
Accounts payable	27,437	(3,235)	—	—		(669)		23,533
Accrued expenses	132,845	(5,296)	—	—		(11,436	)(k)	116,113
Accrued emergence costs	99,986	—	—	—		(1,500)		98,486
Deferred revenue	37,660	(2,453)	—	—		(12,515	)(n)	22,692

Total current liabilities	411,629	(21,054)	—	—		(26,095)		364,480
Long-term debt	53	—	328,000 (b)	—		—		328,053
Project debt	903,650	(71,905)	—	—		18,846	(l)	850,591
Deferred income taxes	195,164	—	—	(88,298	)(d)	39,362	(m)	146,228
Deferred revenue	127,925	—	—	—		(127,925	)(n)	—
Other liabilities	99,650	—	—	—		(6,782	)(o)	92,868
Liabilities subject to compromise	934,752	(6,368)	(928,384)	—		—		—

Total Liabilities	2,672,823	(99,327)	(600,384)	(88,298)		(102,594)		1,782,220

Minority interests	71,372	—	—	—		12,742		84,114

Shareholder’s Equity (Deficit):
Serial cumulative convertible preferred stock	33	—	—	—		(33)		—
Common stock	24,912	—	—	—		(24,912)		—
Capital surplus	188,156	—	—	47,525	(e)	(188,156)		47,525
Deficit	(392,095)	46	510,680	—		(118,631)		—
Accumulated other comprehensive income	1,079	122	—	—		(1,201)		—

Total Shareholder’s Equity (Deficit)	(177,915)	168	510,680	47,525		(332,933)		47,525

Total Liabilities and Shareholder’s Equity (Deficit)	$2,566,280	$(99,159)	$(89,704)	$(40,773)		$(422,785)		$1,913,859

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Following are footnotes to the above Successor Fresh-Start Consolidated Balance Sheet.

(a)	Reflects the exclusion of Covanta entities which are part of the liquidating plan and Covanta entities which remain in Chapter 11 and have been deconsolidated.

(b)	Reflects the issuance by Covanta of $205.0 million principal amount of new high yield secured notes, $28.0 million of estimated principal amount of new reorganization plan unsecured notes, and $95.0 million in principal amount of new CPIH term debt.

(c)	Reflects cash portion of the purchase price paid by Danielson.

(d)	Represents the reduction in net deferred income tax liabilities resulting from recording the income tax benefits arising from the estimated future utilization of Danielson’s NOLs.

(e)	Danielson’s purchase price includes $29.8 million in cash, $6.4 million in expenses and $11.3 million for the estimated fair value of stock purchase rights to be issued to certain of Covanta’s pre-petition creditors. Certain of these creditors were granted the right to purchase up to 3.0 million shares of Danielson common stock at $1.53 per share.

(f)	Reflects the effect of adjusting receivables to fair value.

(g)	Reflects the change, as a result of fresh-start accounting in deferred tax asset that relates to current assets and liabilities expected to be realized within one year of the balance sheet date.

(h)	Includes a decrease of $16.3 million in the fair value of spare parts.

(i)	Includes an $18.5 million reduction of unamortized bond issuance costs, exclusive of minority interests, to a fair value of $0 and a fair value adjustment of $6.2 million in deferred costs related to the Haverhill facility.

(j)	Includes a $10.2 million reduction of the current portion of the Philippines Magellan Cogeneration Project (“MCI”) facility project debt to a fair value of $0 and an increase of $10.5 million for the current portion of the fair market value premium on waste-to-energy project debt.

(k)	Includes an $11.0 million reduction in the MCI facility accrued expenses to a fair value of $0 in the Philippines and a reduction of $6.0 million to reclassify pension liabilities to long-term liabilities.

(l)	Primarily reflects an $18.3 million reduction of the long-term portion of the MCI facility project debt to a fair value of $0 and an increase of $36.1 million for the long-term portion of the fair market value premium on waste-to-energy project debt.

(m)	Reflects the net decrease in deferred taxes resulting from the fair valuation of property, plant and equipment and intangibles, offset by the net increase in deferred taxes resulting from the decrease in the Company’s net operating loss carry forward and tax credit carry forwards which resulted from the extinguishment of debt.

(n)	Deferred income related to a power contract restructuring at the Haverhill facility which was fair valued at $0.

(o)	Reflects a decrease of $17.4 million to reduce tax reserves to $2.2 million, an increase of $6 million for the reclassification of pension liabilities from current liabilities, an increase of $18.4 million for additional pension liabilities, a decrease of $24.5 million to fair value a deferred credit at the Hennepin facility at $0 and an increase of $7.2 million to reflect a liability related to the extension of a service contract.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p)	As of March 10, 2004, goodwill of $24.5 million was recorded to reflect the excess of the purchase price over the estimated net fair value of assets acquired. Subsequent to March 10, 2004, as a result of revisions to fair value estimates, the fair value of net assets acquired exceeded the purchase price paid. The excess has been used to reduce the carrying value of non-current assets. The net effect of all such adjustments is as follows (in millions of dollars):

Impact on
Balance Sheet Item	Goodwill

Property, plant and equipment	$179.2
Service and energy contracts	113.9
Investment in joint ventures	(3.6)
Deferred revenue — non-current	(127.9)
Deferred income taxes	(159.5)
Other liabilities	(34.7)
Minority interests	12.7
Long-term debt	(8.5)
Other items	3.9

Goodwill	$(24.5)

11.	Special Charges
      The Company had incurred various expenses, described as special charges, which have been recognized in the Predecessor’s continuing operations in 2004. The following is a summary of the principal special charges (both cash and non-cash charges) recognized and/or paid in the three months ended March 31, 2005 and the period from March 11, 2004 to March 31, 2004 and the Predecessor January 1, 2004 through period ended March 10, 2004 (in thousands of dollars):

				Transferred to
	Balance at		Amounts	Liabilities	Balance at
	January 1,	Charges for	Paid in	Subject to	March 31,
	2005	Operations	2005	Compromise	2005

Successor
January 1, 2005 through March 31, 2005
Severance for approximately 216 New York city employees	$459	$—	$(459)	$—	$—

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Transferred to
	Balance at		Amounts	Liabilities	Balance at
	March 11,	Charges for	Paid in	Subject to	December 31,
	2004	Operations	2004	Compromise	2004

Successor
March 11, 2004 through December 31, 2004
Severance for approximately 216 New York city employees	$988	$—	$(529)	$—	$459
Severance for approximately 60 Employees terminated post petition	34	(10)	(24)	—	—
Key employee retention plan	985	—	(985)	—	—
Office closure costs	—	—	—	—	—

Total	$2,007	$(10)	$(1,538)	$—	$459

					Transferred to
	Balance at			Amounts	Liabilities	Balance at
	January 1,	Charges for		Paid in	Subject to	March 10,
	2004	Operations		2004	Compromise	2004

Predecessor
January 1, 2004 through March 10, 2004
Severance for approximately 216 New York city employees	$1,470	$(312	)(A)	$(170)	$—	$988
Severance for approximately 60 Employees terminated post petition	277	(239	)(A)	(4)	—	34
Key employee retention plan	1,425	(440	)(A)	—	—	985
Office closure costs	518	—		(48)	(470)	—

Total	$3,690	$(991)		$(222)	$(470)	$2,007

(A)	Reflects adjustments to reconcile to Bankruptcy Court amount at March 10, 2004.

12.	Commitments and Contingent Liabilities
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

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Covanta may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances, Covanta may be exposed to joint and several liabilities for remedial action or damages. The Company’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations. Generally, such claims arising prior to the first petition date were resolved in and discharged by the Chapter 11 Cases.
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
      In June, 2001, the EPA named Covanta’s wholly-owned subsidiary, Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 potentially responsible parties (“PRPs”) at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire, a former waste oil recycling facility. The total quantity of waste oil alleged by EPA to have been disposed of by PRPs at Beede site is approximately 14.3 million gallons, of which Covanta Haverhill’s contribution is alleged to be approximately 44,000 gallons. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. According to the EPA, the costs of response actions incurred as of January 2004 by the EPA and the State of New Hampshire Department of Environmental Services (“DES”) total approximately $19 million, and the estimated cost to implement the remedial alternative selected in the Record of Decision is an additional $48 million. Covanta Haverhill, Inc. is participating in discussions with other PRPs concerning the EPA’s selected remedy for the site, in anticipation of eventual settlement negotiations with the EPA and DES. Covanta Haverhill, Inc.’s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. The Company believes that based on the amount of waste oil materials Covanta Haverhill, Inc. is alleged to have sent to the site, its liability will not be material to the Company’s results of operations and financial position.

Other Matters
      During the course of the Chapter 11 cases, the Debtors and certain contract counterparties reached agreement with respect to material restructuring of their mutual obligations in connection with several waste-to-energy projects. The Debtors were also involved in material disputes and/or litigation with respect to the Warren County, New Jersey waste-to-energy project, for which matters remain unresolved. As a result, Covanta’s subsidiaries involved in these projects remain in Chapter 11 and are not consolidated in the Company’s consolidated financial statements. The Company expects that the outcome of the issues described below will not have a material, adverse effect on the Company’s results of operations and financial position.

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warren County, New Jersey
      The Covanta subsidiary (“Covanta Warren”) which operates the waste-to-energy facility in Warren County, New Jersey (the “Warren Facility”) and the Pollution Control Financing Authority of Warren County (“Warren Authority”) have been engaged in negotiations for an extended time concerning a potential restructuring of the parties’ rights and obligations under various agreements related to Covanta Warren’s operation of the Warren Facility. Those negotiations were in part precipitated by a 1997 federal court of appeals decision invalidating certain of the State of New Jersey’s waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, the State of New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to an agreement with the Warren Authority which modifies the existing service agreement. Principal on the Warren Facility project debt is due annually in December of each year, while interest is due semi-annually in June and December of each year. The State of New Jersey provided sufficient funds to the project bond trustee to pay principal and interest to bondholders during 2004.
      Although discussions continue, to date Covanta Warren and the Warren Authority have been unable to reach an agreement to restructure the contractual arrangements governing Covanta Warren’s operation of the Warren Facility.
      Also as part of Covanta’s emergence from bankruptcy, Covanta and Covanta Warren entered into several agreements approved by the Bankruptcy Court that permit Covanta Warren to reimburse Covanta for employees and employee-related expenses, provide for payment of a monthly allocated overhead expense reimbursement in a fixed amount, and permit Covanta to advance up to $2.0 million in super-priority debtor-in-possession loans to Covanta Warren in order to meet any liquidity needs. As of March 31, 2005, Covanta Warren owed Covanta $0.9 million.
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

13.	Related Party Transactions
      Danielson and Covanta have entered into a corporate services agreement, pursuant to which Danielson provides to Covanta, at Covanta’s expense, administrative and professional services and Covanta pays most of Danielson’s expenses. These expenses are recorded in the accounts of Covanta’s consolidated financial statements. These amounts totaled $1.0 million for the quarter ended March 31, 2005 and zero for the successor period ended March 31, 2004. The amounts accrued under these arrangements totaled $0.5 million and zero for the three months ended March 31, 2005 and the period March 11, 2004 through March 31, 2004, respectively.

14.	Restatements
      Subsequent to the issuance of Covanta’s March 31, 2004 unaudited condensed consolidated financial statements in its Quarterly Report on Form 10-Q, management determined that current restricted funds held in trust at certain of Covanta’s international subsidiaries and certain other restricted funds and emergence costs related to its reorganization should not have been included in cash and cash equivalents as of the Effective Date and as of March 31, 2004. Additionally, certain debt, previously recorded as recourse debt, at certain of Danielson’s international subsidiaries should have been included in project debt at those dates. As a result, Covanta’s consolidated balance sheet as of March 31, 2004 has been restated from the amounts previously reported to include such funds as restricted funds held in trust and to include such debt as project

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
debt. Furthermore, the consolidated statements of cash flows for the period March 11, 2004 through March 31, 2004 have been restated from the amounts previously reported to include such funds as restricted funds held in trust and to include such debt as project debt. The restatements had no impact on the Covanta’s shareholders’ equity as of March 31, 2004 or on the consolidated statements of operations for the period March 11, 2004 through March 31, 2004.
      The following tables summarize the significant effects of the restatements referred to above (in thousands of dollars).

	As of March 31, 2004

	Successor

	As Previously	As
	Reported	Restated

Condensed Consolidated Balance Sheet
Current assets
Cash and cash equivalents	$91,953	$58,037
Restricted funds for emergence costs	—	84,965
Restricted funds held in trust	162,370	112,821
Current Liabilities
Current portion of recourse debt	9,631	21
Current portion of project debt	94,134	103,744
Non-current liabilities
Recourse debt	337,775	336,515
Project debt	847,003	848,263

	For the period March 11
	through March 31, 2004

	Successor

	As Previously
	Reported	As Restated

Condensed Consolidated Statements of Cash Flows:
Net cash provided by (used in) financing activities of continuing operations	$(10,549)	$7,262
Net cash provided by (used in) financing activities	7,632	(6,428)
Net increase (decrease) in cash and cash equivalents	(3,509)	242
Cash and cash equivalents at end of period	91,953	58,037

15.	Recent Developments — Proposed Acquisition of American Ref-Fuel Corp.
      On January 31, 2005, Covanta’s parent, Danielson, entered into a stock purchase agreement (the “Purchase Agreement”) with American Ref-Fuel Holdings Corp. (“Ref-Fuel”), an owner and operator of waste-to-energy facilities in the northeast United States, and Ref-Fuel’s stockholders (the “Selling Stockholders”) to purchase 100% of the issued and outstanding shares of Ref-Fuel capital stock. Under the terms of the Purchase Agreement, Danielson will pay $740 million in cash for the stock of Ref-Fuel and will assume the consolidated net debt of Ref-Fuel, which as of December 31, 2004 was approximately $1.2 billion, net of debt service reserve funds and other restricted funds held in trust for payment of debt service. After the transaction is completed, Ref-Fuel will be a wholly-owned subsidiary of Covanta.
      The acquisition is expected to close when all of the closing conditions to the Purchase Agreement have been satisfied or waived. These closing conditions include the receipt of approvals, clearances and the satisfaction of all waiting periods as required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and as required by certain governmental authorities such as the Federal Energy Regulatory Commission

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(“FERC”) and other applicable regulatory authorities. On March 21, 2005, Danielson received notice of early termination of the waiting period under HSR and on March 29, 2005, Danielson received FERC approval. Other closing conditions of the transaction include the following: Danielson’s completion of debt financing and an equity Ref-Fuel Rights Offering, as further described below; Danielson arranging letters of credit or other financial accommodations in the aggregate amount of $100 million to replace two currently outstanding letters of credit that have been entered into by two respective subsidiaries of Ref-Fuel and issued in favor of a third subsidiary of Ref-Fuel; and other customary closing conditions. While it is anticipated that all of the applicable conditions will be satisfied, there can be no assurance as to whether or when all of those conditions will be satisfied or, where permissible, waived.
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
      Danielson intends to finance this transaction through a combination of debt and equity financing. The equity component of the financing is expected to consist of an approximately $400 million offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders at $6.00 per share (the “Ref-Fuel Rights Offering”). In the Ref-Fuel Rights Offering, Danielson’s existing stockholders will be issued rights to purchase Danielson’s stock on a pro rata basis, with each holder entitled to purchase approximately 0.9 shares of Danielson’s common stock at an exercise price of $6.00 per full share for each share of Danielson’s common stock then held. The statements contained herein shall not constitute an offer to sell or solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made pursuant to an effective registration statement and in compliance with all applicable securities laws.
      Three of Danielson’s largest stockholders, SZ Investments L.L.C. (together with its affiliate EGI-Fund (05-07) Investors, L.L.C. to which it transferred a portion of its shares, “SZ Investments”), Third Avenue Business Trust, on behalf of Third Avenue Value Fund Series (“TAVF”), and D.E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), representing ownership of approximately 40% of Danielson’s outstanding common stock, have committed to participate in the Ref-Fuel Rights Offering and acquire their pro rata portion of the shares.
      Danielson has received a commitment from Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston for a debt financing package necessary to finance the acquisition, as well as to refinance the existing recourse debt of Covanta and provide additional liquidity for the Company. As discussed below, this financing will replace all of Domestic Covanta’s and CPIH’s corporate debt that was issued on March 10, 2004. The financing will consist of two tranches, each of which is secured by pledges of the stock of Covanta’s subsidiaries that have not otherwise been pledged, guarantees from certain of Covanta’s subsidiaries and all other available assets of Covanta’s subsidiaries. The first tranche, a first priority senior secured bank facility, is expected to be comprised of a funded $250 million variable rate term loan facility due 2012, a $100 million revolving credit facility expiring 2011, and a $340 million letter of credit facility expiring 2012. The revolving credit facility and the letter of credit facility will be available for the Company’s operations in connection with its domestic and international businesses, including the existing businesses of Ref-Fuel. The second tranche is a second priority senior secured variable rate term loan facility due 2013, expected to be in the principal amount of $425 million, fifty percent of which may be converted to fixed rate notes within 120 days following closing, at Covanta’s option and without premium or penalty.
      The closing of the financing and receipt of proceeds under the Ref-Fuel Rights Offering are closing conditions under the Purchase Agreement.
      Immediately upon closing of the acquisition, Ref-Fuel will become a wholly-owned subsidiary of Covanta, and Covanta will control the management and operations of the Ref-Fuel facilities. The current project and other debt of Ref-Fuel subsidiaries will not be refinanced in connection with the acquisition,

COVANTA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
except to the extent certain subsidiaries of Ref-Fuel may be required to repurchase outstanding notes from existing holders. The amount of notes repurchased, if any, may not exceed $425 million. Danielson’s existing commitments from Goldman Sachs Credit Partners and Credit Suisse First Boston provide sufficient financing for any such repurchases. In addition, existing revolving credit and letter of credit facility of American Ref-Fuel Company LLC (the direct parent of each Ref-Fuel project company) will be cancelled and replaced with new facilities at the Covanta level. For additional information concerning the combined capital structure of Covanta and Ref-Fuel following the acquisition, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      There can be no assurance that Danielson will be able to complete the acquisition of Ref-Fuel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
      Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta and its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 and in registration statements and other securities filings by the Company.
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
ADDITIONAL INFORMATION
      The following discussion addresses the financial condition of the Company as of March 31, 2005, and its results of operations for the three months ended March 31, 2005, compared with the combined successor period March 11, 2004 through March 31, 2004 and the Predecessor period January 1, 2004 through March 10, 2004. It should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto for the periods three months ended March 31, 2005 and 2004 also contained in this report. It should also be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004 and Management’s Discussion and Analysis included in the Company’s 2004 Annual Report on Form 10-K, as amended, to which the reader is directed for additional information. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather an update of the previous disclosures.
      The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the Company’s business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. As described in Note 10 to the Notes to the Condensed Consolidated Financial Statements, the Company made the final valuation adjustments to the assets and liabilities during the period ended March 10, 2005 resulting from its emergence from bankruptcy and acquisition by Danielson.
      As used in this Item 2, the term “Covanta” refers to Covanta Energy Corporation; “Company” refers to Covanta and its consolidated subsidiaries; “Domestic Covanta” refers to Covanta and its subsidiaries, other than CPIH, engaged in the waste-to-energy and independent power businesses in the United States; and “CPIH” refers to Covanta’s subsidiary, Covanta Power International Holdings, Inc and its subsidiaries engaged in the independent power business outside the United States.
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
      In its Domestic segment, the Company designs, constructs, and operates key infrastructure for municipalities and others in waste-to-energy and independent power production. Domestic Covanta’s principal business, from which the Company earns most of its revenue, is the operation of waste-to-energy facilities. Waste-to-energy facilities combust municipal solid waste as a means of environmentally sound waste disposal, and produce energy that is sold as electricity or steam to utilities and other purchasers. Domestic Covanta generally operates waste-to-energy facilities under long-term contracts with municipal clients. Some of these facilities are owned by Domestic Covanta, while others are owned by the municipal client or other third parties. For those facilities owned by it, Domestic Covanta retains the ability to operate such projects after current contracts expire. For those facilities not owned by Domestic Covanta, municipal clients generally have the contractual right, but not the obligation, to extend the contract and continue to retain Domestic Covanta’s service after the initial expiration date. For all waste-to-energy projects, Domestic Covanta receives revenue from two primary sources: fees it charges for processing waste received; and payments for electricity and steam.
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
      Domestic Covanta also operates one water project which produces potable water that is distributed by a municipal entity. For this project, Domestic Covanta receives revenue from service fees it charges the municipal entity. Domestic Covanta previously had operated several small waste water treatment projects pursuant to contractual arrangements with municipal entities or other customers. During 2004, Domestic Covanta’s operating contracts for these projects were either terminated or transferred to third parties. The termination of these operations did not have a material effect on Covanta. Covanta does not expect to grow its water business, and may consider further divestitures.
      In its International segment as of March 31, 2005, CPIH had ownership interests in, and/or operated, independent power production facilities in the Philippines, China, Bangladesh, India, and Costa Rica, and one waste-to-energy facility in Italy. The Costa Rica facilities generate electricity from hydroelectric resources while the other independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel oil. For these projects, CPIH receives revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

Optimizing Cash
      An important objective of management is to provide reliable service to its clients while generating sufficient cash to meet its recourse debt service and liquidity needs. Maintaining historic facility production levels and optimizing cash receipts is necessary to ensure that the Company has sufficient cash to fund operations, make appropriate and permitted capital expenditures and meet scheduled debt service payments. The Company does not expect to receive any cash contributions from Danielson, and is prohibited, under its principal financing arrangements, from using its cash to issue dividends to Danielson.
      The Company believes that when combined with its other sources of liquidity, Domestic Covanta’s operations should generate sufficient cash to meet operational needs, capital expenditures and debt service due prior to maturity on its corporate debt. Therefore, in order to optimize cash flows, management believes it must seek to continue to operate and maintain Domestic Covanta’s facilities consistent with historical performance levels, and to avoid increases in overhead and operating expenses in view of the largely fixed nature of Domestic Covanta’s revenues. Management will also seek to maintain or enhance Domestic Covanta’s cash flow from renewals or replacement of existing contracts (which begin to expire in October 2007), and from new contracts to expand existing facilities or operate additional facilities. Domestic Covanta’s ability to grow cash flows by investing in new projects is limited by debt covenants in its principal financing agreements, and by the scarcity of opportunities for developing and constructing new waste-to-energy facilities.
      The Company believes that CPIH’s operations should also generate sufficient cash to meet its operational needs, capital expenditures and current debt service prior to maturity on its corporate debt. However, due to risks inherent in foreign operations, CPIH’s receipt of cash distributions can be less regular and predictable than that of Domestic Covanta. Management believes that it must continue to operate and maintain CPIH’s facilities consistent with historical performance levels to enable its subsidiaries to comply with their respective debt covenants and make cash distributions to CPIH. It will also seek to refinance its corporate indebtedness, or sell its existing projects in an amount sufficient to repay such indebtedness, at or prior to its maturity in March 2007. In those jurisdictions where its subsidiaries’ energy purchasers, fuel suppliers or contractors may experience difficulty in meeting payment or performance obligations on a timely basis, CPIH must seek arrangements which permit the subsidiary to meet all of its obligations. CPIH’s ability to grow by investing in new projects is limited by debt covenants in its principal financing agreements.
      Domestic Covanta and CPIH each emerged from bankruptcy with material amounts of corporate debt. As of March 31, 2005 Domestic Covanta had outstanding corporate debt in the principal amount of $236.7 million, comprised of (i) secured notes due in 2011 in the amount of $208.7 million (accreting to $230 million at maturity) and (ii) unsecured notes due 2012 in the amount of $24 million (which are estimated to increase to approximately $28 million through the issuance of additional notes). As of March 31, 2005, Domestic Covanta also had credit facilities for liquidity and the issuance of letters of credit in the amount of $119.7 million, which credit facilities expire in 2009. The amount of the credit facility available for liquidity was $10 million. As of March 31, 2005, CPIH had outstanding corporate debt in the principal amount of $77.1 million and available credit facilities for liquidity in the amount of $8.8 million. Additional information on Domestic Covanta’s and CPIH’s debt and credit facilities is provided below in “Capital Resources and Commitments” and in “Liquidity.”
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
      Domestic Covanta’s ability to optimize its cash flow should be enhanced under the Tax Sharing Agreement with Danielson. This agreement provides that Danielson will file a federal tax return for its consolidated group of companies, including the subsidiaries which comprise Domestic Covanta, and that certain of Danielson’s NOLs will be available to offset the federal tax liability of Domestic Covanta. Consequently, Domestic Covanta’s federal income tax obligations will be substantially reduced. Covanta is not obligated to make any payments to Danielson with respect to the use of these NOLs. The NOLs will expire in varying amounts from December 31, 2005 through December 31, 2023 if not used. The IRS has not audited Danielson’s tax returns. See Note 26 to the Company’s Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 for additional information regarding Danielson’s NOLs and factors which may affect its availability to offset taxable income of Domestic Covanta. If the NOLs were not available to offset the federal income tax liability of Domestic Covanta, Domestic Covanta may not have sufficient cash flow available to pay debt service on the Domestic Covanta corporate credit facilities. Because CPIH is not included as a member of Danielson’s consolidated taxpayer group, the Tax Sharing Agreement does not benefit it.

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
      As described below in “Proposed Refinancing”, in connection with Danielson’s proposed acquisition of Ref-Fuel Danielson has received commitments to refinance both Domestic Covanta’s and to repay CPIH’s recourse debt. If it is able to close such refinancing, the Company expects to achieve both a lower overall cost with respect to its existing corporate debt and less restrictive covenants than under its current financing arrangements.

Earnings
      The Company’s emergence from bankruptcy did not affect the operating performance of its facilities or their ability to generate cash. However, as a result of the application of fresh-start and purchase accounting adjustments required upon the Company’s emergence from bankruptcy and acquisition by Danielson, the carrying value of the Company’s assets was adjusted to reflect their current estimated fair value based on discounted anticipated cash flows and estimates of management in consultation with valuation experts. The final adjustments resulted in future changes in non-cash items such as depreciation and amortization which will not be consistent with the amounts of such items for prior periods.
      Under applicable accounting principles to the extent that relevant information remained to be developed and fully evaluated, such preliminary estimates of fair value were allowed to be adjusted prior to March 10, 2005. Management, along with its valuation experts made the final valuation adjustments to the Company’s assets and liabilities. See Note 10 to the notes to the condensed consolidated financial statements for additional information on the impact of fresh-start adjustments on the Company’s financial statements.
      The Company’s condensed consolidated financial statements have been further adjusted to deconsolidate the Remaining Debtors from the consolidated group until they emerged or were disposed after March 10, 2004.

      Domestic Covanta owns certain waste-to-energy facilities for which the debt service (principal and interest) on project debt is expressly included as a component of the service fee paid by the municipal client. As of March 31, 2005 the principal amount of project debt outstanding with respect to these projects was approximately $647 million. In accordance with GAAP, regardless of the actual amounts paid by the municipal client with respect to this component, the Company records revenues with respect thereto based on levelized principal payments during the contract term, which are then discounted to reflect when the principal payments are actually paid by the municipal client. Accordingly the amount of revenues recorded does not equal the actual payment of this component by the municipal client in any given contract year and the difference between the two methods gives rise to the unbilled service receivable recorded on the Company’s balance sheet. The interest component of the debt service payment is recorded as revenue based upon the actual amount of this component paid by the municipal client.
      The Company also owns two waste-to-energy projects for which debt service is not expressly included in the fee it is paid. Rather, the Company receives a fee for each ton of waste processed at these projects. As of March 31, 2005, the principal amount of project debt outstanding with respect to these projects was approximately $166 million. Accordingly, Domestic Covanta does not record revenue reflecting principal on this project debt. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest when due.

Covanta Operating Performance and Seasonality
      The Company has historically performed its operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, in its contracts at domestic projects Domestic Covanta generally has limited its exposure for risks not within its control. For additional information about such risks and damages that Domestic Covanta may owe for its unexcused operating performance failures see, “Risk Factors” included in Part I, Item 1 in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. In monitoring and assessing the ongoing operating and financial performance of the Company’s domestic businesses, management focuses on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.
      A material portion of the Company’s domestic service revenues and energy revenues is relatively predictable because it is derived from long-term contracts where Domestic Covanta receives a fixed operating fee which escalates over time and a portion (typically 10%) of energy revenues. Domestic Covanta receives these revenues for performing to base contractual standards, including standards for waste processing and energy generation efficiency. These standards vary among contracts, and at three of its domestic waste-to-energy projects Covanta receives service revenue based entirely on the amount of waste processed instead of a fixed operating fee, and retains 100% of energy revenues generated. Domestic Covanta may receive material additional service and energy revenue if its domestic waste-to-energy projects operate at levels exceeding these contractual standards. Its ability to meet or exceed such standards at its domestic projects, and its general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or scrap metals, for projects where Domestic Covanta sells into those markets;

•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by a waste-to-energy facility;

•	Its ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	Contract counterparties’ ability to fulfill their obligations, including the ability of the Company’s various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at Domestic Covanta’s facilities; and

•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.
      The Company’s quarterly income from domestic operations within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance and the receipt of annual incentive fees, at many waste-to-energy facilities.
      Domestic Covanta usually conducts scheduled maintenance twice each year at each of its domestic facilities, which requires that individual boiler units temporarily cease operations. During these scheduled maintenance periods, Domestic Covanta incurs material repair and maintenance expenses and receives less revenue, until the boiler units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand in the spring and fall. The spring scheduled maintenance period generally occurs in the months of February, March and April and is typically more comprehensive and costly than the work conducted during the fall maintenance period, which usually occurs between mid-September and mid-November. As a result, Domestic Covanta has typically incurred its highest maintenance expense in the first half of the year
      Domestic Covanta earns annual incentive revenues at most of its waste-to-energy projects by processing waste during each contract year in excess of certain contractual levels. As a result, such revenues are recognized if and when the annual performance threshold has been achieved, which can occur only near the end of each respective contract year. Many contract years coincide with the applicable municipal client’s fiscal year, and as a result, the majority of this incentive revenue has historically been recognized in the second quarter and to a lesser extent in the fourth quarter. Additionally, for the contracts where Covanta retains 100% of the waste and energy revenues, these facilities will generate higher income in the second and third quarters after the scheduled maintenance has been completed and when both waste volumes and energy rates are typically at their highest levels in the year.
      Given the seasonal factors discussed above relating to its domestic business, Domestic Covanta has typically experienced its highest operating income from its domestic projects during the second and third quarters and the lowest operating income during the first quarter.
      The Company’s cash provided by domestic operating activities also varies seasonally. Generally cash provided by domestic operating activities follows income with a one to two month timing delay for maintenance expense payables. In addition, most capital projects are conducted during the scheduled maintenance periods. Further, certain substantial operating expenses (including annual insurance payments typically due in the fourth quarter) are accrued consistently each month throughout the year while the corresponding cash payments are made only a few times each year. Generally, the first quarter is negatively impacted to some extent as a result of such seasonal payments. These factors typically have caused Domestic Covanta’s operating cash flow from its domestic projects to be the lowest during the first quarter and the highest during the third quarter.
      The Company’s annual and quarterly financial performance can be affected by many factors, several of which are outside the Company’s control as are noted above. These factors can overshadow the seasonal dynamics described herein; particularly, with regard to quarterly cash from operations, which can be materially affected by changes in working capital. The first quarter of 2005 experienced a favorable change in working capital resulting from the timing of collections.

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
      Cash distributions from operating subsidiaries and partnerships to CPIH also vary seasonally but are generally unrelated to income seasonality. CPIH receives on a monthly basis modest distributions of operating fees. In addition, CPIH receives partnership distributions, which are typically prescribed by project debt documents and occur no more than several times per year for each project. Scheduled cash distributions from the Quezon and Haripur facilities, which are material, typically occur during the second and fourth quarters. As a result, CPIH’s cash available to service the CPIH term loan is typically much greater during the second and fourth quarters than during the first and third quarters.
      CPIH’s annual and quarterly financial performance can be affected by many factors several of which are outside CPIH’s control as are noted above. These factors can overshadow the seasonal dynamics described herein.

Recent Developments — Agreement to Acquire American Ref-Fuel Holdings Corp.
      On January 31, 2005, Covanta’s parent, Danielson, entered into the Purchase Agreement with Ref-Fuel, an owner and operator of waste-to-energy facilities in the northeast United States, with the Selling Stockholders to purchase 100% of the issued and outstanding shares of Ref-Fuel capital stock. Under the terms of the Purchase Agreement, Danielson will pay $740 million in cash for the stock of Ref-Fuel and will assume the consolidated net debt of Ref-Fuel, which as of December 31, 2004, had a carrying value of approximately $1.2 billion. After the transaction is completed, Ref-Fuel will be a wholly-owned subsidiary of Covanta.
      The acquisition is expected to close when all of the closing conditions to the Purchase Agreement have been satisfied or waived. These closing conditions include the receipt of approvals, consents and the satisfaction of all waiting periods as required under the Hart-Scott-Rodino Antitrust Improvements Act of

1976 and as required by certain governmental authorities such as the FERC and other applicable regulatory authorities. On March 21, 2005, Danielson received notice of early termination of the waiting period under HSR and on March 29, 2005, Danielson received FERC approval. Other closing conditions of the transaction include the following: Danielson’s completion of debt financing and the Ref-Fuel Rights Offering, as further described below; Danielson arranging letters of credit or other financial accommodations in the aggregate amount of $100 million to replace two currently outstanding letters of credit that have been entered into by two respective subsidiaries of Ref-Fuel and issued in favor of a third subsidiary of Ref-Fuel; and other customary closing conditions. While it is anticipated that all of the applicable conditions will be satisfied, there can be no assurance as to whether or when all of those conditions will be satisfied or, where permissible, waived.
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
      Danielson intends to finance this transaction through a combination of debt and equity financing. The equity component of the financing is expected to be obtained through the Ref-Fuel Rights Offering, and expected to consist of an approximately $400 million offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders at $6.00 per share. In the Ref-Fuel Rights Offering, Danielson’s existing stockholders will be issued rights to Danielson’s stock on a pro rata basis, with each holder entitled to purchase approximately 0.9 shares of Danielson’s common stock at an exercise price of $6.00 per full share for each share of Danielson’s common stock then held. The statements contained herein shall not constitute an offer to sell or solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made only pursuant to an effective registration statement and in compliance with all applicable securities laws.
      Three of Danielson’s largest stockholders, SZ Investments (together with its affiliate, EGI-Fund (05-07) Investors, L.L.C. to which it transferred a portion of it shares), TAVF and Laminar, representing ownership of approximately 40% of Danielson’s outstanding common stock, have committed to participate in the Ref-Fuel Rights Offering and acquire their pro rata portion of the shares.
      Danielson has received a commitment from Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston for a debt financing package for Covanta necessary to finance the acquisition, as well as to refinance the existing recourse debt of Covanta and provide additional liquidity It is currently expected that this financing shall consist of two tranches, each of which is secured by pledges of the stock of Covanta’s subsidiaries that has not otherwise been pledged, guarantees from certain of Covanta’s subsidiaries and all other available assets of Covanta’s subsidiaries. The first tranche, a first priority senior secured bank facility, is expected to be made up of a $250 million term loan facility, a $100 million revolving credit facility and a $340 million letter of credit facility. The second tranche is a second priority senior secured variable rate term loan facility due 2013, expected to be in the principal amount of $425 million, fifty percent of which may be converted to fixed rate notes within 120 days following closing, at Covanta’s option and without premium or penalty.
      The closing of the financing and receipt of proceeds under the Ref-Fuel Rights Offering are closing conditions under the Purchase Agreement.
      Immediately upon closing of the acquisition, Ref-Fuel will become a wholly-owned subsidiary of Covanta, and Covanta will control the management and operations of the Ref-Fuel facilities. The current project and other debt of Ref-Fuel subsidiaries will not be refinanced in connection with the acquisition, except to the extent certain subsidiaries of Ref-Fuel may be required to repurchase outstanding notes from existing holders. The amount of notes repurchased, if any, may not exceed $425 million. Danielson’s existing commitments from Goldman Sachs Credit Partners and Credit Suisse First Boston provide sufficient financing for any such repurchases. In addition, existing revolving credit and letter of credit facility of American Ref-

Fuel Company LLC (the direct parent of each Ref-Fuel project company) will be cancelled and replaced with new facilities at the Covanta level.
      There can be no assurance that Danielson will be able to complete the Ref-Fuel Rights Offering, obtain the credit facilities or complete the acquisition of Ref-Fuel.
OPERATING RESULTS
Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
      The discussion below provides comparative information regarding the Company’s historical consolidated results of operations. The information provided below with respect to revenue, expense and certain other items for periods during 2005 was affected materially by several factors which did not affect such items for comparable periods during 2004. These factors principally include:

•	The application of fresh-start and purchase accounting following Covanta’s emergence from bankruptcy, which are described in Note 2 to the Notes to the Condensed Consolidated Financial Statements;

•	The exclusion of revenue and expense after March 10, 2004 relating to the operations of the Remaining Debtors which were no longer included as consolidated subsidiaries after such date. Subsequently the Remaining Debtors involved in the Lake County, Florida waste-to-energy facility emerged from bankruptcy on December 14, 2004 and were consolidated from such date forward;

•	The exclusion of revenue and expense after May 2004 relating to the operations of the Philippines Magellan Cogeneration Project (“MCI”) facility, which commenced a reorganization proceeding under Philippine law on May 31, 2004, and is no longer included as a consolidated subsidiary after such date; and

•	The substantial reduction of revenue and expense after August 2004 relating to the operations of the Edison Bataan facility, which ceased operations due to the expiration of energy contracts.
      The factors noted above must be taken into account in developing meaningful comparisons between the periods compared below. The Predecessor and Successor periods for 2004 have been combined on a non-GAAP basis to facilitate the following year-to-year comparison of Covanta’s operations.

Consolidated Results
      The following table summarizes the historical consolidated results of operations of the Company for the three months ended March 31, 2005 and 2004 (in thousands of dollars):

		Combined
	For the	Results for	For the
	Three	the Three	Period	For the Period
	Months	Months	March 11	January 1
	Ended	Ended	through	Through
	March 31,	March 31,	March 31,	March 10,
	2005	2004	2004	2004

Service revenues	$111,458	$115,322	$25,455	$89,867
Electricity and steam sales	58,788	66,828	13,521	53,307
Construction revenues	690	58	—	58

Total revenues	170,936	182,208	38,976	143,232

Plant operating expenses	118,684	127,899	27,334	100,565
Construction costs	812	73	—	73
Depreciation and amortization	17,156	16,921	3,495	13,426
Net interest on project debt	9,633	15,682	2,275	13,407
Selling, general and administrative expenses	12,402	9,193	1,596	7,597
Other, net	(617)	(2,296)	(198)	(2,098)

Total costs and expenses	158,070	167,472	34,502	132,970

Operating income	12,866	14,736	4,474	10,262
Interest income	779	1,147	212	935
Interest expense	(10,321)	(8,965)	(2,823)	(6,142)
Reorganization items-expense	—	(58,282)	—	(58,282)
Gain on cancellation of pre-petition debt	—	510,680	—	510,680
Fresh-start adjustments	—	(399,063)	—	(399,063)

Income from continuing operations before income taxes, minority interests and equity in net income from unconsolidated investments	3,324	60,253	1,863	58,390
Income tax expense	(1,963)	(30,718)	(478)	(30,240)
Minority interests	(1,768)	(3,068)	(557)	(2,511)
Equity in net income from unconsolidated investments	6,434	4,077	153	3,924

Net income	$6,027	$30,544	$981	$29,563

      The following general discussion should be read in conjunction with the above table, the condensed consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses and operating income of the Company is provided in the Domestic Segment and International Segment discussions below.
      Consolidated total revenues for the first quarter of 2005 decreased $11.3 million compared to the first quarter of 2004. This resulted from a decrease in both the service revenues and electricity and steam sales primarily due to exclusion of revenues of certain unconsolidated subsidiaries in bankruptcy or insolvency proceeding. See separate segment discussions below for details relating to these variances.

      Consolidated total cost and expenses before operating income for the first quarter of 2005 decreased $9.4 million compared to the same period in 2004 primarily due to the exclusion of costs and expenses of certain unconsolidated subsidiaries in bankruptcy or insolvency proceedings. Included in the reduction of total costs and expenses in 2005 was lower net interest on project debt due to the restructuring of project debt at the Company’s projects in India, the amortization of project debt premium, and lower domestic project debt balances. The decreases were offset by an increase in selling, general and administrative expenses primarily from higher professional fees as well as stock compensation expense as a result of the October 2004 restricted stock grant.
      Interest income in the first quarter was lower than the first quarter in 2004 due to overall lower invested cash balances in 2005. The lower invested balances were primarily a result of payments in the first quarter of 2004 as part of the Company’s reorganization plan as they emerged from bankruptcy. Interest expense for the first quarter of 2005 increased $1.4 million compared to the same period in 2004. The increase was attributable to the CPIH term loan which has only been outstanding and accruing interest since emergence.
      Reorganization items for the first quarter of 2004 were $58.3 million related to the Company’s bankruptcy proceedings and reorganization.
      The effective tax rate for the first three months of 2005 was 59.1% compared to 51.0% for the first three months of 2004. The increase in rates related to the U.S. income tax provided on higher foreign income in the first quarter of 2005.
      Equity income of unconsolidated investments for the first quarter of 2005 increased $2.4 million. The increase was primarily a result of fresh-start accounting adjustments and the scheduled maintenance activity in the Company’s International Segment taking place in the second quarter of 2005 compared to the first quarter of 2004.

Domestic Segment
      The following table summarizes the historical results of operations of the Domestic segment for the three months ended March 31, 2005 and 2004 (in thousands of dollars):

		Combined
	For the	results for the	For the period	For the period
	three months	three months	March 11	January 1
	ended	ended	through	through
	March 31,	March 31,	March 31,	March 10,
	2005	2004	2004	2004

Service revenues	$109,715	$113,829	$25,132	$88,697
Electric and steam sales	24,562	23,607	4,665	18,942
Construction revenues	690	58	—	58

Total revenues	$134,967	$137,494	$29,797	$107,697

Operating income	$7,610	$8,914	$1,782	$7,132
      Service revenues for the first quarter of 2005 decreased $4.1 million compared to the first quarter of 2004 primarily due to a $2.1 million reduction from the deconsolidation of the Remaining Debtors. In addition, service revenues decreased $1.8 million due to the sale of two of the Company’s larger bio-gas facilities in December 2004 and the restructuring of the remaining six bio-gas projects in late 2004, which revenues from the date of restructuring were recorded in electric and steam sales. The revenue of these bio-gas projects was previously recorded as service revenues in the first quarter of 2004.
      Electricity and steam sales for the first quarter of 2005 increased $1.0 million compared to the first quarter of 2004. Of this increase, $1.1 million was due to the restructuring of six bio-gas projects in the fourth quarter of 2004. Electric and steam sales also increased $1.0 million due to higher energy pricing primarily at the Alexandria and Union facilities, and $0.6 million due to the timing of spring maintenance at one waste-to-energy facility. These increases were offset by a $2.0 million decrease primarily due to fresh-start accounting adjustments related to the elimination of amortization on the deferred gain relating to the Haverhill facility energy contract.
      Plant operating costs for the first quarter of 2005 decreased $4.1 million compared to the first quarter of 2004. Of this decrease, $2.2 million related to the deconsolidation of the Remaining Debtors and the remaining decrease was primarily due to the timing of scheduled maintenance activities and the sale of two bio-gas projects in December 2004.
      Depreciation and amortization for the first quarter of 2005 increased $1.9 million compared to the same period in 2004. On March 10, 2004 property, plant, and equipment were recorded at estimated fair values, and the related estimated remaining useful lives were revised resulting in higher depreciation expense. On the same date, assets related to service and energy contracts were recorded at estimated fair values and are amortized over the remaining life of the contracts resulting in additional amortization expense beginning as of March 10, 2004.
      Net interest on project debt for the first quarter of 2005 decreased $4.2 million compared to the first quarter of 2004. The decrease was primarily the result of lower project debt balances, the exclusion of debt service related to the deconsolidation of the Remaining Debtors, and the amortization of bond premiums recorded upon emergence to reflect the fair value of project debt.
      Selling, general and administrative expenses increased $2.6 million in the first quarter of 2005 compared to the first quarter of 2004. This increase was substantially due to a $2.8 million increase in professional fees, a $1.0 million increase due to costs incurred for Danielson parent operations and a $0.8 million increase in non-cash stock compensation expense due to the vesting of restricted stock granted in October 2004. This increase was offset in part by a $0.4 million decrease in wages and benefits and other reductions in various selling, general and administrative expenses.
      Income from operations for the Domestic segment for the first quarter of 2005 decreased by $1.3 million compared to the first quarter of 2004. This decrease was mostly comprised of the following; net decreases in total revenues ($2.5 million), increases in selling, general and administrative expense ($2.6 million), and higher depreciation expense related to fresh-start accounting adjustments ($1.9 million) offset by lower interest expense on project debt ($4.2 million), and the remaining offset was primarily due to the deconsolidation of the Remaining Debtors ($2.2 million) and reductions in plant operating costs as a result of the timing of scheduled maintenance activities.

International Segment
      The following table summarizes the historical results of operations of the International segment for the three months ended March 31, 2005 and 2004 (in thousands of dollars):

		Combined
	For the	Results for the	For the Period	For the Period
	Three Months	Three Months	March 11	January 1
	Ended	Ended	through	through
	March 31,	March 31,	March 31,	March 10,
	2005	2004	2004	2004

Service revenues	$1,743	$1,493	$323	$1,170
Electric and steam sales	34,226	43,221	8,856	34,365

Total revenues	$35,969	$44,714	$9,179	$35,535

Operating income	$5,256	$5,822	$2,692	$3,130
      Total revenues for the International segment for the first quarter of 2005 decreased $8.7 million compared to the first quarter of 2004. This decrease is due to a $2.4 million decrease reflecting reduced tariffs from lower interest costs as a result of the project debt refinancing described below, as well as lower demand at two facilities in India in the first quarter of 2005. Also contributing to this decrease was a $4.2 million decrease from the deconsolidation of the MCI facility in the Philippines and a $2.9 million decrease due to the expiration of an energy contract in the Philippines.

      International plant operating costs were lower by $5.2 million in the first quarter of 2005, of which $4.6 million was due to the deconsolidation of the MCI facility, and $1.3 million of the decrease was due to the expiration of an energy contract in the Philippines, which were offset by a $0.8 million increase in fuel costs at CPIH’s facilities in China.
      Depreciation and amortization for the first quarter of 2005 decreased $1.7 million compared to the same period in 2004 as a result of fresh-start accounting adjustments.
      Net interest on project debt for the first quarter of 2005 decreased $1.8 million compared to the first quarter of 2004. The decrease was primarily due to the refinancing of project debt at two facilities in India and the deconsolidation of the MCI facility in May 2004.
      Income from operations for the International segment for the first quarter of 2005 was $0.6 million lower than the first quarter of 2004.

CAPITAL RESOURCES AND COMMITMENTS
      The following chart summarizes the various components and amounts of Domestic Covanta and CPIH project and recourse debt as of March 31, 2005 (in millions). Danielson has no obligations with respect to any of the project or recourse debt of the Company, CPIH, or their respective subsidiaries.
COVANTA CAPITAL STRUCTURE
(Dollars in millions)

      Domestic Project Debt. Financing for Domestic Covanta’s waste-to-energy projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For most facilities owned by a Domestic Covanta subsidiary, the issuer of the bonds loans the bond proceeds to a Covanta subsidiary to pay for facility construction. The municipality then pays to the subsidiary as part of its service fee amounts necessary to pay debt service on the project bonds. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in the Company’s consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. Such project debt of Domestic Covanta subsidiaries is described in the table above as non-recourse project debt. The only potential recourse to Covanta with respect to project debt arises under the operating performance guarantees described below under “Other Commitments”.
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
      Corporate Debt. Domestic Covanta’s and CPIH’s recourse debt obligations arise from its Chapter 11 proceeding and are outlined on the following table:
Domestic Covanta Debt

Designation	Principal Amount	Interest	Principal Payments	Security

High Yield Notes	$208.7 million (as of March 31, 2005) accreting to an aggregate principal amount of $230 million	Payable semi-annually in arrears at 8.25% per annum on $230 million	Due on maturity in March 2011	Third priority lien in substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s domestic subsidiaries which are borrowers.

Designation	Principal Amount	Interest	Principal Payments	Security

Unsecured Notes	$28 million (est.), based on determination of allowed pre-petition unsecured obligations	Payable semi- annually in arrears at 7.5% per annum	Annual amortization payments of $3.9 million beginning March 2006 with the remaining balance due at maturity in March 2012	Unsecured and subordinated in right of payment to all senior indebtedness of Covanta including, the First Lien Facility and the Second Lien Facility, the High Yield Notes will otherwise rank equal with, or be senior to, all other indebtedness of Covanta.
CPIH Debt

Designation	Principal Amount	Interest	Principal Payments	Security

Term Loan Facility	$77.1 million (as of March 31, 2005)	Payable monthly in arrears at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable as increase to the principal amount of the loan	Due on maturity in March 2007	Second priority lien on substantially all of the CPIH Borrowers’ assets not otherwise pledged.
      The indentures relating to the High Yield Notes and Unsecured Notes provide that the Domestic Borrowers must comply with certain affirmative and negative covenants. In addition, the CPIH Term Loan Facility and the CPIH Revolving Credit Facility provide that CPIH Borrowers must comply with certain affirmative and negative covenants. See Covanta’s 2004 Annual Report on Form 10-K, as amended, for a description of such covenants as well as other material terms and conditions of such agreements.
      As of March 31, 2005, neither Domestic Covanta nor CPIH was in default under their respective corporate debt covenants.

Other Commitments.
      The Company’s other commitments as of March 31, 2005 were as follows (in thousands of dollars):

	Commitments Expiring by Period

		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$192,946	$21,463	$171,483
Surety bonds	20,094	—	20,094

Total other commitments — net	$213,040	$21,463	$191,577

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

      Two of these letters of credit relate to a waste-to-energy project and are provided under the First Lien Facility. This facility currently provides for letters of credit in the amount of approximately $120 million and generally reduces semi-annually as the related contractual requirement reduces until 2009, when the letters of credit are no longer contractually required to be maintained. The other letters of credit are provided under the Second Lien Facility and one unsecured letter of credit facility, in support of Domestic Covanta’s businesses and to continue existing letters of credit required by CPIH’s businesses. Some of these letters of credit reduce over time as well, and one of such reducing letters of credit may be cancelled if Covanta receives an investment grade rating from both Moody’s Investors Service and Standard & Poor’s. As of March 31, 2005, Domestic Covanta had approximately $47 million in available capacity for additional letters of credit under the Second Lien Facility.
      The surety bonds listed on the table above relate to performance under its former waste water treatment operating contracts ($10.9 million) and possible closure costs for various energy projects when such projects cease operating ($9.2 million). Were these bonds to be drawn upon, the Company would ordinarily have a contractual obligation to indemnify the surety company. However, since these indemnity obligations arose prior to the Company’s bankruptcy filing, the surety companies’ indemnity claims would entitle them to share only in a limited distribution along with other unsecured creditors under the Reorganization Plan. Because such claims share in a fixed distribution under the Reorganization Plan, the Company expects that any such distribution will not affect the obligations of Domestic Covanta or CPIH. The sureties may have additional rights to make claims against retainage or other funds owed to the Company with respect to projects for which surety bonds were issued. The Company expects that enforcement of such rights will not have any material impact upon results of operations and financial condition of Domestic Covanta or CPIH.
      The following table describes the reduction in letter of credit requirements, through the end of 2009, for all existing letters of credit; the table does not include amounts with respect to new letters of credit that may be issued. All amounts are stated as of December 31 of the year noted (in thousands of dollars):

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
      Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to municipal clients and other parties that Covanta’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by the Company, Covanta’s potential maximum liability as of March 31, 2005 associated with the repayment of the municipalities’ project debt on such facilities was in excess of $1 billion. This amount was not recorded as a liability in the Company’s condensed consolidated balance sheet as of March 31, 2005 as Covanta believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Company-owned waste-to-energy facilities could expose Covanta to recourse liability on project debt shown on the foregoing table. Covanta also believes that it has not incurred such damages at the date of the financial statements. If Covanta is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.
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
      At March 31, 2005, Domestic Covanta had $47.8 million in unrestricted cash. In the first quarter of 2005, in accordance with the provisions of the first and second lien facilities, Domestic Covanta also deposited $13.7 million into escrow as described below. Restricted funds held in trust largely reflects payments from municipal clients under service agreements as the part of the service fee due reflecting debt service. These payments are made directly to the trustee for the related project debt and are held by it until paid to project debt holders. The Company does not have access to these funds. In addition, as of March 31, 2005, Domestic Covanta had $24.5 million in cash held in restricted accounts to pay for additional emergence expenses that are estimated to be paid after emergence. Cash held in such reserve accounts is not available for general corporate purposes.
      For the three months ended March 31, 2005, CPIH made payments of $0.6 million to reduce outstanding principal on its term loan, a portion of which was funded by the sale of its interest in two projects in India. At March 31, 2005, CPIH had $2.0 million in its domestic accounts. CPIH also had $8.2 million related to cash held in foreign bank accounts that could be difficult to transfer to the U.S. due to the: (i) requirements of the relevant project financing documents; (ii) applicable laws affecting the foreign project; (iii) contractual obligations; and (iv) prevention of material adverse tax liabilities to the Company and subsidiaries. While CPIH’s existing term loan and revolver remain outstanding, CPIH’s cash balance is not available to be transferred to Domestic Covanta.
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

      Domestic Covanta and CPIH have entered into the following credit facilities which provide liquidity and letters of credit relating to their respective businesses. As of March 31, 2005, neither Domestic Covanta nor CPIH had made any borrowings under their respective revolving liquidity facilities.

Designation	Purpose	Term	Security

Domestic Covanta Facilities
First Lien Facility	To provide for letter of credit required for a Covanta waste-to-energy facility	Expires March 2009	First priority lien on substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s subsidiaries which are domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.
Second Lien Facility	To provide for certain existing and new letters of credit and up to $10 million in revolving credit for general corporate purposes	Expires March 2009	Second priority lien on substantially all of the assets of the domestic borrowers not subject to prior liens. Guaranteed by domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.
CPIH Facility
Revolving Loan Facility	Up to $8.8 million	Expires March 2007	First priority lien on the stock of CPIH and substantially all of the CPIH borrowers’ assets not otherwise pledged.
      All obligations under the Company’s financing arrangements which existed prior to and during its bankruptcy proceeding were discharged on March 10, 2004, the effective date of the Reorganization Plan. On the same date and pursuant to the Reorganization Plan, the Company entered into new credit facilities, as described below.
      The Domestic Borrowers entered into two credit facilities to provide letters of credit and liquidity in support of the Company’s domestic operations and to maintain existing letters of credit in support of its international operations. The Domestic Borrowers entered into the First Lien Facility, secured by a first priority lien on substantially all of the assets of the Domestic Borrowers not subject to prior liens (the “Collateral”). The First Lien Facility provides commitments for the issuance of letters of credit with respect to one waste-to-energy facility. The First Lien Facility reduces semi-annually as the contractually-required letter of credit for this facility reduces. As of March 31, 2005, this requirement was approximately $119.7 million. Additionally, the Domestic Borrowers entered into the Second Lien Facility, secured by a second priority lien on the Collateral. The Second Lien Facility is a letter of credit and liquidity facility in the aggregate amount of $118 million, up to $10 million of which may be used for cash borrowings on a revolving basis for general corporate purposes. Among other things, the Second Lien Facility will provide the Company with the ability to obtain new letters of credit as may be required with respect to various domestic waste-to-energy facilities, as well as to maintain existing letters of credit with respect to international projects. Both the First Lien Facility and the Second Lien expire in March 2009.
      See Covanta’s 2004 Annual Report on Form 10-K, as amended, for a description of covenants as well as other material terms and conditions of the First Lien Facility, the Second Lien Facility, and the CPIH Revolving Loan Facility.
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
      Under these facilities Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit. In accordance with the annual cash flow and the excess cash on hand provisions of the First and Second Lien Facilities, Domestic Covanta deposited $3.2 million and $10.5 million on January 3, 2005 and March 1, 2005, respectively, into a restricted collateral account for this purpose. This restricted collateral will become available to the Domestic Borrowers if Covanta is successful in refinancing its current recourse debt. These funds are recorded in the Condensed Consolidated Balance Sheet as “Restricted Funds held to collateralize letters of credit.”
      As of March 31, 2005, neither Domestic Covanta nor CPIH was in default under their respective credit facility covenants.
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

      The following table provides additional information with respect to cash available to pay Domestic Covanta’s and CPIH’s recourse debt and letter of credit fees as of March 31, 2005 (in thousands of dollars):

	Domestic	CPIH	Consolidated

Operating income	$7,610	$5,256	12,866
Depreciation and amortization	14,975	2,181	17,156
Change in unbilled service receivables	3,918	—	3,918
Project debt principal repaid	(26,573)	(3,678)	(30,251)
Change in restricted funds held in trust	(912)	(4,613)	(5,525)
Change in restricted funds for emergence costs	8,329	—	8,329
Change in accrued emergence costs	(8,329)	—	(8,329)
Change in other liabilities	(1,083)	(1,434)	(2,517)
Distributions to minority partners	(980)	(382)	(1,362)
Amortization of premium and discount	(2,802)		(2,802)
Investments in facilities	(5,119)	(102)	(5,221)
Change in other assets	23,415	869	24,284

Cash generated for recourse debt and letters of credit fee, pre-tax	12,449	(1,903)	10,546
Corporate income taxes paid:
Foreign	—	(1,197)	(1,197)
State	(1,346)	—	(1,346)
Federal	(180)	—	(180)

Corporate income taxes paid	(1,526)	(1,197)	(2,723)

Cash generated for recourse debt and letters of credit fee, after taxes	10,923	(3,100)	7,823
Cash balance, beginning of period	63,123	14,989	78,112

Cash available for recourse debt and letter of credit fees	74,046	11,889	85,935
Recourse debt service and letter of credit fees paid-net	(12,465)	(1,136)	(13,601)
Payment of principal recourse debt	(28)	(572)	(600)
Change in funds deposited into escrow to collateralize letters of credit(a)	(13,722)	—	(13,722)

Cash balance, end of period	$47,831	$10,181	$58,012

(a)	The Company’s First and Second Lien Facilities each require that the Company apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit. At December 31, 2004, the Company’s operations generated $13.7 million of excess cash, as defined in the credit agreements. Subsequently, in accordance with the provisions of the First and Second Lien Facilities, the Company deposited $3.2 million and $10.5 million on January 3, 2005 and March 1, 2005, respectively, into a restricted collateral account for this purpose. If the Company succeeds in refinancing its recourse debt, these funds will be returned to the Company.

      Reconciliation of cash generated for corporate debt and letter of credit fees after taxes to cash provided by operating activities for the period January 1, 2005 through March 31, 2005 (in thousands of dollars):

Cash generated for recourse debt and letter of credit fees	$7,823
Investment in facilities	5,221
Distribution to minority partners	1,362
Change in restricted funds held in trust	5,525
Payment of project debt	30,251
Recourse debt service and letter of credit fees paid — net	(13,601)
Other cash provided in investing activities	857

Cash provided by operating activities for the period January 1, 2005 to March 31, 2005	$37,438

PROPOSED REFINANCING OF DEBT, LIQUIDITY AND LETTER OF CREDIT FACILITIES
      In connection with the proposed acquisition of Ref-Fuel, Danielson has received commitments to finance the acquisition and to refinance all of Domestic Covanta’s and CPIH’s recourse debt. The financing is not expected to alter the project debt of Covanta’s subsidiaries, or the existing corporate and project debt of Ref-Fuel’s subsidiaries other than a revolving loan facility being replaced. The following chart indicates the anticipated combined debt capital structure of Covanta and its subsidiaries following the proposed acquisition. Amounts shown below are as of March 31, 2005 unless otherwise indicated (in millions of dollars).

Danielson
$18 Corporate Cash and Investments
Includes $10 held in escrow for acquisition
and excludes investment in warrants
Covanta
PROPOSED NEW DEBT
• $100 Revolving Credit facility[a]
• $340 1st Lien L/C Facility
• $250 1st Lien Term Loan
• $425 2nd Lien Term Loan[b]
(a) Up to $75 available for L/C's
(b) 50% of which may be convertible to fixed rate notes
PROPOSED NEW DEBT
International Subsidiaries
$10 Corporate Cash
$47 Restricted Cash[4]
$101 Non-Recourse Debt
Domestic Subsidiaries
$48 Corporate Cash
$198 Restricted Cash[4]
$778 Non-Recourse Project Debt[3]
American Ref-Fuel Holdings Corp.
$49 Corporate Cash[1][2]
$139 Restricted Cash[1][2][4]
MSW Energy Holdings II LLC
$225[1] @ 7 3/8%
Senior Secured Notes Due 2010
MSW Energy Holdings LLC
$200[1] @ 8 1/2%
Senior Secured Notes Due 2010
Existing Debt
American Ref-Fuel Company LLC
$240[1] @ 6.26%
Senior Notes due 2015
Operating Subsidiaries
Total Project Debt $722[1][3]

(1) Source: Public Company filings as of March 31, 2005
(2) Based on corporate cash at MSW Energy
(3) Par Amount
(4) Held in trust primarily for debt service
(5) Restricted funds to collateralize letters of credit

      Many of the material terms of Covanta’s proposed new debt and refinanced debt, including interest rates, security and covenants have not been finalized. Such proposed debt will consist of first and second lien secured facilities. The first lien facilities is expected to consist of:

•	$100 million revolving loan facility expiring 2011;

•	$340 million letter of credit facility expiring 2011; and

•	$250 million variable rate term loan facility due 2012.
      The second lien facility will consist of a $425 million variable rate term loan facility due 2013, fifty percent of which may be converted to fixed rate notes within 120 days following the closing, at Covanta’s option and without premium or penalty.
      Covanta will incur no cost or obligation if the financing or refinancing does not occur.
      There can be no assurance that the acquisition, or the related refinancing of Domestic Covanta’s and CPIH’s corporate debt, will successfully close.
Material Weakness in Internal Controls and Procedures
      As set forth in Item 4 — Controls and Procedures, as of December 31, 2004, Covanta reported that management had identified a material weakness in its internal controls and procedures over financial reporting. Specifically, during the course of its audit of Covanta’s 2004 financial statements, Ernst & Young LLP, Covanta’s independent auditors, identified errors, principally related to complex manual “fresh-start” accounting calculations, predominantly affecting Covanta’s investments in its international businesses. Fresh-start accounting was required following Covanta’s emergence from bankruptcy on March 10, 2004, pursuant to Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” These errors, the net effect of which was immaterial (less than $2 million in pretax income) were corrected in Covanta’s 2004 Consolidated Financial Statements prior to their issuance. However, management determined that errors in complex fresh-start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review.
      Although the material weakness reported related primarily to complicated “fresh-start” accounting calculations, which will no longer be applicable after March 10, 2005, similarly complicated accounting calculations may be required in connection with CPIH’s international operations and Covanta’s pending acquisition of Ref-Fuel. As a result, during the first quarter of 2005 and subsequent thereto, Covanta’s management has identified and undertaken several actions to remediate the reported material weakness in internal controls over financial reporting. These actions are described in Item 4 “Controls and Procedures”, below.
      Management believes that the actions taken to address the control deficiency underlying the reported material weakness will improve Covanta’s internal controls over financial reporting. Although Covanta has devoted significant time and resources toward remediating its reported material weakness and made progress in improving its internal controls over financial reporting, Covanta management is unable, as of the date of this Quarterly Report on Form 10-Q, to conclude that its actions have effectively corrected the reported material weakness. Until Covanta is able to assert that its internal control over financial reporting is effective, Covanta’s management believes the existence of the reported material weakness represents a known uncertainty with respect to the accuracy of its financial statements. See also “Risk Factors — failure to maintain an effective system of internal controls over financial reporting may have an adverse effect on our stock price” in Covanta’s 2004 Annual Report on Form 10-K, as amended, for continuing risks of the failure to maintain an effective system of financial reporting controls and procedures, including risks of exposing Covanta to regulatory sanctions and a loss of investor confidence.
Discussion of Critical Accounting Policies
      In preparing its consolidated financial statements in accordance with U.S. generally accepted accounting principles the Company is required to use its judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of the Company’s critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See the Company’s Discussion of Critical Accounting Policies in Item 7 of its Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
Supplemental Financial Information About Domestic Covanta and CPIH
      The following condensed consolidating balance sheets, statements of operations and statements of cash flow provide additional financial information for Domestic Covanta and CPIH.

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2005

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
Assets
Current Assets:
Cash and cash equivalents	$47,831	$10,181	$58,012
Marketable securities available for sale	4,100	—	4,100
Restricted funds for emergence costs	24,476	—	24,476
Restricted funds held in trust	93,890	27,635	121,525
Unbilled service receivable	56,650	—	56,650
Other current assets	135,955	43,452	179,407

Total current assets	362,902	81,268	444,170
Property, plant and equipment — net	754,249	100,101	854,350
Restricted funds held in trust	104,431	19,487	123,918
Funds held in escrow to collateralize letters of credit	13,722	—	13,722
Service and energy contracts and other intangible assets	183,421	754	184,175
Unbilled service receivable	95,799	—	95,799
Other assets	48,833	70,844	119,677

Total assets	1,563,357	272,454	1,835,811

Liabilities and Shareholders’ Equity:
Current liabilities:
Current portion of long-term debt	113	—	113
Current portion of project debt	89,306	25,413	114,719
Accrued emergence costs	24,476	—	24,476
Other current liabilities	119,758	21,103	140,861

Total current liabilities	233,653	46,516	280,169
Long-term debt	236,759	77,132	313,891
Project debt	724,038	75,221	799,259
Deferred income taxes	161,906	10,904	172,810
Other liabilities	95,797	2,484	98,281

Total liabilities	1,452,153	212,257	1,664,410

Minority interests	45,257	40,856	86,113
Total shareholders’ equity	65,947	19,341	85,288

Total liabilities, minority interests and shareholders’ equity	$1,563,357	$272,454	$1,835,811

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
Total revenues	$134,967	$35,969	$170,936
Depreciation and amortization	14,975	2,181	17,156
Net interest on project debt	7,707	1,926	9,633
Plant operating and other costs and expenses	104,675	26,606	131,281

Total costs and expenses	127,357	30,713	158,070

Operating income	7,610	5,256	12,866
Interest income	342	437	779
Interest expense	(8,333)	(1,988)	(10,321)
Income tax (expense) benefit	161	(2,124)	(1,963)
Minority interests	(296)	(1,472)	(1,768)
Equity in net income from unconsolidated investments	88	6,346	6,434

Net income (loss)	$(428)	$6,455	$6,027

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(428)	$6,455	$6,027
Adjustments to Reconcile Net income to Net Cash Provided by Operating Activities:
Depreciation and amortization	14,975	2,181	17,156
Deferred income taxes	(729)	1,377	648
Equity in income from unconsolidated investments	(88)	(6,346)	(6,434)
Accretion of principal on High Yield Notes	856	—	856
Amortization of premium and discount	(2,802)	—	(2,802)
Minority interests	296	1,472	1,768
Stock compensation expense	797	—	797
Other	364	(100)	264
Management of Operating Assets and Liabilities:
Unbilled service receivables	3,918	—	3,918
Restricted funds held in trust for emergence costs	8,329	—	8,329
Other assets	23,111	969	24,080
Accrued emergence costs	(8,329)	—	(8,329)
Other liabilities	(7,371)	(1,469)	(8,840)

Net cash provided by operating activities	32,899	4,539	37,438

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in facilities	(5,119)	(102)	(5,221)
Other	(857)	—	(857)

Net cash used in investing activities	(5,976)	(102)	(6,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted funds held in trust	(912)	(4,613)	(5,525)
Funds deposited into escrow to collateralize letters of credit	(13,722)	—	(13,722)
Payment of project debt	(26,573)	(3,678)	(30,251)
Payment of recourse debt	(28)	(572)	(600)
Other	(980)	(382)	(1,362)

Net cash used in financing activities	(42,215)	(9,245)	(51,460)

Net decrease in cash and cash equivalents	(15,292)	(4,808)	(20,100)
Cash and cash equivalents at beginning of year	63,123	14,989	78,112

Cash and cash equivalents at March 31, 2005	$47,831	$10,181	$58,012

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      For quantitative and qualitative disclosures about market risk affecting Covanta see, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in Covanta’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. Covanta’s exposure to market risk has not changed materially since December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES
      Covanta’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Covanta’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by Covanta in reports it files or submits under the Exchange Act is accumulated and communicated to Covanta’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      As of December 31, 2004, Covanta reported that management had identified a material weakness in its internal controls and procedures over financial reporting. Specifically, during the course of its audit of Covanta’s 2004 financial statements, Ernst & Young LLP, Covanta’s independent auditors, identified errors, principally related to complex manual “fresh-start” accounting calculations, predominantly affecting Covanta’s investments in its international businesses. Fresh-start accounting was required following Covanta’s emergence from bankruptcy on March 10, 2004, pursuant to Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” These errors, the net effect of which was immaterial (less than $2 million in pretax income) were corrected in Covanta’s 2004 Consolidated Financial Statements prior to their issuance. However, management determined that errors in complex fresh-start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review. As a result, Covanta reported in its 2004 Annual Report on Form 10-K, as amended, that management had concluded that as a result of such material weakness, Covanta’s disclosure controls were not effective as of December 31, 2004.
      As part of its evaluation described above, Covanta’s management has evaluated whether the control deficiencies related to the reported material weakness in its internal controls over financial reporting continue to exist. Although Covanta has devoted significant time and resources toward remediating its reported material weakness and made progress in that regard, Covanta’s management has concluded that the control deficiencies relating to the reported material weakness had not been effectively remediated as of March 31, 2005.
      Based upon the results of that evaluation, Covanta’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005, Covanta’s disclosure controls were not effective to provide reasonable assurance that the information required to be disclosed by Covanta in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      Covanta’s management, including the Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within Covanta have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.
      Changes in Internal Control Over Financial Reporting. Covanta made the following modifications to its internal controls over financial reporting to remediate its previously reported material weakness and to enhance its existing controls since December 31, 2004 and prior to the date hereof:

•	Prior to March 31, 2005, hired a controller, who after an introductory and integration period, was appointed as Chief Accounting Officer subsequent to March 31, 2005;

•	Prior to March 31, 2005, commenced additional review and quality control procedures, with particular focus on complex accounting areas;

•	Prior and subsequent to March 31, 2005, Covanta has identified accounting and finance personnel at Ref-Fuel and will continue to recruit additional in-house accounting personnel with requisite knowledge of complex technical accounting issues to improve and expand its depth in the accounting function;

•	Subsequent to March 31, 2005, strengthened, with respect to domestic and international businesses, the reporting lines to Covanta’s Chief Financial Officer and its new Chief Accounting Officer;

•	Subsequent to March 31, 2005, engaged services of two experienced external accounting professionals to bolster existing staff, and integrated such professionals into the accounting organization with supervisory responsibilities;

•	Subsequent to March 31, 2005, held a training session for corporate accounting supervisory staff; and

•	Subsequent to March 31, 2005, performed vigorous reviews of remaining fresh-start calculations.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      See Note 13 to the condensed consolidated financial included in Part I, Item I of this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5.	OTHER INFORMATION
      None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANTA ENERGY CORPORATION
(Registrant)

By:	/s/ Craig D. Abolt

Craig D. Abolt
Senior Vice President and
Chief Financial Officer

By:	/s/ Thomas Bucks

Thomas Bucks
Chief Accounting Officer
Date: May 4, 2005